Form 10-Q
period 2016-09-30
Public Storage
filed 2016-11-03
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 31, 2016:

Common Shares of beneficial interest, $.10 par value per share –  173,440,267 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2016 and December 31, 2015	1

	Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015	3

	Statement of Equity for the Nine Months Ended September 30, 2016	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	5-6

	Condensed Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.	Exhibits	54

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

Cash and cash equivalents	$57,213	$104,285
Real estate facilities, at cost:
Land	3,712,382	3,564,810
Buildings	9,973,859	9,640,451
	13,686,241	13,205,261
Accumulated depreciation	(5,166,881)	(4,866,738)
	8,519,360	8,338,523
Construction in process	261,372	219,190
	8,780,732	8,557,713

Investments in unconsolidated real estate entities	697,040	809,308
Goodwill and other intangible assets, net	212,548	211,458
Other assets	118,236	95,468
Total assets	$9,865,769	$9,778,232

LIABILITIES AND EQUITY

Senior unsecured notes	$383,438	$263,940
Mortgage notes	47,454	55,076
Accrued and other liabilities	345,734	261,578
Total liabilities	776,626	580,594

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
160,700 shares issued (in series) and outstanding, (162,200 at
December 31, 2015), at liquidation preference	4,017,500	4,055,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,137,424 shares issued and outstanding (172,921,241 shares at
December 31, 2015)	17,314	17,293
Paid-in capital	5,602,834	5,601,506
Accumulated deficit	(494,325)	(434,610)
Accumulated other comprehensive loss	(83,667)	(68,548)
Total Public Storage shareholders’ equity	9,059,656	9,170,641
Noncontrolling interests	29,487	26,997
Total equity	9,089,143	9,197,638
Total liabilities and equity	$9,865,769	$9,778,232

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Self-storage facilities	$623,157	$580,976	$1,792,130	$1,662,641
Ancillary operations	39,991	37,896	116,992	109,725
	663,148	618,872	1,909,122	1,772,366

Expenses:
Self-storage cost of operations	165,905	152,010	483,455	461,078
Ancillary cost of operations	12,722	12,676	40,462	36,715
Depreciation and amortization	109,432	106,082	321,573	319,701
General and administrative	22,140	23,573	63,508	68,721
	310,199	294,341	908,998	886,215

Operating income	352,949	324,531	1,000,124	886,151
Interest and other income	3,750	3,659	11,614	11,509
Interest expense	(1,221)	-	(3,310)	-
Equity in earnings of unconsolidated real estate entities	17,237	12,603	41,628	36,267
Foreign currency exchange loss	(3,665)	-	(5,987)	-
Gain on real estate investment sales	-	343	689	18,503
Net income	369,050	341,136	1,044,758	952,430
Allocation to noncontrolling interests	(1,745)	(1,568)	(4,921)	(4,676)
Net income allocable to Public Storage shareholders	367,305	339,568	1,039,837	947,754
Allocation of net income to:
Preferred shareholders	(57,178)	(61,062)	(178,666)	(186,066)
Preferred shareholders - redemptions (Note 7)	-	(4,113)	(26,873)	(8,897)
Restricted share units	(1,170)	(885)	(3,231)	(2,744)
Net income allocable to common shareholders	$308,957	$273,508	$831,067	$750,047
Net income per common share:
Basic	$1.78	$1.58	$4.80	$4.34
Diluted	$1.78	$1.58	$4.78	$4.32

Basic weighted average common shares outstanding	173,108	172,771	173,057	172,641
Diluted weighted average common shares outstanding	173,848	173,529	173,899	173,428

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2016		2015	2016	2015

Net income	$369,050	$341,136	$1,044,758	$952,430
Other comprehensive loss:
Aggregate foreign currency exchange loss	(8,341)	(5,914)	(20,165)	(19,281)
Adjust for aggregate foreign currency exchange
gain in equity in earnings of unconsolidated
real estate entities	-	-	(941)	-
Adjust for aggregate foreign currency exchange
loss included in net income	3,665	-	5,987	-
Other comprehensive loss	(4,676)	(5,914)	(15,119)	(19,281)
Total comprehensive income	364,374	335,222	1,029,639	933,149
Allocation to noncontrolling interests	(1,745)	(1,568)	(4,921)	(4,676)
Comprehensive income allocable to
Public Storage shareholders	$362,629	$333,654	$1,024,718	$928,473

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2015	$4,055,000	$17,293	$5,601,506	$(434,610)	$(68,548)	$9,170,641	$26,997	$9,197,638
Cumulative effect of a change in accounting
principle (Note 9)	-	-	789	(789)	-	-	-	-
Balances at December 31, 2015, as adjusted	4,055,000	17,293	5,602,295	(435,399)	(68,548)	9,170,641	26,997	9,197,638
Issuance of 33,000 preferred shares (Note 7)	825,000	-	(26,872)	-	-	798,128	-	798,128
Redemption of 34,500 preferred shares (Note 7)	(862,500)	-	-	-	-	(862,500)	-	(862,500)
Issuance of common shares in connection with
share-based compensation (216,183 shares)
(Note 9)	-	21	14,170	-	-	14,191	-	14,191
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 9)	-	-	13,241	-	-	13,241	-	13,241
Contributions by noncontrolling interests	-	-	-	-	-	-	3,177	3,177
Net income	-	-	-	1,044,758	-	1,044,758	-	1,044,758
Net income allocated to noncontrolling interests	-	-	-	(4,921)	-	(4,921)	4,921	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(178,666)	-	(178,666)	-	(178,666)
Noncontrolling interests	-	-	-	-	-	-	(5,608)	(5,608)
Common shares and restricted share units
($5.30 per share)	-	-	-	(920,097)	-	(920,097)	-	(920,097)
Other comprehensive loss (Note 2)	-	-	-	-	(15,119)	(15,119)	-	(15,119)
Balances at September 30, 2016	$4,017,500	$17,314	$5,602,834	$(494,325)	$(83,667)	$9,059,656	$29,487	$9,089,143

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2016		2015
Cash flows from operating activities:
Net income	$1,044,758	$952,430
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(689)	(18,503)
Depreciation and amortization	321,573	319,701
Equity in earnings of unconsolidated real estate entities	(41,628)	(36,267)
Distributions from retained earnings of unconsolidated
real estate entities	72,461	26,050
Foreign currency exchange loss	5,987	-
Other	77,578	68,403
Total adjustments	435,282	359,384
Net cash provided by operating activities	1,480,040	1,311,814
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(62,032)	(52,939)
Construction in process	(190,412)	(159,527)
Acquisition of real estate facilities and intangible assets	(257,650)	(104,915)
Distributions in excess of retained earnings from
unconsolidated real estate entities	67,420	-
Proceeds from sale of real estate investments	998	15,013
Other	(13,883)	16,282
Net cash used in investing activities	(455,559)	(286,086)
Cash flows from financing activities:
Repayments on notes payable	(19,995)	(16,741)
Issuance of senior unsecured notes	113,620	-
Issuance of preferred shares	798,128	-
Issuance of common shares	14,191	25,914
Redemption of preferred shares	(862,500)	(145,000)
Cash paid upon vesting of restricted share units (Note 9)	(13,604)	(13,745)
Acquisition of noncontrolling interests	-	(5,443)
Contributions by noncontrolling interests	3,177	984
Distributions paid to Public Storage shareholders	(1,098,763)	(1,017,326)
Distributions paid to noncontrolling interests	(5,608)	(5,487)
Net cash used in financing activities	(1,071,354)	(1,176,844)
Net decrease in cash and cash equivalents	(46,873)	(151,116)
Net effect of foreign exchange translation on cash and cash equivalents	(199)	(928)
Cash and cash equivalents at the beginning of the period	104,285	187,712
Cash and cash equivalents at the end of the period	$57,213	$35,668

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2016		2015
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$1,014	$691
Investments in unconsolidated real estate entities	13,074	17,662
Senior unsecured notes	5,878	-
Accumulated other comprehensive loss	(20,165)	(19,281)

Preferred shares called for redemption and reclassified to liabilities	-	125,000
Preferred shares called for redemption and reclassified from equity	-	(125,000)

Real estate acquired in exchange for assumption of notes payable	(12,945)	(8,624)
Notes payable assumed in connection with acquisition of real estate	12,945	8,624

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(5,747)	64
Construction in process	(13,679)	(316)
Accrued and other liabilities	19,426	252

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

At September 30, 2016, we have direct and indirect equity interests in 2,319 self-storage facilities (with approximately 152 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 217 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in nine states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At September 30, 2016, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 11) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification (the “Codification”) of the Financial Accounting Standards Board (“FASB"), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim financial statements.  Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On our statement of cash flows for the nine months ended September 30, 2015, we reclassified the $13.7 million we paid for the restricted share units that we withheld upon their vesting for employee tax requirements from a reduction in cash flows from operating activities to a reduction in cash flows from financing activities.  This reclassification was in connection with a recently issued accounting pronouncement related to employee share-based payment accounting we early adopted effective January 1, 2016 (see “Recent Accounting Pronouncements and Guidance” below).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

Collectively, at September 30, 2016, the Company and the Subsidiaries own 2,307 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At September 30, 2016, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2016, we had no tax benefits that were not recognized.

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

September 30, 2016

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

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, property tax accruals, accrued payroll, accrued tenant reinsurance losses, and contingent loss accruals when probable and estimable.  We believe the fair value of our accrued and other liabilities approximates book value, due to the short period until repayment.  We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

we invest in are either money market funds with a rating of at least AAA by Standard and Poor’s, commercial paper that is  rated A1 by Standard and Poor’s or deposits with highly rated commercial banks.

At September 30, 2016, due primarily to our investment in Shurgard Europe (Note 4) and our senior unsecured notes denominated in Euros (Note 5), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at September 30, 2016 and December 31, 2015.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2016 and December 31, 2015.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At September 30, 2016, these intangibles had a net book value of $19.1 million ($18.0 million at December 31, 2015).  Accumulated amortization totaled $51.6 million at September 30, 2016 ($66.4 million at December 31, 2015), and amortization expense of $15.8 million and $21.3 million was recorded in the nine months ended September 30, 2016 and 2015, respectively.  The estimated future amortization expense for our finite-lived intangible assets at September 30, 2016 is approximately $4.2 million in the remainder of 2016, $7.6 million in 2017 and $7.3 million thereafter.  During the nine months ended September 30, 2016, intangibles were increased $16.9 million in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

analysis is performed.  Otherwise, we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value.

No impairments were recorded in any of our evaluations for any period presented herein.

Revenue and Expense Recognition

Revenues from self-storage facilities, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period, which is generally one month.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.121 U.S. Dollars per Euro at September 30, 2016 (1.091 at December 31, 2015), and average exchange rates of 1.116 and 1.112 for the three months ended September 30, 2016 and 2015, respectively, and average exchange rates of 1.116 and 1.115 for the nine months ended September 30, 2016 and 2015, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires revenue to be based upon the consideration expected from customers for promised goods or services.  The new standard, effective on January 1, 2018, permits either the retrospective or cumulative effects transition method and allows for early adoption on January 1, 2017.  We do not believe this standard will have a material impact on our results of operations or financial condition, primarily because most of our revenue is from rental revenue, which this standard does not cover and because we do not provide any material associated services to our tenants.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

In August, 2014, the FASB issued new accounting guidance, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued.  This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard, effective on January 1, 2019, requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief and allows for early adoption on January 1, 2016.   We do not believe this standard will have a material impact on our results of operations or financial condition, because substantially all of our lease revenues are derived from month-to-month self-storage leases, and we do not have material amounts of lease expense.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We early adopted this standard effective January 1, 2016.  Under this standard, a share-based compensation-related tax liability paid on behalf of employees in lieu of shares received is classified as a financing activity on the statement of cash flows, rather than as an operating activity as we had previously presented such amounts.  We applied this provision retrospectively.  The standard also allows a company to choose, with respect to recording share-based expense, between (i) recognizing forfeitures only as they occur or (ii) estimating future forfeitures in advance.  We chose to recognize forfeitures only as they occur, rather than estimating in advance, accordingly, effective January 1, 2016, under the modified retrospective transition method as required by the standard, we recorded a cumulative-effect adjustment of $789,000 to increase accumulated deficit and increase paid-in capital for the impact of estimated future forfeitures after December 31, 2015 (Note 9).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in thousands)

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,108	172,771	173,057	172,641
Net effect of dilutive stock options -
based on treasury stock method	740	758	842	787
Diluted weighted average common
shares outstanding	173,848	173,529	173,899	173,428

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2016 is as follows:

Nine Months Ended
September 30, 2016
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,205,261
Capital expenditures to maintain real estate facilities	67,779
Acquisitions	253,661
Newly developed facilities opened for operation	161,909
Impact of foreign exchange rate changes	(2,369)
Ending balance	13,686,241
Accumulated depreciation:
Beginning balance	(4,866,738)
Depreciation expense	(301,498)
Impact of foreign exchange rate changes	1,355
Ending balance	(5,166,881)
Construction in process:
Beginning balance	219,190
Current development	204,091
Newly developed facilities opened for operation	(161,909)
Ending balance	261,372
Total real estate facilities at September 30, 2016	$8,780,732

During the nine months ended September 30, 2016, we acquired 32 self-storage facilities (2,329,000 net rentable square feet), for a total cost of $270.6 million, consisting of $257.7 million in cash and the assumption of $12.9 million in mortgage debt.  Approximately $16.9 million of the total cost was allocated to intangible assets.  We completed development and redevelopment activities during the nine months ended September 30, 2016, adding 1,432,000 net rentable square feet of self-storage space, at an aggregate cost of $161.9 million.  Construction in process at September 30, 2016 consists of projects to develop new self-storage

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

facilities and redevelop existing self-storage facilities, which would add a total of 5.3 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $688.2 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2016	December 31, 2015

PSB	$407,224	$414,450
Shurgard Europe	283,329	388,367
Other Investments (a)	6,487	6,491
Total	$697,040	$809,308

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

PSB	$10,118	$10,323	$25,318	$25,734
Shurgard Europe	6,362	1,616	14,304	8,707
Other Investments (a)	757	664	2,006	1,826
Total	$17,237	$12,603	$41,628	$36,267

(a)

At September 30, 2016 and December 31, 2015, the “Other Investments” include an average 26% common equity ownership in limited partnerships that collectively own 12 self-storage facilities.  In the nine months ended September 30, 2016, we sold one of the Other Investments resulting in a $689,000 gain on real estate investment sales on our income statement.  In the nine months ended September 30, 2016, the Other Investments had $11.8 million in self-storage revenues, $3.5 million in self-storage operating expenses, $396,000 in depreciation expense, and $50,000 in general and administrative and other expenses (amounts represent 100% of the operations of these entities, not our pro rata share).

During the nine months ended September 30, 2016 and 2015, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $139.9 million and $26.1 million, respectively.  For the nine months ended September 30, 2016, $67.4 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate Entities and are presented as an investing activity on our statement of cash flows.  At September 30, 2016, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $57.0 million ($62.0 million at December 31, 2015).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.3 million and $2.8 million during the nine months ended September 30, 2016 and 2015, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of September 30, 2016 and December 31, 2015, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2016 ($113.57 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.6 billion.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	September 30,	December 31,
	2016	2015
	(Amounts in thousands)

Total assets (primarily real estate)	$1,999,784	$2,186,658
Debt	60,000	250,000
Other liabilities	83,093	76,059
Equity:
Preferred stock	920,000	920,000
Common equity and LP units	936,691	940,599

	2016	2015
	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$289,661	$278,995
Costs of operations	(92,440)	(92,251)
Depreciation and amortization	(74,886)	(79,243)
General and administrative	(11,982)	(10,172)
Other items	(4,956)	(9,623)
Gain on sale of facilities	-	28,235
Net income	105,397	115,941
Allocations to preferred shareholders and
restricted share unitholders	(41,885)	(48,090)
Net income allocated to common shareholders
and LP Unitholders	$63,512	$67,851

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

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $13.1 million and $17.7 million in the nine months ended September 30, 2016 and 2015, respectively.  Included in our equity in earnings of Shurgard Europe for the nine months ended September 30,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

2016, is an increase of $941,000 for the recognition of accumulated comprehensive income, representing a decrease to equity rather than an increase to investments in unconsolidated real estate entities.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	September 30,	December 31,
	2016	2015
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,344,034	$1,476,632
Total debt to third parties	722,030	662,336
Other liabilities	130,158	110,522
Equity	491,846	703,774

Exchange rate of Euro to U.S. Dollar	1.121	1.091

	2016	2015
	(Amounts in thousands)
For the nine months ended September 30,
Self-storage and ancillary revenues	$189,837	$175,095
Self-storage and ancillary cost of operations	(73,456)	(67,746)
Depreciation and amortization	(49,933)	(49,518)
General and administrative	(10,951)	(10,206)
Interest expense on third party debt	(15,615)	(11,825)
Trademark license fee payable to Public Storage	(1,908)	(1,755)
Income tax expense	(8,807)	(7,863)
Other, net (a)	(1,883)	(10,168)

Net income	$27,284	$16,014
Average exchange rates of Euro to the U.S. Dollar	1.116	1.115

(a)

Amounts during the nine months ended September 30, 2016 include a  $1.9 million foreign exchange gain on a repaid intercompany note between entities consolidated by Shurgard Europe, and amounts during the same period in 2015 include $9.9 million in costs associated with the acquisition of real estate facilities.

5.Borrowings

Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at September 30, 2016).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at September 30, 2016).  At September 30, 2016 and November 2, 2016, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.2 million at

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

September 30, 2016 ($14.9 million at December 31, 2015).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2016.

Senior Unsecured Notes

At September 30, 2016 and December 31, 2015, we had €342.0 million ($383.4 million) and €242.0 million  ($263.9 million), respectively, of Euro-denominated senior unsecured notes payable to institutional investors (collectively, the “Senior Unsecured Notes”).  The Senior Unsecured Notes consists of two tranches, (i) €242.0 million (2.175% fixed rate of interest) which matures in November 2025 and (ii) €100.0 million (1.54% fixed rate of interest), which was issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in April 2024.  The fair value of our Senior Unsecured Notes was approximately $404.7 million at September 30, 2016 ($263.9 million at December 31, 2015).

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (losses of $3.7 million and $6.0 million for the three and nine months ended September 30, 2016, respectively).  The Senior Unsecured Notes have various customary financial covenants, all of which we were in compliance with at September 30, 2016.

Mortgage Notes

During the nine months ended September 30, 2016, we assumed mortgage notes with aggregate contractual values of $12.9 million and interest rates of 4.2%, which approximated market rates, in connection with the acquisition of real estate facilities.

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at September 30, 2016 and December 31, 2015, totaled $47.5 million and $55.1 million, respectively, which approximates contractual note values and estimated fair values.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At September 30, 2016, the notes are secured by 34 real estate facilities with a net book value of approximately $168.8 million, have contractual interest rates between 2.9% and 7.1%, and mature between December 2016 and September 2028.

At September 30, 2016, approximate principal maturities of our Senior Unsecured Notes and Mortgage Notes are (amounts in thousands):

	Senior	Mortgage
	Unsecured Notes	Notes	Total
Remainder of 2016	$-	$8,711	$8,711
2017	-	9,405	9,405
2018	-	11,297	11,297
2019	-	1,505	1,505
2020	-	1,585	1,585
Thereafter	383,438	14,951	398,389
	$383,438	$47,454	$430,892
Weighted average effective rate	2.0%	4.0%	2.2%

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Cash paid for interest totaled $7.2 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Interest capitalized as real estate totaled $3.9 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.

6.Noncontrolling Interests

At September 30, 2016, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 13 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At September 30, 2016, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the nine months ended September 30, 2016 and 2015, we allocated a total of $4.9 million and $4.7 million, respectively, of income to these interests; and we paid $5.6 million and $5.5 million, respectively, in distributions to these interests.

During the nine months ended September 30, 2016 and 2015, Noncontrolling Interests contributed $3.2 million and $1.0 million, respectively.

7.Shareholders’ Equity

Preferred Shares

At September 30, 2016 and December 31, 2015, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2016		At December 31, 2015
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series Q	4/14/2016	6.500%	-	$-	15,000	$375,000
Series R	7/26/2016	6.350%	-	-	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	-	-
Series C	5/17/2021	5.125%	8,000	200,000	-	-
Series D	7/20/2021	4.950%	13,000	325,000	-	-
Total Preferred Shares			160,700	$4,017,500	162,200	$4,055,000

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At September 30, 2016, there were no dividends in arrears.

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

During the nine months ended September 30, 2015, we called our Series O and Series P Preferred Shares for redemption at par.  The aggregate redemption amount, before payment of accrued dividends, was $270.0 million, of which $125.0 million for our Series P Preferred Shares was paid on October 8, 2015.  We recorded $4.1 million and $8.9 million in EITF D-42 allocation of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2015, respectively, in connection with these redemptions.

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

In March 2016, we called for redemption of, and on April 15, 2016, we redeemed our 6.500% Series Q Preferred Shares, at par.  We recorded an $11.3 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2016 in connection with this redemption.

In June 2016, we called for redemption of, and on July 26, 2016, we redeemed our 6.350% Series R Preferred Shares, at par.  We recorded a $15.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2016 in connection with this redemption.

Distributions

Common share dividends, including amounts paid to our restricted share unitholders, totaled $312.5 million ($1.80 per share) and $294.6 million ($1.70 per share) for the three months ended September 30, 2016 and 2015, respectively, and $920.1 million ($5.30 per share) and $831.3 million ($4.80 per share) for the nine months ended September 30, 2016 and 2015, respectively.  Preferred share dividends totaled $57.2 million

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

and $61.1 million for the three months ended September 30, 2016 and 2015, respectively, and $178.7 million and $186.1 million for the nine months ended September 30, 2016 and 2015, respectively.

8.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board of Trustees, collectively own approximately 14.3% of our common shares outstanding at September 30, 2016.

At September 30, 2016, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 55 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $606,000 and $397,000 for the nine months ended September 30, 2016 and 2015, respectively.    Our right to continue receiving these premiums may be qualified.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.

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

As noted under “Recent Accounting Pronouncements and Guidance” in Note 2, we have elected to account for forfeitures of share-based payments as they occur, rather than estimating them in advance.  Accordingly, we recorded a cumulative-effect adjustment of $789,000 to increase accumulated deficit and increase paid-in capital as of January 1, 2016, representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through December 31, 2015.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

For the three and nine months ended September 30, 2016, we recorded $1.2 million and $3.2 million, respectively, in compensation expense related to stock options, as compared to $0.9 million and $2.4 million, for the same periods in 2015.

During the nine months ended September 30, 2016, 295,000 stock options were granted, 132,614 options were exercised and no options were forfeited.  A total of 2,102,665 stock options were outstanding at September 30, 2016 (1,940,279 at December 31, 2015).

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

During the nine months ended September 30, 2016, 158,784 RSUs were granted, 21,240 RSUs were forfeited and 138,208 RSUs vested.  This vesting resulted in the issuance of 83,569 common shares.  In addition, tax deposits totaling $13.6 million ($13.7 million for the same period in 2015) were made on behalf of employees in exchange for 54,639 common shares withheld upon vesting.  RSUs outstanding at September 30, 2016 and December 31, 2015 were 736,724 and 737,388, respectively.

A total of $10.2 million and $24.7 million in RSU expense was recorded for the three and nine months ended September 30, 2016, which includes approximately $40,000 and $1.1 million,  respectively, in employer taxes incurred upon vesting, as compared to $9.0 million and $22.0 million for the same periods in 2015, which includes approximately $30,000 and $1.0 million, respectively, in employer taxes incurred upon vesting.

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

September 30, 2016

(Unaudited)

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Three months ended September 30, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$623,157	$-	$-	$-	$-	$623,157
Ancillary operations	-	39,991	-	-	-	39,991
	623,157	39,991	-	-	-	663,148

Cost of operations:
Self-storage operations	165,905	-	-	-	-	165,905
Ancillary operations	-	12,722	-	-	-	12,722
	165,905	12,722	-	-	-	178,627

Net operating income:
Self-storage operations	457,252	-	-	-	-	457,252
Ancillary operations	-	27,269	-	-	-	27,269
	457,252	27,269	-	-	-	484,521

Other components of net income (loss):
Depreciation and amortization	(109,432)	-	-	-	-	(109,432)
General and administrative	-	-	-	-	(22,140)	(22,140)
Interest and other income	-	-	-	-	3,750	3,750
Interest expense	-	-	-	-	(1,221)	(1,221)
Equity in earnings of
unconsolidated real estate entities	-	-	10,118	6,362	757	17,237
Foreign currency exchange loss	-	-	-	-	(3,665)	(3,665)
Net income (loss)	$347,820	$27,269	$10,118	$6,362	$(22,519)	$369,050

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Three months ended September 30, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$580,976	$-	$-	$-	$-	$580,976
Ancillary operations	-	37,896	-	-	-	37,896
	580,976	37,896	-	-	-	618,872

Cost of operations:
Self-storage operations	152,010	-	-	-	-	152,010
Ancillary operations	-	12,676	-	-	-	12,676
	152,010	12,676	-	-	-	164,686

Net operating income:
Self-storage operations	428,966	-	-	-	-	428,966
Ancillary operations	-	25,220	-	-	-	25,220
	428,966	25,220	-	-	-	454,186

Other components of net income (loss):
Depreciation and amortization	(106,082)	-	-	-	-	(106,082)
General and administrative	-	-	-	-	(23,573)	(23,573)
Interest and other income	-	-	-	-	3,659	3,659
Equity in earnings of
unconsolidated real estate entities	-	-	10,323	1,616	664	12,603
Gain on real estate investment sales	-	-	-	-	343	343
Net income (loss)	$322,884	$25,220	$10,323	$1,616	$(18,907)	$341,136

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Nine months ended September 30, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,792,130	$-	$-	$-	$-	$1,792,130
Ancillary operations	-	116,992	-	-	-	116,992
	1,792,130	116,992	-	-	-	1,909,122

Cost of operations:
Self-storage operations	483,455	-	-	-	-	483,455
Ancillary operations	-	40,462	-	-	-	40,462
	483,455	40,462	-	-	-	523,917

Net operating income:
Self-storage operations	1,308,675	-	-	-	-	1,308,675
Ancillary operations	-	76,530	-	-	-	76,530
	1,308,675	76,530	-	-	-	1,385,205

Other components of net income (loss):
Depreciation and amortization	(321,573)	-	-	-	-	(321,573)
General and administrative	-	-	-	-	(63,508)	(63,508)
Interest and other income	-	-	-	-	11,614	11,614
Interest expense	-	-	-	-	(3,310)	(3,310)
Equity in earnings of
unconsolidated real estate entities	-	-	25,318	14,304	2,006	41,628
Foreign currency exchange loss	-	-	-	-	(5,987)	(5,987)
Gain on real estate investment sales	-	-	-	-	689	689
Net income (loss)	$987,102	$76,530	$25,318	$14,304	$(58,496)	$1,044,758

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Nine months ended September 30, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,662,641	$-	$-	$-	$-	$1,662,641
Ancillary operations	-	109,725	-	-	-	109,725
	1,662,641	109,725	-	-	-	1,772,366

Cost of operations:
Self-storage operations	461,078	-	-	-	-	461,078
Ancillary operations	-	36,715	-	-	-	36,715
	461,078	36,715	-	-	-	497,793

Net operating income:
Self-storage operations	1,201,563	-	-	-	-	1,201,563
Ancillary operations	-	73,010	-	-	-	73,010
	1,201,563	73,010	-	-	-	1,274,573

Other components of net income (loss):
Depreciation and amortization	(319,701)	-	-	-	-	(319,701)
General and administrative	-	-	-	-	(68,721)	(68,721)
Interest and other income	-	-	-	-	11,509	11,509
Equity in earnings of
unconsolidated real estate entities	-	-	25,734	8,707	1,826	36,267
Gain on real estate investment sales	-	-	-	-	18,503	18,503
Net income (loss)	$881,862	$73,010	$25,734	$8,707	$(36,883)	$952,430

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

11.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Deductibles for property and general liability are $25.0 million and $2.0 million, respectively, per occurrence.  The aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At September 30, 2016, there were approximately 910,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.7 billion.

12.Subsequent Events

On October 14, 2016, we issued 14.0 million depositary shares, each representing 1/1,000 of a share of our 4.90% Series E Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $350.0 million in gross proceeds, and we incurred $11.9 million in issuance costs.

Subsequent to September 30,  2016, we acquired or were under contract to acquire 21 self-storage facilities (eleven in Oklahoma, four each in Ohio and Tennessee, and one each in Texas and California), with 1.7 million net rentable square feet, for $149.5 million.

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

•	risks of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to the determination of taxable income for our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs and other corporations;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital either at a reasonable cost or because markets are closed;

•	delays in the development process;
•	ongoing litigation and other legal and regulatory actions which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and
•	economic uncertainty due to the impact of war or terrorism.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and are affected by our judgments, assumptions and estimates.  The notes to our September 30, 2016 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing our business organically, as well as through acquisition and development of additional facilities. Since the beginning of 2013 through September 30, 2016, we acquired a total of 214 facilities from third parties for approximately $2.0 billion.  Subsequent to September 30, 2016, we acquired or were under contract to acquire 21 self-storage facilities for $149.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Since the beginning of 2013 through September 30, 2016, we have opened newly developed and redeveloped projects with a total cost of $468.8 million, adding approximately 4.4 million net rentable square feet.  As of September 30, 2016, we had additional projects which will add approximately 5.3 million net rentable square feet of storage space at a total cost of approximately  $688.2 million.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the development cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in the remainder of 2016 and beyond, because of an increased level of unstabilized newly developed and redeveloped facilities in our portfolio and continued development efforts.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of September 30, 2016, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $594.0 million.  Our capital resources include: (i) $57.2 million of cash as of September 30, 2016, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months, and (iv) $338.1 million of net proceeds from the issuance of our Series E Preferred Shares on October 14, 2016.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

Our planned capital needs over the next year consist of (i) $426.8 million of remaining spend on our current development pipeline, (ii) $149.5 million in property acquisitions currently under contract, and (iii) $17.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the Three and Nine Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, net income allocable to our common shareholders was $309.0 million or $1.78 per diluted common share, compared to $273.5 million or $1.58 in 2015 representing an increase of $35.5 million or $0.20.  The increase is primarily due to (i) a $28.3 million increase in self-storage net operating income (described below) and (ii) an $8.0 million decrease in income allocated to preferred shareholders.

The $28.3 million increase in self-storage net operating income is a result of an $18.1 million increase in our Same Store Facilities (as defined below) and a $10.2 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 5.1% or $26.6 million in the three months ended September 30, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 6.4% or $8.5 million in the three months ended September 30, 2016 as compared to 2015, due primarily to increased property taxes, on-site property manager payroll, and allocated overhead.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 308 self-storage facilities acquired, developed or redeveloped since January 2013.

For the nine months ended September 30, 2016, net income allocable to our common shareholders was $831.1 million or $4.78 per diluted common share, compared to $750.0 million or $4.32 in 2015 representing an increase of $81.1 million or $0.46.  The increase is primarily due to (i) a $107.1 million increase in self-storage net operating income offset partially by (ii) an $18.0 million increase in allocation to our preferred shareholders as a result of redemption activities and (iii) a $28.1 million reduction in gains on sales of real estate investments, including our equity share.

The $107.1 million increase in self-storage net operating income is a result of a $76.3 million increase in our Same Store Facilities and a $30.8 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 5.8% or $86.5 million in the nine months ended September 30, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 2.5% or $10.2 million in the nine months ended September 30, 2016 as compared to 2015, due primarily to increased property taxes, on-site property manager payroll and repairs and maintenance, offset partially by lower snow removal costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 308 self-storage facilities acquired, developed or redeveloped since January 2013.

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

For the three months ended September 30, 2016, FFO was $2.51 per diluted common share, as compared to $2.27 for the same period in 2015, representing an increase of 10.6%, or $0.24 per diluted common share.

For the nine months ended September 30, 2016, FFO was $6.94 per diluted common share, as compared to $6.33 for the same period in 2015, representing an increase of 9.6%, or $0.61 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.78	$1.58	$4.78	$4.32
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.73	0.73	2.16	2.17
Gains on sale of real estate investments,
including our equity share from
investments, and other	-	(0.04)	-	(0.16)
FFO per share	$2.51	$2.27	$6.94	$6.33

Computation of FFO per Share:

Net income allocable to common shareholders	$308,957	$273,508	$831,067	$750,047
Eliminate items excluded from FFO:
Depreciation and amortization	109,432	106,082	321,573	319,701
Depreciation from unconsolidated
real estate investments	18,328	21,276	57,319	59,092
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(884)	(877)	(2,642)	(2,632)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(78)	(5,730)	(767)	(28,833)
FFO allocable to common shares	$435,755	$394,259	$1,206,550	$1,097,375
Diluted weighted average common shares	173,848	173,529	173,899	173,428
FFO per share	$2.51	$2.27	$6.94	$6.33

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

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change

FFO per share	$2.51	$2.27	10.6%	$6.94	$6.33	9.6%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss,
net, including our equity share
from investments	0.02	-		0.03	-
Application of EITF D-42	-	0.03		0.15	0.06
Property acquisition costs	-	0.01		0.01	0.03
Other items	-	0.02		0.01	0.02
Core FFO per share	$2.53	$2.33	8.6%	$7.14	$6.44	10.9%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 10 to our September 30, 2016 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 10 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,000 facilities that we have owned and operated on a stabilized basis since January 1, 2014 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 10 to our September 30, 2016 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended September 30,		Nine Months Ended September 30,
			Percentage			Percentage
2016		2015	Change	2016	2015	Change
(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$542,272	$515,713	5.1%	$1,567,323	$1,480,856	5.8%
Non Same Store Facilities	80,885	65,263	23.9%	224,807	181,785	23.7%
	623,157	580,976	7.3%	1,792,130	1,662,641	7.8%
Cost of operations:
Same Store Facilities	141,980	133,486	6.4%	417,334	407,157	2.5%
Non Same Store Facilities	23,925	18,524	29.2%	66,121	53,921	22.6%
	165,905	152,010	9.1%	483,455	461,078	4.9%
Net operating income (a):
Same Store Facilities	400,292	382,227	4.7%	1,149,989	1,073,699	7.1%
Non Same Store Facilities	56,960	46,739	21.9%	158,686	127,864	24.1%
Total net operating income	457,252	428,966	6.6%	1,308,675	1,201,563	8.9%

Depreciation and amortization expense:
Same Store Facilities	(82,248)	(83,607)	(1.6)%	(246,130)	(249,653)	(1.4)%
Non Same Store Facilities	(27,184)	(22,475)	21.0%	(75,443)	(70,048)	7.7%
Total depreciation and
amortization expense	(109,432)	(106,082)	3.2%	(321,573)	(319,701)	0.6%

Net income:
Same Store Facilities	318,044	298,620	6.5%	903,859	824,046	9.7%
Non Same Store Facilities	29,776	24,264	22.7%	83,243	57,816	44.0%
Total net income	$347,820	$322,884	7.7%	$987,102	$881,862	11.9%

Number of facilities at period end:
Same Store Facilities				2,000	2,000	-
Non Same Store Facilities				308	255	20.8%

Net rentable square footage at period end (in thousands):
Same Store Facilities				127,222	127,222	-
Non Same Store Facilities				23,901	19,178	24.6%

(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 10 to our September 30, 2016 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 6.6% and 8.9% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2014.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as facilities damaged by casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2014, 2015, and 2016.  We believe the Same Store information is used by investors and analysts in a similar manner.  The Same Store pool decreased from the 2,003 facilities at June 30, 2016 to 2,000 facilities at September 30, 2016, due primarily to casualty damage.  The following table summarizes the historical operating results of these 2,000 facilities (127.2 million net rentable square feet) that represent approximately 84% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2016.

Selected Operating Data for the Same Store Facilities (2,000 facilities)
Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$516,971	$491,235	5.2%	$1,495,273	$1,412,123	5.9%
Late charges and
administrative fees	25,301	24,478	3.4%	72,050	68,733	4.8%
Total revenues (a)	542,272	515,713	5.1%	1,567,323	1,480,856	5.8%

Cost of operations:
Property taxes	52,629	49,946	5.4%	158,278	150,861	4.9%
On-site property manager
payroll	27,160	25,449	6.7%	81,210	77,866	4.3%
Supervisory payroll	9,252	8,933	3.6%	27,830	27,052	2.9%
Repairs and maintenance	10,760	10,179	5.7%	32,179	35,371	(9.0)%
Utilities	10,417	10,469	(0.5)%	29,111	30,373	(4.2)%
Advertising and selling expense	7,573	6,954	8.9%	18,205	18,687	(2.6)%
Other direct property costs	13,556	13,036	4.0%	40,602	39,463	2.9%
Allocated overhead	10,633	8,520	24.8%	29,919	27,484	8.9%
Total cost of operations (a)	141,980	133,486	6.4%	417,334	407,157	2.5%
Net operating income	400,292	382,227	4.7%	1,149,989	1,073,699	7.1%
Depreciation and
amortization expense	(82,248)	(83,607)	(1.6)%	(246,130)	(249,653)	(1.4)%
Net income	$318,044	$298,620	6.5%	$903,859	$824,046	9.7%

Gross margin (before depreciation
and amortization expense)	73.8%	74.1%	(0.4)%	73.4%	72.5%	1.2%

Weighted average for the period:
Square foot occupancy	95.3%	95.3%	0.0%	94.8%	94.7%	0.1%

Realized annual rental income per (b):
Occupied square foot	$17.06	$16.21	5.2%	$16.54	$15.63	5.8%
Available square foot	$16.25	$15.44	5.2%	$15.67	$14.80	5.9%

At September 30:
Square foot occupancy				94.2%	94.2%	0.0%
Annual contract rent per
occupied square foot (c)				$17.70	$16.91	4.7%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.1% and 5.8% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 due primarily to increases of 5.2% and 5.8% for the respective periods in realized annual rental income per occupied square foot.  The increase in realized annual rental income per occupied square foot was due primarily to the cumulative impact from annual rent increases given to existing tenants.

Same Store weighted average square foot occupancy remained essentially flat at 95.3% and 94.8% for the three and nine months ended September 30, 2016 as compared to the same periods in 2015.  At September 30, 2016 and 2015, occupancy was flat at 94.2%.  We do not expect any significant impact from occupancy changes in the near term because we believe we are near limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

Annual contract rent per occupied square foot was $17.14 and $16.26 at June 30, 2016 and 2015, respectively, representing a year-over-year increase of 5.4%.  At September 30, 2016 and 2015, annual contract rent per occupied square foot increased to $17.70 and $16.91, respectively, representing a year-over-year increase of 4.7%.  These increases were primarily driven by annual rate increases given to our longer tenured tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates. This “rent roll down” has been more pronounced in the current year quarter than the same period last year and has resulted in a reduction of the year-over-year growth rate in annual contract rent per occupied square foot.  During the three months ended September 30, 2016 and 2015, the average annualized contractual rates per occupied square foot for tenants that moved in were $15.11 and $15.29, respectively, and for tenants that vacated were $16.24 and $15.67, respectively.

Annual contract rent per occupied square foot was $16.77 and $15.83 at December 31, 2015 and 2014, respectively, representing a year-over-year increase of 5.9%.  At September 30, 2016 and 2015, annual contract rent per occupied square foot increased to $17.70 and $16.91, respectively, representing a year-over-year increase of 4.7%.  These increases were primarily driven by annual rate increases given to our longer tenured tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates which has been more pronounced during 2016 than the same period last year.  This “rent roll down” has been more pronounced during the first nine months of 2016 than the same period last year and has resulted in a reduction of the year-over-year growth rate in annual contract rent per occupied square foot.  During the nine months ended September 30, 2016 and 2015, the average annualized contractual rates per occupied square foot for tenants that moved in were $14.86 and $14.62, respectively, and for tenants that vacated were $15.67 and $15.01, respectively.

Promotional discounts given, based upon the move-in contractual rates for the related promotional period, totaled $24.4 million and $65.8 million for three and nine months ended September 30, 2016, respectively, as compared to $24.4 million and $65.5 million for the same periods in 2015.

We believe rental growth in the remainder of 2016 will need to come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

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

We expect year-over-year growth in our Same Store revenues will continue to moderate in the remainder of 2016.  We are experiencing softness in demand in many of our major markets, most notably Houston, Denver, Chicago, New York, and Washington D.C., which has led to a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets, increased supply of newly constructed self-storage facilities, including facilities that we have constructed.

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet and television, and (ii) reducing rental rates and increasing promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions will have a negative impact on our revenue trends.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 6.4% and 2.5% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due primarily to increased property tax expense, on-site property manager payroll and repairs and maintenance expense (excluding snow removal cost), and for the nine months ended September 30, 2016, offset partially by reduced snow removal cost and utilities.

Property tax expense increased 5.4% and 4.9% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due primarily to higher assessed values.  We expect property tax expense growth of approximately 5% in the remainder of 2016 due primarily to higher assessed values.

On-site property manager payroll expense increased 6.7% and 4.3% in the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to reductions in prior estimates of workers compensation costs recorded in the nine months ended September 30, 2015, higher employee health care expenses experienced in the three months ended September 30, 2016, and higher wage rates.  We expect on-site property manager payroll expense in the remainder of 2016 to increase comparably with the increase in the nine months ended September 30, 2016 over the same period in 2015, due to higher employee health care costs and wage increases due primarily to changes in minimum wage laws.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 3.6% and 2.9% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 due primarily to higher wage rates.  We expect inflationary increases in compensation rates in the remainder of 2016.

Repairs and maintenance expense increased 5.7% and decreased 9.0% in the three and nine months ended September 30, 2016, as compared to the same periods in 2015.  Repair and maintenance costs include snow removal expense totaling $3.3 million and $8.5 million in the nine months ended September 30, 2016 and 2015, respectively.  The decrease in snow removal costs was due to less snowfall in the nine months ended September 30, 2016, as compared to the same period in 2015.  Excluding snow removal costs, repairs and maintenance increased 7.2% in the nine months ended September 30, 2016 compared to the same period in 2015.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 0.5% and 4.2% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due primarily to lower usage as a result of milder weather.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; television and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses increased 8.9% and decreased 2.6% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due primarily to reduced television advertising costs in the nine months ended September 30, 2015.  As mentioned above, we have increased our Internet marketing expenditures and beginning in late August 2016, we increased our television advertising expenditures due to softness in demand in several of our larger markets.  As a result, we expect advertising and selling expense to increase in the three months ending December 31, 2016, as compared to the same period in 2015.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 4.0% and 2.9% in the three and nine months ended September 30, 2016, respectively, as compared to the same periods  in 2015.  The increases were due primarily to higher credit card fees, offset partially by lower property insurance costs.  Credit card fees increased due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in the remainder of 2016.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 24.8% and 8.9% in the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to an acceleration of the timing of our annual field staff sales meetings to the third quarter of 2016, as compared to the fourth quarter of 2015 which resulted in an increase of $1.6 million.  The remainder of the increase is due to increased compensation costs.  We expect moderate growth in allocated overhead in the remainder of 2016 as compared to 2015 due to inflationary wage increases and increased headcount.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 1.6% and 1.4% during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015.  We expect similar decreases in the remainder of 2016 as compared to 2015.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2016	$504,952	$520,099	$542,272
2015	$474,337	$490,806	$515,713	$506,869	$1,987,725

Total cost of operations:
2016	$139,511	$135,843	$141,980
2015	$143,301	$130,370	$133,486	$107,080	$514,237

Property taxes:
2016	$52,720	$52,929	$52,629
2015	$50,508	$50,407	$49,946	$27,845	$178,706

Repairs and maintenance:
2016	$11,111	$10,308	$10,760
2015	$16,167	$9,025	$10,179	$10,300	$45,671

Advertising and selling expense:
2016	$5,080	$5,552	$7,573
2015	$6,192	$5,541	$6,954	$6,432	$25,119

REVPAF:
2016	$15.13	$15.63	$16.25
2015	$14.22	$14.73	$15.44	$15.19	$14.90

Weighted average realized annual rent per occupied square foot:
2016	$16.17	$16.39	$17.06
2015	$15.23	$15.45	$16.21	$16.19	$15.77

Weighted average occupancy levels for the period:
2016	93.6%	95.4%	95.3%
2015	93.4%	95.4%	95.3%	93.9%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (204 facilities)	$83,021	$77,539	7.1%	$240,342	$223,256	7.7%
San Francisco (126 facilities)	45,458	42,814	6.2%	131,613	122,843	7.1%
New York (86 facilities)	36,596	35,554	2.9%	106,395	102,552	3.7%
Chicago (129 facilities)	31,134	30,650	1.6%	90,081	88,330	2.0%
Washington DC (78 facilities)	25,255	24,583	2.7%	72,948	71,189	2.5%
Seattle-Tacoma (81 facilities)	25,167	23,068	9.1%	71,411	65,566	8.9%
Miami (65 facilities)	23,547	22,311	5.5%	68,637	64,867	5.8%
Dallas-Ft. Worth (98 facilities)	21,786	20,476	6.4%	62,944	58,508	7.6%
Houston (74 facilities)	17,779	17,962	(1.0)%	52,526	51,490	2.0%
Atlanta (91 facilities)	19,157	17,810	7.6%	54,912	50,869	7.9%
Philadelphia (55 facilities)	13,275	12,603	5.3%	38,191	36,195	5.5%
Denver (44 facilities)	11,832	11,738	0.8%	34,337	33,186	3.5%
Minneapolis-St Paul
(41 facilities)	10,135	9,726	4.2%	28,899	27,772	4.1%
Portland (40 facilities)	9,716	9,118	6.6%	27,989	25,667	9.0%
Orlando-Daytona (49 facilities)	9,917	9,358	6.0%	28,659	26,755	7.1%
All other markets
(739 facilities)	158,497	150,403	5.4%	457,439	431,811	5.9%
Total revenues	$542,272	$515,713	5.1%	$1,567,323	$1,480,856	5.8%

Net operating income:
Los Angeles	$68,287	$63,336	7.8%	$196,755	$181,003	8.7%
San Francisco	36,972	34,812	6.2%	106,732	99,234	7.6%
New York	25,897	25,358	2.1%	74,726	70,812	5.5%
Chicago	17,997	18,628	(3.4)%	50,109	49,635	1.0%
Washington DC	19,271	19,025	1.3%	55,089	53,503	3.0%
Seattle-Tacoma	20,043	18,263	9.7%	56,287	50,996	10.4%
Miami	16,979	15,618	8.7%	49,602	45,067	10.1%
Dallas-Ft. Worth	15,080	14,254	5.8%	43,269	39,679	9.0%
Houston	12,094	12,787	(5.4)%	36,314	36,525	(0.6)%
Atlanta	14,041	13,120	7.0%	39,992	36,531	9.5%
Philadelphia	9,478	8,923	6.2%	26,998	24,572	9.9%
Denver	8,759	8,869	(1.2)%	25,476	24,423	4.3%
Minneapolis-St. Paul	7,074	6,948	1.8%	19,829	19,096	3.8%
Portland	7,575	7,197	5.3%	21,745	19,830	9.7%
Orlando-Daytona	6,968	6,502	7.2%	19,999	18,313	9.2%
All other markets	113,777	108,587	4.8%	327,067	304,480	7.4%
Total net operating income	$400,292	$382,227	4.7%	$1,149,989	$1,073,699	7.1%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Weighted average square foot
occupancy:
Los Angeles	96.4%	96.1%	0.3%	96.0%	95.6%	0.4%
San Francisco	96.3%	96.6%	(0.3)%	96.3%	96.2%	0.1%
New York	95.3%	95.6%	(0.3)%	94.7%	94.9%	(0.2)%
Chicago	94.0%	94.0%	0.0%	92.6%	93.2%	(0.6)%
Washington DC	94.5%	94.3%	0.2%	93.6%	93.5%	0.1%
Seattle-Tacoma	96.9%	96.4%	0.5%	96.3%	95.4%	0.9%
Miami	95.3%	95.1%	0.2%	95.2%	94.9%	0.3%
Dallas-Ft. Worth	95.2%	95.5%	(0.3)%	95.1%	95.0%	0.1%
Houston	93.0%	95.1%	(2.2)%	92.5%	94.6%	(2.2)%
Atlanta	95.9%	95.8%	0.1%	95.1%	94.7%	0.4%
Philadelphia	95.3%	94.9%	0.4%	94.7%	93.9%	0.9%
Denver	95.3%	96.4%	(1.1)%	95.2%	96.0%	(0.8)%
Minneapolis-St. Paul	95.0%	94.5%	0.5%	93.7%	93.3%	0.4%
Portland	97.1%	97.3%	(0.2)%	97.0%	96.7%	0.3%
Orlando-Daytona	95.8%	96.0%	(0.2)%	95.3%	95.3%	0.0%
All other markets	95.1%	94.9%	0.2%	94.5%	94.4%	0.1%
Total weighted average
square foot occupancy	95.3%	95.3%	0.0%	94.8%	94.7%	0.1%

Realized annual rent per
occupied square foot:
Los Angeles	$23.79	$22.26	6.9%	$23.05	$21.47	7.4%
San Francisco	25.08	23.50	6.7%	24.20	22.57	7.2%
New York	24.86	24.05	3.4%	24.26	23.30	4.1%
Chicago	15.56	15.33	1.5%	15.26	14.88	2.6%
Washington DC	21.83	21.29	2.5%	21.23	20.78	2.2%
Seattle-Tacoma	19.10	17.56	8.8%	18.17	16.81	8.1%
Miami	20.21	19.20	5.3%	19.67	18.65	5.5%
Dallas-Ft. Worth	13.91	13.03	6.8%	13.44	12.50	7.5%
Houston	14.25	14.09	1.1%	14.13	13.56	4.2%
Atlanta	12.61	11.73	7.5%	12.16	11.32	7.4%
Philadelphia	15.52	14.80	4.9%	15.01	14.33	4.7%
Denver	16.81	16.46	2.1%	16.29	15.57	4.6%
Minneapolis-St. Paul	14.42	13.91	3.7%	13.92	13.44	3.6%
Portland	18.32	17.14	6.9%	17.63	16.21	8.8%
Orlando-Daytona	13.12	12.33	6.4%	12.71	11.86	7.2%
All other markets	13.70	13.01	5.3%	13.27	12.55	5.7%
Total realized rent per
occupied square foot	$17.06	$16.21	5.2%	$16.54	$15.63	5.8%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
REVPAF:
Los Angeles	$22.93	$21.39	7.2%	$22.13	$20.53	7.8%
San Francisco	24.16	22.71	6.4%	23.30	21.72	7.3%
New York	23.69	22.99	3.0%	22.97	22.12	3.8%
Chicago	14.62	14.40	1.5%	14.12	13.87	1.8%
Washington DC	20.63	20.07	2.8%	19.87	19.43	2.3%
Seattle-Tacoma	18.51	16.92	9.4%	17.51	16.04	9.2%
Miami	19.26	18.26	5.5%	18.73	17.69	5.9%
Dallas-Ft. Worth	13.25	12.44	6.5%	12.78	11.87	7.7%
Houston	13.25	13.40	(1.1)%	13.07	12.83	1.9%
Atlanta	12.10	11.23	7.7%	11.57	10.71	8.0%
Philadelphia	14.79	14.05	5.3%	14.21	13.46	5.6%
Denver	16.01	15.86	0.9%	15.50	14.95	3.7%
Minneapolis-St. Paul	13.69	13.15	4.1%	13.04	12.55	3.9%
Portland	17.79	16.68	6.7%	17.11	15.68	9.1%
Orlando-Daytona	12.56	11.84	6.1%	12.12	11.30	7.3%
All other markets	13.03	12.35	5.5%	12.54	11.84	5.9%
Total REVPAF	$16.25	$15.44	5.2%	$15.67	$14.80	5.9%

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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2016 represent 308 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2014, or that we did not own as of January 1, 2014.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended September 30,			Nine Months Ended September 30,
FACILITIES	2016	2015	Change	2016	2015	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2016 acquisitions	$5,292	$-	$5,292	$10,395	$-	$10,395
2015 acquisitions	4,076	1,861	2,215	11,448	3,503	7,945
2014 acquisitions	12,081	11,037	1,044	34,516	31,043	3,473
2013 acquisitions	25,645	23,867	1,778	74,037	67,716	6,321
Developed facilities	6,579	2,842	3,737	16,030	5,858	10,172
Other facilities	27,212	25,656	1,556	78,381	73,665	4,716
Total revenues	80,885	65,263	15,622	224,807	181,785	43,022

Cost of operations:
2016 acquisitions	1,937	-	1,937	3,662	-	3,662
2015 acquisitions	1,362	574	788	3,929	1,152	2,777
2014 acquisitions	3,345	3,166	179	9,591	9,303	288
2013 acquisitions	7,536	7,197	339	21,747	21,163	584
Developed facilities	2,989	1,127	1,862	7,422	2,700	4,722
Other facilities	6,756	6,460	296	19,770	19,603	167
Total cost of operations	23,925	18,524	5,401	66,121	53,921	12,200

Net operating income:
2016 acquisitions	3,355	-	3,355	6,733	-	6,733
2015 acquisitions	2,714	1,287	1,427	7,519	2,351	5,168
2014 acquisitions	8,736	7,871	865	24,925	21,740	3,185
2013 acquisitions	18,109	16,670	1,439	52,290	46,553	5,737
Developed facilities	3,590	1,715	1,875	8,608	3,158	5,450
Other facilities	20,456	19,196	1,260	58,611	54,062	4,549
Net operating income	56,960	46,739	10,221	158,686	127,864	30,822
Depreciation and amortization
expense	(27,184)	(22,475)	(4,709)	(75,443)	(70,048)	(5,395)
Net income	$29,776	$24,264	$5,512	$83,243	$57,816	$25,427

At September 30:
Square foot occupancy:
2016 acquisitions				91.3%	-	-
2015 acquisitions				91.2%	89.4%	2.0%
2014 acquisitions				93.5%	93.9%	(0.4)%
2013 acquisitions				93.1%	93.4%	(0.3)%
Developed facilities				66.6%	75.3%	(11.6)%
Other facilities				89.0%	90.0%	(1.1)%
				88.1%	90.8%	(3.0)%
Annual contract rent per
occupied square foot:
2016 acquisitions				$11.04	$-	-
2015 acquisitions				13.84	13.38	3.4%
2014 acquisitions				14.67	13.69	7.2%
2013 acquisitions				15.72	14.76	6.5%
Developed facilities				13.22	12.31	7.4%
Other facilities				18.00	16.88	6.6%
				$15.36	$15.07	1.9%

NON SAME STORE	Three Months Ended September 30,			Nine Months Ended September 30,
FACILITIES (Continued)	2016	2015	Change	2016	2015	Change
	(Dollar amounts in thousands, except square foot amounts)
Number of facilities:
2016 acquisitions				32	-	32
2015 acquisitions				17	10	7
2014 acquisitions				44	44	-
2013 acquisitions				105	105	-
Developed facilities				30	16	14
Other facilities				80	80	-
				308	255	53
Net rentable square feet (in thousands):
2016 acquisitions				2,329	-	2,329
2015 acquisitions				1,285	738	547
2014 acquisitions				3,457	3,457	-
2013 acquisitions				6,906	6,906	-
Developed facilities				3,225	1,463	1,762
Other facilities				6,699	6,614	85
				23,901	19,178	4,723

The facilities included above under “2016 acquisitions,” “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $270.6 million, $168.8 million, $430.7 million, and $938.3 million, respectively.

For the nine months ended September 30, 2016, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2015, 2014 and 2013 was 5.9%, 7.7% and 7.4%, respectively.  The yields for the facilities acquired in the nine months ended September 30, 2016 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $335.5 million and redeveloped existing facilities, expanding their square footage, for a total cost of $133.3 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the development cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in the remainder of 2016 and beyond, because of an increased level of unstabilized newly developed and redeveloped facilities in our portfolio and continued development efforts.

We expect the Non Same Store Facilities to continue to provide increased net operating income in the remainder of 2016 as these facilities approach stabilized occupancy levels and the earnings of the 2015 acquisitions are reflected in our operations for a longer period in 2016 as compared to 2015.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of September 30, 2016, we had development and redevelopment projects which will add approximately 5.3 million net rentable square feet of storage space at a total cost of approximately $688.2 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to September 30,  2016, we acquired or were under contract to acquire 21 self-storage facilities (eleven in Oklahoma, four each in Ohio and Tennessee, and one each in Texas and California), with 1.7 million net rentable square feet, for $149.5 million.    We will continue to seek to acquire facilities in the remainder of 2016; however, there is significant competition to acquire existing facilities and there can be no assurance we will continue to be successful.

Depreciation and amortization with respect to the Non Same Store Facilities increased $4.7 million and $5.4 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  Included in depreciation and amortization is amortization of intangible assets, which represents the value of the tenants in place at the time the facilities are acquired and are amortized relative to the benefit of the tenants to each period.  The increases in the three and nine months ended September 30, 2016, as compared to the same periods in 2015 were due primarily to the acquisition and development of additional facilities.  Based upon the facilities we own at September 30, 2016, amortization expense with respect to intangibles is estimated at $4.2 million for the remainder of 2016.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, as well as the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended September 30,				Nine Months Ended September 30,
2016		2015	Change	2016	2015	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$30,489	$28,175	$2,314	$88,960	$81,617	$7,343
Merchandise	9,502	9,721	(219)	28,032	28,108	(76)
Total revenues	39,991	37,896	2,095	116,992	109,725	7,267

Cost of Operations:
Tenant reinsurance	6,939	6,562	377	23,371	18,923	4,448
Merchandise	5,783	6,114	(331)	17,091	17,792	(701)
Total cost of operations	12,722	12,676	46	40,462	36,715	3,747

Net income
Tenant reinsurance	23,550	21,613	1,937	65,589	62,694	2,895
Merchandise	3,719	3,607	112	10,941	10,316	625

Total net income	$27,269	$25,220	$2,049	$76,530	$73,010	$3,520

Tenant reinsurance operations: Our tenants have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities.  A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies, and thereby assumes all risk of losses under these policies from the insurance company.  The subsidiary receives reinsurance premiums, substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company.  Such reinsurance premiums are shown as “Tenant reinsurance premiums” in the above table.

The subsidiary pays a fee to Public Storage to assist with the administration of the program and to allow the insurance to be marketed to our tenants.  This fee represents a substantial amount of the reinsurance premiums received by our subsidiary.  The fee is eliminated in consolidation and is therefore not shown in the above table.

Tenant reinsurance revenue increased from $28.2 million and $81.6 million in the three and nine months ended September 30, 2015, respectively, to $30.5 million and $89.0 million in the same periods in 2016, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to newly acquired and developed facilities in 2015 and 2016.

We expect continued increases in tenant reinsurance premiums in the remainder of 2016 due to the same factors noted above.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations increased from $6.6 million and $18.9 million in the three and nine months ended September 30, 2015, respectively, to $6.9 million and $23.4 million in the same periods in 2016.  These increases are due primarily to an increase in exposure associated with more insured tenants and increased claims experience.

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

Equity in earnings of unconsolidated real estate entities

At September 30, 2016, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$10,118	$10,323	$(205)	$25,318	$25,734	$(416)
Shurgard Europe	6,362	1,616	4,746	14,304	8,707	5,597
Other Investments	757	664	93	2,006	1,826	180
Total equity in earnings	$17,237	$12,603	$4,634	$41,628	$36,267	$5,361

Investment in PSB: At September 30, 2016 and December 31, 2015, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At September 30, 2016, PSB owned and operated 28.2 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased $205,000 and $416,000 in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.   These decreases are due to our $5.3 million and $10.3 million equity share of gains recorded by PSB in the three and nine months ended

September 30, 2015, respectively, offset by (i) our $1.5 million and $5.0 million equity share of improved property operations, (ii) our $1.3 million and $1.9 million equity share of reduced interest expense, and (iii) our $1.6 million and $2.7 million equity share of reduced income allocated to preferred shareholders, primarily due to redemption activity.  See Note 4 to our September 30, 2016 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At September 30, 2016, Shurgard Europe’s operations are comprised of 217 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our September 30, 2016 financial statements for selected financial data on Shurgard Europe for the nine months ended September 30, 2016 and 2015.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

In 2015, Shurgard Europe acquired 21 facilities in the Netherlands (0.9 million net rentable square feet), for an aggregate of approximately $146 million (€132 million), and issued €300.0 million of unsecured senior notes with maturities in 10, 12 and 15 years and an average interest rate of 2.7%.

Our equity in earnings from Shurgard Europe increased $4.7 million and $5.6 million in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The increases are due primarily to (i) improved same-store operating results and increased earnings from newly acquired properties, (ii) lower expenses associated with property acquisitions and,  with respect to the three month period, (iii) a reduction in depreciation expense, and offset, with respect to the nine month period, by (iv) increased interest expense due to increased outstanding borrowings.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.116 for each of the three and nine month periods ended September 30, 2016 as compared to 1.112 and 1.115 for the same periods in 2015.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business, principally the Euro, as well as the impact of income taxes.

Unlike our operations in the United States, Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense has increased to approximately $4.3 million in the nine months ended September 30, 2016, as compared to $3.9 million for the same period in 2015.  We expect continued increases in tax expense incurred by Shurgard Europe in the remainder of 2016 and beyond, as its operations improve and its taxable income increases.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended September 30,				Nine Months Ended September 30,
2016		2015	Change	2016	2015	Change
(Amounts in thousands)

Share-based compensation expense	$11,416	$9,911	$1,505	$27,899	$24,403	$3,496
Costs of senior executives	419	419	-	5,635	5,135	500
Development and acquisition costs	2,211	1,933	278	7,300	6,945	355
Tax compliance costs and taxes paid	847	1,121	(274)	3,052	3,880	(828)
Legal costs	2,051	6,417	(4,366)	5,859	15,350	(9,491)
Public company costs	916	862	54	2,839	2,758	81
Other costs	4,280	2,910	1,370	10,924	10,250	674
Total	$22,140	$23,573	$(1,433)	$63,508	$68,721	$(5,213)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increases in share-based compensation costs in the three and nine months ended September 30, 2016 as compared to the same periods in 2015 are due primarily to additional share-based grants and a higher average grant-date fair value per share.  We expect similar increases in share-based compensation in the remainder of 2016 as was experienced in the first nine months of 2016.  See Note 9 to our September 30, 2016 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  The amounts in the above table are net of $2.2 million and $6.5 million in development costs that were capitalized in the three and nine months ended September 30, 2016, respectively, as compared to $1.9 million and $5.8 million for the same periods in 2015, to newly developed and redeveloped self-storage facilities.  Real estate development and acquisition costs are expected to increase modestly in the remainder of 2016.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The decreases of $4.4 million and $9.5 million in legal costs in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 are due primarily to legal fees and expenses associated with certain litigated matters in the three and nine months ended September 30, 2015, including $3.5 million accrued in connection with the settlement of a legal matter.  The future level of legal costs is not determinable.

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

Interest expense:  For the three and nine months ended September 30, 2016, we incurred $2.5 million and $7.2 million, respectively, of interest on our outstanding debt, as compared to $570,000 and $1.8 million for the same periods in 2015.  The increases in interest expense incurred are due to increased outstanding debt.  During the three and nine months ended September 30, 2016, we capitalized interest of $1.2 million and $3.9 million, respectively, associated with our development activities, and $570,000 and $1.8 million for the same periods in

2015.  These increases are due to increased development activities.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): We recorded foreign currency translation losses of $3.7 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, representing the change in the U.S. Dollar equivalent of our Senior Unsecured Notes due to fluctuations in exchange rates.  The Euro was translated at exchange rates of approximately 1.121 U.S. Dollars per Euro at September 30, 2016, 1.110 at June 30, 2016, and 1.091 at December 31, 2015.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015; due primarily to lower average outstanding preferred shares and lower average rates.  We also allocated $26.9 million of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2016 (none in the three months ended September 30, 2016), as compared to $4.1 million and $8.9 million in the three and nine months ended September 30, 2015, respectively, in connection with the redemption of our Preferred Shares.  Based upon our preferred shares outstanding at September 30, 2016, including the issuance of our Series E Preferred Shares on October 14, 2016, our quarterly distribution to our preferred shareholders is expected to be approximately $59.5 million for the quarter ending December 31, 2016 and approximately $60.1 million thereafter.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of September 30, 2016, there we no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.2 million of outstanding letters of credit which limits our borrowing capacity to $484.8 million.  Over the long-term, we expect to continue to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As of September 30, 2016, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $594.0 million.  Our capital resources include: (i) $57.2 million of cash as of September 30, 2016, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months, and (iv) $338.1 million of net proceeds from the issuance of our Series E

Preferred Shares on October 14, 2016.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our facilities.

Our planned capital needs over the next year consist of (i) $426.8 million of remaining spend on our current development pipeline, (ii) $149.5 million in property acquisitions currently under contract, and (iii) $17.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline, and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital to fund such future commitments including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of September 30, 2016, our outstanding debt totaled approximately $430.9 million, consisting of $47.5 million of secured debt and $383.4 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2016	$8,711
2017	9,405
2018	11,297
2019	1,505
2020	1,585
Thereafter	398,389
$430,892

The remaining maturities on our debt over at least the next five years are nominal compared to our expected annual retained operating cash flow.

Capital Expenditure Requirements: Capital expenditures include general maintenance, major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal.   Capital expenditures do not include costs relating to the development of new facilities or redevelopment of existing facilities to increase their available square footage.

Capital expenditures totaled $67.8 million in the nine months ended September 30, 2016 and are expected to be approximately $96.0 million for the year ended December 31, 2016.  For the last four years, capital expenditures have ranged between approximately $0.45 and $0.55 per net rentable square foot per year.

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

Distributions paid during the nine months ended September 30, 2016 totaled $1.1 billion, consisting of $178.7 million to preferred shareholders and $920.1 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2016, including our Series E Preferred Shares that we issued on October 14, 2016, to be approximately $240.5 million per year.

On October 26, 2016, our Board declared a regular common quarterly dividend of $2.00 per common share, which is an increase of $0.20 of 11% over the previous quarter’s distribution.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8.0 million per year in distributions to noncontrolling interests outstanding at September 30, 2016.

Real Estate Investment Activities: Subsequent to September 30, 2016, we acquired or were under contract to acquire 21 self-storage facilities (eleven in Oklahoma, four each in Ohio and Tennessee, and one each in Texas and California), with 1.7 million net rentable square feet, for $149.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2016 we had development and redevelopment projects which will add approximately 5.3 million net rentable square feet of storage space at a total cost of approximately $688.2  million.  A total of $261.4 million of these costs were incurred through September 30, 2016, with the remaining cost to complete of $426.8 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  During the nine months ended September 30, 2016, we redeemed two series of preferred securities totaling $862.5 million which had a weighted average coupon of 6.42%.  During the same period, we issued $825.0 million of preferred securities which have a weighted average coupon of 5.156%.  In the future, we may elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  We currently have no outstanding preferred securities that we can call for redemption until 2017, when four series of preferred securities become redeemable, at our option, with coupons ranging from 5.90% to 5.375% (see Note 7 to our September 30, 2016 financial statements).  Redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2016, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 2, 2016, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2016 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
Total		of 2016	2017	2018	2019	2020	Thereafter
Mortgage notes (1)	$53,710	$9,314	$10,838	$12,601	$2,316	$2,316	$16,325

Senior unsecured notes (2)	449,498	1,907	7,628	7,628	7,628	7,628	417,079

Operating leases (3)	66,412	903	2,687	2,474	2,407	2,405	55,536

Construction commitments (4)	97,650	78,120	19,530	-	-	-	-

Total	$667,270	$90,244	$40,683	$22,703	$12,351	$12,349	$488,940

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 5 to our September 30, 2016 financial statements for additional information on our notes payable.

(2)Reflects interest and principal on €342.0 million of Euro-denominated senior unsecured notes.  See Note 5 to our September 30, 2016 financial statements for further information on our senior unsecured notes.

(3)Represents future contractual payments on land, equipment and office space under various operating leases.

(4)Represents future expected development spending that was under contract at September 30, 2016.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2016, including our Series E Preferred Shares that we issued on October 14, 2016, to be approximately $240.5 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2016, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $430.9 million and represents 4.8% of the book value of our equity at September 30, 2016.

We have foreign currency exposure at September 30, 2016 related to i) our investment in Shurgard Europe, with a book value of $283.3 million and ii) €342.0 million ($383.4 million) of Euro-denominated senior unsecured notes payable.

The fair value of our fixed rate debt at September 30, 2016 is approximately $454.0 million.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.2% at September 30, 2016.  See Note 5 to our September 30, 2016 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2016	2017	2018	2019	2020	Thereafter	Total

Fixed rate debt	$8,711	$9,405	$11,297	$1,505	$1,585	$398,389	$430,892

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through November 2, 2016, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2016.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 19,500,000 of our Series R preferred shares in July 2016 at $25.00 per share.  No other redemptions were made in the third quarter of 2016.

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
DATED: November 2, 2016 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))
3.1

Articles Supplementary for the 4.90% Cumulative Preferred Shares of Beneficial Interest, Series E, (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016 and incorporated herein by reference).

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