Form 10-K
period 2016-12-31
Public Storage
filed 2017-03-01
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10‑K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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

(818) 244‑8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 5.900% Cumulative Preferred Share, Series S $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.750% Cumulative Preferred Share, Series T $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cumulative Preferred Share, Series U $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.375% Cumulative Preferred Share, Series Y $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.000% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.875% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cumulative Preferred Share, Series B $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cumulative Preferred Share, Series C $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cumulative Preferred Share, Series D $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cumulative Preferred Share, Series E $.01 par value	New York Stock Exchange
Common Shares, $.10 par value	New York Stock Exchange

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

Yes [   ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2016:

Common Shares, $0.10 Par Value Per Share – $37,898,005,000 (computed on the basis of $255.59 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2016).

As of February 27,  2017, there were 173,638,361 outstanding Common Shares, $.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

ITEM 1.Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"  "believes,"  "anticipates," "should," "estimates" and similar expressions.

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (the “SEC”) including:

•

general risks associated with the ownership and operation of real estate, including changes in demand, risk related to development of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in laws and regulations governing property tax, real estate and zoning;

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
•

the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing environmental, taxes, our tenant reinsurance business and labor, and risks related to the impact of new laws and regulations;

•

risks of increased tax expense associated either with a possible failure by us to qualify as a real estate investment trust (“REIT”), or with challenges to the determination of taxable income for our taxable REIT subsidiaries;

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

These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except where expressly required by law.  Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.

General

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980.

At December 31, 2016, our principal business activities were as follows:

(i)

Self-storage Operations:  We acquire, develop, own, and operate self-storage facilities which offer storage spaces for lease on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (the “U.S.”).  We have direct and indirect equity interests in 2,336 self-storage facilities that we consolidate (an aggregate of 154 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.  We also own one self-storage facility in London, England which is managed by Shurgard Europe (defined below).

(ii)

Ancillary Operations:  We reinsure policies against losses to goods stored by customers in our self-storage facilities, and sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.

(iii)

Investment in PS Business Parks:  We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks.  At December 31, 2016, PSB owns and operates 28.1 million rentable square feet of commercial space.

(iv)

Investment in Shurgard Europe:  We have a 49% equity interest in Shurgard Self Storage Europe Limited (“Shurgard Europe”) which owns 218 self-storage facilities (twelve million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.

We also manage approximately 28 self-storage facilities for third parties, own 1.0 million net rentable square feet of commercial space which is managed primarily by PSB, and have equity interests in and manage 12 additional self-storage facilities.

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

Competition

We believe that our customers generally store their goods within a five mile radius of their home or business.  Our facilities compete with nearby self-storage facilities owned by other operators using marketing channels similar to ours, including Internet advertising, signage, and banners and offer services similar to ours.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

Ownership and operation of self-storage facilities is highly fragmented.  As the largest owner of self-storage facilities, we believe that we own approximately 6% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 13%, with the remaining 87% owned by numerous regional and local operators.

We generally focus our ownership of facilities in major markets.  We believe that we have significant market share and concentration in major metropolitan centers, with approximately 72% of our 2016 same-store revenues generated in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels.  We believe this is a competitive advantage relative to other self-storage operators, which do not have our geographic concentration and market share.

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

Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:

•

Our Desktop and Mobile Websites:  The online marketing channel continues to grow in prominence, with approximately 67% of our move-ins in 2016 sourced through our websites, as compared to 36% in 2010.  In addition, we believe that many of our customers who directly call our call center, or who move-in to a facility without making a reservation, have already reviewed our pricing and space availability through our websites.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update our websites to enhance their productivity.

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

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry in the U.S, due to our national reach in major markets in 38 states, our highly visible facilities, and our facilities’ distinct orange colored doors and signage.  We believe the “Public Storage” name is one of the most frequently used search terms used by customers using Internet search engines for self-storage.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a well-established and valuable brand in Europe.  We believe that the awareness of our brand name results in a high percentage of potential storage customers considering our facilities relative to other operators.

Marketing and advertising efficiencies: Our major-market concentration relative to the fragmented ownership and operation of the rest of the industry, combined with our well-recognized brand name, improves our prominence in unpaid search results for self-storage on major online search engines and enhances the efficiency of our bidding for paid multiple-keyword advertising.  The large number of facilities we have in major metropolitan centers enables us to efficiently use television advertising.    Our competitors do not use television advertising because they lack the scale in major metropolitan centers.

Growth and Investment Strategies

Our growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring more facilities, (iii) developing new facilities and adding more self-storage space to existing facilities, (iv) participating in the growth of our investment in PSB, and (v) participating in the growth of our investment in Shurgard Europe.  While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.

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

Acquire properties owned by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provides us an advantage in evaluating the potential of acquisition opportunities.  Self-storage owners decide whether to market their facilities for sale based upon many factors, including potential reinvestment returns, expectations of future growth, estimated value, the cost of debt financing, as well as personal considerations.  Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our yield expectations.    During 2016, 2015 and 2014, we acquired 55, 17 and 44 facilities, respectively, from third parties for approximately $429 million, $169 million and $431 million, respectively, primarily through one to five property portfolio acquisitions.  We will continue to seek to acquire properties in 2017; however, there is significant competition to acquire existing facilities.  As a result, there can be no assurance as to the level of facilities we may acquire.

Develop new self-storage facilities and expansion of existing facilities:  The development of new self-storage locations and the expansion of existing facilities has been an important source of growth.   Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2016, we had a development pipeline to develop new self-storage facilities and, to a lesser extent, expand existing self-storage facilities, which will add approximately 5.3 million net rentable square feet of self-storage space, at a total cost of $660.2 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, challenges in obtaining building permits for self-storage activities in certain municipalities, as well as challenges in sourcing quality construction materials, labor, and design elements.

Participate in the growth of PS Business Parks, Inc.:  Our investment in PSB provides diversification into another asset type.  PSB is a stand-alone public company traded on the NYSE.  As of December 31, 2016, we have a 42% equity interest in PSB.

PSB seeks to grow its asset base in favorable markets as well as increase the cash flows from its existing portfolio.  From 2010 through 2016, PSB has acquired an aggregate total of 11.5 million rentable square feet in key markets for an aggregate purchase price of approximately $1.1 billion, and has disposed of an aggregate of 2.7 million rentable square feet in markets deemed non-strategic for an aggregate of $282 million in net proceeds.  As of December 31, 2016, PSB owned and operated approximately 28.1 million rentable square feet of commercial space, and had an enterprise value of approximately $5.1 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its preferred stock as of December 31, 2016).

Participate in the growth of Shurgard Europe:  We believe Shurgard Europe is the largest self-storage company in Western Europe.  It owns and operates 218 self-storage facilities with approximately 12 million net rentable square feet in: France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  We own 49% of Shurgard Europe, with the other 51% owned by a large U.S. institutional investor.

Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S.  However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe.  In the long run, we believe Shurgard Europe could capitalize on potential increased demand through the development of new facilities or, to a lesser extent, acquiring existing facilities.  In 2014, 2015 and 2016, Shurgard Europe acquired 27 facilities with 1.3 million net rentable square feet in Germany, the Netherlands, and the United Kingdom for an aggregate purchase price of approximately $250.5 million.  In addition, during 2015 and 2016 Shurgard Europe opened four development properties in the United Kingdom containing 314,000 net rentable square feet at a cost of $52.3 million.

Financing of the Company’s Growth Strategies

Overview of financing strategy and sources of capital:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows.  We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s.  Our senior debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s.  Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s.  Our credit profile and ratings enables us to effectively access both the public and private capital markets to raise capital.

Sources of capital available to us include retained cash flow, the issuance of preferred and common securities, the issuance of medium and long-term debt, joint venture financing, and the sale of properties.  We view our line of credit, as well as short-term bank loans, as bridge financing.

Historically, we have financed our cash investment activities primarily with retained operating cash flow and the issuance of preferred securities.  While we have issued common shares, such issuances have been minimal, because preferred securities have had a more attractive cost of capital.  In 2015 and 2016, we issued euro-denominated medium-term debt primarily as a hedge to our euro-denominated investment in Shurgard Europe.  We expect to continue to use these same sources of capital, supplemented potentially by the issuance of long-term debt.   While we may increase the level of debt in our capital structure, we expect to continue to remain conservatively capitalized and not subject ourselves to significant refinancing risk.

We do not expect to use joint venture financing or the sale of properties as sources of capital; however, there can be no assurance that we will not.

We select among the sources of capital available to us based upon relative cost, availability, the desire for leverage, as well as intangibles such as covenants in the case of debt.

Retained operating cash flow:  Although we are required to generally distribute 100% of our taxable income to our shareholders, we are nonetheless able to retain cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures.  In recent years, we have retained approximately $300 million per year in cash flow,  and we expect to retain $250 million in 2017.

Preferred equity:  As noted above, we view preferred equity as an important source of capital over the long term.  However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time, particularly so in the last few years.  Since 2013, we have issued preferred securities at fixed rates ranging from 4.900% to 6.375%.  Most recently, in October 2016, we issued $350 million of preferred securities at a fixed rate of 4.900%.  We believe that the market coupon rate of our preferred securities is influenced by long-term interest rates, as well as demand specifically from retail investors.  Institutional investors are generally not buyers of our preferred securities.  Currently, we believe that the cost to issue preferred securities would be approximately 5.875%.  At December 31, 2016, we have approximately $4.4 billion in preferred securities outstanding with an average coupon rate of 5.5% and an average market yield of 5.9%.

Medium or long-term debt:  We have broad powers to issue debt to fund our business.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below. Our corporate credit ratings are “A” by Standard & Poor’s and “A2” by Moody’s.  We believe this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt at lower interest rates than the coupon rates on preferred securities.

At December 31, 2016, we have approximately €342 million of Euro-denominated senior unsecured notes (collectively, the “Senior Notes”) outstanding, which were issued to institutional investors in 2015 and 2016.

Common equity:  Except in connection with mergers, most notably a merger in 2006 with Shurgard Storage Centers, we have not raised capital through the issuance of common equity, because lower cost alternatives have been available.  However, we believe that the market for our common equity is liquid and, as a result, common equity is a significant potential source of capital.

Bridge financing:  We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing, along with short-term bank loans, until we are able to raise longer-term capital.  As of December 31, 2016, there we no borrowings outstanding on our revolving line of credit and no short-term bank loans.

Unlikely capital alternatives:  We have issued both our common and preferred securities in exchange for real estate and other investments in the past.  We do not expect such issuances to be a material source of capital in the future, though there can be no assurance.

We have participated in joint ventures with institutional investors in the past to acquire, develop, and operate self-storage facilities, most notably Shurgard Europe, in which we own a 49% interest and an institutional investor owns the remaining 51%.  We do not expect joint venture financing to be a material source of capital in  the future because we have other sources of capital that are less expensive and because of potential constraints resulting from joint management.  However, there can be no assurance that we will not.

Generally, we have disposed of self-storage facilities only when compelled to do so through condemnation proceedings.  Because we believe that we are an optimal operator of self-storage facilities, we have generally found that we cannot obtain sufficient value in selling properties.  As a result, we do not expect to raise significant capital selling self-storage facilities; however, though there can be no assurance that we will not.

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

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2016, we had ownership interests in entities that we do not control or consolidate.  These entities include PSB, Shurgard Europe (each discussed above), and various limited partnerships that own an aggregate of 12 self-storage facilities.  These entities are referred to collectively as the “Unconsolidated Real Estate Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  Such debt or other obligations have no recourse to us.  None of the other Unconsolidated Real Estate Entities have significant amounts of debt or other obligations.  See Note 4 to our December 31, 2016 financial statements for further disclosure regarding the assets, liabilities and operating results of PSB and Shurgard Europe.

Canadian self-storage facilities owned by Former Chairman and Member of Board of Trustees

At December 31, 2016, B. Wayne Hughes, our former Chairman and his daughter, Tamara Hughes Gustavson, a member of our Board of Trustees, owned and controlled 57 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately and $848,000, $562,000 and $480,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Our right to continue receiving these premiums may be qualified.

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

Limitations on Debt

Without the consent of holders of the various series of Preferred Shares, we may not take any action that would result in our “Debt Ratio” exceeding 50%.  “Debt Ratio”, as defined in the related governing documents, represents generally the ratio of debt to total assets before accumulated depreciation and amortization on our balance sheet, in accordance with U.S. generally accepted accounting principles (“GAAP”).  As of December 31, 2016, the Debt Ratio was approximately 3%.

Our revolving credit facility and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.  We believe we were in compliance with each of these covenants as of December 31, 2016.

Employees

We had approximately 5,500 employees in the U.S. at December 31, 2016 who are engaged primarily in property operations.

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At December 31, 2016, there were approximately 894,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.7 billion.

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

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 12 to our December 31, 2016 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on the U.S. economy, reducing storage demand and impairing our operating results.

Operating costs could increase.  We could be subject to increases in insurance premiums, increased or new property tax assessments or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, changes to governmental safety and real estate use limitations, as well as other governmental actions.

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

Development of self-storage facilities can subject us to risks.  At December 31, 2016, we have a pipeline of development projects totaling $660 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage operators and from other storage alternatives.  Our self-storage facilities generate most of our revenue and earnings.  Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  Development of self-storage facilities has increased in recent years, which has intensified competition and will continue to do so as newly developed facilities are opened.  Development of self-storage facilities by other operators could continue to increase, due to increases in availability of funds for investment or other reasons, and further intensify competition.

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

We own a 49% equity interest in Shurgard Europe, with our investment having a $280 million book value at December 31, 2016, and $22.3 million in equity in earnings in 2016.  As a result, we are exposed to additional risks related to international operations that may adversely impact our business and financial results, including the following:

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

•

Impediments of Shurgard Europe’s joint venture structure:  Shurgard Europe’s strategic decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, as well as selling or acquiring significant assets, require the consent of our joint venture partner.  As a result, Shurgard Europe may be precluded from taking advantage of opportunities that we would find attractive and we could be unable to separately pursue such opportunities due to certain market exclusivity provisions, which expire on March 31, 2018, of the Shurgard Europe joint venture agreement.  In addition, our 49% equity investment may not be easily sold or readily accepted as collateral by potential lenders to Public Storage due to the joint venture structure.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2016, B. Wayne Hughes, our former Chairman and his family, which includes his daughter, Tamara Hughes Gustavson and his son, B. Wayne Hughes, Jr., who are both members of our Board of Trustees (collectively, the “Hughes Family”), owned approximately 14.3% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares. Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

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

Holders of our preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of shares of our common stock.

Holders of our preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock.  Upon liquidation, holders of our preferred shares will receive a liquidation preference of $25,000 per share (or $25.00 per depositary share) plus any accrued and unpaid distributions before any payment is made to the common shareholders.  These preferences may limit the amount received by our common shareholders either from ongoing distributions or upon liquidation.  In addition, our preferred shareholders have the right to elect two additional directors to our Board whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Potential changes in tax laws could negatively impact us.

The Trump Administration and the Republican-led Congress are exploring potential changes to U.S. tax law, such as reducing income tax rates, reducing the deductibility of interest, changing the allowable recovery periods for acquired assets, and eliminating or limiting many other deductions and credits.  These potential changes, and others we may not be aware of, could have negative impacts such as reducing the value of our common stock, reducing our access to capital, or making the acquisition of real estate assets less attractive.  In response, we may need to take actions such as changing our sources of capital, revising our capital allocation and asset acquisition strategy, or reconsidering our status as a REIT.  Such responses could be costly, reduce cash available for distributions to shareholders, and present certain business and tax risks.  We cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.

We may pay some taxes, reducing cash available for shareholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain consolidated corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions.  If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments.  To the extent the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.  In addition, certain local and state governments have imposed taxes on self-storage rent.  While in most cases those taxes are paid by our customers, they increase the cost of self-storage rental to our customers and can negatively impact our revenues.  Other local and state governments may impose self-storage rent taxes in the future.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2016, we had direct and indirect ownership interests in 2,348 (including 12 owned by Unconsolidated real estate entities) self-storage facilities located in 38 states within the U.S. and 219 (including one wholly-owned facility) storage facilities located in seven Western European nations:

	At December 31, 2016
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
U.S.:
California
Southern	247	17,901
Northern	177	10,962
Texas	281	19,485
Florida	282	19,024
Illinois	126	7,952
Georgia	108	7,129
Washington	94	6,438
North Carolina	86	5,959
Virginia	91	5,593
New York	66	4,622
Colorado	67	4,295
Maryland	62	3,761
New Jersey	57	3,630
Minnesota	47	3,313
South Carolina	56	3,075
Michigan	44	2,869
Ohio	44	2,854
Arizona	44	2,833
Missouri	38	2,236
Oregon	39	2,040
Indiana	32	2,031
Pennsylvania	29	1,993
Tennessee	32	1,952
Nevada	27	1,818
Massachusetts	25	1,691
Oklahoma	21	1,477
Kansas	21	1,268
Other states (12 states)	105	6,247

Total - U.S.	2,348	154,448

Europe (b):
Netherlands	61	3,110
France	55	2,879
Sweden	30	1,640
United Kingdom	26	1,417
Belgium	21	1,263
Germany	16	889
Denmark	10	572

Total - Europe	219	11,770

Grand Total	2,567	166,218

(a)	See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2016 financials, for a summary of land, building, and accumulated depreciation by market.
(b)	The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses.  For the year ended December 31, 2016, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 93.6% and $16.34, respectively, in the U.S. and 86.7% and $21.68, respectively, in Europe.

At December 31, 2016,  30 of our U.S. facilities with a net book value of $122 million were encumbered by an aggregate of $31 million in mortgage notes payable.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their lock, which is for the user's exclusive use and to which only the user has access.  Property managers operate the facility and are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Space is rented on a month-to-month basis and rental rates vary according to the location of the property, the size of the storage space and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has “drive-up” access, its proximity to elevators, or if the space is climate controlled.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard” brand name.

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

We believe that self-storage facilities, upon achieving stabilized occupancy levels of approximately 90%, have attractive characteristics consisting of high profit margins, a broad tenant base, low levels of capital expenditures to maintain their condition and appearance, and excellent returns on invested capital.  Historically, upon reaching stabilization, our U.S. self-storage facilities have generally shown a high degree of stability in generating cash flows.

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2016, owns and operates approximately 28.1 million rentable square feet of commercial space in six states.  At December 31, 2016, the $402.8 million book value and $1.7 billion market value, respectively, of our investment in PSB represents approximately 4% and 17%, respectively, of our total assets.  We also directly own 1.0 million net rentable square feet of commercial space managed primarily by PSB.

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

		Range
Year	Quarter	High	Low
2015	1st	206.92	185.05
	2nd	200.60	182.91
	3rd	217.99	182.08
	4th	253.93	210.87

2016	1st	276.83	224.71
	2nd	277.60	234.98
	3rd	260.83	212.69
	4th	224.40	200.65

As of February 27, 2017, there were approximately 13,532 holders of record of our Common Shares.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

b.	Dividends

We have continuously paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2016 we paid distributions to our common shareholders of $1.70 per common share for the quarter ended March 31, $1.80 per common share for each of the quarters ended June 30 and September 30 and $2.00 per common share for the quarter ended December 31, representing an aggregate of $1.263  billion or $7.30 per share.  During 2015 we paid distributions to our common shareholders of $1.40 per common share for the quarter ended March 31 and $1.70 per common share for each of the quarters ended June 30, September 30 and December 31, representing an aggregate of $1.122 billion or $6.50 per share.  During 2014 we paid distributions to our common shareholders of $1.40 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $964.6 million or $5.60 per share.

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

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2016, the dividends paid on common shares and preferred shares were all classified as 100% ordinary income.  For 2015, 1.5117% of the dividends paid in the third quarter were classified as long-term capital gain, with the remainder and all other dividends being classified as 100% ordinary income.

c.	Equity Shares

We are authorized to issue 100,000,000 equity shares from time to time in one or more series and our Board has broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.  We had no equity shares outstanding for any period in the years ended December 31, 2016 and 2015.

d.	Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 28, 2017, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2016.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

We had no preferred redemptions during the three months ended December 31, 2016.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except share and per share data)

Revenues	$2,560,549	$2,381,696	$2,177,296	$1,964,942	$1,826,186

Expenses:
Cost of operations	669,083	635,502	613,324	559,759	550,805
Depreciation and amortization	433,314	426,008	437,114	387,402	357,781
General and administrative	83,656	88,177	71,459	66,679	56,837
	1,186,053	1,149,687	1,121,897	1,013,840	965,423
Operating income	1,374,496	1,232,009	1,055,399	951,102	860,763
Interest and other income	15,138	16,544	17,638	33,979	33,293
Interest expense	(4,210)	(610)	(6,781)	(6,444)	(19,813)
Equity in earnings of unconsolidated real
estate entities	56,756	50,937	88,267	57,579	45,586
Foreign currency exchange gain (loss)	17,570	306	(7,047)	17,082	8,876
Gain on real estate investment sales	689	18,503	2,479	4,233	1,456
Income from continuing operations	1,460,439	1,317,689	1,149,955	1,057,531	930,161
Discontinued operations	-	-	-	-	12,874
Net income	1,460,439	1,317,689	1,149,955	1,057,531	943,035
Net income allocated to noncontrolling
equity interests	(6,863)	(6,445)	(5,751)	(5,078)	(3,777)
Net income allocable to Public Storage
shareholders	$1,453,576	$1,311,244	$1,144,204	$1,052,453	$939,258

Per Common Share:
Distributions	$7.30	$6.50	$5.60	$5.15	$4.40
Net income – Basic	$6.84	$6.10	$5.27	$4.92	$3.93
Net income – Diluted	$6.81	$6.07	$5.25	$4.89	$3.90

Weighted average common shares –
Basic	173,091	172,699	172,251	171,640	170,562
Weighted average common shares –
Diluted	173,878	173,510	173,138	172,688	171,664

Balance Sheet Data:
Total assets	$10,130,338	$9,778,232	$9,818,676	$9,876,266	$8,793,403
Total debt	$390,749	$319,016	$64,364	$839,053	$468,828
Total preferred equity	$4,367,500	$4,055,000	$4,325,000	$3,562,500	$2,837,500
Public Storage shareholders’ equity	$9,411,910	$9,170,461	$9,480,796	$8,791,730	$8,093,756
Permanent noncontrolling interests’
equity	$29,744	$26,997	$26,375	$27,125	$29,108

Net cash flow:
Provided by operating activities	$1,945,336	$1,748,279	$1,603,542	$1,438,407	$1,293,315
Used in investing activities	$(716,726)	$(440,105)	$(198,331)	$(1,412,393)	$(290,465)
Used in financing activities	$(1,148,826)	$(1,391,283)	$(1,236,864)	$(24,228)	$(1,124,961)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our December 31, 2016 financial statements, primarily Note 2, summarize our significant accounting policies.

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

In addition, certain of our consolidated corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes, which are taxable as regular corporations and subject to certain limitations on intercompany transactions.  If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  Such a penalty tax could have a material adverse impact on our net income.

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

Accrual for Uncertain and Contingent Liabilities:  We accrue for certain contingent and other liabilities that have significant uncertain elements, such as property taxes, workers compensation claims, tenant reinsurance claims, as well as other legal claims and disputes involving customers, employees, governmental agencies and other third parties.  We estimate such liabilities based upon many factors such as assumptions of past and future trends and our evaluation of likely outcomes.  However, the estimates of known liabilities could be incorrect or we may not be aware of all such liabilities, in which case our accrued liabilities and net income could be misstated.

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

Overview

Our self-storage operations generate most of our net income, and we believe that our earnings growth is most impacted by the level of organic growth in our existing self-storage portfolio.  Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities.

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

We plan on growing organically, as well as through the acquisition and development of additional facilities.  Since the beginning of 2013 through December 31, 2016, we acquired a total of 237 facilities with 16.9 million net rentable square feet from third parties for approximately $2.2 billion, and we opened newly developed and redeveloped self-storage space for a total cost of $575.8 million, adding approximately 5.3 million net rentable square feet.

Subsequent to December 31, 2016, we acquired or were under contract to acquire five self-storage facilities for $26.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2016, we had additional development projects which will add approximately 5.3 million net rentable square feet of storage space at a total cost of approximately $660.2 million.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the development cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in 2017 and beyond, because of an increased level of unstabilized newly developed and redeveloped facilities in our portfolio due to continued development efforts.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of December 31, 2016, our capital resources over the next year are expected to be approximately $918.5 million which exceeds our current planned capital needs over the next year of approximately $458.0 million.  Our capital resources include: (i) $183.7 million of cash as of December 31, 2016, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

Our planned capital needs over the next year consist of (i) $429.9 million of remaining spend on our current development pipeline, (ii) $26.4 million in property acquisitions currently under contract, and (iii) $1.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over 2017 as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2016 and 2015

For the year ended December 31, 2016, net income allocable to our common shareholders was $1,183.9 million or $6.81 per diluted common share, compared to $1,053.1 million or $6.07 per share in 2015 representing an increase of $130.8 million or $0.74 per share.  The increase is primarily due to (i) a $139.1 million increase in self-storage net operating income (defined below) and (ii) a $17.3 million increase in foreign exchange translation gains associated with our euro denominated debt offset partially by (iii) a $29.0 million reduction in gains on sales of real estate investments, including our equity share and (iv) a $20.0 million increase in EITF D-42 charges, including our equity share, as a result of preferred redemption activities.

The $139.1 million increase in self-storage net operating income is a result of a $96.9 million increase in our Same Store Facilities and a $42.2 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 5.5% or $110.0 million in the year ended December 31, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 2.5% or $13.1 million in the year ended December 31, 2016 as compared to 2015, due primarily to increased property taxes, on-site property manager payroll and repairs and maintenance, offset partially by lower snow removal costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 337 self-storage facilities acquired, developed or expanded since January 2013.

Operating results for 2015 and 2014

For the year ended December 31, 2015, net income allocable to our common shareholders was $1,053.1 million or $6.07 per diluted common share, compared to $908.2 million or $5.25 per share in 2014 representing an increase of $144.9 million or $0.82 per diluted common share. The increase is primarily due to (i) a $165.8 million increase in self-storage net operating income and (ii) a $16.0 million increase in gains on sale of real estate, offset partially by (iii) a $22.1 million reduction in equity in earnings of PSB due primarily to reduced gains on disposition in 2015 as compared to 2014 and (iv) a $15.6 million reduction in equity in earnings of Shurgard Europe due primarily to Shurgard Europe’s repayment of a loan payable to us.

The $165.8 million increase in self-storage net operating income is a result of a $115.3 million increase in our Same Store Facilities and a $50.5 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 6.6% or $122.4 million in the year ended December 31, 2015 as compared to 2014, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 1.4% or $7.0 million in the year ended December 31, 2015 as compared to 2014, due primarily to increases in snow removal and property taxes, offset partially by lower advertising and selling expenses.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of the development and acquisition of 186 self-storage facilities in 2013, 2014 and 2015.

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

For the year ended December 31, 2016, FFO was $9.70 per diluted common share, as compared to $8.79 for the same period in 2015, representing an increase of 10.4%, or $0.91 per diluted common share.

For the year ended December 31, 2015, FFO was $8.79 per diluted common share, as compared to $7.98 for the same period in 2014, representing an increase of 10.2%, or $0.81 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$6.81	$6.07	$5.25
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	2.90	2.89	2.96
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.01)	(0.17)	(0.23)
FFO per share	$9.70	$8.79	$7.98

Computation of FFO per Share:

Net income allocable to common shareholders	$1,183,879	$1,053,050	$908,176
Eliminate items excluded from FFO:
Depreciation and amortization	433,314	426,008	437,114
Depreciation from unconsolidated
real estate investments	74,407	78,985	79,413
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(3,549)	(3,519)	(3,638)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(768)	(29,721)	(39,083)
FFO allocable to common shares	$1,687,283	$1,524,803	$1,381,982
Diluted weighted average common shares	173,878	173,510	173,138
FFO per share	$9.70	$8.79	$7.98

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) general and administrative expenses associated with the acquisition of self-storage facilities and (iv) certain other noncash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance, and we believe it is useful for investors and REIT analysts in the same manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2016	2015	Change	2015	2014	Change

FFO per share	$9.70	$8.79	10.4%	$8.79	$7.98	10.2%
Eliminate the per share impact of
items excluded from Core FFO,
including our equity share from
investments:
Foreign currency exchange (gain) loss	(0.11)	-		-	0.04
Application of EITF D-42	0.17	0.06		0.06	-
Property acquisition costs	0.01	0.04		0.04	0.03
Other items	0.02	0.01		0.01	0.04
Core FFO per share	$9.79	$8.90	10.0%	$8.90	$8.09	10.0%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 10 to our December 31, 2016 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 10 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,000 facilities that we have owned and operated on a stabilized basis since January 1, 2014 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 10 to our December 31, 2016 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2016	2015	Change	2015	2014	Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$2,097,696	$1,987,725	5.5%	$1,987,725	$1,865,356	6.6%
Non Same Store Facilities	308,132	247,800	24.3%	247,800	184,526	34.3%
	2,405,828	2,235,525	7.6%	2,235,525	2,049,882	9.1%
Cost of operations:
Same Store Facilities	527,341	514,237	2.5%	514,237	507,200	1.4%
Non Same Store Facilities	90,564	72,459	25.0%	72,459	59,698	21.4%
	617,905	586,696	5.3%	586,696	566,898	3.5%
Net operating income (a):
Same Store Facilities	1,570,355	1,473,488	6.6%	1,473,488	1,358,156	8.5%
Non Same Store Facilities	217,568	175,341	24.1%	175,341	124,828	40.5%
Total net operating income	1,787,923	1,648,829	8.4%	1,648,829	1,482,984	11.2%

Depreciation and amortization expense:
Same Store Facilities	(328,736)	(333,695)	(1.5)%	(333,695)	(339,372)	(1.7)%
Non Same Store Facilities	(104,578)	(92,313)	13.3%	(92,313)	(97,742)	(5.6)%
Total depreciation and
amortization expense	(433,314)	(426,008)	1.7%	(426,008)	(437,114)	(2.5)%

Net income:
Same Store Facilities	1,241,619	1,139,793	8.9%	1,139,793	1,018,784	11.9%
Non Same Store Facilities	112,990	83,028	36.1%	83,028	27,086	206.5%
Total net income	$1,354,609	$1,222,821	10.8%	$1,222,821	$1,045,870	16.9%

Number of facilities at period end:
Same Store Facilities	2,000	2,000	-	2,000	2,000	-
Non Same Store Facilities	337	266	26.7%	266	238	11.8%

Net rentable square footage at period end (in thousands):
Same Store Facilities	127,222	127,222	-	127,222	127,222	-
Non Same Store Facilities	26,536	20,140	31.8%	20,140	17,652	14.1%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 10 to our December 31, 2016 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 8.4% in 2016 as compared to 2015 and 11.2% in 2015 as compared to the 2014.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2014.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2014, 2015, and 2016.  We believe the Same Store information is used by investors and analysts in a similar manner.  The following table summarizes the historical operating results of these 2,000 facilities (127.2 million net rentable square feet) that represent approximately 83% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2016.

Selected Operating Data for the Same Store Facilities (2,000 facilities)
Year Ended December 31,				Year Ended December 31,
			Percentage			Percentage
	2016	2015	Change	2015	2014	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$2,001,608	$1,895,352	5.6%	$1,895,352	$1,775,614	6.7%
Late charges and
administrative fees	96,088	92,373	4.0%	92,373	89,742	2.9%
Total revenues (a)	2,097,696	1,987,725	5.5%	1,987,725	1,865,356	6.6%

Cost of operations:
Property taxes	187,351	178,706	4.8%	178,706	171,856	4.0%
On-site property manager
payroll	104,120	100,661	3.4%	100,661	100,070	0.6%
Supervisory payroll	36,217	35,092	3.2%	35,092	34,390	2.0%
Repairs and maintenance	42,980	45,671	(5.9)%	45,671	44,071	3.6%
Utilities	37,918	39,287	(3.5)%	39,287	40,319	(2.6)%
Advertising and selling expense	25,320	25,119	0.8%	25,119	27,106	(7.3)%
Other direct property costs	54,322	52,372	3.7%	52,372	51,241	2.2%
Allocated overhead	39,113	37,329	4.8%	37,329	38,147	(2.1)%
Total cost of operations (a)	527,341	514,237	2.5%	514,237	507,200	1.4%
Net operating income	1,570,355	1,473,488	6.6%	1,473,488	1,358,156	8.5%
Depreciation and
amortization expense	(328,736)	(333,695)	(1.5)%	(333,695)	(339,372)	(1.7)%
Net income	$1,241,619	$1,139,793	8.9%	$1,139,793	$1,018,784	11.9%

Gross margin (before depreciation
and amortization expense)	74.9%	74.1%	1.1%	74.1%	72.8%	1.8%

Weighted average for the period:
Square foot occupancy	94.5%	94.5%	0.0%	94.5%	93.9%	0.6%

Realized annual rental income per (b):
Occupied square foot	$16.65	$15.77	5.6%	$15.77	$14.88	6.0%
Available square foot	$15.73	$14.90	5.6%	$14.90	$13.96	6.7%

At December 31:
Square foot occupancy	92.3%	92.8%	(0.5)%	92.8%	92.5%	0.3%
Annual contract rent per
occupied square foot (c)	$17.55	$16.76	4.7%	$16.76	$15.83	5.9%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

(c)

Annual contract rent represents the agreed upon monthly rate that is paid by our tenants in place at the time of measurement.   Contract rates are initially set in the lease agreement upon move-in, and we adjust them from time to time with notice.  Contract rent excludes other fees that are charged on a per-item basis, such as late charges and administrative fees, does not reflect the impact of promotional discounts, and does not reflect the impact of rents that are written off as uncollectible.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.5% in 2016 as compared to 2015 and by 6.6% in 2015 as compared to 2014.  These increases were primarily due to higher rental rates charged to our tenants, as realized annual rental income per occupied square foot increased 5.6% and 6.0% in 2016 and 2015, respectively, as compared to the year prior.  From a volume standpoint, average square foot occupancy for 2016 remained relatively flat compared to 2015 at approximately 94.5% and increased 0.6% during 2015 from 93.9% in 2014.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.

As we began 2015, the aggregate monthly contract rent for those tenants occupying a unit in our Same Store Facilities totaled $155.2 million as compared to $146.7 million at the beginning of 2014, representing an increase of 5.8%.  This “embedded growth” gave us a great starting point to achieve the 6.6% revenue growth we experienced in fiscal 2015.  Also contributing to revenue growth during 2015 were monthly rental rate adjustments, generally annual rate increases to tenants who have been with us longer than one year, which increased 10.6% in 2015 as compared to 2014.  The net negative impact of replacing vacating tenants with new tenants with lower contract rates continued from 2014 into 2015.  This “rent roll down”, however, was relatively constant at $4.8 million in 2015 compared to $4.7 million in 2014 and therefore had little impact on revenue growth in 2015.

We started off 2016 in a better position than 2015.  The aggregate monthly contract rent for those tenants occupying a unit in our Same Store Facilities totaled $165.0 million as compared to $155.2 million at the beginning of 2015, representing a starting embedded growth of 6.3%.  During 2016, monthly rental rate adjustments were also strong; increasing 14.4% compared to 2015.  However, the net negative impact of replacing vacating tenants with new tenants at lower contract rates was much more significant in 2016 compared to 2015.  The rent roll down was $9.9 million in 2016 as compared to $4.8 million in 2015, negatively impacting revenue growth in 2016.  The following table summarizes the aforementioned activity for 2016, 2015 and 2014:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2016	2015	Change	2015	2014	Change
	(Amounts in thousands, except for square foot amounts)
Aggregate Monthly Contract Rent:
Beginning in place contracts	$164,966	$155,170	6.3%	$155,170	$146,696	5.8%
For new tenants	129,549	128,744	0.6%	128,744	121,626	5.9%
For vacating tenants	(139,459)	(133,535)	4.4%	(133,535)	(126,336)	5.7%
Rental rate adjustments	16,692	14,587	14.4%	14,587	13,184	10.6%

Ending in place contracts	$171,748	$164,966	4.1%	$164,966	$155,170	6.3%
Ending occupied square feet	117,473	118,124	(0.6)%	118,124	117,625	0.4%
Annual contract rent per
occupied square foot	$17.55	$16.76	4.7%	$16.76	$15.83	5.9%
Move-in volumes in both 2015 and 2014 exceeded the number of vacates and, as a result, average occupancy levels improved on a year-over-year basis.  The average monthly rent per move-in was approximately 5.7% higher in 2015 compared to 2014; accordingly, the 2015 move-in volume was strong, not only exceeding 2014 volume, but at higher rates, reflecting our pricing power.  During 2016, we experienced softness in demand.  Move-in volume during 2016 was not only lower than 2015, but also lower than the number of vacates during 2016.  Further, pricing power diminished as the growth in average monthly rent per move-in decelerated to approximately 1.3% in 2016 compared to 5.7% experienced in 2015.  See table below.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

Vacate activity during 2016, 2015 and 2014 was as expected.  We generally experience monthly vacate activity ranging from approximately 6% to 8% per month.  Vacate activity is somewhat seasonal as we experience higher monthly vacate levels during late summer and lower levels during late spring and early summer.  It is not unusual for the average monthly rental rates for vacating tenants to exceed the average monthly rental rates for new move-ins (see table below).  This is primarily due to vacating tenants, many of which have been with us for several years, paying higher rates after experiencing several rental rate increases during their tenure, and others who moved out before receiving a rate increase, but moved in during our seasonal busy periods when move-in rates tend to be higher.

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2016	2015	Change	2015	2014	Change
Move-in activity:
Number of move-ins	993,632	1,000,496	(0.7)%	1,000,496	999,119	0.1%
Square feet rented ( in 000's)	105,885	106,492	(0.6)%	106,492	106,175	0.3%
Total monthly contract rent
( in 000's)	$129,549	$128,744	0.6%	$128,744	$121,626	5.9%
Average monthly rent
per unit rented	$130.38	$128.68	1.3%	$128.68	$121.73	5.7%
Average annual contract rent
per square foot rented	$14.68	$14.51	1.2%	$14.51	$13.75	5.5%

Vacate activity:
Number of vacates	999,126	993,861	0.5%	993,861	986,548	0.7%
Square feet rented ( in 000's)	106,536	105,944	0.6%	105,944	105,191	0.7%
Total monthly contract rent
( in 000's)	$139,459	$133,535	4.4%	$133,535	$126,336	5.7%
Average monthly rent
per unit vacated	$139.58	$134.36	3.9%	$134.36	$128.06	4.9%
Average annual contract rent
per square foot vacated	$15.71	$15.12	3.9%	$15.12	$14.41	4.9%

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $83.6 million, $83.0 million, and $80.4 million for 2016, 2015, and 2014, respectively, and are recorded as a reduction to revenue.  The year-over-year increase for 2015 over 2014 reflects increased move-in contractual rates offset partially by a reduced proportion of new tenants receiving promotional discounts.

We believe rental growth in 2017 will need to come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in 2017.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

We expect year-over-year growth in our Same Store revenues will continue to moderate in 2017.  As mentioned above, we are experiencing softness in demand in several of our major markets, most notably Houston, Chicago, Washington D.C., Denver, and New York, which has led to a lack of pricing power with respect to new tenants.  As indicated above, we attribute some of this softness to local economic conditions and, in some markets, increased supply of newly constructed self-storage facilities, including facilities that we have constructed.

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet and television, and (ii) reducing rental rates and increasing promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions will have a negative impact on our revenue trends due to decelerating rental rate increases and increased promotional discounts.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 2.5% in 2016 as compared to 2015, due primarily to increased property tax expense, on-site property manager payroll and repairs and maintenance expense (excluding snow removal cost), and offset partially by reduced snow removal cost.  Cost of operations increased by 1.4% in 2015 as compared to 2014, due primarily to increased property tax expense and snow removal cost), and offset partially by lower advertising and selling expenses.

Property tax expense increased 4.8% in 2016 as compared to 2015 and by 4.0% in 2015 as compared to 2014, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% in 2017 due primarily to higher assessed values and changes in tax rates.

On-site property manager payroll expense increased 3.4% in 2016 as compared to 2015 and by 0.6% in 2015 as compared to 2014, due primarily to reductions in prior estimates of workers compensation costs recorded in 2015, higher employee health care expenses experienced in 2016 and higher wage rates.  We expect on-site property manager payroll expense to increase on an inflationary basis in 2017.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 3.2% in 2016 as compared to 2015 and by 2.0% in 2015 as compared to 2014, due primarily to higher wage rates.  We expect greater than inflationary increases in wage rates and increased headcount in 2017.

Repairs and maintenance expense decreased 5.9% in 2016 as compared to 2015 and increased by 3.6% in 2015 as compared to 2014.  Repair and maintenance costs include snow removal expense totaling $4.1 million, $9.7 million and $7.9 million in 2016, 2015 and 2014, respectively.  Excluding snow removal costs, repairs and maintenance increased 7.9% in 2016 as compared to 2015 and 0.4% in 2015 as compared to 2014.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in 2017, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 3.5% in 2016 as compared to 2015 and by 2.6% in 2015 as compared to 2014.  The decrease in 2016 over 2015 is due primarily to lower usage as a result of milder weather.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses increased 0.8% in 2016 as compared to 2015 and decreased 7.3% in 2015 as compared to 2014.  As mentioned above, we have increased our Internet marketing expenditures and beginning in late August 2016, we increased our television advertising expenditures due to softness in demand in several of our larger markets.  As a result, we expect advertising and selling expense to increase in 2017.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 3.7% in 2016 as compared to 2015 and 2.2% in 2015 as compared to 2014.  The increases were due primarily to higher credit card fees, offset partially by lower property insurance costs.  Credit card fees increased due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in 2017.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 4.8% in 2016 as compared to 2015 and decreased 2.1% in 2015 as compared to 2014.  The increase in 2016 over 2015 is due primarily to additional costs of our annual field staff sales meetings and increased compensation costs.  We expect moderate growth in allocated overhead in 2017 as compared to 2016 due to inflationary wage increases and increased headcount.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 1.5% in 2016 as compared to 2015 and 1.7% in 2015 as compared to 2014.  We expect depreciation to be flat in 2017 as compared to 2016.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2016	$504,952	$520,099	$542,272	$530,373	$2,097,696
2015	$474,337	$490,806	$515,713	$506,869	$1,987,725
2014	$447,077	$459,543	$483,447	$475,289	$1,865,356

Total cost of operations:
2016	$139,511	$135,843	$141,980	$110,007	$527,341
2015	$143,301	$130,370	$133,486	$107,080	$514,237
2014	$141,801	$129,084	$130,885	$105,430	$507,200

Property taxes:
2016	$52,720	$52,929	$52,629	$29,073	$187,351
2015	$50,508	$50,407	$49,946	$27,845	$178,706
2014	$48,456	$48,055	$47,064	$28,281	$171,856

Repairs and maintenance:
2016	$11,111	$10,308	$10,760	$10,801	$42,980
2015	$16,167	$9,025	$10,179	$10,300	$45,671
2014	$14,957	$9,649	$10,025	$9,440	$44,071

Advertising and selling expense:
2016	$5,080	$5,552	$7,573	$7,115	$25,320
2015	$6,192	$5,541	$6,954	$6,432	$25,119
2014	$6,605	$6,140	$7,893	$6,468	$27,106

REVPAF:
2016	$15.13	$15.63	$16.25	$15.92	$15.73
2015	$14.22	$14.73	$15.44	$15.19	$14.90
2014	$13.35	$13.76	$14.47	$14.24	$13.96

Weighted average realized annual rent per occupied square foot:
2016	$16.17	$16.39	$17.06	$16.99	$16.65
2015	$15.23	$15.45	$16.21	$16.19	$15.77
2014	$14.43	$14.55	$15.29	$15.25	$14.88

Weighted average occupancy levels for the period:
2016	93.6%	95.4%	95.3%	93.7%	94.5%
2015	93.4%	95.4%	95.3%	93.9%	94.5%
2014	92.6%	94.7%	94.7%	93.5%	93.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (204 facilities)	$322,731	$300,645	7.3%	$300,645	$278,136	8.1%
San Francisco (126 facilities)	176,106	165,246	6.6%	165,246	152,506	8.4%
New York (86 facilities)	142,321	137,423	3.6%	137,423	130,538	5.3%
Chicago (129 facilities)	120,344	117,848	2.1%	117,848	113,870	3.5%
Washington DC (78 facilities)	97,409	94,960	2.6%	94,960	92,563	2.6%
Seattle-Tacoma (81 facilities)	95,714	88,069	8.7%	88,069	81,911	7.5%
Miami (65 facilities)	91,855	87,106	5.5%	87,106	82,212	6.0%
Dallas-Ft. Worth (98 facilities)	84,158	78,722	6.9%	78,722	72,869	8.0%
Houston (74 facilities)	69,884	69,084	1.2%	69,084	64,016	7.9%
Atlanta (91 facilities)	73,623	68,444	7.6%	68,444	63,980	7.0%
Philadelphia (55 facilities)	51,141	48,574	5.3%	48,574	46,481	4.5%
Denver (44 facilities)	45,658	44,427	2.8%	44,427	40,376	10.0%
Minneapolis-St Paul
(41 facilities)	38,589	37,031	4.2%	37,031	35,947	3.0%
Portland (40 facilities)	37,410	34,559	8.2%	34,559	31,171	10.9%
Orlando-Daytona (49 facilities)	38,421	36,047	6.6%	36,047	33,231	8.5%
All other markets
(739 facilities)	612,332	579,540	5.7%	579,540	545,549	6.2%
Total revenues	$2,097,696	$1,987,725	5.5%	$1,987,725	$1,865,356	6.6%

Net operating income:
Los Angeles	$267,164	$246,463	8.4%	$246,463	$223,457	10.3%
San Francisco	144,226	134,690	7.1%	134,690	121,737	10.6%
New York	102,704	99,358	3.4%	99,358	93,362	6.4%
Chicago	71,264	68,433	4.1%	68,433	65,520	4.4%
Washington DC	74,427	72,605	2.5%	72,605	70,966	2.3%
Seattle-Tacoma	76,242	69,418	9.8%	69,418	63,484	9.3%
Miami	71,205	66,491	7.1%	66,491	62,163	7.0%
Dallas-Ft. Worth	60,628	55,668	8.9%	55,668	50,964	9.2%
Houston	47,604	48,193	(1.2)%	48,193	42,939	12.2%
Atlanta	54,846	49,958	9.8%	49,958	45,780	9.1%
Philadelphia	36,367	33,438	8.8%	33,438	31,539	6.0%
Denver	34,991	33,411	4.7%	33,411	29,674	12.6%
Minneapolis-St. Paul	26,990	25,681	5.1%	25,681	23,933	7.3%
Portland	29,351	26,890	9.2%	26,890	23,315	15.3%
Orlando-Daytona	28,019	25,920	8.1%	25,920	23,297	11.3%
All other markets	444,327	416,871	6.6%	416,871	386,026	8.0%
Total net operating income	$1,570,355	$1,473,488	6.6%	$1,473,488	$1,358,156	8.5%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
Weighted average square foot
occupancy:
Los Angeles	95.9%	95.6%	0.3%	95.6%	94.2%	1.5%
San Francisco	96.0%	96.1%	(0.1)%	96.1%	95.1%	1.1%
New York	94.6%	94.8%	(0.2)%	94.8%	93.9%	1.0%
Chicago	92.3%	92.7%	(0.4)%	92.7%	93.4%	(0.7)%
Washington DC	93.2%	93.0%	0.2%	93.0%	92.4%	0.6%
Seattle-Tacoma	95.8%	95.2%	0.6%	95.2%	94.1%	1.2%
Miami	95.0%	94.9%	0.1%	94.9%	94.6%	0.3%
Dallas-Ft. Worth	94.7%	94.9%	(0.2)%	94.9%	94.2%	0.7%
Houston	92.2%	94.3%	(2.2)%	94.3%	94.4%	(0.1)%
Atlanta	94.8%	94.6%	0.2%	94.6%	93.5%	1.2%
Philadelphia	94.5%	93.8%	0.7%	93.8%	93.5%	0.3%
Denver	94.6%	95.5%	(0.9)%	95.5%	95.2%	0.3%
Minneapolis-St. Paul	93.2%	92.6%	0.6%	92.6%	93.2%	(0.6)%
Portland	96.6%	96.5%	0.1%	96.5%	95.3%	1.3%
Orlando-Daytona	95.1%	95.3%	(0.2)%	95.3%	93.7%	1.7%
All other markets	94.3%	94.1%	0.2%	94.1%	93.6%	0.5%
Total weighted average
square foot occupancy	94.5%	94.5%	0.0%	94.5%	93.9%	0.6%

Realized annual rent per
occupied square foot:
Los Angeles	$23.23	$21.69	7.1%	$21.69	$20.33	6.7%
San Francisco	24.37	22.81	6.8%	22.81	21.25	7.3%
New York	24.36	23.46	3.8%	23.46	22.45	4.5%
Chicago	15.33	14.96	2.5%	14.96	14.34	4.3%
Washington DC	21.36	20.89	2.2%	20.89	20.61	1.4%
Seattle-Tacoma	18.37	16.99	8.1%	16.99	15.95	6.5%
Miami	19.79	18.78	5.4%	18.78	17.74	5.9%
Dallas-Ft. Worth	13.53	12.63	7.1%	12.63	11.74	7.6%
Houston	14.15	13.68	3.4%	13.68	12.67	8.0%
Atlanta	12.26	11.43	7.3%	11.43	10.78	6.0%
Philadelphia	15.09	14.44	4.5%	14.44	13.84	4.3%
Denver	16.35	15.72	4.0%	15.72	14.29	10.0%
Minneapolis-St. Paul	14.02	13.54	3.5%	13.54	13.05	3.8%
Portland	17.76	16.41	8.2%	16.41	14.95	9.8%
Orlando-Daytona	12.81	11.99	6.8%	11.99	11.20	7.1%
All other markets	13.36	12.66	5.5%	12.66	11.97	5.8%
Total realized rent per
occupied square foot	$16.65	$15.77	5.6%	$15.77	$14.88	6.0%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
REVPAF:
Los Angeles	$22.29	$20.74	7.5%	$20.74	$19.16	8.2%
San Francisco	23.39	21.91	6.8%	21.91	20.20	8.5%
New York	23.05	22.23	3.7%	22.23	21.07	5.5%
Chicago	14.16	13.88	2.0%	13.88	13.40	3.6%
Washington DC	19.90	19.42	2.5%	19.42	19.04	2.0%
Seattle-Tacoma	17.60	16.17	8.8%	16.17	15.01	7.7%
Miami	18.80	17.82	5.5%	17.82	16.78	6.2%
Dallas-Ft. Worth	12.81	11.98	6.9%	11.98	11.06	8.3%
Houston	13.04	12.91	1.0%	12.91	11.96	7.9%
Atlanta	11.63	10.81	7.6%	10.81	10.08	7.2%
Philadelphia	14.27	13.55	5.3%	13.55	12.94	4.7%
Denver	15.47	15.01	3.1%	15.01	13.60	10.4%
Minneapolis-St. Paul	13.06	12.54	4.1%	12.54	12.16	3.1%
Portland	17.15	15.83	8.3%	15.83	14.24	11.2%
Orlando-Daytona	12.19	11.42	6.7%	11.42	10.49	8.9%
All other markets	12.60	11.92	5.7%	11.92	11.20	6.4%
Total REVPAF	$15.73	$14.90	5.6%	$14.90	$13.96	6.7%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2016 represent 337 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2014, or that we did not own as of January 1, 2014.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Year Ended December 31,		Year Ended December 31,
FACILITIES	2016	2015	Change	2015	2014	Change
(Dollar amounts in thousands, except square foot amounts)
Revenues:
2016 acquisitions	$18,174	$-	$18,174	$-	$-	$-
2015 acquisitions	15,574	6,255	9,319	6,255	-	6,255
2014 acquisitions	46,428	41,972	4,456	41,972	15,347	26,625
2013 acquisitions	99,390	91,481	7,909	91,481	79,457	12,024
Developed facilities	23,405	9,460	13,945	9,460	1,973	7,487
Other facilities	105,161	98,632	6,529	98,632	87,749	10,883
Total revenues	308,132	247,800	60,332	247,800	184,526	63,274

Cost of operations:
2016 acquisitions	6,455	-	6,455	-	-	-
2015 acquisitions	5,010	2,067	2,943	2,067	-	2,067
2014 acquisitions	12,845	12,304	541	12,304	4,566	7,738
2013 acquisitions	28,508	28,017	491	28,017	28,120	(103)
Developed facilities	10,932	3,934	6,998	3,934	1,458	2,476
Other facilities	26,814	26,137	677	26,137	25,554	583
Total cost of operations	90,564	72,459	18,105	72,459	59,698	12,761

Net operating income:
2016 acquisitions	11,719	-	11,719	-	-	-
2015 acquisitions	10,564	4,188	6,376	4,188	-	4,188
2014 acquisitions	33,583	29,668	3,915	29,668	10,781	18,887
2013 acquisitions	70,882	63,464	7,418	63,464	51,337	12,127
Developed facilities	12,473	5,526	6,947	5,526	515	5,011
Other facilities	78,347	72,495	5,852	72,495	62,195	10,300
Net operating income	217,568	175,341	42,227	175,341	124,828	50,513
Depreciation and
amortization expense	(104,578)	(92,313)	(12,265)	(92,313)	(97,742)	5,429
Net income	$112,990	$83,028	$29,962	$83,028	$27,086	$55,942

At December 31:
Square foot occupancy:
2016 acquisitions	82.9%	-	-	-	-	-
2015 acquisitions	90.8%	85.3%	6.4%	85.3%	-	-
2014 acquisitions	92.0%	91.1%	1.0%	91.1%	89.9%	1.3%
2013 acquisitions	92.4%	92.2%	0.2%	92.2%	89.9%	2.6%
Developed facilities	58.6%	70.0%	(16.3)%	70.0%	53.1%	31.8%
Other facilities	88.2%	88.2%	0.0%	88.2%	87.4%	0.9%
	84.6%	88.2%	(4.1)%	88.2%	87.6%	0.7%
Annual contract rent per
occupied square foot:
2016 acquisitions	$9.99	$-	-	$-	$-	-
2015 acquisitions	13.77	12.87	7.0%	12.87	-	-
2014 acquisitions	14.47	13.51	7.1%	13.51	12.15	11.2%
2013 acquisitions	15.50	14.68	5.6%	14.68	13.51	8.7%
Developed facilities	12.96	12.45	4.1%	12.45	12.64	(1.5)%
Other facilities	18.04	16.82	7.3%	16.82	15.70	7.1%
	$14.80	$14.88	(0.5)%	$14.88	$14.01	6.2%

NON SAME STORE	Year Ended December 31,			Year Ended December 31,
FACILITIES (Continued)	2016	2015	Change	2015	2014	Change

Number of facilities:
2016 acquisitions	55	-	55	-	-	-
2015 acquisitions	17	17	-	17	-	17
2014 acquisitions	44	44	-	44	44	-
2013 acquisitions	105	105	-	105	105	-
Developed facilities	36	20	16	20	7	13
Other facilities	80	80	-	80	82	(2)
	337	266	71	266	238	28
Net rentable square feet (in thousands):
2016 acquisitions	4,121	-	4,121	-	-	-
2015 acquisitions	1,285	1,285	-	1,285	-	1,285
2014 acquisitions	3,457	3,457	-	3,457	3,442	15
2013 acquisitions	6,906	6,906	-	6,906	6,906	-
Developed facilities	4,019	1,878	2,141	1,878	636	1,242
Other facilities	6,748	6,614	134	6,614	6,668	(54)
	26,536	20,140	6,396	20,140	17,652	2,488

The facilities included above under “2016 acquisitions,” “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $429.1 million, $168.8 million, $430.7 million, and $938.3 million, respectively.

For the year ended December 31, 2016, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2015, 2014 and 2013 was 6.3%, 7.8% and 7.6%, respectively.  The yields for the facilities acquired in the year ended December 31, 2016 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $445.8 million and redeveloped existing facilities, expanding their square footage, for a total cost of $130.0 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period to reach a stabilized level of cash flows and the cost of capital to fund development, combined with general and administrative expenses associated with development.  We believe this dilution will increase in 2017 and beyond, because of an increased level of unstabilized newly developed and redeveloped facilities in our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in 2017 as these facilities approach stabilized occupancy levels and the earnings of the 2016 acquisitions are reflected in our operations for a longer period in 2017 as compared to 2016.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of December 31, 2016, we had development and redevelopment projects which will add approximately 5.3 million net rentable square feet of storage space at a total cost of approximately $660.2 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to December 31, 2016, we acquired or were under contract to acquire five self-storage facilities for $26.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefor the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $104.6 million, $92.3 million, and $97.7 million in 2016, 2015, and 2014, respectively.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at December 31, 2016, depreciation of buildings and amortization of tenant intangibles is expected to total $92.9 million and $10.2 million, respectively, in 2017.   The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$118,911	$109,836	$9,075	$109,836	$95,056	$14,780
Merchandise	35,810	36,335	(525)	36,335	32,358	3,977
Total revenues	154,721	146,171	8,550	146,171	127,414	18,757

Cost of Operations:
Tenant reinsurance	29,145	25,997	3,148	25,997	25,600	397
Merchandise	22,033	22,809	(776)	22,809	20,826	1,983
Total cost of operations	51,178	48,806	2,372	48,806	46,426	2,380

Net income
Tenant reinsurance	89,766	83,839	5,927	83,839	69,456	14,383
Merchandise	13,777	13,526	251	13,526	11,532	1,994

Total net income	$103,543	$97,365	$6,178	$97,365	$80,988	$16,377

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

Tenant reinsurance revenue increased from $95.1 million in 2014, to $109.8 million in 2015, and to $118.9 million in 2016, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to newly acquired and developed facilities in 2015 and 2016.

We expect growth in tenant insurance revenues in 2017 to be lower than the growth experienced in 2016, as we approach practical limits to the proportion of tenants having insurance and the premiums per insured tenant.   Future growth will come primarily from tenants of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations increased from $25.6 million in 2014, to $26.0 million in 2015, and to $29.1 million in 2016.  These increases are due primarily to an increase in exposure associated with more insured tenants and increased claims experience.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in 2017.

Equity in earnings of unconsolidated real estate entities

At December 31, 2016, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$31,707	$34,155	$(2,448)	$34,155	$56,280	$(22,125)
Shurgard Europe	22,324	14,272	8,052	14,272	29,900	(15,628)
Other Investments	2,725	2,510	215	2,510	2,087	423
Total equity in earnings	$56,756	$50,937	$5,819	$50,937	$88,267	$(37,330)

Investment in PSB: At December 31, 2016 and 2015, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At December 31, 2016, PSB owned and operated 28.1 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased $2.4 million in 2016 as compared to 2015, due primarily to our $11.3 million equity share of gains on dispositions recorded by PSB in 2015, offset partially by our equity share of improved property operations.  Equity in earnings from PSB decreased $22.1 million in 2015 as compared to 2014, due primarily to a $25.2 million reduction in our equity share of PSB’s gains on dispositions.  See Note 4 to our December 31, 2016 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At December 31, 2016, Shurgard Europe’s operations are comprised of 218 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our December 31, 2016 financial statements for selected financial data on Shurgard Europe for the years ended December 31, 2016, 2015 and 2014.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

In 2016, Shurgard Europe opened a newly developed facility in the United Kingdom with a total cost of $12.9 million and in 2015, Shurgard Europe opened three newly developed facilities in the United Kingdom with a total cost of $39.4 million.

In June 2015, Shurgard Europe acquired 21 facilities in the Netherlands (0.9 million net rentable square feet), for approximately $146 million (€132 million).  In December 2014, Shurgard Europe acquired five facilities in Germany (0.3 million net rentable square feet) for $90 million (€72 million) which was paid in March 2015.

In each of July 2014 and June 2015, Shurgard Europe issued €300 million of unsecured senior notes in various tranches due between July 2021 and June 2030, with an average interest rate of approximately 2.9%.

Our equity in earnings from Shurgard Europe increased $8.1 million in 2016 as compared to 2015, due primarily to (i) improved same-store operating results and increased earnings from newly acquired properties, (ii) lower general and administrative expenses associated with property acquisitions and (iii) a reduction in depreciation expense, offset, by (iv) increased interest expense due to increased outstanding borrowings.

Our equity in earnings from Shurgard Europe decreased $15.6 million in 2015 as compared to 2014, due primarily to Shurgard’s July 2014 repayment of a €311 million shareholder loan, which eliminated $10.7 million in interest paid to us in 2014 with respect to our 49% ownership of the loan.  The interest paid was classified as equity in earnings (see Note 4 to our December 31, 2016 financial statements for further information).  The decrease also included a reduction of 16.5% in the average exchange rate between the U.S. Dollar and the Euro in 2015 as compared to 2014.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.107 for 2016, 1.110 for 2015 and 1.329 for 2014.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business (principally the Euro), the impact of income taxes, and the degree to which Shurgard Europe reinvests the cash it generates from operations into real estate investments or distributes the amounts to its shareholders.

Unlike our operations in the United States, Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $5.2 million, $5.3 million, and $2.6 million in 2016, 2015, and 2014, respectively.   We expect continued increases in tax expense incurred by Shurgard Europe in 2017 and beyond, as its operations improve and its taxable income increases.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
	(Amounts in thousands)

Share-based compensation expense	$37,483	$32,570	$4,913	$32,570	$29,541	$3,029
Costs of senior executives	6,052	5,552	500	5,552	5,558	(6)
Development and acquisition costs	9,721	10,006	(285)	10,006	10,614	(608)
Tax compliance costs and taxes paid	3,859	5,372	(1,513)	5,372	4,858	514
Legal costs	7,305	18,366	(11,061)	18,366	5,080	13,286
Public company costs	3,768	3,632	136	3,632	3,465	167
Other costs	15,468	12,679	2,789	12,679	12,343	336
Total	$83,656	$88,177	$(4,521)	$88,177	$71,459	$16,718

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increases in share-based compensation costs in 2016 as compared to 2015 and in 2015 as compared to 2014 are due primarily to a higher average grant-date fair value per share.  Based upon grants of restricted share units and stock options made during the first two months of 2017, we expect share-based compensation expense to increase approximately $10 million in 2017 as compared to 2016.  See Note 9 to our December 31, 2016 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development activities and the acquisition of real estate facilities and varies primarily based upon the level of development activities undertaken.  The amounts in the above table are net of $8.5 million, $8.1 million and $5.0 million in development costs that were capitalized in 2016, 2015 and 2014, respectively, to newly developed and redeveloped self-storage facilities.  Amounts include $0.9 million, $1.3 million, and $3.4 million in 2016, 2015, and 2014, respectively, of external costs including legal expenses and transfer taxes, associated with the acquisition of real estate facilities.  Due to new accounting standards, effective October 1, 2016, external costs associated with the acquisition of real estate facilities are capitalized and no longer reflected in general and administrative expenses.  Development and acquisition costs are expected to increase modestly in 2017.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation activity.  The decrease of $11.1 million in 2016 as compared to 2015, and the increase of $13.3 million in legal costs in 2015 as compared to 2014, is due primarily to legal fees and expenses associated with certain litigated matters in 2015, including $3.5 million accrued in 2015 in connection with the settlement of a legal matter.  The future level of legal costs is not determinable.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $10.6 million, $12.0 million and $12.7 million in 2016, 2015 and 2014, respectively.  Interest income on cash balances has been minimal, because rates have been at historic lows, and we expect this trend to continue in the foreseeable future.  We do not expect any significant changes in interest and other income in 2017.

Interest expense:  For 2016, 2015 and 2014, we incurred $9.4 million, $3.3 million, and $8.4 million of interest on our outstanding debt.  During 2016, 2015 and 2014, we capitalized interest of $5.2 million, $2.7 million and $1.6 million, respectively, associated with our development activities.  The increase in interest expense incurred in 2016 as compared to 2015 is due to increased outstanding debt.  At December 31, 2016 and 2015, we had €342.0 million ($359.8 million) and €242.0 million ($263.9 million), respectively, of Euro-denominated senior unsecured notes payable to institutional investors (collectively, the “Senior Unsecured Notes”).  See Note 5 to our December 31, 2016 financial statements for a schedule of our debt balances, principal repayment requirements and average interest rates at December 31, 2016.  The increases in capitalized interest are due to increased development activities.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): We recorded foreign currency translation gains of $17.6 million and $306,000 for 2016 and 2015, respectively, representing the change in the U.S. Dollar equivalent of our Senior Unsecured Notes due to fluctuations in exchange rates.  The Euro was translated at exchange rates of approximately 1.052 U.S. Dollars per Euro at December 31, 2016 and 1.091 at December 31, 2015.  We had a foreign currency translation loss of $7.0 million for 2014 representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  This loan receivable was repaid in 2014.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Sales:  In 2016, we sold our interest in a property recording a gain of $689,000.  In 2015 and 2014, we sold various parcels of real estate primarily in connection with eminent domain proceedings recording gains on real estate sales totaling $18.5 million and $2.5 million, respectively.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased in 2016 as compared to 2015 due primarily to lower average rates.  We also allocated $26.9 million of income from our common shareholders to the holders of our Preferred Shares in 2016, as compared to $8.9 million in 2015, in connection with the redemption of our Preferred Shares (there were no redemptions of our Preferred Shares in 2014).  Based upon our preferred shares outstanding at December 31, 2016, our quarterly distribution to our preferred shareholders is expected to be approximately $60.1 million.

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

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows.  We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s.  Our senior debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s.  Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s.  Our credit profile and ratings enables us to effectively access both the public and private capital markets to raise capital.

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of December 31, 2016, there we no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.2 million of outstanding letters of credit which limits our borrowing capacity to $484.8 million.  Over the long-term, we expect to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.  We will select among these sources of capital based upon availability, relative cost, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As of December 31, 2016, our capital resources over the next year are expected to be approximately $918.5 million which exceeds our current planned capital needs over the next year of approximately $458.0 million.  Our capital resources include: (i) $183.7 million of cash as of December 31, 2016, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our facilities.

Our planned capital needs over the next year consist of (i) $429.9 million of remaining spend on our current development pipeline, (ii) $26.4 million in property acquisitions currently under contract, and (iii) $1.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline, and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital to fund such future commitments including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of December 31, 2016, our outstanding debt totaled approximately $390.7 million, consisting of $30.9 million of secured debt and $359.8 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

2017	$1,665
2018	11,241
2019	1,505
2020	1,585
2021	1,503
Thereafter	373,250
$390,749

The remaining maturities on our debt over at least the next five years are nominal compared to our expected annual retained operating cash flow.

Capital Expenditure Requirements: Capital expenditures include general maintenance, major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal.  Capital expenditures do not include costs relating to the development of new facilities or redevelopment of existing facilities to increase their available rentable square footage.

Capital expenditures totaled $86.0 million in 2016 and are expected to be approximately $110 million in 2017.  For the last four years, capital expenditures have ranged between approximately $0.45 and $0.55 per net rentable square foot per year.

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

Distributions paid during 2016 totaled $1.5 billion, consisting of $238.2 million to preferred shareholders and $1.3 billion to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2016, to be approximately $240.5 million per year.

On February 22, 2017, our Board declared a regular common quarterly dividend of $2.00 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8.0 million per year in distributions to noncontrolling interests outstanding at December 31, 2016.

Real Estate Investment Activities: Subsequent to December 31, 2016, we acquired or were under contract to acquire five self-storage facilities (two in Ohio and one each in Minnesota, New York and North Carolina), with 275,000 net rentable square feet, for $26.4 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2016 we had development and redevelopment projects which will add approximately 5.3 million net rentable square feet of storage space at a total cost of approximately $660.2 million.  A total of $230.3 million of these costs were incurred through December 31, 2016, with the remaining cost to complete of

$429.9 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  During 2016, we redeemed two series of preferred securities totaling $862.5 million which had a weighted average coupon of 6.42%.  During the same period, we issued $1,175.0 million of preferred securities which have a weighted average coupon of 5.079%.  In the future, we may elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  We have four series of preferred securities that become redeemable during 2017, at our option, with coupons ranging from 5.90% to 5.375%, with an aggregate $1.7 billion outstanding (see Note 7 to our December 31, 2016 financial statements).  As of February 28, 2017, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.90% Series S Preferred Shares, with $460.0 million outstanding and our 5.75% Series T Preferred Shares, with $462.5 million outstanding.  Redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  Currently, we believe that the cost to issue preferred securities would be approximately 5.875%.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2016, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 28, 2017, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2016 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

Total		2017	2018	2019	2020	2021	Thereafter
Mortgage notes (1)	$36,508	$2,957	$12,601	$2,316	$2,316	$2,147	$14,171

Senior unsecured notes (2)	419,995	7,156	7,156	7,156	7,156	7,156	384,215

Operating leases (3)	88,746	4,452	4,224	4,145	4,138	4,134	67,653

Construction commitments (4)	137,536	110,029	27,507	-	-	-	-

Total	$682,785	$124,594	$51,488	$13,617	$13,610	$13,437	$466,039

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 5 to our December 31, 2016 financial statements for additional information on our notes payable.

(2)Reflects interest and principal on €342.0 million of Euro-denominated senior unsecured notes.  See Note 5 to our December 31, 2016 financial statements for further information on our senior unsecured notes.

(3)Represents future contractual payments on land, equipment and office space under various operating leases.

(4)Represents future expected development spending that was under contract at December 31, 2016.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2016, to be approximately $240.5 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At December 31, 2016, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $390.7 million and represents 4.2% of the book value of our equity at December 31, 2016.

We have foreign currency exposure at December 31, 2016 related to i) our investment in Shurgard Europe, with a book value of $280.0 million and ii) €342.0 million ($359.8 million) of Euro-denominated senior unsecured notes payable.

The fair value of our fixed rate debt at December 31, 2016 is approximately $412.7 million.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.2% at December 31, 2016.  See Note 5 to our December 31, 2016 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2017	2018	2019	2020	2021	Thereafter	Total

Fixed rate debt	$1,665	$11,241	$1,505	$1,585	$1,503	$373,250	$390,749

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2017

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 59, has been Chairman and Chief Executive Officer of Public Storage since August 2011 and November 2002, respectively.  Mr. Havner joined Public Storage in 1986 and has held a variety of senior management positions. Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (“PSB”) since March 1998.

John Reyes, age 56, has served as Senior Vice President and Chief Financial Officer of Public Storage since 1996, having joined the Company in 1990.

Joseph D. Russell, Jr., age 57, has been President of Public Storage since July 2016.  Prior to joining Public Storage, Mr. Russell was Chief Executive Officer of PS Business Parks, Inc. from August 2003 to July 2016. Mr. Russell was President of PS Business Parks, Inc. from September 2003 until August 2015.  Mr. Russell has also served as a director of PS Business Parks, Inc. since August 2003.  He currently serves on the Board of Directors of the Self Storage Association (“SSA”).

David F. Doll, age 58, has served as Senior Vice President and President, Real Estate Group, since February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, re-developments, and capital improvements.

Lily Y. Hughes, age 53, became Senior Vice President, Chief Legal Officer and Corporate Secretary in January 2015.  Prior to joining Public Storage, Ms. Hughes was Vice President and Associate General Counsel-Corporate, M&A and Finance at Ingram Micro Inc., a Fortune 100 NYSE company with operations in 39 countries, which she joined in 1997.

Candace N. Krol, age 55, has served as Senior Vice President and Chief Human Resources Officer of Public Storage since February 2015 and has served as Senior Vice President of Human Resources since September 2005.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2016 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	2,692,081 (b)	$150.83 (d)	2,700,390

Equity compensation plans not approved by security holders (c)	-	-	-
a)	The Company’s stock option and stock incentive plans are described more fully in Note 9 to the December 31, 2016 financial statements. All plans were approved by the Company’s shareholders.
b)	Includes 696,641 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.
c)	There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2016.
d)

Represents the average exercise price of 1,995,440 stock options outstanding at December 31, 2016.  We also have 696,641 restricted share units outstanding at December 31, 2016 that vest for no consideration.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

3.4	Articles Supplementary for Public Storage 5.750% Cumulative Preferred Shares, Series T. Filed with the Registrant’s Current Report on Form 8-K dated March 7, 2012 and incorporated by reference herein.

3.5	Articles Supplementary for Public Storage 5.625% Cumulative Preferred Shares, Series U. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2012 and incorporated by reference herein.

3.6

Articles Supplementary for Public Storage 5.375% Cumulative Preferred Shares, Series V.  Filed with the Registrant’s Current Report on Form 8-K dated September 11, 2012 and incorporated by reference herein.

3.7

Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series W.  Filed with the Registrant’s Current Report on Form 8-K dated January 8, 2013 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated March 5, 2013 and incorporated by reference herein.

3.9

Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y.  Filed with the Registrant’s Current Report on Form 8-K dated March 11, 2014 and incorporated by reference herein.

3.10	Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated April 9, 2014 and incorporated by reference herein.

3.11	Articles Supplementary for Public Storage 6.00% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated May 29, 2014 and incorporated by reference herein.

3.12

Articles Supplementary for Public Storage 5.875% Cumulative Preferred Shares, Series A.  Filed with the Registrant’s Current Report on Form 8-K/A dated November 24, 2014 and incorporated by reference herein.

3.13

Articles Supplementary for Public Storage 5.400% Cumulative Preferred Shares, Series B.  Filed with the Registrant’s Current Report on Form 8-K dated January 13, 2016 and incorporated by reference herein.

3.14	Articles Supplementary for Public Storage 5.125% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated May 10, 2016 and incorporated by reference herein.

3.15	Articles Supplementary for Public Storage 4.950% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated July 13, 2016 and incorporated by reference herein.

3.16

Articles Supplementary for Public Storage 4.900% Cumulative Preferred Shares, Series E.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2016 and incorporated by reference herein.

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

10.5.4

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 22, 2015, among Public Storage, the lenders party thereto and Wells Fargo Bank, National Association, as agent.  Filed as Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

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

10.11*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.12*

Form of 2007 Plan Restricted Stock Unit Agreement – deferral of receipt of shares.  Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.13*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.14*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.15*	Form of 2016 Plan Restricted Stock Unit Agreement. Filed herewith.

10.16*	Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares. Filed herewith.

10.17*	Form of 2016 Plan Non-Qualified Stock Option Agreement. Filed herewith.

10.18*	Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement. Filed herewith.

10.19*	Form of Trustee and Officer Indemnification Agreement. Filed herewith.

10.20

Term Loan Agreement, by and among Public Storage, Wells Fargo Securities, LLC as Lead Arranger and Wells Fargo National Bank N.A. as Administrative Agent, dated as of December 2, 2013.  Filed with Registrant’s Current Report on Form 8-K dated December 2, 2013 and incorporated herein by reference.

10.21*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.22*	Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2016 Proxy Statement dated March 16, 2016 and incorporated herein by reference.

10.23

Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto.  Filed with Registrant’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.24

Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto.  Filed with Registrant’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

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

4
PUBLIC STORAGE

Date: February 28, 2017	By:/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman, Chief Executive Officer and Trustee (principal executive officer)	February 28, 2017
Ronald L. Havner, Jr.

/s/ John Reyes	Senior Vice President and Chief Financial Officer	February 28, 2017
John Reyes	(principal financial officer and principal accounting officer)

/s/ Tamara Hughes Gustavson	Trustee	February 28, 2017
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 28, 2017
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.	Trustee	February 28, 2017
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 28, 2017
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 28, 2017
Gary E. Pruitt

/s/ Ronald P. Spogli	Trustee	February 28, 2017
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 28, 2017
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm...........................................................................	F-1

Balance sheets as of December 31, 2016 and 2015.....................................................................................	F-2

For the years ended December 31, 2016, 2015 and 2014:

Statements of income.............................................................................................................................	F-3

Statements of comprehensive income.......................................................................................................	F-4

Statements of equity .............................................................................................................................	F-5 – F-6

Statements of cash flows.......................................................................................................................	F-7 – F-8

Notes to financial statements...................................................................................................................	F-9 – F-31

Schedule:

III – Real estate and accumulated depreciation...........................................................................................	F-32 – F-34

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 28, 2017

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$183,688	$104,285
Real estate facilities, at cost:
Land	3,781,479	3,564,810
Buildings	10,181,750	9,640,451
	13,963,229	13,205,261
Accumulated depreciation	(5,270,963)	(4,866,738)
	8,692,266	8,338,523
Construction in process	230,310	219,190
	8,922,576	8,557,713

Investments in unconsolidated real estate entities	689,207	809,308
Goodwill and other intangible assets, net	212,719	211,458
Other assets	122,148	95,468
Total assets	$10,130,338	$9,778,232

LIABILITIES AND EQUITY

Senior unsecured notes	$359,810	$263,940
Mortgage notes	30,939	55,076
Accrued and other liabilities	297,935	261,578
Total liabilities	688,684	580,594

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
174,700 shares issued (in series) and outstanding, (162,200 at
December 31, 2015), at liquidation preference	4,367,500	4,055,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,288,787 shares issued and outstanding (172,921,241 shares at
December 31, 2015)	17,329	17,293
Paid-in capital	5,609,768	5,601,506
Accumulated deficit	(487,581)	(434,610)
Accumulated other comprehensive loss	(95,106)	(68,548)
Total Public Storage shareholders’ equity	9,411,910	9,170,641
Noncontrolling interests	29,744	26,997
Total equity	9,441,654	9,197,638
Total liabilities and equity	$10,130,338	$9,778,232

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014

Revenues:
Self-storage facilities	$2,405,828	$2,235,525	$2,049,882
Ancillary operations	154,721	146,171	127,414
	2,560,549	2,381,696	2,177,296

Expenses:
Self-storage cost of operations	617,905	586,696	566,898
Ancillary cost of operations	51,178	48,806	46,426
Depreciation and amortization	433,314	426,008	437,114
General and administrative	83,656	88,177	71,459
	1,186,053	1,149,687	1,121,897

Operating income	1,374,496	1,232,009	1,055,399
Interest and other income	15,138	16,544	17,638
Interest expense	(4,210)	(610)	(6,781)
Equity in earnings of unconsolidated real estate entities	56,756	50,937	88,267
Foreign currency exchange gain (loss)	17,570	306	(7,047)
Gain on real estate investment sales	689	18,503	2,479
Net income	1,460,439	1,317,689	1,149,955
Allocation to noncontrolling interests	(6,863)	(6,445)	(5,751)
Net income allocable to Public Storage shareholders	1,453,576	1,311,244	1,144,204
Allocation of net income to:
Preferred shareholders	(238,214)	(245,097)	(232,636)
Preferred shareholders - redemptions (Note 7)	(26,873)	(8,897)	-
Restricted share units	(4,610)	(4,200)	(3,392)
Net income allocable to common shareholders	$1,183,879	$1,053,050	$908,176
Net income per common share:
Basic	$6.84	$6.10	$5.27
Diluted	$6.81	$6.07	$5.25

Basic weighted average common shares outstanding	173,091	172,699	172,251
Diluted weighted average common shares outstanding	173,878	173,510	173,138

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income	$1,460,439	$1,317,689	$1,149,955
Other comprehensive loss:
Aggregate foreign currency exchange loss	(8,047)	(20,086)	(54,703)
Adjust for aggregate foreign currency exchange
gain in equity in earnings of unconsolidated
real estate entities	(941)	-	-
Adjust for aggregate foreign currency exchange
(gain) loss included in net income	(17,570)	(306)	7,047
Other comprehensive loss	(26,558)	(20,392)	(47,656)
Total comprehensive income	1,433,881	1,297,297	1,102,299
Allocation to noncontrolling interests	(6,863)	(6,445)	(5,751)
Comprehensive income allocable to
Public Storage shareholders	$1,427,018	$1,290,852	$1,096,548

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2013	$3,562,500	$17,178	$5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855
Issuance of 30,500 preferred shares (Note 7)	762,500	-	(23,546)	-	-	738,954	-	738,954
Issuance of common shares in connection with
share-based compensation (669,263 shares) (Note 9)	-	67	37,805	-	-	37,872	-	37,872
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 9)	-	-	16,926	-	-	16,926	-	16,926
Acquisition of noncontrolling interests	-	-	(689)	-	-	(689)	(32)	(721)
Net income	-	-	-	1,149,955	-	1,149,955	-	1,149,955
Net income allocated to noncontrolling interests	-	-	-	(5,751)	-	(5,751)	5,751	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(232,636)	-	(232,636)	-	(232,636)
Noncontrolling interests	-	-	-	-	-	-	(6,469)	(6,469)
Common shares and restricted share units
($5.60 per share)	-	-	-	(967,909)	-	(967,909)	-	(967,909)
Other comprehensive loss (Note 2)	-	-	-	-	(47,656)	(47,656)	-	(47,656)
Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171
Redemption of 10,800 preferred shares (Note 7)	(270,000)	-	-	-	-	(270,000)	-	(270,000)
Issuance of common shares in connection with
share-based compensation (475,687 shares) (Note 9)	-	48	29,615	-	-	29,663	-	29,663
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 9)	-	-	15,793	-	-	15,793	-	15,793
Acquisition of noncontrolling interests	-	-	(5,432)	-	-	(5,432)	(60)	(5,492)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,562	1,562
Net income	-	-	-	1,317,689	-	1,317,689	-	1,317,689
Net income allocated to noncontrolling interests	-	-	-	(6,445)	-	(6,445)	6,445	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(245,097)	-	(245,097)	-	(245,097)
Noncontrolling interests	-	-	-	-	-	-	(7,325)	(7,325)
Common shares and restricted share units
($6.50 per share)	-	-	-	(1,125,934)	-	(1,125,934)	-	(1,125,934)
Other comprehensive loss (Note 2)	-	-	-	-	(20,392)	(20,392)	-	(20,392)
Balances at December 31, 2015	4,055,000	17,293	5,601,506	(434,610)	(68,548)	9,170,641	26,997	9,197,638

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Cumulative effect of a change in accounting
principle (Note 9)	-	-	789	(789)	-	-	-	-
Balances at December 31, 2015, as adjusted	$4,055,000	$17,293	$5,602,295	$(435,399)	$(68,548)	$9,170,641	$26,997	$9,197,638
Issuance of 47,000 preferred shares (Note 7)	1,175,000	-	(38,797)	-	-	1,136,203	-	1,136,203
Redemption of 34,500 preferred shares (Note 7)	(862,500)	-	-	-	-	(862,500)	-	(862,500)
Issuance of common shares in connection with
share-based compensation (367,546 shares) (Note 9)	-	36	25,505	-	-	25,541	-	25,541
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 9)	-	-	20,765	-	-	20,765	-	20,765
Contributions by noncontrolling interests	-	-	-	-	-	-	3,470	3,470
Net income	-	-	-	1,460,439	-	1,460,439	-	1,460,439
Net income allocated to noncontrolling interests	-	-	-	(6,863)	-	(6,863)	6,863	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(238,214)	-	(238,214)	-	(238,214)
Noncontrolling interests	-	-	-	-	-	-	(7,586)	(7,586)
Common shares and restricted share units
($7.30 per share)	-	-	-	(1,267,544)	-	(1,267,544)	-	(1,267,544)
Other comprehensive loss (Note 2)	-	-	-	-	(26,558)	(26,558)	-	(26,558)
Balances at December 31, 2016	$4,367,500	$17,329	$5,609,768	$(487,581)	$(95,106)	$9,411,910	$29,744	$9,441,654

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2016		2015	2014
Cash flows from operating activities:
Net income	$1,460,439	$1,317,689	$1,149,955
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(689)	(18,503)	(2,479)
Depreciation and amortization	433,314	426,008	437,114
Equity in earnings of unconsolidated real estate entities	(56,756)	(50,937)	(88,267)
Distributions from retained earnings of unconsolidated
real estate entities	84,397	35,695	83,458
Foreign currency exchange (gain) loss	(17,570)	(306)	7,047
Shared-based compensation expense	37,483	32,570	29,541
Other	4,718	6,063	(12,827)
Total adjustments	484,897	430,590	453,587
Net cash provided by operating activities	1,945,336	1,748,279	1,603,542
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(81,435)	(65,594)	(80,962)
Construction in process	(269,916)	(228,478)	(141,569)
Acquisition of real estate facilities and intangible assets	(416,178)	(177,076)	(410,210)
Distributions in excess of retained earnings from
unconsolidated real estate entities	67,420	-	-
Proceeds from sale of real estate investments	998	15,013	17,246
Disposition of portion of loan receivable from
Shurgard Europe	-	-	216,217
Repayments of loan receivable from Shurgard Europe	-	-	204,947
Other	(17,615)	16,030	(4,000)
Net cash used in investing activities	(716,726)	(440,105)	(198,331)
Cash flows from financing activities:
Repayments on bank credit facility	-	-	(50,100)
Repayments on term loan	-	-	(700,000)
Repayments on notes payable	(36,459)	(17,237)	(44,406)
Issuance of senior unsecured notes	113,620	264,255	-
Issuance of preferred shares	1,136,203	-	738,954
Issuance of common shares	25,541	29,663	37,872
Redemption of preferred shares	(862,500)	(270,000)	-
Cash paid upon vesting of restricted share units	(15,357)	(15,678)	(11,449)
Acquisition of noncontrolling interests	-	(5,492)	(721)
Contributions by noncontrolling interests	3,470	1,562	-
Distributions paid to Public Storage shareholders	(1,505,758)	(1,371,031)	(1,200,545)
Distributions paid to noncontrolling interests	(7,586)	(7,325)	(6,469)
Net cash used in financing activities	(1,148,826)	(1,391,283)	(1,236,864)
Net increase (decrease) in cash and cash equivalents	79,784	(83,109)	168,347
Net effect of foreign exchange translation on cash and cash equivalents	(381)	(318)	196
Cash and cash equivalents at the beginning of the period	104,285	187,712	19,169
Cash and cash equivalents at the end of the period	$183,688	$104,285	$187,712

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2016		2015	2014
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$1,317	$500	$673
Investments in unconsolidated real estate entities	24,099	19,583	47,251
Senior unsecured notes	(17,750)	(315)	-
Loan receivable from Shurgard Europe	-	-	6,975
Accumulated other comprehensive loss	(8,047)	(20,086)	(54,703)

Real estate acquired in exchange for assumption of mortgage notes	(12,945)	(8,311)	(20,460)
Mortgage notes assumed in connection with acquisition of real estate	12,945	8,311	20,460

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(4,612)	2,525	1,178
Construction in process	(18,238)	(9,623)	(8,830)
Accrued and other liabilities	22,850	7,098	7,652

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

At December 31, 2016, we have direct and indirect equity interests in 2,348 self-storage facilities (with approximately 154 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 218 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in eight states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December 31, 2016, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”).

On our statement of cash flows for the years ended December 31, 2015 and 2014, we reclassified the $15.7 million and $11.4 million, respectively, we paid for the restricted share units that we withheld upon their vesting for employee tax requirements from a reduction in cash flows from operating activities to a reduction in cash flows from financing activities.  This reclassification was in connection with a recently issued accounting pronouncement related to employee share-based payment accounting we early adopted effective January 1, 2016 (see “Recent Accounting Pronouncements and Guidance” below).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

referred to collectively as the “Unconsolidated Real Estate Entities”, eliminating intra-entity profits and losses and amortizing any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.

When we begin consolidating an entity, we record a gain or loss representing the differential between the book value and fair value of any preexisting equity interest.  All changes in consolidation status are reflected prospectively.

Collectively, at December 31, 2016, the Company and the Subsidiaries own 2,336 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At December 31, 2016, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2016, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost.  We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period and, effective October 1, 2016, the external transaction costs associated with acquisitions of real estate. Prior to October 1, 2016, transaction costs for acquisitions were included in general and administrative expense on our income statements in 2016, 2015, and 2014.  This change was made due to a change in GAAP, which results in real estate facility acquisitions generally being considered acquisitions of assets rather than business combinations.  We allocate the net acquisition cost of acquired real estate facilities to the underlying land, buildings, and identified intangible assets based upon their respective individual estimated fair values.

Costs associated with dispositions of real estate, as well as repairs and maintenance costs, are expensed as incurred.  We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Currency and Credit Risk

Financial instruments that are exposed to credit risk consist primarily of cash and cash equivalents, certain portions of other assets including rents receivable from our tenants and restricted cash.  Cash equivalents we invest in are either money market funds with a rating of at least AAA by Standard &  Poor’s, commercial paper that is rated A1 by Standard & Poor’s or deposits with highly rated commercial banks.

At December 31, 2016, due primarily to our investment in Shurgard Europe (Note 4) and our senior unsecured notes denominated in Euros (Note 5), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at December 31, 2016 and 2015.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2016 and 2015.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At December 31, 2016, these intangibles had a net book value of $19.3 million ($18.0 million at December 31, 2015).  Accumulated amortization totaled $54.0 million at December 31, 2016 ($66.4 million at December 31, 2015), and amortization expense of $21.7 million, $26.1 million and $48.4 million was recorded in 2016, 2015 and 2014, respectively.  The estimated future amortization expense for our finite-lived intangible assets at December 31, 2016 is approximately $11.2 million in 2017, $2.3 million in 2018 and $5.8 million thereafter.  During 2016, 2015 and 2014, intangibles were increased $23.0 million, $8.9 million and $30.2 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).

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

We evaluate other indefinite-lived intangible assets, such as the “Shurgard” trade name for impairment at least annually and whenever relevant events, circumstances and other related factors indicate that the fair value is less than the carrying amount.  When we conclude that it is likely that the asset is not impaired, we do not record an impairment charge and no further analysis is performed.  Otherwise, we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value.

No impairments were recorded in any of our evaluations for any period presented herein.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Revenue and Expense Recognition

Revenues from self-storage facilities, which are primarily composed of rental income earned pursuant to month-to-month leases, as well as associated late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period, which is generally one month.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.052 U.S. Dollars per Euro at December 31, 2016 (1.091 at December 31, 2015), and average exchange rates of 1.107,  1.110 and 1.329 for the years ended December 31, 2016, 2015 and 2014, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders presented on the face of our income statement, divided by (i) in the case of basic net income per common share, weighted average common shares, and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact, if dilutive, of stock options outstanding (Note 9).  The following table reconciles from basic to diluted common shares outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,091	172,699	172,251
Net effect of dilutive stock options -
based on treasury stock method	787	811	887
Diluted weighted average common
shares outstanding	173,878	173,510	173,138

3.Real Estate Facilities

Activity in real estate facilities during 2016, 2015 and 2014 is as follows:

For the Years Ended December 31,
2016		2015	2014
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,205,261	$12,863,235	$12,286,256
Capital expenditures to maintain real estate facilities	86,047	63,069	79,784
Acquisitions	406,154	176,444	400,514
Dispositions	-	(19,970)	(112)
Newly developed facilities opened for operation	268,905	123,484	98,162
Impact of foreign exchange rate changes	(3,138)	(1,001)	(1,369)
Ending balance	13,963,229	13,205,261	12,863,235
Accumulated depreciation:
Beginning balance	(4,866,738)	(4,482,520)	(4,098,814)
Depreciation expense	(406,046)	(393,605)	(384,412)
Dispositions	-	8,886	10
Impact of foreign exchange rate changes	1,821	501	696
Ending balance	(5,270,963)	(4,866,738)	(4,482,520)
Construction in process:
Beginning balance	219,190	104,573	52,336
Current development	288,154	238,101	150,399
Newly developed facilities opened for operation	(268,905)	(123,484)	(98,162)
Transfer to other assets	(8,129)	-	-
Ending balance	230,310	219,190	104,573
Total real estate facilities at December 31,	$8,922,576	$8,557,713	$8,485,288

During 2016, we acquired 55 self-storage facilities (4,121,000 net rentable square feet), for a total cost of $429.1 million, consisting of $416.2 million in cash and the assumption of $12.9 million in mortgage notes.  Approximately $23.0 million of the total cost was allocated to intangible assets.  We completed development

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

and redevelopment activities during 2016, adding 2,275,000 net rentable square feet of self-storage space, at an aggregate cost of $268.9 million.  Construction in process at December 31, 2016 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which would add a total of 5.3 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $660.2 million.  During 2016, we also transferred $8.1 million of accumulated construction costs to other assets, with respect to a development project that was suspended.

During 2015, we acquired 17 self-storage facilities (1,285,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities, for a total cost of $185.4 million, consisting of $177.1 million in cash and the assumption of $8.3 million in mortgage notes.  Approximately $8.9 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during 2015, adding 1,312,000 net rentable square feet of self-storage space, at an aggregate cost of $123.5 million.  During 2015, we sold one commercial facility and two self-storage facilities in connection with eminent domain proceedings for a total of $29.7 million in cash proceeds, of which $14.7 million was collected in 2014, and recorded related gains on real estate sales totaling $18.5 million.

During 2014, we acquired 44 self-storage facilities (3,442,000 net rentable square feet), for a total cost of $430.7 million, consisting of $410.2 million in cash and the assumption of $20.5 million in mortgage notes.  Approximately $30.2 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during 2014, adding 1,145,000 net rentable square feet of self-storage space, at an aggregate cost of $98.2 million.  We received approximately $2.6 million in proceeds for real estate disposed of in 2014.

At December 31, 2016, the adjusted basis of real estate facilities for federal tax purposes was approximately $9.4 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2016	2015	2016	2015	2014

PSB	$402,765	$414,450	$31,707	$34,155	$56,280
Shurgard Europe	280,019	388,367	22,324	14,272	29,900
Other Investments	6,423	6,491	2,725	2,510	2,087
Total	$689,207	$809,308	$56,756	$50,937	$88,267

During 2016, 2015 and 2014, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $151.8 million, $35.7 million and $83.5 million, respectively.  For 2016, $67.4 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate Entities and are presented as an investing activity on our statement of cash flows.  At December 31, 2016, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $54.0 million ($62.0 million at December 31, 2015).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.8 million, $2.4 million and $4.4 million during 2016, 2015 and 2014, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of December 31, 2016 and 2015, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2016 ($116.52 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.7 billion.  At December 31, 2016, the adjusted tax basis of our investment in PSB was less than its book value.

Included in equity in earnings of unconsolidated real estate entities is our $11.3 million and $36.5 million share of gains on sale of facilities recorded by PSB for 2015 and 2014, respectively.  PSB did not dispose of any facilities during 2016.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2016	2015	2014
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$387,389	$373,675	$376,915
Costs of operations	(123,108)	(121,224)	(127,371)
Depreciation and amortization	(99,486)	(105,394)	(110,357)
General and administrative	(14,862)	(13,582)	(13,639)
Other items	(4,949)	(12,740)	(13,221)
Gain on sale of facilities	-	28,235	92,373
Net income	144,984	148,970	204,700
Allocations to preferred shareholders and
restricted share unitholders	(65,157)	(62,184)	(60,817)
Net income allocated to common shareholders
and LP Unitholders	$79,827	$86,786	$143,883

As of December 31,

Total assets (primarily real estate)	$2,119,371	$2,186,658	$2,227,114
Debt	-	250,000	250,000
Preferred stock called for redemption	230,000	-	-
Other liabilities	78,657	76,059	68,905
Equity:
Preferred stock	879,750	920,000	995,000
Common equity and LP units	930,964	940,599	913,209

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  Our equity in earnings of Shurgard Europe is comprised of our 49% share of Shurgard Europe’s net income and 49% of the trademark license fees that Shurgard Europe pays to us for the use of the “Shurgard” trademark, as well as certain interest income received in 2014 on a shareholder loan described below.  The remaining 51% of the license fees are classified as interest and other income on our income statement.

At December 31, 2013, Shurgard Europe owed us €311.0 million ($428.1 million).  This loan bore interest at a 9.0% annual rate, which we believed represented the market rate of interest for loans with similar characteristics.  In January 2014, our joint venture partner in Shurgard Europe acquired a 51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  In July 2014, Shurgard Europe fully repaid the loan, and we received our 49% share of the loan totaling €152.4 million ($204.9 million) in cash.  We collected $12.2 million in interest on this loan during 2014, of which $10.7 million was reflected as equity in earnings of Shurgard Europe, and $1.5 million was reflected as interest and other income.  During 2014, we also recorded a $7.0 million foreign currency exchange loss on the loan due to changes in foreign currency exchange rates.

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $24.1 million, $19.6 million and $47.3 million in 2016, 2015 and 2014, respectively.  Included in our equity in earnings of Shurgard Europe for 2016 is a $941,000 increase for the recognition of accumulated comprehensive income, representing a decrease to equity rather than an increase to investments in unconsolidated real estate entities.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2016	2015	2014
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$252,321	$236,990	$254,136
Self-storage and ancillary cost of operations	(97,099)	(93,575)	(100,177)
Depreciation and amortization	(62,829)	(66,665)	(61,796)
General and administrative	(13,199)	(12,619)	(9,565)
Interest expense on third party debt	(20,617)	(16,695)	(9,607)
Trademark license fee payable to Public Storage	(2,531)	(2,376)	(2,544)
Income tax expense	(10,669)	(10,799)	(5,399)
Interest expense on shareholder loan	-	-	(21,761)
Costs of acquiring facilities and other, net (a)	(2,348)	(7,509)	(6,573)

Net income	$43,029	$26,752	$36,714
Average exchange rates of Euro to the U.S. Dollar	1.107	1.110	1.329

(a)

Amounts during 2016 include a $1.9 million foreign exchange gain on a repaid intercompany note between entities consolidated by Shurgard Europe, and amounts during 2016, 2015 and 2014 include $410,000,  $10.5 million and $4.3 million, respectively, associated with the acquisition of real estate facilities.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

	2016	2015	2014
	(Amounts in thousands)
As of December 31,
Total assets (primarily self-storage facilities)	$1,261,912	$1,476,632	$1,404,246
Total debt to third parties	666,926	662,336	500,767
Other liabilities	106,916	110,522	180,546
Equity	488,070	703,774	722,933

Exchange rate of Euro to U.S. Dollar	1.052	1.091	1.216

5.Borrowings

Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at December 31, 2016).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at December 31, 2016).  At December 31, 2016 and February 28, 2017, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.2 million at December 31, 2016 ($14.9 million at December 31, 2015).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2016.

Senior Unsecured Notes and Term Loan

At December 31, 2016 and 2015, we had €342.0 million ($359.8 million) and €242.0 million ($263.9 million), respectively, of Euro-denominated senior unsecured notes payable to institutional investors (collectively, the “Senior Unsecured Notes”).  The Senior Unsecured Notes consists of two tranches, (i) €242.0 million (2.175% fixed rate of interest) which was issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in November 2025 and (ii) €100.0 million (1.54% fixed rate of interest), which was issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in April 2024.  The fair value of our Senior Unsecured Notes was approximately $381.8 million at December 31, 2016 ($263.9 million at December 31, 2015).

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (gains of $17.6 million and $306,000 for 2016 and 2015, respectively).  The Senior Unsecured Notes have various customary financial covenants, all of which we were in compliance with at December 31, 2016.

On December 2, 2013, we borrowed $700 million from Wells Fargo under an unsecured term loan.  The term loan was repaid in 2014.  We incurred origination costs of $1.9 million, which were amortized using the effective interest method through the date of extinguishment ($1.8 million for 2014).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Mortgage Notes

During 2016, 2015 and 2014, we assumed mortgage notes with aggregate contractual values of $12.9 million, $8.3 million and $19.8 million, respectively, and interest rates of 4.2%,  6.2% and 5.2%, respectively, which approximated market rates, in connection with the acquisition of real estate facilities.

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at December 31, 2016 and 2015, totaled $30.9 million and $55.1 million, respectively, which approximates contractual note values and estimated fair values.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At December 31, 2016, the notes are secured by 30 real estate facilities with a net book value of approximately $121.6 million, have contractual interest rates between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At December 31, 2016, approximate principal maturities of our Senior Unsecured Notes and Mortgage Notes are (amounts in thousands):

	Senior	Mortgage
	Unsecured Notes	Notes	Total
2017	$-	$1,665	$1,665
2018	-	11,241	11,241
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
Thereafter	359,810	13,440	373,250
	$359,810	$30,939	$390,749
Weighted average effective rate	2.0%	4.0%	2.2%

Cash paid for interest totaled $9.4 million, $3.4 million and $9.0 million for 2016, 2015 and 2014, respectively.  Interest capitalized as real estate totaled $5.1 million, $2.7 million and $1.6 million in 2016, 2015 and 2014, respectively.

6.Noncontrolling Interests

At December 31, 2016, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 14 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At December 31, 2016, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During 2016, 2015 and 2014, we allocated a total of $6.9 million, $6.4 million and $5.8 million, respectively, of income to these interests; and we paid $7.6 million, $7.3 million and $6.5 million, respectively, in distributions to these interests.

During 2015 and 2014, we acquired Noncontrolling Interests for $5.5 million and $721,000, respectively, in cash, substantially all of which was allocated to Paid-in-capital.  During 2016 and 2015, Noncontrolling Interests contributed $3.5 million and $1.6 million, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

7.Shareholders’ Equity

Preferred Shares

At December 31, 2016 and 2015, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2016		At December 31, 2015
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series Q	4/14/2016	6.500%	-	$-	15,000	$375,000
Series R	7/26/2016	6.350%	-	-	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	-	-
Series C	5/17/2021	5.125%	8,000	200,000	-	-
Series D	7/20/2021	4.950%	13,000	325,000	-	-
Series E	10/14/2021	4.900%	14,000	350,000	-	-
Total Preferred Shares			174,700	$4,367,500	162,200	$4,055,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At December 31, 2016, there were no dividends in arrears.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

In 2016, we redeemed our Series Q and Series R Preferred Shares at par, for a total of $862.5 million in cash, before payment of accrued dividends.

In 2016, we issued an aggregate 47.0 million depositary shares, each representing 1/1,000 of a share of our Series B, Series C, Series D and Series E Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1,175.0  million in gross proceeds, and we incurred $38.8 million in issuance costs.

In 2015, we redeemed our Series O and Series P Preferred Shares at par, for a total of $270.0 million in cash, before payment of accrued dividends.

In 2014, we issued an aggregate 30.5 million depositary shares, each representing 1/1,000 of a share of our Series Y, Series Z, and Series A Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $762.5 million in gross proceeds, and we incurred $23.5 million in issuance costs.

In 2016 and 2015, we recorded $26.9 million $8.9 million, respectively, in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in connection with redemptions of Preferred Shares.

Common Shares

During 2016, 2015 and 2014, activity with respect to the issuance or repurchase of our common shares was as follows (dollar amounts in thousands):

	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and
exercise of stock options (Note 9)	367,546	$25,541	475,687	$29,663	669,263	$37,872

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2016, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2016.

At December 31, 2016 and 2015, we had 2,692,081 and 2,677,667, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 9), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our common shareholders and our restricted share unitholders totaled $1.268 billion ($7.30 per share), $1.126 billion ($6.50 per share) and $967.9 million ($5.60 per share), for the years ended December 31, 2016, 2015 and 2014, respectively.  Preferred share dividends totaled $238.2 million, $245.1 million and $232.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the tax year ended December 31, 2016, 100% of the distributions for the common shares and all the various series of preferred shares were classified as ordinary income.  Such dividends do not constitute “qualified dividend income”.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

8.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at December 31, 2016.

At December 31, 2016, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 57 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $848,000,  $562,000 and $480,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Our right to continue receiving these premiums may be qualified.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.

9.Share-Based Compensation

Under various share-based compensation plans and under terms established by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock, and (iv) it is probable that any performance and service conditions will be met.

As noted under “Recent Accounting Pronouncements and Guidance” in Note 11, we have elected to account for forfeitures of share-based payments as they occur, rather than estimating them in advance.  Accordingly, we recorded a cumulative-effect adjustment of $789,000 to increase accumulated deficit and increase paid-in capital as of January 1, 2016, representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through December 31, 2015.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

The stock options outstanding at December 31, 2016 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $150.0 million and remaining average contractual lives of approximately six years.  The aggregate intrinsic value of exercisable stock options at December 31, 2016 amounted to approximately $126.8 million.  Approximately 360,000 of the stock options outstanding at December 31, 2016, have an exercise price of more than $200.  We have 429,556 stock options exercisable at December 31, 2016, that expire through June 30, 2018, with an average exercise price per share of $82.39.

Additional information with respect to stock options during 2016, 2015 and 2014 is as follows:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	1,940,279	$130.08	2,085,544	$111.96	2,174,211	$85.49
Granted	310,000	239.11	335,000	200.70	485,000	176.74
Exercised	(254,839)	100.23	(365,265)	80.99	(570,417)	66.39
Cancelled	-	-	(115,000)	163.15	(3,250)	63.76

Options outstanding December 31,	1,995,440	$150.83	1,940,279	$130.08	2,085,544	$111.96

Options exercisable at December 31,	1,105,433	$108.84	1,150,272	$94.18	1,321,537	$82.46

	2016	2015	2014

Stock option expense for the year (in 000's)	$5,180	$3,871	$3,216

Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$33,228	$46,719	$59,322

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.2%	1.6%	1.6%
Expected volatility, based upon historical volatility	17.9%	15.1%	16.8%
Expected dividend yield	2.9%	2.9%	3.2%

Average estimated value of options granted during the year	$26.18	$18.39	$17.66

Restricted Share Units

RSUs generally vest ratably over a five to eight-year period from the grant date.  The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders.  We expense any dividends previously paid upon forfeiture of the related RSU.  Upon vesting, the grantee

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

The fair value of our RSUs outstanding at December 31, 2016 was approximately $136.9 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2016 totals approximately $98.7 million and is expected to be recognized as compensation expense over the next 2.5 years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2016		2015		2014
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	737,388	$129,284	751,048	$110,874	636,329	$77,284
Granted	171,144	40,263	252,376	55,307	339,607	59,009
Vested	(180,050)	(26,689)	(187,342)	(24,752)	(166,905)	(18,456)
Forfeited	(31,841)	(5,953)	(78,694)	(12,145)	(57,983)	(6,963)

Restricted share units outstanding December 31,	696,641	$136,905	737,388	$129,284	751,048	$110,874

	2016	2015	2014
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$41,400	$38,182	$27,591
Cash paid upon vesting in lieu of issuing common shares	$15,357	$15,678	$11,449
Common shares issued upon vesting	112,707	110,422	98,846
Restricted share unit expense (a)	$32,303	$28,699	$26,325

(a)Amounts for 2016, 2015 and 2014 include approximately $1.4 million, $1.1 million and $1.2 million, respectively, in employer taxes incurred upon vesting.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

For the year ended December 31, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$2,405,828	$-	$-	$-	$-	$2,405,828
Ancillary operations	-	154,721	-	-	-	154,721
	2,405,828	154,721	-	-	-	2,560,549

Cost of operations:
Self-storage operations	617,905	-	-	-	-	617,905
Ancillary operations	-	51,178	-	-	-	51,178
	617,905	51,178	-	-	-	669,083

Net operating income:
Self-storage operations	1,787,923	-	-	-	-	1,787,923
Ancillary operations	-	103,543	-	-	-	103,543
	1,787,923	103,543	-	-	-	1,891,466

Other components of net income (loss):
Depreciation and amortization	(433,314)	-	-	-	-	(433,314)
General and administrative	-	-	-	-	(83,656)	(83,656)
Interest and other income	-	-	-	-	15,138	15,138
Interest expense	-	-	-	-	(4,210)	(4,210)
Equity in earnings of
unconsolidated real estate entities	-	-	31,707	22,324	2,725	56,756
Foreign currency exchange gain	-	-	-	-	17,570	17,570
Gain on real estate investment sales	-	-	-	-	689	689
Net income (loss)	$1,354,609	$103,543	$31,707	$22,324	$(51,744)	$1,460,439

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

For the year ended December 31, 2015

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Year ended December 31, 2014

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$2,049,882	$-	$-	$-	$-	$2,049,882
Ancillary operations	-	127,414	-	-	-	127,414
	2,049,882	127,414	-	-	-	2,177,296

Cost of operations:
Self-storage operations	566,898	-	-	-	-	566,898
Ancillary operations	-	46,426	-	-	-	46,426
	566,898	46,426	-	-	-	613,324

Net operating income:
Self-storage operations	1,482,984	-	-	-	-	1,482,984
Ancillary operations	-	80,988	-	-	-	80,988
	1,482,984	80,988	-	-	-	1,563,972

Other components of net income (loss):
Depreciation and amortization	(437,114)	-	-	-	-	(437,114)
General and administrative	-	-	-	-	(71,459)	(71,459)
Interest and other income	-	-	-	-	17,638	17,638
Interest expense	-	-	-	-	(6,781)	(6,781)
Equity in earnings of
unconsolidated real estate entities	-	-	56,280	29,900	2,087	88,267
Foreign currency exchange loss	-	-	-	-	(7,047)	(7,047)
Gain on real estate investment sales	-	-	-	-	2,479	2,479
Net income (loss)	$1,045,870	$80,988	$56,280	$29,900	$(63,083)	$1,149,955

11.Recent Accounting Pronouncements and Guidance

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

In August, 2014, the FASB issued new accounting guidance, which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern.  This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  The Company adopted the new guidance during the fourth quarter of 2016 and the adoption did not require any disclosures about the Company’s ability to continue as a going concern.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which modifies the criteria surrounding the consolidation of VIEs and partnerships.  We adopted this standard effective January 1, 2016, which did not change the consolidation status of any entities in which we have an interest or significant involvement in; however, certain entities began to be considered VIE’s as a result of the change.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At December 31, 2016, there were approximately 894,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.7 billion.

13.Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$611,786	$634,188	$663,148	$651,427

Self-storage and ancillary cost of operations	$173,286	$172,004	$178,627	$145,166

Depreciation and amortization	$105,128	$107,013	$109,432	$111,741

Net Income	$317,349	$358,359	$369,050	$415,681

Per Common Share
Net income - Basic	$1.40	$1.62	$1.78	$2.04

Net income - Diluted	$1.39	$1.61	$1.78	$2.03

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$564,879	$588,615	$618,872	$609,330

Self-storage and ancillary cost of operations	$172,010	$161,097	$164,686	$137,709

Depreciation and amortization	$107,146	$106,473	$106,082	$106,307

Net Income	$283,254	$328,040	$341,136	$365,259

Per Common Share
Net income - Basic	$1.23	$1.53	$1.58	$1.75

Net income - Diluted	$1.23	$1.52	$1.58	$1.74

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

14.Subsequent Events

 Subsequent to December 31,  2016, we acquired or were under contract to acquire five self-storage facilities (two in Ohio and one each in Minnesota, New York and North Carolina), with 275,000 net rentable square feet, for $26.4 million.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		2016	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2016			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage facilities by market:
Los Angeles	216	611	463,462	870,049	259,362	472,090	1,120,783	1,592,873	585,457
San Francisco	137	-	227,468	500,407	157,104	240,218	644,761	884,979	365,824
New York	90	-	216,305	488,667	144,862	222,615	627,219	849,834	329,626
Washington DC	90	-	226,934	402,488	103,971	232,128	501,265	733,393	245,447
Miami	88	-	210,096	435,932	80,465	211,980	514,513	726,493	234,906
Seattle/Tacoma	90	-	177,451	443,495	87,630	178,106	530,470	708,576	257,515
Chicago	130	-	137,165	352,595	103,618	140,047	453,331	593,378	300,655
Houston	112	-	152,174	341,413	104,841	151,949	446,479	598,428	221,091
Atlanta	101	-	122,880	327,975	58,946	123,242	386,559	509,801	208,790
Dallas/Ft. Worth	110	-	133,401	331,636	87,129	134,272	417,894	552,166	220,409
Orlando/Daytona	72	12,714	140,411	253,375	50,872	145,892	298,766	444,658	118,792
West Palm Beach	44	-	151,323	207,388	23,264	150,327	231,648	381,975	89,845
Charlotte	53	-	75,968	186,599	48,875	84,195	227,247	311,442	87,541
Minneapolis/St. Paul	45	5,438	81,895	177,533	19,740	82,060	197,108	279,168	85,704
Denver	55	10,354	82,240	154,622	43,445	82,803	197,504	280,307	112,437
Tampa	51	-	80,486	165,639	40,545	83,258	203,412	286,670	95,802
Philadelphia	57	-	51,682	152,406	50,486	50,703	203,871	254,574	138,918
Boston	25	-	61,583	158,870	19,294	62,217	177,530	239,747	70,011
Phoenix	39	-	59,267	162,505	16,411	59,259	178,924	238,183	77,396
Detroit	41	-	62,990	159,461	20,347	63,840	178,958	242,798	86,716
Portland	43	-	51,182	126,464	23,813	51,840	149,619	201,459	82,757
Austin	31	-	51,150	115,641	35,129	53,173	148,747	201,920	66,173
San Diego	20	-	47,884	108,911	26,871	49,395	134,271	183,666	68,794
Honolulu	11	-	54,184	106,299	9,736	55,101	115,118	170,219	51,054
Raleigh	25	-	41,377	81,821	16,598	42,502	97,294	139,796	44,190
Norfolk	28	-	33,316	81,267	15,461	32,755	97,289	130,044	49,461
San Antonio	28	-	27,566	76,028	23,876	27,524	99,946	127,470	55,516
Baltimore	23	-	25,176	79,734	15,689	25,300	95,299	120,599	58,842
Sacramento	34	-	25,141	69,409	25,667	25,646	94,571	120,217	64,386
St. Louis	26	-	20,037	56,237	19,785	20,680	75,379	96,059	55,021
Indianapolis	22	-	21,064	57,655	11,495	22,064	68,150	90,214	37,899

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		2016	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2016			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Kansas City	24	-	14,225	43,732	23,593	14,425	67,125	81,550	52,021
Las Vegas	18	-	17,879	44,357	8,926	17,128	54,034	71,162	41,216
Columbia	20	-	16,167	44,429	10,243	16,915	53,924	70,839	25,408
Savannah	12	-	33,094	42,465	2,521	32,738	45,342	78,080	9,720
Greensboro	13	-	12,737	29,811	12,384	14,826	40,106	54,932	21,399
Fort Myers/Naples	9	-	15,373	35,353	4,062	15,608	39,180	54,788	11,757
Milwaukee	15	1,822	13,189	32,071	8,904	13,158	41,006	54,164	26,342
Charleston	10	-	10,849	31,144	6,490	11,825	36,658	48,483	15,725
Jacksonville	14	-	11,252	27,714	9,451	11,301	37,116	48,417	27,288
Hartford/New Haven	11	-	6,778	19,959	20,244	8,443	38,538	46,981	26,879
Columbus	22	-	25,341	64,746	21,209	25,447	85,849	111,296	35,674
New Orleans	9	-	9,205	30,832	4,823	9,373	35,487	44,860	21,009
Richmond	10	-	13,248	23,253	3,717	13,053	27,165	40,218	14,260
Tucson	7	-	9,403	25,491	5,178	9,884	30,188	40,072	15,679
Colorado Springs	12	-	8,229	19,659	11,634	8,225	31,297	39,522	24,953
Nashville/Bowling Green	14	-	10,405	24,175	8,952	10,402	33,130	43,532	22,890
Memphis	9	-	7,962	21,981	8,183	9,315	28,811	38,126	16,253
Greensville/Spartanburg/Asheville	11	-	9,036	20,767	8,390	9,965	28,228	38,193	16,379
Monterey/Salinas	7	-	8,465	24,151	3,567	8,455	27,728	36,183	17,306
Birmingham	14	-	5,229	17,835	12,645	5,117	30,592	35,709	25,718
Cincinnati	14	-	13,178	25,988	15,201	13,096	41,271	54,367	24,507
Reno	7	-	5,487	18,704	3,486	5,487	22,190	27,677	9,674
Palm Springs	3	-	8,309	18,065	877	8,309	18,942	27,251	7,861
Buffalo/Rochester	8	-	6,159	14,850	2,594	6,157	17,446	23,603	11,147
Mobile	8	-	4,148	14,152	3,760	3,975	18,085	22,060	10,381
London, UK	1	-	5,730	14,278	(3,579)	3,172	13,257	16,429	10,348
Salt Lake City	8	-	7,846	15,947	3,554	7,495	19,852	27,347	11,524
Oklahoma City	21	-	32,708	65,664	9,246	32,708	74,910	107,618	13,736
Santa Barbara	2	-	5,733	9,106	292	5,733	9,398	15,131	4,338
Cleveland/Akron	6	-	3,778	13,928	4,009	4,171	17,544	21,715	8,983
Chattanooga	10	-	6,569	26,045	6,016	6,371	32,259	38,630	10,720
Wichita	7	-	2,017	6,691	6,186	2,130	12,764	14,894	10,500

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		2016	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2016			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Providence	3	-	995	11,206	2,399	995	13,605	14,600	4,730
Louisville	10	-	15,578	28,069	3,442	15,577	31,512	47,089	7,247
Augusta	4	-	1,793	5,990	2,116	1,793	8,106	9,899	4,928
Dayton	3	-	394	3,014	4,241	393	7,256	7,649	5,825
Huntsville/Decatur	3	-	1,024	3,321	2,914	971	6,288	7,259	5,659
Fort Wayne	3	-	349	3,594	2,999	349	6,593	6,942	5,644
Springfield/Holyoke	2	-	1,428	3,380	1,251	1,427	4,632	6,059	3,925
Shreveport	2	-	817	3,030	2,054	741	5,160	5,901	4,035
Rochester	2	-	1,047	2,246	1,456	980	3,769	4,749	3,408
Lansing	2	-	556	2,882	615	556	3,497	4,053	1,702
Flint	1	-	543	3,068	169	542	3,238	3,780	1,440
Evansville	2	-	899	2,096	798	871	2,922	3,793	2,372
Topeka	2	-	225	1,419	1,669	225	3,088	3,313	2,686
Roanoke	1	-	819	1,776	560	819	2,336	3,155	1,960
Syracuse	1	-	545	1,279	690	545	1,969	2,514	1,724
Omaha	1	-	109	806	1,386	109	2,192	2,301	1,730
Joplin	1	-	264	904	841	264	1,745	2,009	1,432
Modesto/Fresno/Stockton	1	-	44	206	746	193	803	996	583

Commercial and non-operating real estate		-	11,517	26,939	23,777	12,541	49,692	62,233	41,363

		$30,939	$3,711,932	$8,205,089	$2,046,208	$3,781,479	$10,181,750	$13,963,229	$5,270,963

		Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally
		between 5 to 25 years.