Form 10-Q
period 2017-03-31
Public Storage
filed 2017-05-04
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

[X]  Yes  [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[X]	[ ]	[ ]	[ ]	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 2, 2017:

Common Shares of beneficial interest, $.10 par value per share – 173,845,894 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2017 and December 31, 2016	1

	Statements of Income for the Three Months Ended March 31, 2017 and 2016	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016	3

	Statement of Equity for the Three Months Ended March 31, 2017	4

	Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	5-6

	Condensed Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	51

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)

Cash and cash equivalents	$120,859	$183,688
Real estate facilities, at cost:
Land	3,807,344	3,781,479
Buildings	10,293,315	10,181,750
	14,100,659	13,963,229
Accumulated depreciation	(5,376,215)	(5,270,963)
	8,724,444	8,692,266
Construction in process	205,253	230,310
	8,929,697	8,922,576

Investments in unconsolidated real estate entities	698,696	689,207
Goodwill and other intangible assets, net	209,593	212,719
Other assets	125,066	122,148
Total assets	$10,083,911	$10,130,338

LIABILITIES AND EQUITY

Senior unsecured notes	$365,349	$359,810
Mortgage notes	30,513	30,939
Accrued and other liabilities	294,542	297,935
Total liabilities	690,404	688,684

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
174,700 shares issued (in series) and outstanding, (174,700 at
December 31, 2016), at liquidation preference	4,367,500	4,367,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,543,322 shares issued and outstanding (173,288,787 shares at
December 31, 2016)	17,354	17,329
Paid-in capital	5,624,358	5,609,768
Accumulated deficit	(553,473)	(487,581)
Accumulated other comprehensive loss	(92,225)	(95,106)
Total Public Storage shareholders’ equity	9,363,514	9,411,910
Noncontrolling interests	29,993	29,744
Total equity	9,393,507	9,441,654
Total liabilities and equity	$10,083,911	$10,130,338

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues:
Self-storage facilities	$607,778	$574,586
Ancillary operations	37,769	37,200
	645,547	611,786

Expenses:
Self-storage cost of operations	171,978	159,863
Ancillary cost of operations	10,924	13,423
Depreciation and amortization	110,929	105,128
General and administrative	25,028	23,047
	318,859	301,461

Operating income	326,688	310,325
Interest and other income	3,998	3,836
Interest expense	(1,048)	(711)
Equity in earnings of unconsolidated real estate entities	19,949	14,164
Foreign currency exchange loss	(5,566)	(10,954)
Gain on real estate investment sales	-	689
Net income	344,021	317,349
Allocation to noncontrolling interests	(1,579)	(1,476)
Net income allocable to Public Storage shareholders	342,442	315,873
Allocation of net income to:
Preferred shareholders	(60,121)	(62,272)
Preferred shareholders - redemptions (Note 7)	-	(11,336)
Restricted share units	(1,190)	(930)
Net income allocable to common shareholders	$281,131	$241,335
Net income per common share:
Basic	$1.62	$1.40
Diluted	$1.62	$1.39

Basic weighted average common shares outstanding	173,364	172,977
Diluted weighted average common shares outstanding	174,069	173,850

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net income	$344,021	$317,349
Other comprehensive income:
Aggregate foreign currency exchange loss	(2,685)	(7,143)
Adjust for aggregate foreign currency exchange
gain in equity in earnings of unconsolidated
real estate entities	-	(3,036)
Adjust for aggregate foreign currency exchange
loss included in net income	5,566	10,954
Other comprehensive income	2,881	775
Total comprehensive income	346,902	318,124
Allocation to noncontrolling interests	(1,579)	(1,476)
Comprehensive income allocable to
Public Storage shareholders	$345,323	$316,648

See accompanying notes.

 PUBLIC STORAGE

STATEMENTS OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2016	$4,367,500	$17,329	$5,609,768	$(487,581)	$(95,106)	$9,411,910	$29,744	$9,441,654
Issuance of common shares in connection with
share-based compensation (254,535 shares) (Note 9)	-	25	18,009	-	-	18,034	-	18,034
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 9)	-	-	(3,286)	-	-	(3,286)	-	(3,286)
Acquisition of noncontrolling interests	-	-	(133)	-	-	(133)	(1)	(134)
Contributions by noncontrolling interests	-	-	-	-	-	-	692	692
Net income	-	-	-	344,021	-	344,021	-	344,021
Net income allocated to noncontrolling interests	-	-	-	(1,579)	-	(1,579)	1,579	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(60,121)	-	(60,121)	-	(60,121)
Noncontrolling interests	-	-	-	-	-	-	(2,021)	(2,021)
Common shares and restricted share units
($2.00 per share)	-	-	-	(348,213)	-	(348,213)	-	(348,213)
Other comprehensive income (Note 2)	-	-	-	-	2,881	2,881	-	2,881
Balances at March 31, 2017	$4,367,500	$17,354	$5,624,358	$(553,473)	$(92,225)	$9,363,514	$29,993	$9,393,507

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2017		2016
Cash flows from operating activities:
Net income	$344,021	$317,349
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	-	(689)
Depreciation and amortization	110,929	105,128
Equity in earnings of unconsolidated real estate entities	(19,949)	(14,164)
Distributions from retained earnings of unconsolidated
real estate entities	13,252	11,751
Foreign currency exchange loss	5,566	10,954
Share-based compensation expense	8,319	7,065
Other	(3,055)	3,586
Total adjustments	115,062	123,631
Net cash provided by operating activities	459,083	440,980
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(24,373)	(11,517)
Construction in process	(70,964)	(67,975)
Acquisition of real estate facilities and intangible assets	(22,784)	(85,158)
Proceeds from sale of real estate investments	-	689
Other	(20)	1,283
Net cash used in investing activities	(118,141)	(162,678)
Cash flows from financing activities:
Repayments on notes payable	(420)	(5,952)
Issuance of preferred shares	-	290,117
Issuance of common shares	18,034	9,667
Cash paid upon vesting of restricted share units	(11,605)	(13,037)
Acquisition of noncontrolling interests	(134)	-
Contributions by noncontrolling interests	692	2,007
Distributions paid to Public Storage shareholders	(408,334)	(357,335)
Distributions paid to noncontrolling interests	(2,021)	(1,733)
Net cash used in financing activities	(403,788)	(76,266)
Net (decrease) increase in cash and cash equivalents	(62,846)	202,036
Net effect of foreign exchange translation on cash and cash equivalents	17	(616)
Cash and cash equivalents at the beginning of the period	183,688	104,285
Cash and cash equivalents at the end of the period	$120,859	$305,705

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2017		2016
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(45)	$(617)
Investments in unconsolidated real estate entities	(2,792)	(3,730)
Senior unsecured notes	5,539	10,874
Accumulated other comprehensive loss	(2,702)	(6,527)

Preferred shares called for redemption and reclassified to liabilities	-	375,000
Preferred shares called for redemption and reclassified from equity	-	(375,000)

Real estate acquired in exchange for assumption of mortgage notes	-	(12,945)
Mortgage notes assumed in connection with acquisition of real estate	-	12,945

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(2,677)	(2,876)
Construction in process	7,137	(9,156)
Accrued and other liabilities	(4,460)	12,032

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

At March 31, 2017, we have direct and indirect equity interests in 2,354 self-storage facilities (with approximately 155 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 219 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2017, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 11) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification (the “Codification”) of the Financial Accounting Standards Board (“FASB"), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim financial statements.  Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

March 31, 2017

(Unaudited)

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

Collectively, at March 31, 2017, the Company and the Subsidiaries own 2,342 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At March 31, 2017, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2017, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost.  We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period and, effective October 1, 2016, the external transaction costs associated with acquisitions of real estate.  Prior to October 1, 2016, transaction costs for acquisitions were included in general and administrative expense on our income statements.  This change was made due to a change in GAAP, which results in real estate facility acquisitions generally being considered acquisitions of assets rather than business combinations.  We allocate the net acquisition cost of acquired real estate facilities to the underlying land, buildings, and identified intangible assets based upon their respective individual estimated fair values.

Costs associated with dispositions of real estate, as well as repairs and maintenance costs, are expensed as incurred.  We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

At March 31, 2017, due primarily to our investment in Shurgard Europe (Note 4) and our senior unsecured notes denominated in Euros (Note 5), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Goodwill totaled $174.6 million at March 31, 2017 and December 31, 2016.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2017 and December 31, 2016.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At March 31, 2017, these intangibles had a net book value of $16.2 million ($19.3 million at December 31, 2016).  Accumulated amortization totaled $38.1 million at March 31, 2017  ($54.0 million at December 31, 2016), and amortization expense of $4.6 million and $5.6 million was recorded in the three months ended March 31, 2017 and 2016, respectively.  The estimated future amortization expense for our finite-lived intangible assets at March 31, 2017 is approximately $7.6 million in the remainder of 2017, $2.7 million in 2018 and $5.9 million thereafter.  During the three months ended March 31, 2017, intangibles were increased $1.5 million in connection with the acquisition of self-storage facilities (Note 3).

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

March 31, 2017

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.068 U.S. Dollars per Euro at March 31, 2017  (1.052 at December 31, 2016), and average exchange rates of 1.065 and 1.103 for the three months ended March 31, 2017 and 2016, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recently Accounting Pronouncements and Guidance

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  The new standard provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs and distributions received from equity method investees.  The standard is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable.  The Company adopted the new guidance effective January 1, 2017 and has elected to use the cumulative earnings approach to classify distributions received from equity method investees.  Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and those in excess of that amount will be treated as returns of investment.  The adoption of the cumulative earnings approach had no impact on our consolidated financial statements for the periods presented.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions.  The standard is effective on January 1, 2018, with early adoption permitted.  The standard requires the use of the retrospective transition method. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in thousands)

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,364	172,977
Net effect of dilutive stock options -
based on treasury stock method	705	873
Diluted weighted average common
shares outstanding	174,069	173,850

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2017 is as follows:

Three Months Ended
March 31, 2017
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,963,229
Capital expenditures to maintain real estate facilities	27,050
Acquisitions	21,328
Newly developed facilities opened for operation	88,884
Impact of foreign exchange rate changes	168
Ending balance	14,100,659
Accumulated depreciation:
Beginning balance	(5,270,963)
Depreciation expense	(105,129)
Impact of foreign exchange rate changes	(123)
Ending balance	(5,376,215)
Construction in process:
Beginning balance	230,310
Current development	63,827
Newly developed facilities opened for operation	(88,884)
Ending balance	205,253
Total real estate facilities at March 31, 2017	$8,929,697

During the three months ended March 31, 2017, we acquired four self-storage facilities (214,000 net rentable square feet), for a total cost of $22.8 million, in cash.  Approximately $1.5 million of the total cost was allocated to intangible assets.  We completed development and redevelopment activities during the three months ended March 31, 2017, adding 475,000 net rentable square feet of self-storage space, at an aggregate cost of $88.9 million.  Construction in process at March 31, 2017 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will add a total of 5.2 million net rentable square feet of storage space at an aggregate estimated cost of approximately $618.2 million.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2017	December 31, 2016

PSB	$404,171	$402,765
Shurgard Europe	288,103	280,019
Other Investments	6,422	6,423
Total	$698,696	$689,207

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2017	2016

PSB	$13,700	$7,331
Shurgard Europe	5,591	6,236
Other Investments	658	597
Total	$19,949	$14,164

During the three months ended March 31, 2017 and 2016, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $13.3 million and $11.8 million, respectively.  At March 31, 2017, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $53.0 million ($54.0 million at December 31, 2016).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.3 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of March 31, 2017 and December 31, 2016, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2017 ($114.76 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.7 billion.  At March 31, 2017, the adjusted tax basis of our investment in PSB was less than its book value.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	2017	2016
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$100,189	$95,973
Costs of operations	(31,033)	(31,894)
Depreciation and amortization	(23,078)	(25,041)
General and administrative	(2,831)	(3,635)
Other items	(79)	(2,923)
Gain on sale of development rights	3,865	-
Net income	47,033	32,480
Allocations to preferred shareholders and
restricted share unitholders	(13,539)	(13,975)
Net income allocated to common shareholders
and LP Unitholders	$33,494	$18,505

	March 31,	December 31,
	2017	2016
	(Amounts in thousands)

Total assets (primarily real estate)	$1,997,193	$2,119,371
Debt	107,000	-
Preferred stock called for redemption	-	230,000
Other liabilities	75,824	78,657
Equity:
Preferred stock	879,750	879,750
Common equity and LP units	934,619	930,964

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

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to increase by approximately $2.8 million and $3.7 million in the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	2017	2016
	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$60,866	$61,220
Self-storage and ancillary cost of operations	(23,224)	(24,692)
Depreciation and amortization	(14,702)	(17,396)
General and administrative	(3,467)	(4,604)
Interest expense on third party debt	(5,008)	(5,142)
Trademark license fee payable to Public Storage	(610)	(616)
Income tax expense	(2,939)	(2,968)
Foreign exchange (loss) gain	(116)	6,308

Net income	$10,800	$12,110
Average exchange rates of Euro to the U.S. Dollar	1.065	1.103

	March 31,	December 31,
	2017	2016
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,310,637	$1,261,912
Total debt to third parties	688,821	666,926
Other liabilities	115,726	106,916
Equity	506,090	488,070

Exchange rate of Euro to U.S. Dollar	1.068	1.052

5.Borrowings

Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at March 31, 2017).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at March 31, 2017).  At March 31, 2017 and May 3, 2017, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.2 million at March 31, 2017 and December 31, 2016.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2017.

Senior Unsecured Notes

At March 31, 2017 and December 31, 2016, we had €342.0  million ($365.3 million) and €342.0 million ($359.8 million), respectively, of Euro-denominated senior unsecured notes payable (collectively, the “Senior Unsecured Notes”) to institutional investors.   The Senior Unsecured Notes consists of two tranches, (i) €242.0 million (2.175% fixed rate of interest) which was issued on November 3, 2015 for

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

$264.3 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in November 2025 and (ii) €100.0 million (1.54% fixed rate of interest), which was issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in April 2024.  The fair value of our Senior Unsecured Notes was approximately $377.0 million at March 31, 2017 ($381.8 million at December 31, 2016).

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange loss” on our income statement (losses of $5.6 million and $10.9 million for the three months ended March 31, 2017 and 2016, respectively).  The Senior Unsecured Notes have various customary financial covenants, all of which we were in compliance with at March 31, 2017.

Mortgage Notes

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at March 31, 2017 and December 31, 2016, totaled $30.5 million and $30.9 million, respectively, which approximates contractual note values and estimated fair values.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At March 31, 2017, the notes are secured by 30 real estate facilities with a net book value of approximately $120.7 million, have contractual interest rates between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At March 31, 2017, approximate principal maturities of our Senior Unsecured Notes and Mortgage Notes are (amounts in thousands):

	Senior	Mortgage
	Unsecured Notes	Notes	Total
Remainder of 2017	$-	$1,277	$1,277
2018	-	11,241	11,241
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
Thereafter	365,349	13,402	378,751
	$365,349	$30,513	$395,862
Weighted average effective rate	2.0%	4.0%	2.1%

Cash paid for interest totaled $2.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.  Interest capitalized as real estate totaled $1.1 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

6.Noncontrolling Interests

At March 31, 2017, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 14 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At March 31, 2017, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the three months ended March 31, 2017 and 2016, we allocated a total of $1.6 million and $1.5 million, respectively, of income to these interests; and we paid $2.0 million and $1.7 million, respectively, in distributions to these interests.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

During the three months ended March 31, 2017, we acquired Noncontrolling Interests for $0.1 million (none in the three months ended March 31, 2016), in cash, substantially all of which was allocated to Paid-in-capital.  During the three months ended March 31, 2017 and 2016, Noncontrolling Interests contributed $0.7 million and $2.0 million, respectively.

7.Shareholders’ Equity

Preferred Shares

At March 31, 2017 and December 31, 2016, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2017		At December 31, 2016
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series S	1/12/2017	5.900%	18,400	$460,000	18,400	$460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Total Preferred Shares			174,700	$4,367,500	174,700	$4,367,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At March 31, 2017, there were no dividends in arrears.

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

March 31, 2017

(Unaudited)

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

Common share dividends, including amounts paid to our restricted share unitholders, totaled $348.2 million ($2.00 per share) and $295.1 million ($1.70 per share) for the three months ended March 31, 2017 and 2016, respectively.  Preferred share dividends totaled $60.1 million and $62.3 million for the three months ended March 31, 2017 and 2016, respectively.

8.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at March 31, 2017.

At March 31, 2017, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 57 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $233,000 and $161,000 for the three months ended March 31, 2017 and 2016, respectively.  Our right to continue receiving these premiums may be qualified.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

In amortizing share-based compensation expense, we do not estimate future forfeitures in advance.  Instead, we reverse previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.

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

For the three months ended March 31, 2017, we recorded $1.8 million in compensation expense related to stock options, as compared to $1.0 million, for the same period in 2016.

During the three months ended March 31, 2017, 1,026,000 stock options were granted, 197,555 options were exercised and 70,000 options were forfeited.  A total of 2,753,885 stock options were outstanding at March 31, 2017 (1,995,440 at December 31, 2016).

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

During the three months ended March 31, 2017, 193,442 RSUs were granted, 15,301 RSUs were forfeited and 103,936 RSUs vested.  This vesting resulted in the issuance of 56,980 common shares.  In addition, tax deposits totaling $11.6 million ($13.0 million for the same period in 2016) were made on behalf of employees in exchange for 46,956 common shares withheld upon vesting.  A total of 770,846 RSUs were outstanding at March 31, 2017 (696,641 at December 31, 2016).

A total of $7.1 million in RSU expense was recorded for the three months ended March 31, 2017, which includes approximately $0.6 million in employer taxes incurred upon vesting, as compared to $7.1 million for the same period in 2016,  which includes approximately $1.0 million in employer taxes incurred upon vesting.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Investment in PSB

This segment represents our 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial space.  PSB has a separate management team that makes its financing, capital allocation, and other significant decisions.  In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the United States Securities and Exchange Commission (“SEC”), and is included in Note 4.  The segment presentation in the tables below includes our equity earnings from PSB.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended March 31, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$607,778	$-	$-	$-	$-	$607,778
Ancillary operations	-	37,769	-	-	-	37,769
	607,778	37,769	-	-	-	645,547

Cost of operations:
Self-storage operations	171,978	-	-	-	-	171,978
Ancillary operations	-	10,924	-	-	-	10,924
	171,978	10,924	-	-	-	182,902

Net operating income:
Self-storage operations	435,800	-	-	-	-	435,800
Ancillary operations	-	26,845	-	-	-	26,845
	435,800	26,845	-	-	-	462,645

Other components of net income (loss):
Depreciation and amortization	(110,929)	-	-	-	-	(110,929)
General and administrative	-	-	-	-	(25,028)	(25,028)
Interest and other income	-	-	-	-	3,998	3,998
Interest expense	-	-	-	-	(1,048)	(1,048)
Equity in earnings of
unconsolidated real estate entities	-	-	13,700	5,591	658	19,949
Foreign currency exchange loss	-	-	-	-	(5,566)	(5,566)
Net income (loss)	$324,871	$26,845	$13,700	$5,591	$(26,986)	$344,021

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

March 31, 2017

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At March 31, 2017, there were approximately 908,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.8 billion.

12.Subsequent Events

Subsequent to March 31,  2017, we acquired or were under contract to acquire five self-storage facilities (two each in Indiana and South Carolina and one in Ohio), with 295,000 net rentable square feet, for $25.5 million.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 and in our other filings with the SEC including:

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our March 31, 2017 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of additional facilities.  Since the beginning of 2015 through March 31, 2017, we acquired a total of 76 facilities with 5.6 million net rentable square feet from third parties for approximately $620.7 million, and since January 1, 2013, we opened newly developed and redeveloped self-storage space for a total cost of $664.7 million, adding approximately 5.8 million net rentable square feet.

Subsequent to March 31, 2017, we acquired or were under contract to acquire five self-storage facilities for $25.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2017, we had additional development projects which will add approximately 5.2 million net rentable square feet at a total cost of approximately $618.2 million.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities are beneficial to our business over the long run.  However, in the short run, such activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in 2017 and beyond, because of an increased level of net rentable square feet being added to our portfolio due to continued development efforts.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of March 31, 2017, our capital resources over the next year are expected to be approximately $855.7 million which exceeds our current planned capital needs over the next year of approximately $440.1 million.  Our capital resources include: (i) $120.9 million of cash as of March 31, 2017, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $412.9 million of remaining spend on our current development pipeline, (ii) $25.5 million in property acquisitions currently under contract, and (iii) $1.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017, net income allocable to our common shareholders was $281.1 million or $1.62 per diluted common share, compared to $241.3 million or $1.39 in 2016 representing an increase of $39.8 million or $0.23.  The increase is due primarily to a $21.1 million increase in self-storage net operating income (described below), a $5.4 million decrease in foreign exchange translation losses associated with our euro denominated debt and an $11.3 million decrease in EITF D-42 charges as a result of our preferred redemption activities in 2016.

The $21.1 million increase in self-storage net operating income is a result of a $15.2 million increase in our Same Store Facilities (as defined below) and a $5.9 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 4.0% or $20.9 million in the three months ended March 31, 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.9% or $5.7 million in the three months ended March 31, 2017 as compared to 2016, due primarily to increased property taxes, repairs and maintenance and advertising and selling costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 283 self-storage facilities acquired, developed or expanded since January 2015.

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

For the three months ended March 31, 2017, FFO was $2.34 per diluted common share, as compared to $2.10 for the same period in 2016, representing an increase of 11.4%, or $0.24 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.62	$1.39
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.73	0.71
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.01)	-
FFO per share	$2.34	$2.10

Computation of FFO per Share:

Net income allocable to common shareholders	$281,131	$241,335
Eliminate items excluded from FFO:
Depreciation and amortization	110,929	105,128
Depreciation from unconsolidated
real estate investments	17,213	19,537
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(962)	(882)
Gains on sale of real estate investments,
including our equity share from
investments	(1,611)	(689)
FFO allocable to common shares	$406,700	$364,429
Diluted weighted average common shares	174,069	173,850
FFO per share	$2.34	$2.10

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, and (iii) certain other noncash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance, and we believe it is useful for investors and REIT analysts in the same manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2017	2016	Change

FFO per share	$2.34	$2.10	11.4%
Eliminate the per share impact of
items excluded from Core FFO,
including our equity share from
investments:
Foreign currency exchange loss	0.03	0.05
Application of EITF D-42	-	0.07
Other items	-	(0.01)
Core FFO per share	$2.37	$2.21	7.2%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 10 to our March 31, 2017 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 10 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,060 facilities that we have owned and operated on a stabilized basis since January 1, 2015 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 10 to our March 31, 2017 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2017	2016	Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$538,311	$517,407	4.0%
Non Same Store Facilities	69,467	57,179	21.5%
	607,778	574,586	5.8%
Cost of operations:
Same Store Facilities	149,380	143,707	3.9%
Non Same Store Facilities	22,598	16,156	39.9%
	171,978	159,863	7.6%
Net operating income (a):
Same Store Facilities	388,931	373,700	4.1%
Non Same Store Facilities	46,869	41,023	14.3%
Total net operating income	435,800	414,723	5.1%

Depreciation and amortization expense:
Same Store Facilities	(87,322)	(89,820)	(2.8)%
Non Same Store Facilities	(23,607)	(15,308)	54.2%
Total depreciation and
amortization expense	(110,929)	(105,128)	5.5%

Net income:
Same Store Facilities	301,609	283,880	6.2%
Non Same Store Facilities	23,262	25,715	(9.5)%
Total net income	$324,871	$309,595	4.9%

Number of facilities at period end:
Same Store Facilities	2,060	2,060	-
Non Same Store Facilities	283	220	28.6%
Net rentable square footage at period end (in thousands):
Same Store Facilities	131,603	131,603	-
Non Same Store Facilities	22,844	16,832	35.7%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 10 to our March 31, 2017 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 5.1% in the three months ended March 31, 2017 as compared to the same period in 2016.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2015.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2015, 2016, and 2017.  The Same Store pool increased from 2,000 facilities at December 31, 2016 to 2,060 facilities at March 31, 2017.  We believe the Same Store information is used by investors and analysts in a similar manner.  The following table summarizes the historical operating results of these 2,060 facilities (131.6 million net rentable square feet) that represent approximately 85% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2017.

Selected Operating Data for the Same Store Facilities (2,060 facilities)
Three Months Ended March 31,
			Percentage
	2017	2016	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$514,163	$493,167	4.3%
Late charges and
administrative fees	24,148	24,240	(0.4)%
Total revenues (a)	538,311	517,407	4.0%

Cost of operations:
Property taxes	56,388	54,028	4.4%
On-site property manager
payroll	27,513	27,855	(1.2)%
Supervisory payroll	10,160	9,390	8.2%
Repairs and maintenance	11,751	11,520	2.0%
Utilities	10,210	10,423	(2.0)%
Advertising and selling expense	6,808	5,241	29.9%
Other direct property costs	14,680	14,104	4.1%
Allocated overhead	11,870	11,146	6.5%
Total cost of operations (a)	149,380	143,707	3.9%
Net operating income	388,931	373,700	4.1%
Depreciation and
amortization expense	(87,322)	(89,820)	(2.8)%
Net income	$301,609	$283,880	6.2%

Gross margin (before depreciation
and amortization expense)	72.3%	72.2%	0.1%

Weighted average for the period:
Square foot occupancy	93.1%	93.6%	(0.5)%

Realized annual rental income per (b):
Occupied square foot	$16.81	$16.02	4.9%
Available square foot	$15.63	$14.99	4.3%

At March 31:
Square foot occupancy	93.2%	93.9%	(0.7)%
Annual contract rent per
occupied square foot (c)	$17.38	$16.61	4.6%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 4.0% in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to a 4.9% increase in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from 6.8% in the first quarter of 2016 as compared to the same period in 2015, to 4.0% in the first quarter of 2017 as compared to the same period in 2016.  We are experiencing softness in demand in substantially all of our major markets, which has led to a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets most notably Dallas, Houston, Chicago, Washington D.C., Denver, Miami, and New York, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy was 93.1% and 93.6% during the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017, occupancy was 0.7% lower than the occupancy at March 31, 2016.  We do not expect any significant impact from occupancy changes in the near term, because we believe we are near limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in the three months ended March 31, 2017 have been similar to the same period in 2016, and we expect rate increases to existing tenants in the remainder of 2017 to be similar to the same period in 2016.

Annual contract rent per occupied foot increased 4.6% from March 31, 2016 to March 31, 2017, as compared to a 4.9% increase from December 31, 2015 to December 31, 2016.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in average contract rent per occupied foot to 4.6% from 4.9% is due primarily to a greater degree of rent roll down in the first quarter of 2017 than the first quarter of 2016.  During the three months ended March 31, 2017, the contract rent for tenants who moved in increased 1.1% to $14.08 per foot as compared to $13.93 for the same period in 2016, and the contract rent for tenants who moved out increased 3.7% to $15.73 per foot as compared to $15.17 per foot for the same period in 2016.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $20.2 million and $20.9 million for the three months ended March 31, 2017 and 2016, respectively.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

We believe rental growth in the remainder of 2017 will need to come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

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

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet and television, and (ii) reducing rental rates and increasing promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions will have a negative impact on our revenue trends due to less growth in initial rental rates and increased promotional discounts.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 3.9% in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to increased property tax expense and advertising and selling expense.

Property tax expense increased 4.4% in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% in the remainder of 2017 due primarily to higher assessed values.

On-site property manager payroll expense decreased 1.2% in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to decreased incentive compensation.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2017.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 8.2% in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to wage rate increases and increased headcount.  We expect greater than inflationary increases in wage rates and increased headcount in the remainder of 2017.

Repairs and maintenance expense increased 2.0% in the three months ended March 31, 2017 as compared to the same period in 2016.  Repair and maintenance costs include snow removal expense totaling $2.1 million and $2.9 million in the three months ended March 31, 2017 and 2016, respectively.  Excluding snow removal costs, repairs and maintenance increased 12.2% in the three months ended March 31, 2017 as compared to the same period in 2016.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2017, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 2.0% in the three months ended March 31, 2017 as compared to the same period in 2016. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses increased 29.9% in the three months ended March 31, 2017 as compared to the same period in 2016.  As mentioned above, we have increased our Internet marketing and television advertising expenditures.  We expect continued increases in advertising and selling expense in the remainder of 2017.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 4.1% in the three months ended March 31, 2017 as compared to the same period in 2016.  The increases were due primarily to higher credit card fees due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in the remainder of 2017.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 6.5% in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to increased headcount.  We expect similar increases in allocated overhead in the remainder of 2017.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 2.8% in the three months ended March 31, 2017 as compared to the same period in 2016.  We expect depreciation to be flat in the remainder of 2017 as compared to the same period in 2016.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2017	$538,311
2016	$517,407	$533,373	$556,194	$544,822	$2,151,796

Total cost of operations:
2017	$149,380
2016	$143,707	$140,104	$146,519	$115,394	$545,724

Property taxes:
2017	$56,388
2016	$54,028	$54,249	$53,953	$31,548	$193,778

Repairs and maintenance:
2017	$11,751
2016	$11,520	$10,708	$11,171	$11,239	$44,638

Advertising and selling expense:
2017	$6,808
2016	$5,241	$5,738	$7,767	$7,337	$26,083

REVPAF:
2017	$15.63
2016	$14.99	$15.49	$16.12	$15.81	$15.60

Weighted average realized annual rent per occupied square foot:
2017	$16.81
2016	$16.02	$16.25	$16.92	$16.87	$16.51

Weighted average occupancy levels for the period:
2017	93.1%
2016	93.6%	95.4%	95.3%	93.8%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended March 31,
	2017	2016	Change
(Amounts in thousands, except for
weighted average data)
Revenues:
Los Angeles (201 facilities)	$80,599	$75,911	6.2%
San Francisco (124 facilities)	44,733	42,745	4.7%
New York (84 facilities)	34,382	33,440	2.8%
Chicago (129 facilities)	29,663	29,076	2.0%
Miami (79 facilities)	26,521	25,669	3.3%
Washington DC (84 facilities)	26,051	25,394	2.6%
Atlanta (98 facilities)	19,935	19,052	4.6%
Seattle-Tacoma (69 facilities)	19,479	18,260	6.7%
Houston (79 facilities)	17,792	18,038	(1.4)%
Dallas-Ft. Worth (82 facilities)	16,663	16,106	3.5%
Philadelphia (56 facilities)	13,053	12,469	4.7%
West Palm Beach (41 facilities)	12,301	11,549	6.5%
Orlando-Daytona (62 facilities)	12,297	11,671	5.4%
Minneapolis-St Paul
(44 facilities)	10,617	10,275	3.3%
Denver (39 facilities)	9,644	9,756	(1.1)%
All other markets
(789 facilities)	164,581	157,996	4.2%
Total revenues	$538,311	$517,407	4.0%

Net operating income:
Los Angeles	$66,124	$61,530	7.5%
San Francisco	36,042	34,310	5.0%
New York	23,083	22,549	2.4%
Chicago	15,338	15,295	0.3%
Miami	18,902	18,529	2.0%
Washington DC	19,119	19,001	0.6%
Atlanta	14,413	13,729	5.0%
Seattle-Tacoma	15,008	14,076	6.6%
Houston	11,981	12,500	(4.2)%
Dallas-Ft. Worth	11,094	10,845	2.3%
Philadelphia	9,056	8,556	5.8%
West Palm Beach	9,021	8,431	7.0%
Orlando-Daytona	8,842	8,202	7.8%
Minneapolis-St. Paul	6,998	6,748	3.7%
Denver	6,812	7,203	(5.4)%
All other markets	117,098	112,196	4.4%
Total net operating income	$388,931	$373,700	4.1%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	2017	2016	Change
Weighted average square foot
occupancy:
Los Angeles	95.5%	95.4%	0.1%
San Francisco	95.2%	95.7%	(0.5)%
New York	93.2%	93.6%	(0.4)%
Chicago	90.1%	90.4%	(0.3)%
Miami	93.5%	94.8%	(1.4)%
Washington DC	91.6%	91.4%	0.2%
Atlanta	92.5%	93.6%	(1.2)%
Seattle-Tacoma	93.9%	95.1%	(1.3)%
Houston	90.4%	92.2%	(2.0)%
Dallas-Ft. Worth	92.8%	94.4%	(1.7)%
Philadelphia	93.9%	93.4%	0.5%
West Palm Beach	94.6%	95.3%	(0.7)%
Orlando-Daytona	94.5%	94.7%	(0.2)%
Minneapolis-St. Paul	89.5%	90.3%	(0.9)%
Denver	91.6%	93.9%	(2.4)%
All other markets	93.0%	93.5%	(0.5)%
Total weighted average
square foot occupancy	93.1%	93.6%	(0.5)%

Realized annual rent per
occupied square foot:
Los Angeles	$23.97	$22.55	6.3%
San Francisco	24.58	23.30	5.5%
New York	24.37	23.58	3.4%
Chicago	15.52	15.14	2.5%
Miami	19.81	18.86	5.0%
Washington DC	20.81	20.28	2.6%
Atlanta	12.59	11.88	6.0%
Seattle-Tacoma	18.33	16.94	8.2%
Houston	13.94	13.84	0.7%
Dallas-Ft. Worth	13.10	12.44	5.3%
Philadelphia	15.23	14.59	4.4%
West Palm Beach	17.60	16.35	7.6%
Orlando-Daytona	12.87	12.17	5.8%
Minneapolis-St. Paul	14.45	13.83	4.5%
Denver	16.35	16.10	1.6%
All other markets	13.74	13.09	5.0%
Total realized rent per
occupied square foot	$16.81	$16.02	4.9%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	2017	2016	Change
REVPAF:
Los Angeles	$22.89	$21.51	6.4%
San Francisco	23.39	22.28	5.0%
New York	22.73	22.06	3.0%
Chicago	13.99	13.69	2.2%
Miami	18.52	17.89	3.5%
Washington DC	19.05	18.53	2.8%
Atlanta	11.65	11.12	4.8%
Seattle-Tacoma	17.21	16.11	6.8%
Houston	12.60	12.76	(1.3)%
Dallas-Ft. Worth	12.16	11.74	3.6%
Philadelphia	14.31	13.63	5.0%
West Palm Beach	16.64	15.58	6.8%
Orlando-Daytona	12.17	11.52	5.6%
Minneapolis-St. Paul	12.93	12.49	3.5%
Denver	14.97	15.11	(0.9)%
All other markets	12.78	12.24	4.4%
Total REVPAF	$15.63	$14.99	4.3%

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

Non Same Store Facilities

The Non Same Store Facilities at March 31, 2017 represent 283 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2015, or that we did not own as of January 1, 2015.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Three Months Ended March 31,
FACILITIES	2017	2016	Change
(Dollar amounts in thousands, except square foot amounts)
Revenues:
2017 acquisitions	$339	$-	$339
2016 acquisitions	8,581	1,839	6,742
2015 acquisitions	4,072	3,595	477
Developed facilities	8,125	4,257	3,868
Other facilities	48,350	47,488	862
Total revenues	69,467	57,179	12,288

Cost of operations:
2017 acquisitions	151	-	151
2016 acquisitions	3,482	551	2,931
2015 acquisitions	1,335	1,292	43
Developed facilities	4,163	1,810	2,353
Other facilities	13,467	12,503	964
Total cost of operations	22,598	16,156	6,442

Net operating income:
2017 acquisitions	188	-	188
2016 acquisitions	5,099	1,288	3,811
2015 acquisitions	2,737	2,303	434
Developed facilities	3,962	2,447	1,515
Other facilities	34,883	34,985	(102)
Net operating income	46,869	41,023	5,846
Depreciation and
amortization expense	(23,607)	(15,308)	(8,299)
Net income	$23,262	$25,715	$(2,453)

At March 31:
Square foot occupancy:
2017 acquisitions	89.7%	-	-
2016 acquisitions	85.9%	90.8%	(5.4)%
2015 acquisitions	92.4%	89.6%	3.1%
Developed facilities	63.2%	68.6%	(7.9)%
Other facilities	87.2%	91.2%	(4.4)%
	82.7%	88.2%	(6.2)%
Annual contract rent per
occupied square foot:
2017 acquisitions	$10.74	$-	-
2016 acquisitions	9.86	11.69	(15.7)%
2015 acquisitions	13.71	12.84	6.8%
Developed facilities	13.03	12.62	3.2%
Other facilities	17.13	16.45	4.1%
	$14.88	$15.55	(4.3)%

NON SAME STORE	Three Months Ended March 31,
FACILITIES (Continued)	2017	2016	Change

Number of facilities:
2017 acquisitions	4	-	4
2016 acquisitions	55	12	43
2015 acquisitions	17	17	-
Developed facilities	38	22	16
Other facilities	169	169	-
	283	220	63
Net rentable square feet (in thousands):
2017 acquisitions	214	-	214
2016 acquisitions	4,121	809	3,312
2015 acquisitions	1,285	1,285	-
Developed facilities	4,347	2,125	2,222
Other facilities	12,877	12,613	264
	22,844	16,832	6,012

The facilities included above under “2017 acquisitions,” “2016 acquisitions,” and “2015 acquisitions” were acquired at a cost of $22.8 million, $429.1 million, and $168.8 million, respectively.

For the three months ended March 31, 2017, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2016 and 2015 was 4.8% and 6.5%, respectively.  The yields for the facilities acquired in the three months ended March 31, 2017 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $514.9 million and redeveloped existing facilities, expanding their square footage, for a total cost of $149.8 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period to reach a stabilized level of cash flows and the cost of capital to fund development, combined with general and administrative expenses associated with development.  We believe this dilution will increase in the remainder of 2017 and beyond, because of an increased level of net rentable square feet being added to our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in 2017 as these facilities approach stabilized occupancy levels and the earnings of the 2017 and 2016 acquisitions are reflected in our operations for a longer period in 2017 as compared to 2016.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of March 31, 2017, we had development and redevelopment projects which will add approximately 5.2 million net rentable square feet of storage space at a total cost of approximately $618.2 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to March 31, 2017,  we acquired or were under contract to acquire five self-storage facilities for $25.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $23.6 million and $15.3 million for the three months ended March 31, 2017 and 2016, respectively.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at March 31, 2017, depreciation of buildings and amortization of tenant intangibles is expected to total $55.4 million and $6.7 million, respectively, in the remainder of 2017.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$29,940	$28,642	$1,298
Merchandise	7,829	8,558	(729)
Total revenues	37,769	37,200	569

Cost of Operations:
Tenant reinsurance	6,277	8,175	(1,898)
Merchandise	4,647	5,248	(601)
Total cost of operations	10,924	13,423	(2,499)

Net income
Tenant reinsurance	23,663	20,467	3,196
Merchandise	3,182	3,310	(128)

Total net income	$26,845	$23,777	$3,068

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

Tenant reinsurance revenue increased from $28.6 million in the three months ended March 31, 2016 to $29.9 million during the same period in 2017, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to newly acquired and developed facilities.

We expect growth in tenant insurance revenues in the remainder of 2017 to moderate as we approach practical limits to the proportion of tenants having insurance and the premiums per insured tenant.  Future growth will come primarily from tenants of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations decreased from $8.2 million in the three months ended March 31, 2016 to $6.3 million in the same period in 2017.  This decrease is due primarily to lower claims, primarily water related claims which were elevated in the three months ended March 31, 2016.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2017.

Equity in earnings of unconsolidated real estate entities

At March 31, 2017, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$13,700	$7,331	$6,369
Shurgard Europe	5,591	6,236	(645)
Other Investments	658	597	61
Total equity in earnings	$19,949	$14,164	$5,785

Investment in PSB: At March 31, 2017 and December 31, 2016, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2017, PSB owned and operated 28.1 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $6.4 million in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to improved operating results of their real estate facilities, combined with lower interest expense due to the repayment of debt and our $1.6 million equity share of a gain on sale of development rights recorded by PSB in the three months ended March 31, 2017.  See Note 4 to our March 31, 2017 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At March 31, 2017, Shurgard Europe’s operations are comprised of 219 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our March 31, 2017 financial statements for selected financial data on Shurgard

Europe for the three months ended March 31, 2017 and 2016.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

Our equity in earnings from Shurgard Europe decreased $0.6 million in three months ended March 31, 2017 as compared to the same period in 2016, due primarily to our $3.0 million equity share of a foreign exchange gain recorded for the three months ended March 31, 2016, offset partially by increased earnings from Shurgard Europe’s same-store and newly acquired facilities.  For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.065 and 1.103 for three months ended March 31, 2017 and 2016, respectively.

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

Unlike our operations in the United States, Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $1.4 million in each of the three month periods ended March 31, 2017 and 2016.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)

Share-based compensation expense	$8,897	$8,052	$845
Costs of senior executives	4,620	4,800	(180)
Development and acquisition costs	3,277	2,814	463
Tax compliance costs and taxes paid	1,349	1,438	(89)
Legal costs	1,946	2,781	(835)
Public company costs	1,125	1,017	108
Other costs	3,814	2,145	1,669
Total	$25,028	$23,047	$1,981

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s common share price on the date of grant.  The increases in share-based compensation costs in the three months ended March 31, 2017 as compared to the same period in 2016 is due primarily to an increase in the level of share-based grants.  Due to the retirement of certain senior executives in the second quarter of 2017, and their forfeiture of previously granted share-based compensation, we expect share-based compensation to be lower in the three months ending June 30, 2017 as compared to the same period in 2016.  The year over year growth in share-based compensation expense for the last half of 2017 is expected to increase at a rate similar to the increase experienced in the first quarter of 2017.  See Note 9 to our March 31, 2017 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development activities and the acquisition of real estate facilities and varies primarily based upon the level of development activities undertaken.  The amounts in the above table are net of $2.1 million in development costs that were capitalized to newly developed and redeveloped self-storage facilities in each of the three month periods ended

March 31, 2017 and 2016.  Development and acquisition costs are expected to increase modestly in the remainder of 2017.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of legal activity.  The decrease in the three months ended March 31, 2017 as compared to the same period in 2016, is due primarily to legal fees and expenses associated with certain litigated matters in the three months ended March 31, 2016.  The future level of legal costs is not determinable.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $2.6 million in each of the three month periods ended March 31, 2017 and 2016.  Interest income on cash balances has been minimal, because rates have been at historic lows, and we expect this trend to continue in the foreseeable future.  We do not expect any significant changes in interest and other income in the remainder of 2017.

Interest expense:    For the three months ended March 31, 2017 and 2016, we incurred $2.1 million and $2.2 million, respectively of interest on our outstanding debt.  During the three months ended March 31, 2017 and 2016, we capitalized interest of $1.1 million and $1.4 million, respectively, associated with our development activities.  At March 31, 2017, we had $395.9 million of debt outstanding, with an average interest rate of 2.1%.  See Note 5 to our March 31, 2017 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): We recorded foreign currency translation losses of $5.6 million and $11.0 million for the three months ended March 31, 2017 and 2016, respectively, representing the change in the U.S. Dollar equivalent of our Senior Unsecured Notes due to fluctuations in exchange rates.  The Euro was translated at exchange rates of approximately 1.068 U.S. Dollars per Euro at March 31, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Net Income Allocable to Preferred Shareholders:    Net income allocable to preferred shareholders based upon distributions decreased in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to lower average rates.  We also allocated $11.3 million of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2016 due to redemptions of preferred securities.  Based upon our preferred shares outstanding at March 31, 2017, our quarterly distribution to our preferred shareholders is expected to be approximately $60.1 million.

Liquidity and Capital Resources

Financial Strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our cash investment activities with retained operating cash flow combined with the proceeds from the issuance of preferred securities.  Over the past eighteen months, we began to diversify our capital sources by issuing medium term debt.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of March 31, 2017, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.2 million of outstanding letters of credit which limits our borrowing capacity to $484.8 million.  Over the long-term, we expect to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.  We will select among these sources of capital based upon availability, relative cost, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As of March 31, 2017, our capital resources over the next year are expected to be approximately $855.7 million which exceeds our current planned capital needs over the next year of approximately $440.1 million.  Our capital resources include: (i) $120.9 million of cash as of March 31, 2017, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $412.9 million of remaining spend on our current development pipeline, (ii) $25.5 million in property acquisitions currently under contract, and (iii) $1.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital to fund such future commitments including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of March 31, 2017, our outstanding debt totaled approximately $395.9 million, consisting of $30.5 million of secured debt and $365.3 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2017	$1,277
2018	11,241
2019	1,505
2020	1,585
2021	1,503
Thereafter	378,751
$395,862

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

Capital expenditures totaled $27.1 million in the three months ended March 31, 2017 and are expected to be approximately $110 million for the year ending December 31, 2017.  For the last four years, capital expenditures have ranged between approximately $0.45 and $0.55 per net rentable square foot per year.

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

Distributions paid during the three months ended March 31, 2017 totaled $408.3 million, consisting of $60.1 million to preferred shareholders and $348.2 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2017, to be approximately $240.5 million per year.

On April 26, 2017, our Board declared a regular common quarterly dividend of $2.00 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8.0 million per year in distributions to noncontrolling interests outstanding at March 31, 2017.

Real Estate Investment Activities: Subsequent to March 31, 2017, we acquired or were under contract to acquire five self-storage facilities for $25.5 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2017 we had development and redevelopment projects which will add approximately 5.2 million net rentable square feet of storage space at a total cost of approximately $618.2 million.  A total of

$205.3 million of these costs were incurred through March 31, 2017, with the remaining cost to complete of $412.9 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities:  Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  We have four series of preferred securities that become redeemable during 2017, at our option, with coupons ranging from 5.90% to 5.375%, with an aggregate $1.7 billion outstanding (see Note 7 to our March 31, 2017 financial statements).  As of May 3, 2017, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.90% Series S Preferred Shares, with $460.0 million outstanding and our 5.75% Series T Preferred Shares, with $462.5 million outstanding.  Redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  Currently, we believe that the cost to issue preferred securities would not provide sufficient beneficial spread relative to the coupon on preferred securities we would redeem.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2017, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 3, 2017, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2017 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
	Total	of 2017	2018	2019	2020	2021	Thereafter
Mortgage notes (1)	$35,762	$2,217	$12,601	$2,316	$2,316	$2,141	$14,171

Senior unsecured notes (2)	424,661	5,451	7,268	7,268	7,268	7,268	390,138

Operating leases (3)	86,372	3,265	4,254	4,176	4,169	4,164	66,344

Construction commitments (4)	157,012	125,610	31,402	-	-	-	-

Total	$703,807	$136,543	$55,525	$13,760	$13,753	$13,573	$470,653

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 5 to our March 31, 2017 financial statements for additional information on our notes payable.

(2)Reflects interest and principal on €342.0 million of Euro-denominated senior unsecured notes.  See Note 5 to our March 31, 2017 financial statements for further information on our senior unsecured notes.

(3)Represents future contractual payments on land, equipment and office space under various operating leases.

(4)Represents future expected development spending that was under contract at March 31, 2017.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2017, to be approximately $240.5 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2017, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $395.9 million and represents 4.2% of the book value of our equity at March 31, 2017.

We have foreign currency exposure at March 31, 2017 related to i) our investment in Shurgard Europe, with a book value of $288.1 million and ii) €342.0 million ($365.3 million) of Euro-denominated senior unsecured notes payable.

The fair value of our fixed rate debt at March 31, 2017 is approximately $407.5 million.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.1% at March 31, 2017.  See Note 5 to our March 31, 2017 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total

Fixed rate debt	$1,277	$11,241	$1,505	$1,585	$1,503	$378,751	$395,862

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2016, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through May 3, 2017, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2017.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2017.

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
DATED: May 3, 2017 PUBLIC STORAGE

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