Form 10-Q
period 2017-06-30
Public Storage
filed 2017-07-31
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 27, 2017:

Common Shares of beneficial interest, $.10 par value per share – 174,002,754 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2017 and December 31, 2016	1

	Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016	3

	Statement of Equity for the Six Months Ended June 30, 2017	4

	Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	5-6

	Condensed Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.	Exhibits	54

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)

Cash and cash equivalents	$358,266	$183,688
Real estate facilities, at cost:
Land	3,809,491	3,781,479
Buildings	10,349,848	10,181,750
	14,159,339	13,963,229
Accumulated depreciation	(5,482,071)	(5,270,963)
	8,677,268	8,692,266
Construction in process	282,374	230,310
	8,959,642	8,922,576

Investments in unconsolidated real estate entities	715,268	689,207
Goodwill and other intangible assets, net	207,203	212,719
Other assets	125,348	122,148
Total assets	$10,365,727	$10,130,338

LIABILITIES AND EQUITY

Senior unsecured notes	$390,692	$359,810
Mortgage notes	30,086	30,939
Preferred shares called for redemption (Note 7)	460,000	-
Accrued and other liabilities	322,923	297,935
Total liabilities	1,203,701	688,684

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
167,500 shares issued (in series) and outstanding, (174,700 at
December 31, 2016), at liquidation preference	4,187,500	4,367,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,699,438 shares issued and outstanding (173,288,787 shares at
December 31, 2016)	17,370	17,329
Paid-in capital	5,625,784	5,609,768
Accumulated deficit	(609,424)	(487,581)
Accumulated other comprehensive loss	(82,143)	(95,106)
Total Public Storage shareholders’ equity	9,139,087	9,411,910
Noncontrolling interests	22,939	29,744
Total equity	9,162,026	9,441,654
Total liabilities and equity	$10,365,727	$10,130,338

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Self-storage facilities	$624,199	$594,387	$1,231,977	$1,168,973
Ancillary operations	40,113	39,801	77,882	77,001
	664,312	634,188	1,309,859	1,245,974

Expenses:
Self-storage cost of operations	171,195	157,687	343,173	317,550
Ancillary cost of operations	11,383	14,317	22,307	27,740
Depreciation and amortization	110,177	107,013	221,106	212,141
General and administrative	14,992	18,321	40,020	41,368
	307,747	297,338	626,606	598,799

Operating income	356,565	336,850	683,253	647,175
Interest and other income	4,155	4,028	8,153	7,864
Interest expense	(1,116)	(1,378)	(2,164)	(2,089)
Equity in earnings of unconsolidated real estate entities	20,068	10,227	40,017	24,391
Foreign currency exchange (loss) gain	(25,440)	8,632	(31,006)	(2,322)
Gain on real estate investment sales	975	-	975	689
Net income	355,207	358,359	699,228	675,708
Allocation to noncontrolling interests	(1,505)	(1,700)	(3,084)	(3,176)
Net income allocable to Public Storage shareholders	353,702	356,659	696,144	672,532
Allocation of net income to:
Preferred shareholders	(61,281)	(59,216)	(121,402)	(121,488)
Preferred shareholders - redemptions (Note 7)	(14,638)	(15,537)	(14,638)	(26,873)
Restricted share units	(1,102)	(1,131)	(2,292)	(2,061)
Net income allocable to common shareholders	$276,681	$280,775	$557,812	$522,110
Net income per common share:
Basic	$1.59	$1.62	$3.22	$3.02
Diluted	$1.59	$1.61	$3.20	$3.00

Basic weighted average common shares outstanding	173,602	173,087	173,483	173,032
Diluted weighted average common shares outstanding	174,075	174,000	174,072	173,925

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2017		2016	2017	2016

Net income	$355,207	$358,359	$699,228	$675,708
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(15,358)	(4,681)	(18,043)	(11,824)
Adjust for aggregate foreign currency exchange
loss (gain) in equity in earnings of unconsolidated
real estate entities	-	2,095	-	(941)
Adjust for aggregate foreign currency exchange
loss (gain) included in net income	25,440	(8,632)	31,006	2,322
Other comprehensive income (loss)	10,082	(11,218)	12,963	(10,443)
Total comprehensive income	365,289	347,141	712,191	665,265
Allocation to noncontrolling interests	(1,505)	(1,700)	(3,084)	(3,176)
Comprehensive income allocable to
Public Storage shareholders	$363,784	$345,441	$709,107	$662,089

See accompanying notes.

 PUBLIC STORAGE

STATEMENTS OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2016	$4,367,500	$17,329	$5,609,768	$(487,581)	$(95,106)	$9,411,910	$29,744	$9,441,654
Issuance of 11,200 preferred shares (Note 7)	280,000	-	(8,943)	-	-	271,057	-	271,057
Redemption of 18,400 preferred shares (Note 7)	(460,000)	-	-	-	-	(460,000)	-	(460,000)
Issuance of common shares in connection with
share-based compensation (410,651 shares) (Note 9)	-	41	31,861	-	-	31,902	-	31,902
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 9)	-	-	799	-	-	799	-	799
Acquisition of noncontrolling interests	-	-	(7,701)	-	-	(7,701)	(6,724)	(14,425)
Contributions by noncontrolling interests	-	-	-	-	-	-	584	584
Net income	-	-	-	699,228	-	699,228	-	699,228
Net income allocated to noncontrolling interests	-	-	-	(3,084)	-	(3,084)	3,084	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(121,402)	-	(121,402)	-	(121,402)
Noncontrolling interests	-	-	-	-	-	-	(3,749)	(3,749)
Common shares and restricted share units
($4.00 per share)	-	-	-	(696,585)	-	(696,585)	-	(696,585)
Other comprehensive income (Note 2)	-	-	-	-	12,963	12,963	-	12,963
Balances at June 30, 2017	$4,187,500	$17,370	$5,625,784	$(609,424)	$(82,143)	$9,139,087	$22,939	$9,162,026

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2017		2016
Cash flows from operating activities:
Net income	$699,228	$675,708
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(975)	(689)
Depreciation and amortization	221,106	212,141
Equity in earnings of unconsolidated real estate entities	(40,017)	(24,391)
Distributions from retained earnings of unconsolidated
real estate entities	26,525	60,587
Foreign currency exchange loss	31,006	2,322
Share-based compensation expense	12,563	15,469
Other	15,891	23,567
Total adjustments	266,099	289,006
Net cash provided by operating activities	965,327	964,714
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(52,095)	(38,236)
Construction in process	(164,544)	(134,998)
Acquisition of real estate facilities and intangible assets	(34,407)	(184,657)
Distributions in excess of retained earnings from
unconsolidated real estate entities	-	67,420
Proceeds from sale of real estate investments	5,596	1,393
Other	28	1,283
Net cash used in investing activities	(245,422)	(287,795)
Cash flows from financing activities:
Repayments on notes payable	(841)	(10,592)
Issuance of senior unsecured notes	-	113,620
Issuance of preferred shares	271,057	483,678
Issuance of common shares	31,902	10,725
Redemption of preferred shares	-	(375,000)
Cash paid upon vesting of restricted share units	(11,764)	(13,304)
Acquisition of noncontrolling interests	(14,425)	-
Contributions by noncontrolling interests	584	2,747
Distributions paid to Public Storage shareholders	(817,987)	(729,045)
Distributions paid to noncontrolling interests	(3,749)	(3,640)
Net cash used in financing activities	(545,223)	(520,811)
Net increase in cash and cash equivalents	174,682	156,108
Net effect of foreign exchange translation on cash and cash equivalents	(104)	(269)
Cash and cash equivalents at the beginning of the period	183,688	104,285
Cash and cash equivalents at the end of the period	$358,266	$260,124

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2017		2016
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(374)	$641
Investments in unconsolidated real estate entities	(12,569)	8,682
Senior unsecured notes	30,882	2,232
Accumulated other comprehensive loss	(18,043)	(11,824)

Preferred shares called for redemption and reclassified to liabilities	460,000	487,500
Preferred shares called for redemption and reclassified from equity	(460,000)	(487,500)

Real estate acquired in exchange for assumption of mortgage notes	-	(12,945)
Mortgage notes assumed in connection with acquisition of real estate	-	12,945

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(1,445)	(6,709)
Construction in process	(2,336)	(10,904)
Accrued and other liabilities	3,781	17,613

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

At June 30, 2017, we have direct and indirect equity interests in 2,358 self-storage facilities (with approximately 156 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 219 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At June 30, 2017, we have an approximate 42% common equity interest in PSB.

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

June 30, 2017

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

Collectively, at June 30, 2017, the Company and the Subsidiaries own 2,346 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At June 30, 2017, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2017, we had no tax benefits that were not recognized.

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

June 30, 2017

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

At June 30, 2017, due primarily to our investment in Shurgard Europe (Note 4) and our senior unsecured notes denominated in Euros (Note 5), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Goodwill totaled $174.6 million at June 30, 2017 and December 31, 2016.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2017 and December 31, 2016.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At June 30, 2017, these intangibles had a net book value of $13.8 million ($19.3 million at December 31, 2016).  Accumulated amortization totaled $34.8 million at June 30, 2017  ($54.0 million at December 31, 2016), and amortization expense of $8.0 million and $10.5 million was recorded in the six months ended June 30, 2017 and 2016, respectively.  The estimated future amortization expense for our finite-lived intangible assets at June 30, 2017 is approximately $4.6 million in the remainder of 2017, $3.1 million in 2018 and $6.1 million thereafter.  During the six months ended June 30, 2017, intangibles were increased $2.5 million in connection with the acquisition of self-storage facilities (Note 3).

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

June 30, 2017

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.142 U.S. Dollars per Euro at June 30, 2017  (1.052 at December 31, 2016), and average exchange rates of 1.099 and 1.129 for the three months ended June 30, 2017 and 2016, respectively, and average exchange rates of 1.082 and 1.116 for the six months ended June 30, 2017 and 2016, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands)

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,602	173,087	173,483	173,032
Net effect of dilutive stock options -
based on treasury stock method	473	913	589	893
Diluted weighted average common
shares outstanding	174,075	174,000	174,072	173,925

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2017 is as follows:

Six Months Ended
June 30, 2017
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,963,229
Capital expenditures to maintain real estate facilities	53,540
Acquisitions	31,883
Dispositions	(1,036)
Newly developed facilities opened for operation	110,794
Impact of foreign exchange rate changes	929
Ending balance	14,159,339
Accumulated depreciation:
Beginning balance	(5,270,963)
Depreciation expense	(210,676)
Dispositions	123
Impact of foreign exchange rate changes	(555)
Ending balance	(5,482,071)
Construction in process:
Beginning balance	230,310
Current development	166,880
Newly developed facilities opened for operation	(110,794)
Dispositions	(4,022)
Ending balance	282,374
Total real estate facilities at June 30, 2017	$8,959,642

During the six months ended June 30, 2017, we acquired seven self-storage facilities (398,000 net rentable square feet), for a total cost of $34.4 million, in cash.  Approximately $2.5 million of the total cost was allocated to intangible assets.  We completed development and redevelopment activities during the six months ended June 30, 2017, adding 736,000 net rentable square feet of self-storage space, at an aggregate cost of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

$110.8 million.  Construction in process at June 30, 2017 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will add a total of 5.6 million net rentable square feet of storage space at an aggregate estimated cost of approximately $658.6 million.  During the six months ended June 30, 2017, we sold a parcel of land held for development and other portions of real estate facilities in connection with eminent domain proceedings for a total of approximately $5.9 million in cash proceeds, of which $0.3 million was collected in 2016, and recorded a related gain on real estate investment sales of approximately $1.0 million in the three and six months ended June 30, 2017.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2017	December 31, 2016

PSB	$404,610	$402,765
Shurgard Europe	304,217	280,019
Other Investments	6,441	6,423
Total	$715,268	$689,207

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

PSB	$12,733	$7,869	$26,433	$15,200
Shurgard Europe	6,650	1,706	12,241	7,942
Other Investments	685	652	1,343	1,249
Total	$20,068	$10,227	$40,017	$24,391

During the six months ended June 30, 2017 and 2016, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $26.5 million and $128.0 million, respectively.  For the six months ended June 30, 2016, $67.4 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate Entities and are presented as an investing activity on our statement of cash flows.  At June 30, 2017, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $51.0 million ($54.0 million at December 31, 2016).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.7 million and $0.9 million during the six months ended June 30, 2017 and 2016, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of June 30, 2017 and December 31, 2016, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2017 ($132.39 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.9 billion.  At June 30, 2017, the adjusted tax basis of our investment in PSB was less than its book value of $404.6 million.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2017	2016
	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$200,113	$192,191
Costs of operations	(61,283)	(61,644)
Depreciation and amortization	(46,706)	(50,255)
General and administrative	(5,274)	(9,012)
Other items	(716)	(4,877)
Gain on real estate investment sales	5,074	-
Net income	91,208	66,403
Allocations to preferred shareholders and
restricted share unitholders	(26,327)	(27,924)
Net income allocated to common shareholders
and LP Unitholders	$64,881	$38,479

	June 30,	December 31,
	2017	2016
	(Amounts in thousands)

Total assets (primarily real estate)	$1,998,058	$2,119,371
Debt	101,000	-
Preferred stock called for redemption	-	230,000
Other liabilities	77,643	78,657
Equity:
Preferred stock	879,750	879,750
Common equity and LP units	939,665	930,964

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

Changes in foreign currency exchange rates increased our investment in Shurgard Europe by approximately $12.6 million and decreased it by $8.7 million in the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

	2017	2016
	(Amounts in thousands)
For the six months ended June 30,
Self-storage and ancillary revenues	$124,886	$125,546
Self-storage and ancillary cost of operations	(46,539)	(49,828)
Depreciation and amortization	(29,578)	(34,555)
General and administrative	(6,376)	(7,006)
Interest expense on third party debt	(10,099)	(10,381)
Trademark license fee payable to Public Storage	(1,249)	(1,265)
Income tax expense	(7,092)	(5,650)
Foreign exchange loss	(220)	(1,919)

Net income	$23,733	$14,942
Average exchange rates of Euro to the U.S. Dollar	1.082	1.116

	June 30,	December 31,
	2017	2016
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,376,966	$1,261,912
Total debt to third parties	720,509	666,926
Other liabilities	116,085	106,916
Equity	540,372	488,070

Exchange rate of Euro to U.S. Dollar	1.142	1.052

5.Borrowings

Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at June 30, 2017).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at June 30, 2017).  At June 30, 2017, we had no outstanding borrowings under this Credit Facility.  At July 28, 2017, outstanding borrowings under this Credit Facility totaled $55.2 million.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.4 million at June 30, 2017 ($15.2 million at December 31, 2016.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2017.

Senior Unsecured Notes

At June 30, 2017 and December 31, 2016, we had €342.0 million ($390.7 million) and €342.0 million ($359.8 million), respectively, of Euro-denominated senior unsecured notes payable (collectively, the “Senior Unsecured Notes”) to institutional investors.   The Senior Unsecured Notes consists of two tranches, (i) €242.0 million (2.175% fixed rate of interest) which was issued on November 3, 2015 for $264.3 million in

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

net proceeds upon converting the Euros to U.S. Dollars, which matures in November 2025 and (ii) €100.0 million (1.54% fixed rate of interest), which was issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in April 2024.  The fair value of our Senior Unsecured Notes was approximately $403.3 million at June 30, 2017 ($381.8 million at December 31, 2016).

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (losses of $25.4 million and $31.0 million for the three and six months ended June 30, 2017, respectively, as compared to a gain of $8.6 million and a loss of $2.3 million for the same periods in 2016, respectively).  The Senior Unsecured Notes have various customary financial covenants, all of which we were in compliance with at June 30, 2017.

Mortgage Notes

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at June 30, 2017 and December 31, 2016,  totaled $30.1 million and $30.9 million, respectively, which approximates contractual note values and estimated fair values.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At June 30, 2017, the notes are secured by 30 real estate facilities with a net book value of approximately $119.8 million, have contractual interest rates between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At June 30, 2017, approximate principal maturities of our Senior Unsecured Notes and Mortgage Notes are (amounts in thousands):

	Senior	Mortgage
	Unsecured Notes	Notes	Total
Remainder of 2017	$-	$857	$857
2018	-	11,241	11,241
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
Thereafter	390,692	13,395	404,087
	$390,692	$30,086	$420,778
Weighted average effective rate	2.0%	4.0%	2.1%

Cash paid for interest totaled $4.3 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively.  Interest capitalized as real estate totaled $2.1 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

6.Noncontrolling Interests

At June 30, 2017, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 11 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At June 30, 2017, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the six months ended June 30, 2017 and 2016, we allocated a total of $3.1 million and $3.2 million, respectively, of income to these interests; and we paid $3.7 million and $3.6 million, respectively, in distributions to these interests.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

During the six months ended June 30, 2017, we acquired Noncontrolling Interests for $14.4 million (none in the six months ended June 30, 2016), in cash, of which $7.7 million was allocated to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests.  During the six months ended June 30, 2017 and 2016, Noncontrolling Interests contributed $0.6 million and $2.7 million, respectively.

7.Shareholders’ Equity

Preferred Shares

At June 30, 2017 and December 31, 2016, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2017		At December 31, 2016
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series S	1/12/2017	5.900%	-	$-	18,400	$460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	-	-
Total Preferred Shares			167,500	$4,187,500	174,700	$4,367,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At June 30, 2017, there were no dividends in arrears.

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

June 30, 2017

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

In March 2016, we called for redemption of, and on April 15, 2016, we redeemed our 6.500% Series Q Preferred Shares, at par.  We recorded a $11.3 million allocation of income from our common shareholders to the holders of our Preferred Shares in the six months ended June 30, 2016, in connection with this redemption.

In June 2016, we called for redemption of, and on July 26, 2016, we redeemed our 6.350% Series R Preferred Shares, at par.  We recorded a $15.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2016 in connection with this redemption.

On June 2, 2017, we issued 11.2 million depositary shares, each representing 1/1,000 of a share of our 5.150% Series F Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $280.0 million in gross proceeds, and we incurred $8.9 million in issuance costs.

In June 2017, we called for redemption of, and on July 26, 2017, we redeemed our 5.900% Series S Preferred Shares, at par.  The liquidation value (at par) of $460.0 million was reclassified as a liability at June 30, 2017.  We recorded a $14.6 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2017 in connection with this redemption.

Common share dividends, including amounts paid to our restricted share unitholders, totaled $348.4 million ($2.00 per share) and $312.5 million ($1.80 per share) for the three months ended June 30, 2017 and 2016, respectively, and $696.6 million ($4.00 per share) and $607.6 million ($3.50 per share) for the six months ended June 30, 2017 and 2016, respectively.  Preferred share dividends totaled $61.3 million and $59.2 million for the three months ended June 30, 2017 and 2016, respectively, and $121.4 million and $121.5 million for the six months ended June 30, 2017 and 2016, respectively.

8.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at June 30, 2017.

At June 30, 2017, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 57 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

received approximately $481,000 and $326,000 for the six months ended June 30, 2017 and 2016, respectively. Our right to continue receiving these premiums may be qualified.

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

For the three and six months ended June 30, 2017, we recorded $1.0 million and $2.8 million, respectively, in compensation expense related to stock options, as compared to $1.0 million and $1.9 million, for the same periods in 2016.  Amounts for the three and six months ended June 30, 2017 reflect a reduction in compensation expense of $0.8 million related to stock options forfeited during the period.

During the six months ended June 30, 2017, 1,076,000 stock options were granted, 352,295 options were exercised and 200,000 options were forfeited.  A total of 2,519,145 stock options were outstanding at June 30, 2017 (1,995,440 at December 31, 2016).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

During the six months ended June 30, 2017, 194,427 RSUs were granted, 73,994 RSUs were forfeited and 106,068 RSUs vested.  This vesting resulted in the issuance of 58,356 common shares.  In addition, tax deposits totaling $11.8 million ($13.3 million for the same period in 2016) were made on behalf of employees in exchange for 47,712 common shares withheld upon vesting.  A total of 711,006 RSUs were outstanding at June 30, 2017 (696,641 at December 31, 2016).

A  total of $3.3 million and $10.4 million in RSU expense was recorded for the three and six months ended June 30, 2017, which includes approximately $0.1 million and $0.6 million in employer taxes incurred upon vesting, as compared to $7.5 million and $14.5 million for the same periods in 2016,  which includes approximately $0.1 million and $1.0 million, respectively, in employer taxes incurred upon vesting.  Amounts for the three and six months ended June 30, 2017 reflect a reduction in RSU expense of $4.6 million related to RSUs forfeited during the period.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Three months ended June 30, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$624,199	$-	$-	$-	$-	$624,199
Ancillary operations	-	40,113	-	-	-	40,113
	624,199	40,113	-	-	-	664,312

Cost of operations:
Self-storage operations	171,195	-	-	-	-	171,195
Ancillary operations	-	11,383	-	-	-	11,383
	171,195	11,383	-	-	-	182,578

Net operating income:
Self-storage operations	453,004	-	-	-	-	453,004
Ancillary operations	-	28,730	-	-	-	28,730
	453,004	28,730	-	-	-	481,734

Other components of net income (loss):
Depreciation and amortization	(110,177)	-	-	-	-	(110,177)
General and administrative	-	-	-	-	(14,992)	(14,992)
Interest and other income	-	-	-	-	4,155	4,155
Interest expense	-	-	-	-	(1,116)	(1,116)
Equity in earnings of
unconsolidated real estate entities	-	-	12,733	6,650	685	20,068
Foreign currency exchange loss	-	-	-	-	(25,440)	(25,440)
Gain on real estate investment sales	-	-	-	-	975	975
Net income (loss)	$342,827	$28,730	$12,733	$6,650	$(35,733)	$355,207

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Six months ended June 30, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,231,977	$-	$-	$-	$-	$1,231,977
Ancillary operations	-	77,882	-	-	-	77,882
	1,231,977	77,882	-	-	-	1,309,859

Cost of operations:
Self-storage operations	343,173	-	-	-	-	343,173
Ancillary operations	-	22,307	-	-	-	22,307
	343,173	22,307	-	-	-	365,480

Net operating income:
Self-storage operations	888,804	-	-	-	-	888,804
Ancillary operations	-	55,575	-	-	-	55,575
	888,804	55,575	-	-	-	944,379

Other components of net income (loss):
Depreciation and amortization	(221,106)	-	-	-	-	(221,106)
General and administrative	-	-	-	-	(40,020)	(40,020)
Interest and other income	-	-	-	-	8,153	8,153
Interest expense	-	-	-	-	(2,164)	(2,164)
Equity in earnings of
unconsolidated real estate entities	-	-	26,433	12,241	1,343	40,017
Foreign currency exchange loss	-	-	-	-	(31,006)	(31,006)
Gain on real estate investment sales	-	-	-	-	975	975
Net income (loss)	$667,698	$55,575	$26,433	$12,241	$(62,719)	$699,228

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

June 30, 2017

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At June 30, 2017, there were approximately 936,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.9 billion.

12.Subsequent Events

Subsequent to June 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) seven self-storage facilities, with 432,000 net rentable square feet, for $47.1 million.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our June 30, 2017 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of additional facilities.  Since the beginning of 2015 through June 30, 2017, we acquired a total of 79 facilities with 5.8 million net rentable square feet from third parties for approximately $632.3 million, and since January 1, 2013, we opened newly developed and redeveloped self-storage space for a total cost of $686.6 million, adding approximately 6.1 million net rentable square feet.

Subsequent to June 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) seven self-storage facilities for $47.1 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2017, we had additional development projects which will add approximately 5.6 million net rentable square feet at a total cost of approximately $658.6 million.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

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

As of June 30, 2017, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $885.0 million.  Our capital resources include: (i) $358.3 million of cash as of June 30, 2017, (ii) $484.6 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $376.2 million of remaining spend on our current development pipeline, (ii) $47.1 million in property acquisitions currently under contract, (iii) $1.7 million in principal repayments on existing debt, and (iv) $460.0 million for the redemption of our Series S Preferred Shares on July 26, 2017.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the three and six months ended June 30, 2017 and 2016

For the three months ended June 30, 2017, net income allocable to our common shareholders was $276.7 million or $1.59 per diluted common share, compared to $280.8 million or $1.61 in 2016, representing a decrease of $4.1 million or $0.02.  The decrease is due primarily to a $34.1 million increase in foreign exchange translation losses associated with our euro denominated debt partially offset by a $16.3 million increase in self-storage net operating income and a $9.8 million increase in equity in earnings of real estate entities.

The $16.3 million increase in self-storage net operating income is a result of a $10.2 million increase in our Same Store Facilities (as defined below) and a  $6.1 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 3.3% or $17.8 million in the three months ended June 30, 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 5.4% or $7.6 million in the three months ended June 30, 2017 as compared to 2016, due primarily to increased property taxes, repairs and maintenance and advertising and selling costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 292 self-storage facilities acquired, developed or expanded since January 2015.

For the six months ended June 30 2017, net income allocable to our common shareholders was $557.8 million or $3.20 per diluted common share, compared to $522.1 million or $3.00 in 2016, representing an increase of $35.7 million or $0.20.  The increase is due primarily to a $37.4 million increase in self-storage net operating income, a $15.6 million increase in equity in earnings of real estate entities and a $12.2 million decrease in EITF D-42 charges as a result of our preferred redemption activities in 2017 compared to 2016 partially offset by a $28.7 million increase in foreign exchange translation losses associated with our euro denominated debt.

The $37.4 million increase in self-storage net operating income is a result of a $25.4 million increase in our Same Store Facilities and $12.0 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 3.7% or $38.6 million in the six months ended June 30, 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 4.7% or $13.2 million in the six months ended June 30, 2017 as compared to 2016, due primarily to increased property taxes, repairs and maintenance and advertising and selling costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 292 self-storage facilities acquired, developed or expanded since January 2015.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts.  FFO represents net income before real estate depreciation, gains or losses and impairment charges, which are excluded because they are based upon historical real estate costs and assume that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the three months ended June 30, 2017, FFO was $2.31 per diluted common share, as compared to $2.34 for the same period in 2016, representing a decrease of 1.3%, or $0.03 per diluted common share.

For the six months ended June 30, 2017, FFO was $4.65 per diluted common share, as compared to $4.43 for the same period in 2016, representing an increase of 5.0%, or $0.22 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.59	$1.61	$3.20	$3.00
Eliminate amounts per share excluded from FFO:
Depreciation and amortization allocable to
common shareholders	0.73	0.72	1.46	1.43
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.01)	0.01	(0.01)	-
FFO per share	$2.31	$2.34	$4.65	$4.43

Computation of FFO per Share:

Net income allocable to common shareholders	$276,681	$280,775	$557,812	$522,110
Eliminate items excluded from FFO:
Depreciation and amortization	110,177	107,013	221,106	212,141
Depreciation from unconsolidated
real estate investments	17,368	19,454	34,581	38,991
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(837)	(876)	(1,799)	(1,758)
Gains on sale of real estate investments,
including our equity share from
investments	(1,466)	-	(3,077)	(689)
FFO allocable to common shares	$401,923	$406,366	$808,623	$770,795
Diluted weighted average common shares	174,075	174,000	174,072	173,925
FFO per share	$2.31	$2.34	$4.65	$4.43

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) reversals of accruals with respect to share based awards forfeited by executive officers and (iv) certain other non-cash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance, and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change

FFO per share	$2.31	$2.34	(1.3)%	$4.65	$4.43	5.0%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.15	(0.04)		0.18	0.01
Application of EITF D-42	0.08	0.09		0.08	0.15
Reversals of accruals on forfeited
executive share-based awards	(0.03)	-		(0.03)	-
Other items	-	0.01		-	0.02
Core FFO per share	$2.51	$2.40	4.6%	$4.88	$4.61	5.9%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 10 to our June 30, 2017 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 10 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,055 facilities that we have owned and operated on a stabilized basis since January 1, 2015 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 10 to our June 30, 2017 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2017		2016	Change	2017	2016	Change
(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$550,018	$532,227	3.3%	$1,087,163	$1,048,533	3.7%
Non Same Store Facilities	74,181	62,160	19.3%	144,814	120,440	20.2%
	624,199	594,387	5.0%	1,231,977	1,168,973	5.4%
Cost of operations:
Same Store Facilities	147,305	139,735	5.4%	296,312	283,076	4.7%
Non Same Store Facilities	23,890	17,952	33.1%	46,861	34,474	35.9%
	171,195	157,687	8.6%	343,173	317,550	8.1%
Net operating income (a):
Same Store Facilities	402,713	392,492	2.6%	790,851	765,457	3.3%
Non Same Store Facilities	50,291	44,208	13.8%	97,953	85,966	13.9%
Total net operating income	453,004	436,700	3.7%	888,804	851,423	4.4%

Depreciation and amortization expense:
Same Store Facilities	(88,124)	(89,998)	(2.1)%	(175,303)	(179,665)	(2.4)%
Non Same Store Facilities	(22,053)	(17,015)	29.6%	(45,803)	(32,476)	41.0%
Total depreciation and
amortization expense	(110,177)	(107,013)	3.0%	(221,106)	(212,141)	4.2%

Net income:
Same Store Facilities	314,589	302,494	4.0%	615,548	585,792	5.1%
Non Same Store Facilities	28,238	27,193	3.8%	52,150	53,490	(2.5)%
Total net income	$342,827	$329,687	4.0%	$667,698	$639,282	4.4%

Number of facilities at period end:
Same Store Facilities				2,055	2,055	-
Non Same Store Facilities				292	244	19.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				131,275	131,275	-
Non Same Store Facilities				23,617	19,059	23.9%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 10 to our June 30, 2017 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 3.7% and 4.4% in the three and six months ended June 30, 2017 as compared to the same periods in 2016.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2015.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2015, 2016, and 2017.  The Same Store pool decreased from 2,060 facilities at March 31, 2017 to 2,055 facilities at June 30, 2017.  We believe the Same Store information is used by investors and analysts in a similar manner.  The following table summarizes the historical operating results of these 2,055 facilities (131.3 million net rentable square feet) that represent approximately 85% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2017.

Selected Operating Data for the Same Store Facilities (2,055 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$526,151	$508,619	3.4%	$1,039,200	$1,000,740	3.8%
Late charges and
administrative fees	23,867	23,608	1.1%	47,963	47,793	0.4%
Total revenues (a)	550,018	532,227	3.3%	1,087,163	1,048,533	3.7%

Cost of operations:
Property taxes	56,557	54,101	4.5%	112,794	107,982	4.5%
On-site property manager
payroll	27,481	27,822	(1.2)%	54,924	55,604	(1.2)%
Supervisory payroll	9,896	9,682	2.2%	20,030	19,049	5.1%
Repairs and maintenance	11,431	10,679	7.0%	23,165	22,175	4.5%
Utilities	9,305	9,072	2.6%	19,490	19,469	0.1%
Advertising and selling
expense	8,104	5,721	41.7%	14,894	10,948	36.0%
Other direct property costs	14,674	13,891	5.6%	29,320	27,965	4.8%
Allocated overhead	9,857	8,767	12.4%	21,695	19,884	9.1%
Total cost of operations (a)	147,305	139,735	5.4%	296,312	283,076	4.7%
Net operating income	402,713	392,492	2.6%	790,851	765,457	3.3%
Depreciation and
amortization expense	(88,124)	(89,998)	(2.1)%	(175,303)	(179,665)	(2.4)%
Net income	$314,589	$302,494	4.0%	$615,548	$585,792	5.1%

Gross margin (before depreciation
and amortization expense)	73.2%	73.7%	(0.7)%	72.7%	73.0%	(0.4)%

Weighted average for the period:
Square foot occupancy	94.5%	95.4%	(0.9)%	93.8%	94.5%	(0.7)%

Realized annual rental income per (b):
Occupied square foot	$16.97	$16.26	4.4%	$16.89	$16.14	4.6%
Available square foot	$16.03	$15.50	3.4%	$15.83	$15.25	3.8%

At June 30:
Square foot occupancy				94.6%	95.3%	(0.7)%
Annual contract rent per
occupied square foot (c)				$17.66	$17.05	3.6%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 3.3% and 3.7% in the three and six months ended June 30, 2017 as compared to the same periods in 2016, due primarily to increases of 4.4% and 4.6% for the respective periods in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from 6.3% in the second quarter of 2016 as compared to the same period in 2015, to 3.3% in the second quarter of 2017 as compared to the same period in 2016.  We are experiencing softness in demand in substantially all of our major markets, which has led to a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets most notably Dallas, Houston, Chicago, Denver, Miami, and New York, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy was 94.5% and 93.8% during the three and six months ended June 30, 2017 and 2016, respectively, as compared to 95.4% and 94.5% during the same periods in 2016.  At June 30, 2017, occupancy was 0.7% lower than the occupancy at June 30, 2016.  We do not expect any significant impact from occupancy changes in the near term, because we believe we are near limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in the three and six months ended June 30, 2017 have been similar to the same periods in 2016, and we expect rate increases to existing tenants in the remainder of 2017 to be similar to the same period in 2016.

Annual contract rent per occupied foot increased 3.6% from June 30, 2016 to June 30, 2017, as compared to a 5.1% increase from December 31, 2015 to December 31, 2016.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in average contract rent per occupied foot to 3.6% from 5.1% is due primarily to a greater degree of rent roll down.

During the three months ended June 30, 2017, the contract rent for tenants who moved in decreased 2.2% to $15.08 per foot as compared to $15.42 for the same period in 2016, and the contract rent for tenants who moved out increased 3.5% to $15.92 per foot as compared to $15.38 per foot for the same period in 2016.  During the six months ended June 30, 2017, the contract rent for tenants who moved in decreased 0.8% to $14.64 per foot as compared to $14.75 per foot for the same period in 2016, and the contract rent for tenants who moved out increased 3.4% to $15.81 per foot as compared to $15.28 per foot for the same period in 2016.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $21.5 million and $41.7 million for the three and six months ended June 30, 2017, respectively, as compared to $21.6 million and $42.4 million for the same periods in 2016.

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

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in the remainder of 2017.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet and television, and (ii) reducing rental rates and increasing promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions may have a negative impact on our revenue trends due to less growth in initial rental rates and increased promotional discounts.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 5.4%  and 4.7% in the three and six months ended June 30, 2017,  respectively, as compared to the same periods in 2016, due primarily to increased property tax expense and advertising and selling expense.

Property tax expense increased 4.5% in each of the three and six months ended June 30, 2017 as compared to the same periods in 2016, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% in the remainder of 2017 due primarily to higher assessed values.

On-site property manager payroll expense decreased 1.2% in each of the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, due primarily to reduced workers compensation costs as a result of a reduction to prior estimates.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2017.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 2.2% and 5.1% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, due primarily to wage rate increases and increased headcount.  We expect greater than inflationary increases in wage rates and increased headcount for the remainder of 2017.

Repairs and maintenance expense increased 7.0% and 4.5% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  Repair and maintenance costs include snow removal expense totaling $0.2 million and $2.2 million in the three and six months ended June 30, 2017, respectively, as compared to $0.5 million and $3.4 million for the same periods in 2016.  Excluding snow removal costs, repairs and maintenance increased 10.3% and 11.2% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 2.6% and 0.1% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses increased 41.7% and 36.0% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  As mentioned above, we have increased our Internet marketing and television advertising expenditures.  We expect continued increases in advertising and selling expense in the remainder of 2017.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 5.6% and 4.8% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The increases were due primarily to higher credit card fees due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in the remainder of 2017.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 12.4%  and 9.1% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, due primarily to increased headcount.  We expect similar increases in allocated overhead in the remainder of 2017.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 2.1% and 2.4% in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  We expect depreciation to be flat in the remainder of 2017 as compared to the same periods in 2016.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2017	$537,145	$550,018
2016	$516,306	$532,227	$554,998	$543,661	$2,147,192

Total cost of operations:
2017	$149,007	$147,305
2016	$143,341	$139,735	$146,135	$115,045	$544,256

Property taxes:
2017	$56,237	$56,557
2016	$53,881	$54,101	$53,808	$31,409	$193,199

Repairs and maintenance:
2017	$11,734	$11,431
2016	$11,496	$10,679	$11,143	$11,213	$44,531

Advertising and selling expense:
2017	$6,790	$8,104
2016	$5,227	$5,721	$7,746	$7,318	$26,012

REVPAF:
2017	$15.63	$16.03
2016	$15.00	$15.50	$16.12	$15.81	$15.61

Weighted average realized annual rent per occupied square foot:
2017	$16.81	$16.97
2016	$16.02	$16.26	$16.93	$16.87	$16.52

Weighted average occupancy levels for the period:
2017	93.1%	94.5%
2016	93.6%	95.4%	95.3%	93.8%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (201 facilities)	$82,531	$78,053	5.7%	$163,131	$153,964	6.0%
San Francisco (123 facilities)	45,658	44,059	3.6%	90,159	86,585	4.1%
New York (84 facilities)	35,004	34,235	2.2%	69,386	67,674	2.5%
Chicago (129 facilities)	30,200	29,872	1.1%	59,863	58,947	1.6%
Miami (78 facilities)	26,517	25,948	2.2%	52,792	51,390	2.7%
Washington DC (84 facilities)	26,767	26,232	2.0%	52,818	51,625	2.3%
Atlanta (98 facilities)	20,367	19,713	3.3%	40,303	38,765	4.0%
Seattle-Tacoma (69 facilities)	20,156	19,224	4.8%	39,635	37,485	5.7%
Houston (79 facilities)	17,720	18,130	(2.3)%	35,512	36,168	(1.8)%
Dallas-Ft. Worth (82 facilities)	16,908	16,569	2.0%	33,572	32,675	2.7%
Philadelphia (56 facilities)	13,468	12,813	5.1%	26,521	25,283	4.9%
West Palm Beach (41 facilities)	12,425	11,854	4.8%	24,727	23,402	5.7%
Orlando-Daytona (62 facilities)	12,713	11,982	6.1%	25,009	23,653	5.7%
Minneapolis-St Paul
(44 facilities)	11,127	10,781	3.2%	21,745	21,056	3.3%
Portland (40 facilities)	9,680	9,355	3.5%	19,029	18,273	4.1%
All other markets
(785 facilities)	168,777	163,407	3.3%	332,961	321,588	3.5%
Total revenues	$550,018	$532,227	3.3%	$1,087,163	$1,048,533	3.7%

Net operating income:
Los Angeles	$68,338	$64,156	6.5%	$134,464	$125,687	7.0%
San Francisco	37,070	35,911	3.2%	72,930	70,051	4.1%
New York	25,028	24,885	0.6%	48,111	47,433	1.4%
Chicago	17,427	16,818	3.6%	32,765	32,112	2.0%
Miami	18,913	18,748	0.9%	37,661	37,143	1.4%
Washington DC	19,941	19,795	0.7%	39,060	38,794	0.7%
Atlanta	14,752	14,374	2.6%	29,166	28,104	3.8%
Seattle-Tacoma	15,740	15,114	4.1%	30,754	29,197	5.3%
Houston	11,772	12,406	(5.1)%	23,752	24,906	(4.6)%
Dallas-Ft. Worth	11,204	11,282	(0.7)%	22,299	22,127	0.8%
Philadelphia	9,618	9,195	4.6%	18,674	17,752	5.2%
West Palm Beach	9,008	8,673	3.9%	18,030	17,104	5.4%
Orlando-Daytona	9,045	8,413	7.5%	17,886	16,615	7.6%
Minneapolis-St. Paul	7,681	7,526	2.1%	14,681	14,274	2.9%
Portland	7,501	7,343	2.2%	14,616	14,170	3.1%
All other markets	119,675	117,853	1.5%	236,002	229,988	2.6%
Total net operating income	$402,713	$392,492	2.6%	$790,851	$765,457	3.3%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Weighted average square foot
occupancy:
Los Angeles	96.0%	96.2%	(0.2)%	95.8%	95.8%	0.0%
San Francisco	96.0%	96.8%	(0.8)%	95.6%	96.2%	(0.6)%
New York	94.7%	95.2%	(0.5)%	94.0%	94.4%	(0.4)%
Chicago	92.4%	93.5%	(1.2)%	91.3%	91.9%	(0.7)%
Miami	93.7%	95.5%	(1.9)%	93.6%	95.1%	(1.6)%
Washington DC	94.2%	94.8%	(0.6)%	92.9%	93.1%	(0.2)%
Atlanta	94.2%	95.6%	(1.5)%	93.3%	94.6%	(1.4)%
Seattle-Tacoma	95.8%	97.2%	(1.4)%	94.8%	96.1%	(1.4)%
Houston	90.1%	92.8%	(2.9)%	90.2%	92.5%	(2.5)%
Dallas-Ft. Worth	93.7%	95.6%	(2.0)%	93.3%	95.0%	(1.8)%
Philadelphia	95.6%	95.2%	0.4%	94.8%	94.3%	0.5%
West Palm Beach	94.6%	95.8%	(1.3)%	94.6%	95.6%	(1.0)%
Orlando-Daytona	95.6%	95.5%	0.1%	95.1%	95.1%	0.0%
Minneapolis-St. Paul	94.3%	94.9%	(0.6)%	91.9%	92.6%	(0.8)%
Portland	96.5%	97.6%	(1.1)%	95.8%	97.0%	(1.2)%
All other markets	94.6%	95.3%	(0.7)%	93.7%	94.4%	(0.7)%
Total weighted average
square foot occupancy	94.5%	95.4%	(0.9)%	93.8%	94.5%	(0.7)%

Realized annual rent per
occupied square foot:
Los Angeles	$24.42	$23.04	6.0%	$24.20	$22.79	6.2%
San Francisco	25.06	23.94	4.7%	24.84	23.65	5.0%
New York	24.45	23.77	2.9%	24.40	23.67	3.1%
Chicago	15.40	15.05	2.3%	15.46	15.10	2.4%
Miami	20.00	19.19	4.2%	19.91	19.03	4.6%
Washington DC	20.82	20.23	2.9%	20.81	20.25	2.8%
Atlanta	12.68	12.10	4.8%	12.64	11.99	5.4%
Seattle-Tacoma	18.63	17.47	6.6%	18.48	17.21	7.4%
Houston	13.98	13.85	0.9%	13.96	13.85	0.8%
Dallas-Ft. Worth	13.20	12.69	4.0%	13.15	12.57	4.6%
Philadelphia	15.49	14.80	4.7%	15.36	14.69	4.6%
West Palm Beach	17.78	16.74	6.2%	17.69	16.54	7.0%
Orlando-Daytona	13.19	12.44	6.0%	13.03	12.31	5.8%
Minneapolis-St. Paul	14.35	13.81	3.9%	14.40	13.83	4.1%
Portland	18.45	17.61	4.8%	18.25	17.28	5.6%
All other markets	13.83	13.28	4.1%	13.76	13.18	4.4%
Total realized rent per
occupied square foot	$16.97	$16.26	4.4%	$16.89	$16.14	4.6%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
REVPAF:
Los Angeles	$23.45	$22.17	5.8%	$23.17	$21.84	6.1%
San Francisco	24.05	23.18	3.8%	23.74	22.76	4.3%
New York	23.16	22.62	2.4%	22.94	22.34	2.7%
Chicago	14.22	14.07	1.1%	14.10	13.88	1.6%
Miami	18.73	18.32	2.2%	18.63	18.11	2.9%
Washington DC	19.60	19.18	2.2%	19.33	18.86	2.5%
Atlanta	11.94	11.57	3.2%	11.80	11.35	4.0%
Seattle-Tacoma	17.84	16.99	5.0%	17.53	16.55	5.9%
Houston	12.60	12.85	(1.9)%	12.60	12.80	(1.6)%
Dallas-Ft. Worth	12.36	12.13	1.9%	12.26	11.93	2.8%
Philadelphia	14.81	14.08	5.2%	14.56	13.86	5.1%
West Palm Beach	16.82	16.04	4.9%	16.73	15.81	5.8%
Orlando-Daytona	12.61	11.88	6.1%	12.39	11.70	5.9%
Minneapolis-St. Paul	13.54	13.11	3.3%	13.23	12.80	3.4%
Portland	17.80	17.18	3.6%	17.48	16.77	4.2%
All other markets	13.09	12.66	3.4%	12.90	12.44	3.7%
Total REVPAF	$16.03	$15.50	3.4%	$15.83	$15.25	3.8%

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

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2017 represent 292 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2015, or that we did not own as of January 1, 2015.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended June 30,			Six Months Ended June 30,
FACILITIES	2017	2016	Change	2017	2016	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2017 acquisitions	$799	$-	$799	$1,138	$-	$1,138
2016 acquisitions	9,031	3,264	5,767	17,612	5,103	12,509
2015 acquisitions	4,214	3,777	437	8,286	7,372	914
Developed facilities	9,781	5,194	4,587	17,906	9,451	8,455
Other facilities	50,356	49,925	431	99,872	98,514	1,358
Total revenues	74,181	62,160	12,021	144,814	120,440	24,374

Cost of operations:
2017 acquisitions	229	-	229	380	-	380
2016 acquisitions	3,502	1,174	2,328	6,984	1,725	5,259
2015 acquisitions	1,374	1,275	99	2,709	2,567	142
Developed facilities	4,831	2,623	2,208	8,994	4,433	4,561
Other facilities	13,954	12,880	1,074	27,794	25,749	2,045
Total cost of operations	23,890	17,952	5,938	46,861	34,474	12,387

Net operating income:
2017 acquisitions	570	-	570	758	-	758
2016 acquisitions	5,529	2,090	3,439	10,628	3,378	7,250
2015 acquisitions	2,840	2,502	338	5,577	4,805	772
Developed facilities	4,950	2,571	2,379	8,912	5,018	3,894
Other facilities	36,402	37,045	(643)	72,078	72,765	(687)
Net operating income	50,291	44,208	6,083	97,953	85,966	11,987
Depreciation and
amortization expense	(22,053)	(17,015)	(5,038)	(45,803)	(32,476)	(13,327)
Net income	$28,238	$27,193	$1,045	$52,150	$53,490	$(1,340)

At June 30:
Square foot occupancy:
2017 acquisitions				93.0%	-	-
2016 acquisitions				90.3%	91.7%	(1.5)%
2015 acquisitions				94.2%	92.3%	2.1%
Developed facilities				72.5%	65.8%	10.2%
Other facilities				89.0%	92.4%	(3.7)%
				86.4%	88.2%	(2.0)%
Annual contract rent per
occupied square foot:
2017 acquisitions				$9.70	$-	-
2016 acquisitions				9.96	11.10	(10.3)%
2015 acquisitions				13.87	13.09	6.0%
Developed facilities				13.29	12.73	4.4%
Other facilities				17.16	16.80	2.1%
				$14.89	$15.52	(4.1)%

NON SAME STORE	Six Months Ended June 30,
FACILITIES (Continued)	2017	2016	Change
Number of facilities:
2017 acquisitions	7	-	7
2016 acquisitions	55	24	31
2015 acquisitions	17	17	-
Developed facilities	39	29	10
Other facilities	174	174	-
	292	244	48
Net rentable square feet (in thousands):
2017 acquisitions	398	-	398
2016 acquisitions	4,121	1,703	2,418
2015 acquisitions	1,285	1,285	-
Developed facilities	4,473	3,113	1,360
Other facilities	13,340	12,958	382
	23,617	19,059	4,558

The facilities included above under “2017 acquisitions,” “2016 acquisitions,” and “2015 acquisitions” were acquired at a cost of $34.4 million, $429.1 million, and $168.8 million, respectively.

For the six months ended June 30, 2017, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2016 and 2015 was 5.0% and 6.6%, respectively.  The yields for the facilities acquired in the six months ended June 30, 2017 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $524.4 million and redeveloped existing facilities, expanding their square footage, for a total cost of $162.2 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period to reach a stabilized level of cash flows and the cost of capital to fund development, combined with general and administrative expenses associated with development.  We believe this dilution will increase in the remainder of 2017 and beyond, because of an increased level of net rentable square feet being added to our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in 2017 as these facilities approach stabilized occupancy levels and the earnings of the 2017 and 2016 acquisitions are reflected in our operations for a longer period in 2017 as compared to 2016.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of June 30, 2017, we had development and redevelopment projects which will add approximately 5.6 million net rentable square feet of storage space at a total cost of approximately $658.6 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to June 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) seven self-storage facilities for $47.1 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $22.1 million and $45.8 million for the three and six months ended June 30, 2017, respectively, as compared to $17.0 million and $32.5 million for the same periods in 2016.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at June 30, 2017, depreciation of buildings and amortization of tenant intangibles is expected to total $36.9 million and $4.0 million, respectively, in the remainder of 2017.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended June 30,				Six Months Ended June 30,
2017		2016	Change	2017	2016	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$30,979	$29,829	$1,150	$60,919	$58,471	$2,448
Merchandise	9,134	9,972	(838)	16,963	18,530	(1,567)
Total revenues	40,113	39,801	312	77,882	77,001	881

Cost of Operations:
Tenant reinsurance	5,986	8,257	(2,271)	12,263	16,432	(4,169)
Merchandise	5,397	6,060	(663)	10,044	11,308	(1,264)
Total cost of operations	11,383	14,317	(2,934)	22,307	27,740	(5,433)

Net income
Tenant reinsurance	24,993	21,572	3,421	48,656	42,039	6,617
Merchandise	3,737	3,912	(175)	6,919	7,222	(303)

Total net income	$28,730	$25,484	$3,246	$55,575	$49,261	$6,314

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

Tenant reinsurance revenue increased $1.2 million and $2.4 million in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, due primarily to an increase in our tenant base due to newly acquired and developed facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations decreased $2.3 million and $4.2 million in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  These decreases are due primarily to lower claims, primarily water related claims which were elevated in the six months ended June 30, 2016 due mostly to flooding in Houston and South Carolina.

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

Equity in earnings of unconsolidated real estate entities

At June 30, 2017, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$12,733	$7,869	$4,864	$26,433	$15,200	$11,233
Shurgard Europe	6,650	1,706	4,944	12,241	7,942	4,299
Other Investments	685	652	33	1,343	1,249	94
Total equity in earnings	$20,068	$10,227	$9,841	$40,017	$24,391	$15,626

Investment in PSB: At June 30, 2017 and December 31, 2016, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2017, PSB owned and operated 28.0 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $4.9 million and $11.2 million in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, due primarily to improved operating results of their real estate facilities, lower interest expense due to the repayment of debt and gains on real estate investment sales.  See Note 4 to our June 30, 2017 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At June 30, 2017, Shurgard Europe’s operations are comprised of 219 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our June 30, 2017 financial statements for selected financial data on Shurgard Europe for the six months ended June 30, 2017 and 2016.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

Our equity in earnings from Shurgard Europe increased $4.9 million and $4.3 million in the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The increases are due primarily to improved property operations and decreased depreciation expense associated with tenant intangibles on newly acquired facilities.  The increase for the three months ended June 30, 2017 also reflects our $2.1 million equity share of a foreign currency exchange loss recorded in the three months ended June 30, 2016 on an intercompany note between entities consolidated by Shurgard Europe.  For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at exchange rates of approximately 1.142 U.S. Dollars per Euro at June 30, 2017 (1.052 at December 31, 2016), and average exchange rates of 1.099 and 1.129 for the three months ended June 30, 2017 and 2016, respectively, and average exchange rates of 1.082 and 1.116 for the six months ended June 30, 2017 and 2016, respectively.

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

Unlike our operations in the United States, Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $2.0 million and $3.5 million for the three and six months ended June 30, 2017, respectively, as compared to $1.3 million and $2.8 million for the same periods in 2016.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended June 30,				Six Months Ended June 30,
2017		2016	Change	2017	2016	Change
(Amounts in thousands)

Share-based compensation expense	$4,265	$8,431	$(4,166)	$13,162	$16,483	$(3,321)
Costs of senior executives	416	416	-	5,036	5,216	(180)
Development and acquisition costs	1,912	2,275	(363)	5,189	5,089	100
Tax compliance costs and taxes paid	1,098	767	331	2,447	2,205	242
Legal costs	1,735	1,027	708	3,681	3,808	(127)
Public company costs	1,023	906	117	2,148	1,923	225
Other costs	4,543	4,499	44	8,357	6,644	1,713
Total	$14,992	$18,321	$(3,329)	$40,020	$41,368	$(1,348)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s common share price on the date of grant.  Share-based compensation costs in the three and six months ended June 30, 2017 include a $5.4 million reversal of previously amortized costs, due to the forfeiture of share-based compensation resulting from the retirement of certain senior executives in the quarter ended June 30, 2017.  Share-based compensation expense in the last half of 2017 is expected to increase modestly from the amounts expensed in the last half of 2016.  See Note 9 to our June 30, 2017 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development activities and the acquisition of real estate facilities and varies primarily based upon the level of development activities undertaken.  The amounts in the above table are net of $2.0 million and $4.1 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.3 million for the same periods in

2016, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to increase modestly in the remainder of 2017.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $2.6 million and $5.2 million for the three and six months ended June 30, 2017, respectively, as compared to $3.0 million and $5.7 million for the same periods in 2016.  We do not expect any significant changes in interest and other income in the remainder of 2017.

Interest expense:    For the three and six months ended June 30, 2017, interest expense was $1.1 million and $2.2 million, respectively, ($1.4 million and $2.1 million for the same periods in 2016).  During the three and six months ended June 30, 2017, we capitalized $1.1 million and $2.1 million, respectively, in interest on our outstanding debt ($1.2 million and $2.6 million for the same periods in 2016).  At June 30, 2017, we had $420.8 million of debt outstanding, with an average interest rate of 2.1%.  See Note 5 to our June 30, 2017 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss):  For the three and six months ended June 30, 2017, we recorded foreign currency translation losses of $25.4 million and $31.0 million, respectively, representing the change in the U.S. Dollar equivalent of our Senior Unsecured Notes due to fluctuations in exchange rates (a gain of $8.6 million and a loss of $2.3 million for the same periods in 2016).  The Euro was translated at exchange rates of approximately 1.142 U.S. Dollars per Euro at June 30, 2017, 1.068 at March 31, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Net Income Allocable to Preferred Shareholders:    Net income allocable to preferred shareholders based upon distributions increased in the three months ended June 30, 2017 as compared to the same period in 2016, due primarily to higher outstanding preferred shares partially offset by lower average rates.  Net income allocable to preferred shareholders was approximately flat in the six months ended June 30, 2017 as compared to the same period in 2016.  We also allocated $14.6 million in each of the three and six month periods ended June 30, 2017, and $15.5 million and $26.9 million in the three and six months ended June 30, 2016, respectively, of income from our common shareholders to the holders of our Preferred Shares due to redemptions of preferred securities.  Based upon our preferred shares outstanding at June 30, 2017 (excluding the Series S Preferred Shares which were redeemed on July 26, 2017), our quarterly distribution to our preferred shareholders is expected to be approximately $56.9 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of June 30, 2017, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.4 million of outstanding letters of credit which limits our borrowing capacity to $484.6 million.  As of July 28, 2017, we had borrowed an additional $55.2 million on our revolving line of credit, thereby reducing our available borrowing capacity by that amount.  Over the long-term, we expect to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.  We will select among these sources of capital based upon availability, relative cost, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As of June 30, 2017, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $885.0 million.  Our capital resources include: (i) $358.3 million of cash as of June 30, 2017, (ii) $484.6 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $376.2 million of remaining spend on our current development pipeline, (ii) $47.1 million in property acquisitions currently under contract, (iii) $1.7 million in principal repayments on existing debt, and (iv) $460.0 million for the redemption of our Series S Preferred Shares on July 26, 2017.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of June 30, 2017, our outstanding debt totaled approximately $420.8 million, consisting of $30.1 million of secured debt and $390.7 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2017	$857
2018	11,241
2019	1,505
2020	1,585
2021	1,503
Thereafter	404,087
$420,778

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

Capital expenditures totaled $53.5 million in the six months ended June 30, 2017 and are expected to be approximately $120 million for the year ending December 31, 2017.  For the last four years, capital expenditures have ranged between approximately $0.45 and $0.60 per net rentable square foot per year.

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

Distributions paid during the six months ended June 30, 2017 totaled $818.0 million, consisting of $121.4 million to preferred shareholders and $696.6 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2017,  excluding our Series S Preferred Shares redeemed on July 26, 2017, to be approximately $227.8 million per year.

On July 26, 2017, our Board declared a regular common quarterly dividend of $2.00 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $7.0 million per year in distributions to noncontrolling interests outstanding at June 30, 2017.

Real Estate Investment Activities: Subsequent to June 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) seven self-storage facilities for $47.1 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2017 we had development and redevelopment projects at a total cost of approximately $658.6 million.  A total of $282.4 million of these costs were incurred through June 30, 2017, with the remaining cost to complete of $376.2 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities:  Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  On July 26, 2017, we redeemed at par our 5.90% Series S Preferred Shares with $460.0 million outstanding.  As of July 28, 2017, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.75% Series T Preferred Shares, with $462.5 million outstanding and our 5.625% Series U Preferred Shares, with $287.5 million outstanding.  On September 20, 2017, our 5.375% Series V Preferred Shares with $495.0 million outstanding become redeemable.  Redemption of such preferred shares will depend upon many factors.   None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended June 30, 2017, we did not repurchase any of our common shares.  From the inception of the repurchase program through July 28, 2017, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2017 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
	Total	of 2017	2018	2019	2020	2021	Thereafter
Mortgage notes (1)	$35,017	$1,478	$12,601	$2,316	$2,316	$2,135	$14,171

Senior unsecured notes (2)	452,171	3,886	7,772	7,772	7,772	7,772	417,197

Preferred shares called
for redemption (3)	461,885	461,885	-	-	-	-	-

Operating leases (4)	88,775	2,195	4,416	4,369	4,363	4,357	69,075

Construction commitments (5)	199,152	159,322	39,830	-	-	-	-

Total	$1,237,000	$628,766	$64,619	$14,457	$14,451	$14,264	$500,443

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 5 to our June 30, 2017 financial statements for additional information on our notes payable.

(2)Reflects interest and principal on €342.0 million of Euro-denominated senior unsecured notes.  See Note 5 to our June 30, 2017 financial statements for further information on our senior unsecured notes.

(3)Represents the liquidation amount including accrued dividends for our Series S Preferred Shares which were redeemed on July 26, 2017.

(4)Represents future contractual payments on land, equipment and office space under various operating leases.

(5)Represents future expected development spending that was under contract at June 30, 2017.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2017 (excluding the Series S Preferred Shares which were redeemed on July 26, 2017), to be approximately $227.8 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2017, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $420.8 million and represents 4.6% of the book value of our equity at June 30, 2017.

We have foreign currency exposure at June 30, 2017 related to i) our investment in Shurgard Europe, with a book value of $304.2 million and ii) €342.0 million ($390.7  million) of Euro-denominated senior unsecured notes payable.

The fair value of our fixed rate debt at June 30, 2017 is approximately $433.4 million.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.1% at June 30, 2017.  See Note 5 to our June 30, 2017 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total

Fixed rate debt	$857	$11,241	$1,505	$1,585	$1,503	$404,087	$420,778

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through July 28, 2017, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2017.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended June 30, 2017.

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
DATED: July 28, 2017 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1

Articles Supplementary for the 5.15% Cumulative Preferred Shares of Beneficial Interest, Series F, (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2017 and incorporated herein by reference).

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