Form 10-Q
period 2017-09-30
Public Storage
filed 2017-11-01
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 30, 2017:

Common Shares of beneficial interest, $.10 par value per share – 174,041,219 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2017 and December 31, 2016	1

	Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016	3

	Statement of Equity for the Nine Months ended September 30, 2017	4

	Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016	5-6

	Condensed Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54-55

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	56

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)

Cash and cash equivalents	$694,233	$183,688
Real estate facilities, at cost:
Land	3,851,679	3,781,479
Buildings	10,518,224	10,181,750
	14,369,903	13,963,229
Accumulated depreciation	(5,585,825)	(5,270,963)
	8,784,078	8,692,266
Construction in process	221,970	230,310
	9,006,048	8,922,576

Investments in unconsolidated real estate entities	726,168	689,207
Goodwill and other intangible assets, net	205,868	212,719
Other assets	133,377	122,148
Total assets	$10,765,694	$10,130,338

LIABILITIES AND EQUITY

Notes payable	$1,425,854	$390,749
Accrued and other liabilities	380,420	297,935
Total liabilities	1,806,274	688,684

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (174,700 at
December 31, 2016), at liquidation preference	4,025,000	4,367,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,738,808 shares issued and outstanding (173,288,787 shares at
December 31, 2016)	17,374	17,329
Paid-in capital	5,631,049	5,609,768
Accumulated deficit	(662,360)	(487,581)
Accumulated other comprehensive loss	(74,873)	(95,106)
Total Public Storage shareholders’ equity	8,936,190	9,411,910
Noncontrolling interests	23,230	29,744
Total equity	8,959,420	9,441,654
Total liabilities and equity	$10,765,694	$10,130,338

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Self-storage facilities	$646,238	$623,157	$1,878,215	$1,792,130
Ancillary operations	40,123	39,991	118,005	116,992
	686,361	663,148	1,996,220	1,909,122

Expenses:
Self-storage cost of operations	173,315	165,905	516,488	483,455
Ancillary cost of operations	17,304	12,722	39,611	40,462
Depreciation and amortization	113,320	109,432	334,426	321,573
General and administrative	22,311	22,140	62,331	63,508
	326,250	310,199	952,856	908,998

Operating income	360,111	352,949	1,043,364	1,000,124
Interest and other income	4,569	3,750	12,722	11,614
Interest expense	(2,389)	(1,221)	(4,553)	(3,310)
Equity in earnings of unconsolidated real estate entities	17,218	17,237	57,235	41,628
Foreign currency exchange loss	(13,446)	(3,665)	(44,452)	(5,987)
Casualty loss	(7,789)	-	(7,789)	-
Gain on real estate investment sales	-	-	975	689
Net income	358,274	369,050	1,057,502	1,044,758
Allocation to noncontrolling interests	(1,600)	(1,745)	(4,684)	(4,921)
Net income allocable to Public Storage shareholders	356,674	367,305	1,052,818	1,039,837
Allocation of net income to:
Preferred shareholders - distributions	(61,055)	(57,178)	(182,457)	(178,666)
Preferred shareholders - redemptions (Note 8)	(14,692)	-	(29,330)	(26,873)
Restricted share units	(1,210)	(1,170)	(3,502)	(3,231)
Net income allocable to common shareholders	$279,717	$308,957	$837,529	$831,067
Net income per common share:
Basic	$1.61	$1.78	$4.83	$4.80
Diluted	$1.61	$1.78	$4.81	$4.78

Basic weighted average common shares outstanding	173,715	173,108	173,560	173,057
Diluted weighted average common shares outstanding	174,240	173,848	174,128	173,899

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2017		2016	2017	2016

Net income	$358,274	$369,050	$1,057,502	$1,044,758
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(6,176)	(8,341)	(24,219)	(20,165)
Adjust for aggregate foreign currency exchange
gain in equity in earnings of unconsolidated
real estate entities	-	-	-	(941)
Adjust for aggregate foreign currency exchange
loss included in net income	13,446	3,665	44,452	5,987
Other comprehensive income (loss)	7,270	(4,676)	20,233	(15,119)
Total comprehensive income	365,544	364,374	1,077,735	1,029,639
Allocation to noncontrolling interests	(1,600)	(1,745)	(4,684)	(4,921)
Comprehensive income allocable to
Public Storage shareholders	$363,944	$362,629	$1,073,051	$1,024,718

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2016	$4,367,500	$17,329	$5,609,768	$(487,581)	$(95,106)	$9,411,910	$29,744	$9,441,654
Issuance of 23,200 preferred shares (Note 8)	580,000	-	(18,823)	-	-	561,177	-	561,177
Redemption of 36,900 preferred shares (Note 8)	(922,500)	-	-	-	-	(922,500)	-	(922,500)
Issuance of common shares in connection with
share-based compensation (450,021 shares) (Note 10)	-	45	34,709	-	-	34,754	-	34,754
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	13,096	-	-	13,096	-	13,096
Acquisition of noncontrolling interests	-	-	(7,701)	-	-	(7,701)	(6,724)	(14,425)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,066	1,066
Net income	-	-	-	1,057,502	-	1,057,502	-	1,057,502
Net income allocated to noncontrolling interests	-	-	-	(4,684)	-	(4,684)	4,684	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(182,457)	-	(182,457)	-	(182,457)
Noncontrolling interests	-	-	-	-	-	-	(5,540)	(5,540)
Common shares and restricted share units
($6.00 per share)	-	-	-	(1,045,140)	-	(1,045,140)	-	(1,045,140)
Other comprehensive income (Note 2)	-	-	-	-	20,233	20,233	-	20,233
Balances at September 30, 2017	$4,025,000	$17,374	$5,631,049	$(662,360)	$(74,873)	$8,936,190	$23,230	$8,959,420

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2017		2016
Cash flows from operating activities:
Net income	$1,057,502	$1,044,758
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(975)	(689)
Casualty loss	7,789	-
Depreciation and amortization	334,426	321,573
Equity in earnings of unconsolidated real estate entities	(57,235)	(41,628)
Distributions from retained earnings of unconsolidated
real estate entities	39,887	72,461
Foreign currency exchange loss	44,452	5,987
Share-based compensation expense	25,505	26,845
Other	51,168	50,733
Total adjustments	445,017	435,282
Net cash provided by operating activities	1,502,519	1,480,040
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(84,797)	(62,032)
Construction in process	(240,482)	(190,412)
Acquisition of real estate facilities and intangible assets	(81,676)	(257,650)
Distributions in excess of retained earnings from
unconsolidated real estate entities	-	67,420
Proceeds from sale of real estate investments	5,596	998
Other	4,162	(13,883)
Net cash used in investing activities	(397,197)	(455,559)
Cash flows from financing activities:
Repayments on notes payable	(1,267)	(19,995)
Issuance of notes payable	992,129	113,620
Issuance of preferred shares	561,177	798,128
Issuance of common shares	34,754	14,191
Redemption of preferred shares	(922,500)	(862,500)
Cash paid upon vesting of restricted share units	(12,409)	(13,604)
Acquisition of noncontrolling interests	(14,425)	-
Contributions by noncontrolling interests	1,066	3,177
Distributions paid to Public Storage shareholders	(1,227,597)	(1,098,763)
Distributions paid to noncontrolling interests	(5,540)	(5,608)
Net cash used in financing activities	(594,612)	(1,071,354)
Net increase (decrease) in cash and cash equivalents	510,710	(46,873)
Net effect of foreign exchange translation on cash and cash equivalents	(165)	(199)
Cash and cash equivalents at the beginning of the period	183,688	104,285
Cash and cash equivalents at the end of the period	$694,233	$57,213

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2017		2016
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(595)	$1,014
Investments in unconsolidated real estate entities	(19,613)	13,074
Notes payable	44,262	5,878
Accumulated other comprehensive loss	(24,219)	(20,165)

Real estate acquired in exchange for assumption of notes payable	-	(12,945)
Notes payable assumed in connection with acquisition of real estate	-	12,945

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	2,272	(5,747)
Construction in process	(10,527)	(13,679)
Accrued and other liabilities	8,255	19,426

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1.Description of the Business

Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”), a Maryland real estate investment trust (“REIT”), was organized in 1980.  Our principal business activities include the ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as merchandise sales and tenant reinsurance to the tenants at our self-storage facilities, as well as the acquisition and development of additional self-storage space.

At September 30, 2017,  we have direct and indirect equity interests in 2,374 self-storage facilities (with approximately 157 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 219 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At September 30, 2017, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim financial statements.  Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest.  We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE.  We have no involvement with any material VIEs.  We consolidate all other entities when we control them through voting shares or contractual rights.  The entities we consolidate, for the period in which the reference applies, are referred to collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.

We account for our investments in entities that we do not consolidate but have significant influence over using the equity method of accounting.  These entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”, eliminating intra-entity profits and losses

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Collectively, at September 30, 2017, the Company and the Subsidiaries own 2,362 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At September 30, 2017, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2017, we had no tax benefits that were not recognized.

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

September 30, 2017

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

At September 30, 2017, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Goodwill totaled $174.6 million at September 30, 2017 and December 31, 2016.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2017 and December 31, 2016.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At September 30, 2017, these intangibles had a net book value of $12.5 million ($19.3 million at December 31, 2016).  Accumulated amortization totaled $31.3 million at September 30, 2017 ($54.0 million at December 31, 2016), and amortization expense of $11.9 million and $15.8 million was recorded in the nine months ended September 30, 2017 and 2016, respectively.  The estimated future amortization expense for our finite-lived intangible assets at September 30, 2017 is approximately $2.3 million in the remainder of 2017, $4.0 million in 2018 and $6.2 million thereafter.  During the nine months ended September 30, 2017, intangibles increased $5.1 million in connection with the acquisition of self-storage facilities (Note 3).

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

Casualty Loss

We record casualty losses for a) the book value of assets destroyed and b) incremental repair, clean-up, and other costs associated with the casualty.  Insurance proceeds are recorded as a reduction in casualty loss when all uncertainties of collection are satisfied.  During the three and nine months ended September 30, 2017, we incurred casualty losses totaling $7.8 million, comprised of $3.3 million in book value of assets damaged and $4.5 million in repairs and maintenance incurred in connection with Hurricanes Harvey and Irma.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

We accrue for property tax expense based upon actual amounts billed and, in some circumstances, estimates when bills or assessments have not been received from the taxing authorities.  If these estimates are incorrect, the timing and amount of expense recognition could be incorrect.  Cost of operations (including advertising expenditures), general and administrative expense, and interest expense are expensed as incurred.

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.181 U.S. Dollars per Euro at September 30, 2017 (1.052 at December 31, 2016), and average exchange rates of 1.175 and 1.116 for the three months ended September 30, 2017 and 2016, respectively, and average exchange rates of 1.113 and 1.116 for the nine months ended September 30, 2017 and 2016, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard Europe and our unsecured notes denominated in Euros.

Recently Accounting Pronouncements and Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue to be based upon the consideration expected from customers for promised goods or services.  The FASB also added guidance with respect to the sale of our real estate facilities.  The new standards, effective on January 1, 2018, permit either the retrospective or cumulative effects transition method and allowed for early adoption on January 1, 2017.  We did not early adopt these new standards.  We plan to adopt the new standards in the first quarter of 2018 utilizing the cumulative effects transition method.  We do not believe the new standards will have a material impact on our results of operations or financial condition, primarily because most of our revenue is from rental revenue, which the new standards do not cover, and because we do not provide any material products and services to our customers or sell material amounts of our real estate facilities.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders presented on the face of our income statement, divided by (i) in the case of basic net income per common share, weighted average common shares, and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact, if dilutive, of stock options outstanding (Note 10).  The following table reconciles from basic to diluted common shares outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands)

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,715	173,108	173,560	173,057
Net effect of dilutive stock options -
based on treasury stock method	525	740	568	842
Diluted weighted average common
shares outstanding	174,240	173,848	174,128	173,899

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2017 is as follows:

Nine Months Ended
September 30, 2017
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,963,229
Capital expenditures to maintain real estate facilities	82,525
Acquisitions	76,603
Dispositions	(1,036)
Book value of assets damaged in casualty loss	(8,226)
Developed or redeveloped facilities opened for operation	255,327
Impact of foreign exchange rate changes	1,481
Ending balance	14,369,903
Accumulated depreciation:
Beginning balance	(5,270,963)
Depreciation expense	(319,039)
Dispositions	123
Book value of assets damaged in casualty loss	4,940
Impact of foreign exchange rate changes	(886)
Ending balance	(5,585,825)
Construction in process:
Beginning balance	230,310
Current development	251,009
Developed or redeveloped facilities opened for operation	(255,327)
Dispositions	(4,022)
Ending balance	221,970
Total real estate facilities at September 30, 2017	$9,006,048

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, we acquired 14 self-storage facilities (830,000 net rentable square feet), for a total cost of $81.7 million, in cash.  Approximately $5.1 million of the total cost was allocated to intangible assets.  We completed development and redevelopment activities during the nine months ended September 30, 2017, adding 2.1 million net rentable square feet of self-storage space, at an aggregate cost of $255.3 million.  Construction in process at September 30, 2017 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will add a total of 4.7 million net rentable square feet of storage space at an aggregate estimated cost of approximately $600.2 million.  During the nine months ended September 30, 2017, we sold a parcel of land held for development and other portions of real estate facilities in connection with eminent domain proceedings for a total of approximately $5.9 million in cash proceeds, of which $0.3 million was collected in 2016, and recorded a related gain on real estate investment sales of approximately $1.0 million in the nine months ended September 30, 2017.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2017	December 31, 2016

PSB	$401,577	$402,765
Shurgard Europe	318,162	280,019
Other Investments	6,429	6,423
Total	$726,168	$689,207

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

PSB	$9,261	$10,118	$35,694	$25,318
Shurgard Europe	7,243	6,362	19,484	14,304
Other Investments	714	757	2,057	2,006
Total	$17,218	$17,237	$57,235	$41,628

During the nine months ended September 30, 2017 and 2016, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $39.9 million and $139.9 million, respectively.  For the nine months ended September 30, 2016, $67.4 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate Entities and are presented as an investing activity on our statement of cash flows.  At September 30, 2017, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $51.0 million ($54.0 million at December 31, 2016).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.0 million and $1.3 million during the nine months ended September 30, 2017 and 2016, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of September 30, 2017 and December 31, 2016, comprised of our ownership of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2017 ($133.50 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.9 billion.  At September 30, 2017, the adjusted tax basis of our investment in PSB was less than its book value of $401.6 million.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2017	2016
	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$300,342	$289,272
Costs of operations	(92,962)	(92,440)
Depreciation and amortization	(70,465)	(74,886)
General and administrative	(7,019)	(11,982)
Other items	(1,131)	(4,567)
Gain on real estate investment sales	5,074	-
Net income	133,839	105,397
Allocations to preferred shareholders and
restricted share unitholders	(45,954)	(41,885)
Net income allocated to common shareholders
and LP Unitholders	$87,885	$63,512

	September 30,	December 31,
	2017	2016
	(Amounts in thousands)

Total assets (primarily real estate)	$2,125,731	$2,119,371
Preferred stock called for redemption	220,000	230,000
Other liabilities	82,618	78,657
Equity:
Preferred stock	889,750	879,750
Common equity and LP units	933,363	930,964

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

Changes in foreign currency exchange rates increased our investment in Shurgard Europe by approximately $19.6 million and decreased it by $13.1 million in the nine months ended September 30, 2017 and 2016, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2017	2016
	(Amounts in thousands)
For the nine months ended September 30,
Self-storage and ancillary revenues	$194,973	$189,837
Self-storage and ancillary cost of operations	(72,233)	(73,456)
Depreciation and amortization	(45,194)	(49,933)
General and administrative	(8,971)	(10,951)
Interest expense on third party debt	(15,465)	(15,615)
Trademark license fee payable to Public Storage	(1,947)	(1,908)
Income tax expense	(12,622)	(8,807)
Foreign exchange loss	(725)	(1,883)

Net income	$37,816	$27,284
Average exchange rates of Euro to the U.S. Dollar	1.113	1.116

	September 30,	December 31,
	2017	2016
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,424,695	$1,261,912
Total debt to third parties	719,082	666,926
Other liabilities	136,947	106,916
Equity	568,666	488,070

Exchange rate of Euro to U.S. Dollar	1.181	1.052

Other Investments

At September 30, 2017 and December 31, 2016, the “Other Investments” include an average 26% common equity ownership in limited partnerships that collectively own 12 self-storage facilities and have no debt.  In the nine months ended September 30, 2016, we sold one of the Other Investments resulting in a $689,000 gain on real estate investment sales on our income statement.  In the nine months ended September 30, 2017 and 2016, the Other Investments had $11.9 million and $11.8 million, respectively, in self-storage revenues, $3.7 million and $3.5 million, respectively, in self-storage operating expenses, $195,000 and $396,000, respectively, in depreciation expense, and $81,000 and $50,000, respectively, in general and administrative and other expenses (amounts represent 100% of the operations of these entities, not our pro rata share).

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at September 30, 2017).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at September 30, 2017).  At September 30, 2017 and October 31, 2017, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $18.7 million at September 30, 2017 ($15.2 million at December 31, 2016).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2017.

6.Notes Payable

Our notes payable at September 30, 2017 and December 31, 2016 are set forth in the table below:

			Amounts at September 30, 2017
	Coupon	Effective		Unamortized	Book	Fair	Book Value at
	Rate	Rate	Principal	Costs	Value	Value	December 31, 2016
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022
issued September 2017	2.370%	2.483%	$500,000	$(2,607)	$497,393	$498,604	$-
Notes due September 2027
issued September 2017	3.094%	3.218%	500,000	(5,264)	494,736	498,042	-
			1,000,000	(7,871)	992,129	996,646	-

Euro Denominated Unsecured Debt
Notes due April 2024
€100.0 million issued 4/2016	1.540%	1.540%	118,145	-	118,145	123,315	105,203
Notes due November 2025
€242.0 million issued 11/2015	2.175%	2.175%	285,927	-	285,927	302,822	254,607
			404,072	-	404,072	426,137	359,810
Mortgage Debt, secured by 30 real estate
facilities with a net book value
of $119.0 million	4.064%	4.005%	29,653	-	29,653	30,618	30,939

			$1,433,725	$(7,871)	$1,425,854	$1,453,401	$390,749

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

U.S. Dollar Denominated Unsecured Debt

On September 18, 2017, we issued, in a public offering, two tranches each totaling $500.0 million of U.S. Dollar denominated unsecured notes (the “U.S. Dollar Notes”).  In connection with the offering, we incurred a total of $7.9 million in costs, which is reflected as a reduction in the principal amount and amortized, using the effective interest method, over the term of each respective note.  Interest on the U.S. Dollar Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2018.

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at September 30, 2017.  Included in these covenants are a) a maximum Debt to Total Assets of 65%  (4.4% at September 30, 2017) and b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (361.3x for the twelve months ended September 30, 2017) as well as covenants limiting our ability to encumber our properties with mortgage debt.  These terms and all of the covenants are defined more fully in the related prospectus.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) is payable to institutional investors.  €100.0 million of the Euro Notes were issued on April 12, 2016 for $113.6 million in net proceeds.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at September 30, 2017.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange loss” on our income statement (losses of $13.4 million and $44.5 million for the three and nine months ended September 30, 2017, respectively, as compared to losses of $3.7 million and $6.0 million for the same periods in 2016, respectively).

Mortgage Debt

Our mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  Our mortgage debt has fixed rates of interest and are non-recourse.

At September 30, 2017, approximate principal maturities of our Unsecured Debt and Mortgage Debt are (amounts in thousands):

	Unsecured	Mortgage
	Debt	Debt	Total
Remainder of 2017	$-	$432	$432
2018	-	11,241	11,241
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
2022	500,000	2,071	502,071
Thereafter	904,072	11,316	915,388
	$1,404,072	$29,653	$1,433,725
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $7.7 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively.  Interest capitalized as real estate totaled $3.1 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

7.Noncontrolling Interests

At September 30, 2017, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 11 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At September 30, 2017, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the nine months ended September 30, 2017 and 2016, we allocated a total of $4.7 million and $4.9 million, respectively, of income to these interests; and we paid $5.5 million and $5.6 million, respectively, in distributions to these interests.

During the nine months ended September 30, 2017, we acquired Noncontrolling Interests for $14.4 million (none in the nine months ended September 30, 2016), in cash, of which $7.7 million was allocated to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests.  During the nine months ended September 30, 2017 and 2016, Noncontrolling Interests contributed $1.1 million and $3.2 million, respectively.

8.Shareholders’ Equity

Preferred Shares

At September 30, 2017 and December 31, 2016, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2017		At December 31, 2016
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series S	1/12/2017	5.900%	-	$-	18,400	$460,000
Series T	3/13/2017	5.750%	-	-	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	-	-
Series G	8/9/2022	5.050%	12,000	300,000	-	-
Total Preferred Shares			161,000	$4,025,000	174,700	$4,367,500

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At September 30, 2017, there were no dividends in arrears.

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

During the nine months ended September 30, 2016, we redeemed our Series Q and Series R Preferred Shares at par, for a total of $862.5 million, before payment of accrued dividends.  We recorded $26.9 million in allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2016 in connection with these redemptions.

On June 2, 2017, we issued 11.2 million depositary shares, each representing 1/1,000 of a share of our 5.150% Series F Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $280.0 million in gross proceeds, and we incurred $8.9 million in issuance costs.

On August 9, 2017, we issued 12.0 million depositary shares, each representing 1/1,000 of a share of our 5.050% Series G Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $300.0 million in gross proceeds, and we incurred $9.9 million in issuance costs.

In June 2017, we called for redemption of, and on July 26, 2017, we redeemed our 5.900% Series S Preferred Shares, at par.  We recorded a $14.6 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2017 in connection with this redemption.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In August 2017, we called for redemption of, and on September 28, 2017, we redeemed our 5.750% Series T Preferred Shares, at par.  We recorded a $14.7 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2017 in connection with this redemption.

Common Shares

Common share dividends, including amounts paid to our restricted share unitholders, totaled $348.6 million ($2.00 per share) and $312.5 million ($1.80 per share) for the three months ended September 30, 2017 and 2016, respectively, and $1.0 billion ($6.00 per share) and $920.1 million ($5.30 per share) for the nine months ended September 30, 2017 and 2016, respectively.  Preferred share dividends totaled $61.1 million and $57.2 million for the three months ended September 30, 2017 and 2016, respectively, and $182.5 million and $178.7 million for the nine months ended September 30, 2017 and 2016, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at September 30, 2017.

At September 30, 2017, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 57 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $752,000 and $606,000 for the nine months ended September 30, 2017 and 2016, respectively. Our right to continue receiving these premiums may be qualified.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock, and (iv) it is probable that any performance conditions will be met.

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

September 30, 2017

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

For the three and nine months ended September 30, 2017, we recorded $2.3 million and $5.1 million, respectively, in compensation expense related to stock options, as compared to $1.3 million and $3.2 million, for the same periods in 2016.  Amounts for the nine months ended September 30, 2017 reflect a reduction in compensation expense of $0.8 million related to stock options forfeited during the period.

During the nine months ended September 30, 2017,  1,076,000 stock options were granted, 386,643 options were exercised and 200,000 options were forfeited.  A total of 2,484,797 stock options were outstanding at September 30, 2017  (1,995,440 at December 31, 2016).

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

During the nine months ended September 30, 2017,  198,427 RSUs were granted, 77,138 RSUs were forfeited and 114,181 RSUs vested.  This vesting resulted in the issuance of 63,378 common shares.  In addition, tax deposits totaling $12.4 million ($13.6 million for the same period in 2016) were made on behalf of employees in exchange for 50,803 common shares withheld upon vesting.  A total of 703,749 RSUs were outstanding at September 30, 2017  (696,641 at December 31, 2016).

A total of $10.7 million and $21.1 million in RSU expense was recorded for the three and nine months ended September 30, 2017, which includes approximately $0.1 million and $0.7 million in employer taxes incurred upon vesting, as compared to $10.2 million and $24.7 million for the same periods in 2016,  which includes approximately $40,000 and $1.1 million, respectively, in employer taxes incurred upon vesting.  Amounts for the nine months ended September 30, 2017 reflect a reduction in RSU expense of $4.6 million related to RSUs forfeited during the period.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

Investment in PSB

This segment represents our 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial space.  PSB has a separate management team that makes its financing, capital allocation, and other significant decisions.  In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the SEC, and is included in Note 4.  The segment presentation in the tables below includes our equity earnings from PSB.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended September 30, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$646,238	$-	$-	$-	$-	$646,238
Ancillary operations	-	40,123	-	-	-	40,123
	646,238	40,123	-	-	-	686,361

Cost of operations:
Self-storage operations	173,315	-	-	-	-	173,315
Ancillary operations	-	17,304	-	-	-	17,304
	173,315	17,304	-	-	-	190,619

Net operating income:
Self-storage operations	472,923	-	-	-	-	472,923
Ancillary operations	-	22,819	-	-	-	22,819
	472,923	22,819	-	-	-	495,742

Other components of net income (loss):
Depreciation and amortization	(113,320)	-	-	-	-	(113,320)
General and administrative	-	-	-	-	(22,311)	(22,311)
Interest and other income	-	-	-	-	4,569	4,569
Interest expense	-	-	-	-	(2,389)	(2,389)
Equity in earnings of
unconsolidated real estate entities	-	-	9,261	7,243	714	17,218
Foreign currency exchange loss	-	-	-	-	(13,446)	(13,446)
Casualty loss	-	-	-	-	(7,789)	(7,789)
Net income (loss)	$359,603	$22,819	$9,261	$7,243	$(40,652)	$358,274

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Nine months ended September 30, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,878,215	$-	$-	$-	$-	$1,878,215
Ancillary operations	-	118,005	-	-	-	118,005
	1,878,215	118,005	-	-	-	1,996,220

Cost of operations:
Self-storage operations	516,488	-	-	-	-	516,488
Ancillary operations	-	39,611	-	-	-	39,611
	516,488	39,611	-	-	-	556,099

Net operating income:
Self-storage operations	1,361,727	-	-	-	-	1,361,727
Ancillary operations	-	78,394	-	-	-	78,394
	1,361,727	78,394	-	-	-	1,440,121

Other components of net income (loss):
Depreciation and amortization	(334,426)	-	-	-	-	(334,426)
General and administrative	-	-	-	-	(62,331)	(62,331)
Interest and other income	-	-	-	-	12,722	12,722
Interest expense	-	-	-	-	(4,553)	(4,553)
Equity in earnings of
unconsolidated real estate entities	-	-	35,694	19,484	2,057	57,235
Foreign currency exchange loss	-	-	-	-	(44,452)	(44,452)
Casualty loss	-	-	-	-	(7,789)	(7,789)
Gain on real estate investment sales	-	-	-	-	975	975
Net income (loss)	$1,027,301	$78,394	$35,694	$19,484	$(103,371)	$1,057,502

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

September 30, 2017

(Unaudited)

12.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Our deductible for general liability is $2.0 million per occurrence.  Our annual deductibles for property losses are $25.0 million for first occurrence with an aggregate of $35.0 million for two occurrences and $5.0 million per occurrence thereafter.  Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At September 30, 2017, there were approximately 914,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.8 billion.

13.Subsequent Events

Subsequent to September 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities, with 534,000 net rentable square feet, for $67.8 million.

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

These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except where expressly required by law.  Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our September 30, 2017 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of additional facilities.  Since the beginning of 2015 through September 30, 2017, we acquired a total of 86 facilities with 6.2 million net rentable square feet from third parties for approximately $679.6 million, and since January 1, 2013, we opened newly developed and redeveloped self-storage space for a total cost of $831.2 million, adding approximately 7.5 million net rentable square feet.

Subsequent to September 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities for $67.8 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2017, we had additional development and redevelopment projects which will add approximately 4.7 million net rentable square feet at a total cost of approximately $600.2 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities are beneficial to our business over the long run.  However, in the short run, such activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in the remainder of 2017 and beyond, because of an increased level of net rentable square feet being added to our portfolio due to continued development and redevelopment efforts.

On September 18, 2017, we completed a public offering of $1.0 billion in aggregate principal amount of unsecured notes in two tranches (collectively, the “U.S. Dollar Notes”).  The first tranche of $500.0 million aggregate principal amount bears interest at an annual rate of 2.370%, was issued at par value and matures on September 15, 2022.  The second tranche of $500.0 million aggregate principal amount bears interest at an annual rate of 3.094%, was issued at par value and matures on September 15, 2027.

As of September 30, 2017, our capital resources over the next year are expected to be approximately $1.4 billion which exceeds our current planned capital needs over the next year of approximately $447.8 million.  Our capital resources include: (i) $694.2 million of cash as of September 30, 2017, (ii) $481.3 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $378.3  million of remaining spend on our current development pipeline, (ii) $67.8 million in property acquisitions currently under contract, and (iii) $1.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

In August and September of 2017, due to Hurricanes Harvey and Irma, 115 properties in Houston and 125 properties in Florida were temporarily closed, and we removed 13 of these properties with significant disruptions in ongoing rental operations from our Same Store pool.  We recorded a $7.8 million casualty loss due to damaged buildings and associated expenses, as well as $5.2 million in incremental ancillary cost of operations representing estimated claims costs resulting from the hurricanes with respect to tenants covered under our tenant reinsurance program.  Current loss estimates (including business interruption) are less than our insurance deductibles, as a result, we do not expect to receive any insurance proceeds.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the three and nine months ended September 30, 2017 and 2016

For the three months ended September 30, 2017, net income allocable to our common shareholders was $279.7 million or $1.61 per diluted common share, compared to $309.0 million or $1.78 in 2016 representing a decrease of $29.3 million or $0.17.  The decrease is due primarily to a $14.7 million increase in allocation to our preferred shareholders as a result of redemption activities in the three months ended September 30, 2017, a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma, and a $9.8 million increase in foreign exchange translation losses associated with our euro denominated debt as compared to the same period in 2016.  These amounts were partially offset by a $15.7 million increase in self-storage net operating income (described below).

The $15.7 million increase in self-storage net operating income is a result of a $10.6 million increase in our Same Store Facilities (as defined below) and $5.1 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 2.4% or $13.0 million in the three months ended September 30, 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 1.6% or $2.4 million in the three months ended September 30, 2017 as compared to 2016, due primarily to increased property taxes, repairs and maintenance and payroll.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 321 self-storage facilities acquired, developed or expanded since January 2015.

For the nine months ended September 30 2017, net income allocable to our common shareholders was $837.5  million or $4.81 per diluted common share, compared to $831.1 million or $4.78 in 2016 representing an increase of $6.4 million or $0.03.  The increase is due primarily to a $53.1 million increase in self-storage net operating income and a $15.6 million increase in equity in earnings of real estate entities, offset partially by a $38.5 million increase in foreign exchange translation losses associated with our euro denominated debt as well as a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma.

The $53.1 million increase in self-storage net operating income is a result of a $35.9 million increase in our Same Store Facilities and $17.2 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 3.2% or $51.4 million in the nine months ended September 30, 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.6% or $15.5 million in the nine months ended September 30, 2017 as compared to 2016, due primarily to increased property taxes and advertising and selling costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 321 self-storage facilities acquired, developed or expanded since January 2015.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts.  FFO represents net income before real estate depreciation, which is excluded because it is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical real estate costs and are impacted by historical depreciation.  FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the three months ended September 30, 2017, FFO was $2.35 per diluted common share, as compared to $2.51 for the same period in 2016, representing a decrease of 6.4%, or $0.16 per diluted common share.

For the nine months ended September 30, 2017, FFO was $7.00 per diluted common share, as compared to $6.94 for the same period in 2016, representing an increase of 0.9%, or $0.06 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.61	$1.78	$4.81	$4.78
Eliminate amounts per share excluded from FFO:
Depreciation and amortization allocable to
common shareholders	0.75	0.73	2.21	2.16
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.01)	-	(0.02)	-
FFO per share	$2.35	$2.51	$7.00	$6.94

Computation of FFO per Share:

Net income allocable to common shareholders	$279,717	$308,957	$837,529	$831,067
Eliminate items excluded from FFO:
Depreciation and amortization	113,320	109,432	334,426	321,573
Depreciation from unconsolidated
real estate investments	18,054	18,328	52,635	57,319
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(858)	(884)	(2,657)	(2,642)
Gains on sale of real estate investments,
including our equity share from
investments	-	(78)	(3,077)	(767)
FFO allocable to common shares	$410,233	$435,755	$1,218,856	$1,206,550
Diluted weighted average common shares	174,240	173,848	174,128	173,899
FFO per share	$2.35	$2.51	$7.00	$6.94

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

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change

FFO per share	$2.35	$2.51	(6.4)%	$7.00	$6.94	0.9%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss	0.08	0.02		0.26	0.03
Application of EITF D-42	0.10	-		0.18	0.15
Casualty losses and tenant claims
due to hurricanes	0.07	-		0.07	-
Reversals of accruals on forfeited
executive share-based awards	-	-		(0.03)	-
Other items	0.01	-		-	0.02
Core FFO per share	$2.61	$2.53	3.2%	$7.48	$7.14	4.8%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our September 30, 2017 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,042 facilities that we have owned and operated on a stabilized basis since January 1, 2015 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 11 to our September 30, 2017 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended September 30,		Nine Months Ended September 30,
			Percentage			Percentage
2017		2016	Change	2017	2016	Change
(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$564,394	$551,418	2.4%	$1,644,643	$1,593,209	3.2%
Non Same Store Facilities	81,844	71,739	14.1%	233,572	198,921	17.4%
	646,238	623,157	3.7%	1,878,215	1,792,130	4.8%
Cost of operations:
Same Store Facilities	147,498	145,145	1.6%	441,871	426,370	3.6%
Non Same Store Facilities	25,817	20,760	24.4%	74,617	57,085	30.7%
	173,315	165,905	4.5%	516,488	483,455	6.8%
Net operating income (a):
Same Store Facilities	416,896	406,273	2.6%	1,202,772	1,166,839	3.1%
Non Same Store Facilities	56,027	50,979	9.9%	158,955	141,836	12.1%
Total net operating income	472,923	457,252	3.4%	1,361,727	1,308,675	4.1%

Depreciation and amortization expense:
Same Store Facilities	(88,757)	(89,379)	(0.7)%	(263,095)	(268,124)	(1.9)%
Non Same Store Facilities	(24,563)	(20,053)	22.5%	(71,331)	(53,449)	33.5%
Total depreciation and
amortization expense	(113,320)	(109,432)	3.6%	(334,426)	(321,573)	4.0%

Net income:
Same Store Facilities	328,139	316,894	3.5%	939,677	898,715	4.6%
Non Same Store Facilities	31,464	30,926	1.7%	87,624	88,387	(0.9)%
Total net income	$359,603	$347,820	3.4%	$1,027,301	$987,102	4.1%

Number of facilities at period end:
Same Store Facilities				2,042	2,042	-
Non Same Store Facilities				321	266	20.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				130,264	130,264	-
Non Same Store Facilities				26,463	20,859	26.9%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our September 30, 2017 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 3.4% and 4.1% in the three and nine months ended September 30, 2017 as compared to the same periods in 2016.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2015.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2015, 2016, and 2017.  We believe the Same Store information is used by investors and analysts in a similar manner.  The Same Store pool decreased from 2,055 facilities at June 30, 2017 to 2,042 facilities at September 30, 2017 as a result of damage caused by Hurricanes Harvey and Irma.  The following table summarizes the historical operating results of these 2,042 facilities (130.3 million net rentable square feet) that represent approximately 83% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2017.

Selected Operating Data for the Same Store Facilities (2,042 facilities)
Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$539,165	$525,719	2.6%	$1,571,769	$1,520,048	3.4%
Late charges and
administrative fees	25,229	25,699	(1.8)%	72,874	73,161	(0.4)%
Total revenues (a)	564,394	551,418	2.4%	1,644,643	1,593,209	3.2%

Cost of operations:
Property taxes	55,874	53,479	4.5%	167,963	160,799	4.5%
On-site property manager
payroll	28,285	27,784	1.8%	82,828	83,022	(0.2)%
Supervisory payroll	9,586	9,449	1.4%	29,499	28,386	3.9%
Repairs and maintenance	11,380	11,042	3.1%	34,360	33,052	4.0%
Utilities	10,611	10,931	(2.9)%	29,973	30,266	(1.0)%
Advertising and selling
expense	6,901	7,693	(10.3)%	21,694	18,558	16.9%
Other direct property costs	14,296	13,917	2.7%	43,418	41,698	4.1%
Allocated overhead	10,565	10,850	(2.6)%	32,136	30,589	5.1%
Total cost of operations (a)	147,498	145,145	1.6%	441,871	426,370	3.6%
Net operating income	416,896	406,273	2.6%	1,202,772	1,166,839	3.1%
Depreciation and
amortization expense	(88,757)	(89,379)	(0.7)%	(263,095)	(268,124)	(1.9)%
Net income	$328,139	$316,894	3.5%	$939,677	$898,715	4.6%

Gross margin (before depreciation
and amortization expense)	73.9%	73.7%	0.3%	73.1%	73.2%	(0.1)%

Weighted average for the period:
Square foot occupancy	94.5%	95.3%	(0.8)%	94.1%	94.8%	(0.7)%

Realized annual rental income per (b):
Occupied square foot	$17.52	$16.95	3.4%	$17.12	$16.43	4.2%
Available square foot	$16.56	$16.14	2.6%	$16.09	$15.56	3.4%

At September 30:
Square foot occupancy				93.2%	94.2%	(1.1)%
Annual contract rent per
occupied square foot (c)				$18.07	$17.59	2.7%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 2.4% and 3.2% in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, due primarily to increases of 3.4% and 4.2% for the respective periods in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from 5.4% in the third quarter of 2016 as compared to the same period in 2015, to 2.4% in the third quarter of 2017 as compared to the same period in 2016.  We are experiencing softness in demand in substantially all of our major markets, which has led to lower move-in volumes combined with a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, and New York, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy was 94.5% and 94.1% during the three and nine months ended September 30, 2017 and 2016, respectively, as compared to 95.3% and 94.8% during the same periods in 2016.  At September 30, 2017, occupancy was 1.1% lower than the occupancy at September 30, 2016.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in the three and nine months ended September 30, 2017 have been similar to the same periods in 2016, and we expect rate increases to existing tenants in the remainder of 2017 to be similar to the same period in 2016.

Annual contract rent per occupied foot increased 2.7% from September 30, 2016 to September 30, 2017, as compared to a 4.9% increase from December 31, 2015 to December 31, 2016.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in average contract rent per occupied foot to 2.7% from 4.9% is due primarily to a greater degree of rent roll down.

During the three months ended September 30, 2017,  the contract rent for tenants who moved in decreased 0.7% to $15.07 per foot as compared to $15.18 for the same period in 2016, and the contract rent for tenants who moved out increased 1.9% to $16.50 per foot as compared to $16.20 per foot for the same period in 2016.  During the nine months ended September 30, 2017, the contract rent for tenants who moved in decreased 0.7% to $14.81 per foot as compared to $14.91 per foot for the same period in 2016, and the contract rent for tenants who moved out increased 2.8% to $16.08 per foot as compared to $15.64 per foot for the same period in 2016.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $23.2 million and $64.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $24.7 million and $66.8 million for the same periods in 2016.

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

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet, and (ii) reducing rental rates and continuing to offer promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions may have a negative impact on our revenue trends due to less growth in initial rental rates and increased promotional discounts.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.6% and 3.6% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  The increase during the three month period is due primarily to increased property tax expense partially offset by a decrease in advertising and selling expense, while the increase for the nine month period is due primarily to increased property tax expense and advertising and selling expense.

Property tax expense increased 4.5% in each of the three and nine month periods ended September 30, 2017 as compared to the same periods in 2016, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% in the remainder of 2017 due primarily to higher assessed values.

On-site property manager payroll expense increased 1.8% in the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher wage rates.  On-site property manager payroll expense was flat in the nine months ended September 30, 2017 as compared to the same period in 2016.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2017.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.4% and 3.9% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due primarily to wage rate increases and increased headcount.  We expect greater than inflationary increases in wage rates and increased headcount for the remainder of 2017.

Repairs and maintenance expense increased 3.1% and 4.0% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  Repair and maintenance costs include snow removal expense totaling $2.2 million and $3.4 million in the nine months ended September 30, 2017 and

2016, respectively.  Excluding snow removal costs, repairs and maintenance increased 8.2% in the nine months ended September 30, 2017, as compared to the same period in 2016.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 2.9% and 1.0% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses decreased 10.3% in the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to reduced television advertising offset partially by increased Internet marketing; and increased 16.9% in the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to increased Internet marketing and television advertising expenditures.  We expect continued increases in advertising and selling expense in the remainder of 2017, with less emphasis on television and more on Internet advertising.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s office.  These costs increased 2.7% and 4.1% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  The increases were due primarily to higher credit card fees due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in the remainder of 2017.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 2.6% in the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to the timing of our annual sales conference.  The last sales conference occurred in the third quarter of 2016, while the next sales conference is not expected to occur until 2018.  Allocated overhead increased 5.1% in the nine months ended September 30, 2017 as compared to the same period in 2016 due to increased headcount offset partially by the timing of our annual sales conference.  We expect similar increases in allocated overhead in the remainder of 2017.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 0.7% and 1.9% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  We expect depreciation to be flat in the remainder of 2017 as compared to the same period in 2016.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2017	$533,706	$546,543	$564,394
2016	$512,971	$528,820	$551,418	$540,147	$2,133,356

Total cost of operations:
2017	$148,032	$146,341	$147,498
2016	$142,437	$138,788	$145,145	$114,154	$540,524

Property taxes:
2017	$55,889	$56,200	$55,874
2016	$53,555	$53,765	$53,479	$31,113	$191,912

Repairs and maintenance:
2017	$11,639	$11,341	$11,380
2016	$11,420	$10,590	$11,042	$11,126	$44,178

Advertising and selling expense:
2017	$6,741	$8,052	$6,901
2016	$5,187	$5,678	$7,693	$7,266	$25,824

REVPAF:
2017	$15.65	$16.05	$16.56
2016	$15.01	$15.52	$16.14	$15.83	$15.63

Weighted average realized annual rent per occupied square foot:
2017	$16.83	$17.00	$17.52
2016	$16.04	$16.29	$16.95	$16.89	$16.54

Weighted average occupancy levels for the period:
2017	93.1%	94.6%	94.5%
2016	93.6%	95.4%	95.3%	93.8%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (201 facilities)	$85,594	$81,285	5.3%	$248,724	$235,249	5.7%
San Francisco (123 facilities)	47,366	45,710	3.6%	137,525	132,296	4.0%
New York (84 facilities)	36,415	35,505	2.6%	105,801	103,179	2.5%
Chicago (129 facilities)	30,872	31,134	(0.8)%	90,734	90,081	0.7%
Miami (76 facilities)	25,749	25,996	(1.0)%	76,724	75,657	1.4%
Washington DC (84 facilities)	27,657	27,404	0.9%	80,475	79,029	1.8%
Atlanta (98 facilities)	20,997	20,785	1.0%	61,299	59,550	2.9%
Seattle-Tacoma (69 facilities)	21,186	20,333	4.2%	60,821	57,817	5.2%
Houston (74 facilities)	16,978	17,587	(3.5)%	50,605	51,852	(2.4)%
Dallas-Ft. Worth (81 facilities)	17,206	17,171	0.2%	50,476	49,527	1.9%
Philadelphia (56 facilities)	13,987	13,474	3.8%	40,508	38,756	4.5%
West Palm Beach (41 facilities)	12,634	12,350	2.3%	37,361	35,753	4.5%
Orlando-Daytona (62 facilities)	13,060	12,540	4.1%	38,069	36,193	5.2%
Minneapolis-St Paul
(44 facilities)	11,625	11,357	2.4%	33,369	32,413	2.9%
Portland (40 facilities)	9,946	9,716	2.4%	28,975	27,989	3.5%
All other markets
(780 facilities)	173,122	169,071	2.4%	503,177	487,868	3.1%
Total revenues	$564,394	$551,418	2.4%	$1,644,643	$1,593,209	3.2%

Net operating income:
Los Angeles	$71,049	$66,841	6.3%	$205,512	$192,528	6.7%
San Francisco	38,759	37,161	4.3%	111,689	107,213	4.2%
New York	25,732	25,161	2.3%	73,843	72,594	1.7%
Chicago	17,517	17,997	(2.7)%	50,281	50,109	0.3%
Miami	18,115	18,693	(3.1)%	54,308	54,438	(0.2)%
Washington DC	20,929	20,948	(0.1)%	59,989	59,742	0.4%
Atlanta	15,447	15,217	1.5%	44,612	43,320	3.0%
Seattle-Tacoma	16,782	16,095	4.3%	47,536	45,291	5.0%
Houston	11,186	11,874	(5.8)%	33,709	35,487	(5.0)%
Dallas-Ft. Worth	11,565	11,776	(1.8)%	33,685	33,711	(0.1)%
Philadelphia	9,989	9,608	4.0%	28,663	27,359	4.8%
West Palm Beach	9,249	9,081	1.9%	27,279	26,186	4.2%
Orlando-Daytona	9,405	8,853	6.2%	27,291	25,469	7.2%
Minneapolis-St. Paul	8,143	7,901	3.1%	22,823	22,175	2.9%
Portland	7,822	7,575	3.3%	22,438	21,745	3.2%
All other markets	125,207	121,492	3.1%	359,114	349,472	2.8%
Total net operating income	$416,896	$406,273	2.6%	$1,202,772	$1,166,839	3.1%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Weighted average square foot
occupancy:
Los Angeles	95.9%	96.4%	(0.5)%	95.8%	96.0%	(0.2)%
San Francisco	95.6%	96.4%	(0.8)%	95.6%	96.3%	(0.7)%
New York	95.2%	95.3%	(0.1)%	94.4%	94.7%	(0.3)%
Chicago	92.4%	94.0%	(1.7)%	91.7%	92.6%	(1.0)%
Miami	93.5%	95.3%	(1.9)%	93.5%	95.2%	(1.8)%
Washington DC	93.9%	94.6%	(0.7)%	93.2%	93.6%	(0.4)%
Atlanta	94.4%	95.9%	(1.6)%	93.7%	95.1%	(1.5)%
Seattle-Tacoma	96.0%	97.0%	(1.0)%	95.2%	96.4%	(1.2)%
Houston	92.2%	93.2%	(1.1)%	90.8%	92.6%	(1.9)%
Dallas-Ft. Worth	93.7%	95.3%	(1.7)%	93.6%	95.1%	(1.6)%
Philadelphia	95.3%	95.3%	0.0%	94.9%	94.7%	0.2%
West Palm Beach	94.6%	95.3%	(0.7)%	94.6%	95.5%	(0.9)%
Orlando-Daytona	95.4%	95.7%	(0.3)%	95.2%	95.3%	(0.1)%
Minneapolis-St. Paul	94.3%	94.4%	(0.1)%	92.7%	93.2%	(0.5)%
Portland	95.5%	97.1%	(1.6)%	95.7%	97.0%	(1.3)%
All other markets	94.5%	95.1%	(0.6)%	94.0%	94.6%	(0.6)%
Total weighted average
square foot occupancy	94.5%	95.3%	(0.8)%	94.1%	94.8%	(0.7)%

Realized annual rent per
occupied square foot:
Los Angeles	$25.32	$23.91	5.9%	$24.57	$23.17	6.0%
San Francisco	26.04	24.97	4.3%	25.24	24.09	4.8%
New York	25.24	24.57	2.7%	24.68	23.98	2.9%
Chicago	15.70	15.56	0.9%	15.54	15.26	1.8%
Miami	20.11	19.77	1.7%	19.90	19.22	3.5%
Washington DC	21.56	21.16	1.9%	21.06	20.56	2.4%
Atlanta	13.03	12.68	2.8%	12.77	12.22	4.5%
Seattle-Tacoma	19.50	18.50	5.4%	18.82	17.64	6.7%
Houston	13.98	14.14	(1.1)%	14.02	14.00	0.1%
Dallas-Ft. Worth	13.60	13.36	1.8%	13.35	12.89	3.6%
Philadelphia	16.07	15.46	3.9%	15.60	14.95	4.3%
West Palm Beach	18.15	17.50	3.7%	17.84	16.86	5.8%
Orlando-Daytona	13.61	12.94	5.2%	13.22	12.52	5.6%
Minneapolis-St. Paul	14.98	14.58	2.7%	14.60	14.08	3.7%
Portland	19.09	18.32	4.2%	18.52	17.63	5.0%
All other markets	14.30	13.85	3.2%	13.94	13.41	4.0%
Total realized rent per
occupied square foot	$17.52	$16.95	3.4%	$17.12	$16.43	4.2%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
REVPAF:
Los Angeles	$24.29	$23.06	5.3%	$23.55	$22.24	5.9%
San Francisco	24.91	24.06	3.5%	24.13	23.19	4.1%
New York	24.02	23.42	2.6%	23.30	22.70	2.6%
Chicago	14.52	14.62	(0.7)%	14.24	14.12	0.8%
Miami	18.80	18.83	(0.2)%	18.61	18.29	1.7%
Washington DC	20.24	20.01	1.1%	19.63	19.24	2.0%
Atlanta	12.30	12.16	1.2%	11.96	11.62	2.9%
Seattle-Tacoma	18.71	17.94	4.3%	17.92	17.01	5.3%
Houston	12.89	13.18	(2.2)%	12.73	12.97	(1.9)%
Dallas-Ft. Worth	12.75	12.73	0.2%	12.49	12.26	1.9%
Philadelphia	15.31	14.74	3.9%	14.81	14.15	4.7%
West Palm Beach	17.17	16.68	2.9%	16.88	16.10	4.8%
Orlando-Daytona	12.98	12.38	4.8%	12.59	11.93	5.5%
Minneapolis-St. Paul	14.13	13.76	2.7%	13.53	13.12	3.1%
Portland	18.23	17.79	2.5%	17.73	17.11	3.6%
All other markets	13.52	13.18	2.6%	13.11	12.69	3.3%
Total REVPAF	$16.56	$16.14	2.6%	$16.09	$15.56	3.4%

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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2017 represent 321 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2015, or that we did not own as of January 1, 2015.  As a result of the stabilization process and timing of when facilities were newly acquired or development activities were completed, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended September 30,			Nine Months Ended September 30,
FACILITIES	2017	2016	Change	2017	2016	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2017 acquisitions	$1,735	$-	$1,735	$2,873	$-	$2,873
2016 acquisitions	9,297	5,292	4,005	26,909	10,395	16,514
2015 acquisitions	4,281	4,076	205	12,567	11,448	1,119
Developed facilities	11,615	6,579	5,036	29,521	16,030	13,491
Other facilities	54,916	55,792	(876)	161,702	161,048	654
Total revenues	81,844	71,739	10,105	233,572	198,921	34,651

Cost of operations:
2017 acquisitions	633	-	633	1,013	-	1,013
2016 acquisitions	3,364	1,937	1,427	10,348	3,662	6,686
2015 acquisitions	1,401	1,362	39	4,110	3,929	181
Developed facilities	5,466	2,989	2,477	14,460	7,422	7,038
Other facilities	14,953	14,472	481	44,686	42,072	2,614
Total cost of operations	25,817	20,760	5,057	74,617	57,085	17,532

Net operating income:
2017 acquisitions	1,102	-	1,102	1,860	-	1,860
2016 acquisitions	5,933	3,355	2,578	16,561	6,733	9,828
2015 acquisitions	2,880	2,714	166	8,457	7,519	938
Developed facilities	6,149	3,590	2,559	15,061	8,608	6,453
Other facilities	39,963	41,320	(1,357)	117,016	118,976	(1,960)
Net operating income	56,027	50,979	5,048	158,955	141,836	17,119
Depreciation and
amortization expense	(24,563)	(20,053)	(4,510)	(71,331)	(53,449)	(17,882)
Net income	$31,464	$30,926	$538	$87,624	$88,387	$(763)

At September 30:
Square foot occupancy:
2017 acquisitions				89.5%	-	-
2016 acquisitions (a)				89.1%	91.3%	(2.4)%
2015 acquisitions				93.9%	91.2%	3.0%
Developed facilities				64.7%	66.6%	(2.9)%
Other facilities				85.0%	91.5%	(7.1)%
				81.8%	87.6%	(6.6)%
Annual contract rent per
occupied square foot:
2017 acquisitions				$10.15	$-	-
2016 acquisitions (a)				10.10	10.96	(7.8)%
2015 acquisitions				14.06	13.85	1.5%
Developed facilities				13.44	13.90	(3.3)%
Other facilities				17.28	16.98	1.8%
				$14.97	$15.71	(4.7)%

NON SAME STORE	Nine Months Ended September 30,
FACILITIES (Continued)	2017	2016	Change
Number of facilities:
2017 acquisitions	14	-	14
2016 acquisitions	55	32	23
2015 acquisitions	17	17	-
Developed facilities	48	30	18
Other facilities	187	187	-
	321	266	55
Net rentable square feet (in thousands):
2017 acquisitions	830	-	830
2016 acquisitions	4,121	2,329	1,792
2015 acquisitions	1,285	1,285	-
Developed facilities	5,642	3,225	2,417
Other facilities	14,585	14,020	565
	26,463	20,859	5,604

(a)

Contract rents per foot and occupancies at September 30, 2016, representing amounts for the properties we acquired in the first nine months of 2016, are higher than the amounts at September 30, 2017, representing amounts for the properties that we acquired throughout 2016, due primarily to the market mix of properties at each date.

The facilities included above under “2017 acquisitions,” “2016 acquisitions,” and “2015 acquisitions” were acquired at a cost of $81.7 million, $429.1 million, and $168.8 million, respectively.

For the nine months ended September 30, 2017, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2016 and 2015 was 5.1% and 6.7%, respectively.  The yields for the facilities acquired in the nine months ended September 30, 2017 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $640.4 million and redeveloped existing facilities, expanding their square footage, for a total cost of $190.8 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period to reach a stabilized level of cash flows and the cost of capital to fund development, combined with general and administrative expenses associated with development.  We believe this dilution will increase in the remainder of 2017 and beyond, because of an increased level of net rentable square feet being added to our portfolio.

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

As of September 30, 2017, we had development and redevelopment projects which will add approximately 4.7 million net rentable square feet of storage space at a total cost of approximately $600.2 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to September 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities for $67.8 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $24.6 million and $71.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $20.1 million and $53.4 million for the same periods in 2016.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at September 30, 2017, depreciation of buildings and amortization of tenant intangibles is expected to total $19.9 million and $2.3 million, respectively, in the remainder of 2017.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended September 30,				Nine Months Ended September 30,
2017		2016	Change	2017	2016	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$31,175	$30,489	$686	$92,094	$88,960	$3,134
Merchandise	8,948	9,502	(554)	25,911	28,032	(2,121)
Total revenues	40,123	39,991	132	118,005	116,992	1,013

Cost of Operations:
Tenant reinsurance	11,916	6,939	4,977	24,179	23,371	808
Merchandise	5,388	5,783	(395)	15,432	17,091	(1,659)
Total cost of operations	17,304	12,722	4,582	39,611	40,462	(851)

Net income
Tenant reinsurance	19,259	23,550	(4,291)	67,915	65,589	2,326
Merchandise	3,560	3,719	(159)	10,479	10,941	(462)

Total net income	$22,819	$27,269	$(4,450)	$78,394	$76,530	$1,864

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

Tenant reinsurance revenue increased $0.7 million and $3.1 million in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due primarily to an increase in our tenant base due to newly acquired and developed facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the three and nine month periods ended September 30, 2017 include $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma.  Excluding these incremental hurricane related losses, tenant reinsurance cost of operations decreased $0.2 million and $4.4 million in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  These decreases are due primarily to lower claims, primarily water related claims which were elevated in the nine months ended September 30, 2016 due mostly to flooding in Houston and South Carolina.

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

Equity in earnings of unconsolidated real estate entities

At September 30, 2017, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$9,261	$10,118	$(857)	$35,694	$25,318	$10,376
Shurgard Europe	7,243	6,362	881	19,484	14,304	5,180
Other Investments	714	757	(43)	2,057	2,006	51
Total equity in earnings	$17,218	$17,237	$(19)	$57,235	$41,628	$15,607

Investment in PSB: At September 30, 2017 and December 31, 2016, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At September 30, 2017, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had an interest in 395 apartments.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased $0.9 million in the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to our $2.9 million equity share of PSB’s allocation of income to its preferred stockholders in connection with the redemption of preferred stock in September 2017, offset partially by improved real estate facility operating results.  Equity in earnings from PSB increased $10.4 million in the nine months ended September 30, 2017, as compared to the same period in 2016 due primarily to improved real estate facility operating results, reduced depreciation expense, a gain on sale of real estate in the nine month period in 2017, and lower interest expense due to the repayment of debt, offset partially by the allocation of income to preferred stockholders in connection with the redemption of preferred stock as noted above.  See Note 4 to our September 30, 2017 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At September 30, 2017, Shurgard Europe’s operations are comprised of 219 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our September 30, 2017 financial statements for selected financial data on Shurgard Europe for the nine months ended September 30, 2017 and 2016.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

Our equity in earnings from Shurgard Europe increased $0.9 million and $5.2 million in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  The increases are due primarily to improved property operations; the increase for the nine month period also reflects decreased amortization expense associated with tenant intangibles on newly acquired facilities.  For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at exchange rates of approximately 1.181 U.S. Dollars per Euro at September 30, 2017 (1.052 at December 31, 2016), and average exchange rates of 1.175 and 1.116 for the three months ended September 30, 2017 and 2016, respectively, and average exchange rates of 1.113 and 1.116 for the nine months ended September 30, 2017 and 2016, respectively.

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

Unlike our operations in the United States, Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $2.7 million and $6.2 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.5 million and $4.3 million for the same periods in 2016.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended September 30,				Nine Months Ended September 30,
2017		2016	Change	2017	2016	Change

(Amounts in thousands)

Share-based compensation expense	$12,991	$11,416	$1,575	$26,153	$27,899	$(1,746)
Costs of senior executives	419	419	-	5,455	5,635	(180)
Development and acquisition costs	1,655	2,211	(556)	6,844	7,300	(456)
Tax compliance costs and taxes paid	1,063	847	216	3,510	3,052	458
Legal costs	1,500	2,051	(551)	5,181	5,859	(678)
Public company costs	981	916	65	3,129	2,839	290
Other costs	3,702	4,280	(578)	12,059	10,924	1,135
Total	$22,311	$22,140	$171	$62,331	$63,508	$(1,177)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s common share price on the date of grant.  Share-based compensation costs in the nine months ended September 30, 2017 include a $5.4 million reversal of previously amortized costs, due to the forfeiture of share-based compensation resulting from the retirement of certain senior executives in the quarter ended June 30, 2017.  Share-based compensation expense in the last quarter of 2017 is expected to increase modestly from the amounts expensed in the last quarter of 2016.  See Note 10 to our September 30, 2017 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development activities and the acquisition of real estate facilities and varies primarily based upon the level of development activities undertaken.  The amounts in the above table are net of $2.4 million and $6.5 million for the three and nine months ended September 30, 2017, respectively, and $2.2 million and $6.5 million for the same periods in 2016, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to increase modestly in the remainder of 2017.

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

Public company costs represent the incremental costs of operating as a publicly-traded company, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of trustees’ (our “Board”) costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Sarbanes-Oxley Act of 2002.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $2.5 million and $7.8 million for the three and nine months ended September 30, 2017, respectively, as compared to $2.5 million and $8.1 million for the same periods in 2016.  We do not expect any significant changes in interest and other income in the remainder of 2017.

Interest expense:    For the three and nine months ended September 30, 2017, interest expense was $2.4 million and $4.6 million, respectively, as compared to $1.2 million and $3.3 million for the same periods in 2016.  During the three and nine months ended September 30, 2017, we capitalized $1.0 million and $3.1 million, respectively, in interest on our outstanding debt ($1.2 million and $3.9 million for the same periods in 2016).  On September 18, 2017, we completed a public offering of the U.S. Dollar Notes.  The first tranche of $500.0 million aggregate principal amount bears interest at an annual rate of 2.370%, was issued at par value and matures on September 15, 2022.  The second tranche of $500.0 million aggregate principal amount bears interest at an annual rate of 3.094%, was issued at par value and matures on September 15, 2027.  We incurred $1.0 million in interest expense on the U.S. Dollar Notes in the three and nine months ended September 30, 2017.  At September 30, 2017, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our September 30, 2017 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain Loss:  For the three and nine months ended September 30, 2017, we recorded foreign currency translation losses of $13.4 million and $44.5 million, respectively, representing the change in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (losses of $3.7 million and $6.0 million for the same periods in 2016).  The Euro was translated at exchange rates of approximately 1.181 U.S. Dollars per Euro at September 30, 2017, 1.142 at June 30, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Casualty Loss:  The $7.8 million casualty loss on our income statements for the three and nine months ended September 30, 2017 represents $3.3 million resulting from physical damage to our facilities and $4.5 million incurred for repairs, cleanup, and disposal with respect to Hurricanes Harvey and Irma.

Net Income Allocable to Preferred Shareholders:    Net income allocable to preferred shareholders based upon distributions increased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, due primarily to higher outstanding preferred shares offset partially by lower average rates.  We also allocated $14.7 million and $29.3 million in the three and nine months ended September 30, 2017, and $26.9 million in the nine months ended September 30, 2016 (none in the three months ended September 30, 2016), of income from our common shareholders to the holders of our Preferred Shares due to redemptions of preferred securities.  Based upon our preferred shares outstanding at September 30, 2017, our quarterly distribution to our preferred shareholders is expected to be approximately $54.1 million.

Liquidity and Capital Resources

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

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows.  We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s.  Our unsecured debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s.  Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s.  Our credit profile and ratings enables us to effectively access both the public and private capital markets to raise capital.

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of September 30, 2017 and October 31, 2017, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $18.7 million of outstanding letters of credit which limits our borrowing capacity to $481.3 million.

Over the long-term, we expect to fund our capital requirements with retained operating cash flow, the issuance of additional medium or long term debt, and proceeds from the issuance of common and preferred securities.  We will select among these sources of capital based upon availability, relative cost, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As of September 30, 2017, our capital resources over the next year are expected to be approximately $1.4 billion which exceeds our current planned capital needs over the next year of approximately $447.8 million.  Our capital resources include: (i) $694.2 million of cash as of September 30, 2017, (ii) $481.3 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $250.0 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $378.3  million of remaining spend on our current development pipeline, (ii) $67.8 million in property acquisitions currently under contract, and (iii) $1.7 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  We may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of September 30, 2017, our outstanding debt totaled approximately $1.4 billion, consisting of $29.7 million of secured debt, $404.1 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2017	$432
2018	11,241
2019	1,505
2020	1,585
2021	1,503
2022	502,071
Thereafter	915,388
$1,433,725

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

Capital expenditures totaled $82.5 million in the nine months ended September 30, 2017 and are expected to be approximately $120 million for the year ending December 31, 2017.  For the last four years, capital expenditures have ranged between approximately $0.45 and $0.56 per net rentable square foot per year.

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

Distributions paid during the nine months ended September 30, 2017 totaled $1.2 billion, consisting of $182.5 million to preferred shareholders and $1.0 billion to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2017, to be approximately $216.3 million per year.

On October 25, 2017, our Board declared a regular common quarterly dividend of $2.00 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $7.4 million per year in distributions to noncontrolling interests outstanding at September 30, 2017.

Real Estate Investment Activities: Subsequent to September 30, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities for $67.8 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2017 we had development and redevelopment projects at a total cost of approximately $600.2 million.  A total of $221.9 million of these costs were incurred through September 30, 2017, with the remaining cost to complete of $378.3 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities:  Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of October 31, 2017, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares, with $287.5 million outstanding and our 5.375% Series V Preferred Shares with $495.0 million outstanding.  Redemption of such preferred shares will depend upon many factors.   None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended September 30, 2017, we did not repurchase any of our common shares.  From the inception of the repurchase program through October 31, 2017, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2017 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
	Total	of 2017	2018	2019	2020	2021	2022	Thereafter
Interest and principal payments
on debt (1)	$1,713,911	$9,578	$47,965	$37,680	$37,680	$37,492	$535,101	$1,008,415

Operating leases (2)	86,344	1,107	4,401	4,338	4,331	4,384	3,718	64,065

Construction commitments (3)	186,720	149,376	37,344	-	-	-	-	-

Total	$1,986,975	$160,061	$89,710	$42,018	$42,011	$41,876	$538,819	$1,072,480

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at September 30, 2017.  See Note 6 to our September 30, 2017 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various operating leases.

(3)Represents future expected development spending that was under contract at September 30, 2017.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2017 to be approximately $216.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2017, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 16.0% of the book value of our equity at September 30, 2017.

We have foreign currency exposure at September 30, 2017 related to i) our investment in Shurgard Europe, with a book value of $318.2 million and ii) €342.0 million ($404.1 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at September 30, 2017 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at September 30, 2017.  See Note 6 to our September 30, 2017 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2017	2018	2019	2020	2021	2022	Thereafter	Total

Fixed rate debt	$432	$11,241	$1,505	$1,585	$1,503	$502,071	$915,388	$1,433,725

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through October 31, 2017, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2017.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 18,400,000 of our Series S preferred shares in July 2017 and 18,500,000 of our Series T preferred shares in September 2017, at $25.00 per share.  No other preferred redemptions were made during the three months ended September 30, 2017.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1

Articles Supplementary for the 5.05% Cumulative Preferred Shares of Beneficial Interest, Series G, (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 2, 2017 and incorporated herein by reference).

4.1

Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).

4.2

First Supplemental Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2022 Notes and the form of Global Note representing the 2027 Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Income Allocations. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	XBRL Instance Document. Filed herewith.

101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: October 31, 2017 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)