Form 10-K
period 2017-12-31
Public Storage
filed 2018-03-01
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10‑K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017.

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

(818) 244‑8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 5.625% Cumulative Preferred Share, Series U $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.375% Cumulative Preferred Share, Series Y $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.000% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.875% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cumulative Preferred Share, Series B $.01 par value	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.125% Cumulative Preferred Share, Series C $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cumulative Preferred Share, Series D $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cumulative Preferred Share, Series E $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cumulative Preferred Share, Series F $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cumulative Preferred Share, Series G $.01 par value	New York Stock Exchange
Common Shares, $.10 par value	New York Stock Exchange

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

Yes [   ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2017:

Common Shares, $0.10 Par Value Per Share – $31,047,469,000  (computed on the basis of $208.53 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2017).

As of February 26, 2018,  there were 174,215,770 outstanding Common Shares, $.10 par value per share.

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

•	changes in United States (“U.S.”) federal or state tax laws related to the taxation of REITs and other corporations;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;

•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital at a reasonable cost;
•	delays in the development process;
•	ongoing litigation and other legal and regulatory actions which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and
•	economic uncertainty due to the impact of war or terrorism.

These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except when expressly required by law.  Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.

General

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980.

At December 31, 2017, our principal business activities were as follows:

(i)

Self-storage Operations:  We acquire, develop, own and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the U.S.  We have direct and indirect equity interests in 2,386  self-storage facilities that we consolidate (an aggregate of 159 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.  We also own one self-storage facility in London, England which is managed by Shurgard Europe (defined below).

(ii)

Ancillary Operations:  We reinsure policies against losses to goods stored by customers in our self-storage facilities and sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.

(iii)

Investment in PS Business Parks:  We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks.  At December 31, 2017, PSB owns and operates 28.0 million rentable square feet of commercial space.

(iv)

Investment in Shurgard Europe:  We have a 49% equity interest in Shurgard Self Storage Europe Limited (“Shurgard Europe”) which owns 221 self-storage facilities (twelve million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.

We also manage approximately 27 self-storage facilities for third parties.  We are seeking to expand our third-party management operations to further increase our economies of scale and leverage our brand; however, there is no assurance that we will be able to do so.  We also own 0.9 million net rentable square feet of commercial space which is managed primarily by PSB.

For all periods presented herein, we have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur U.S. federal income tax if we distribute 100% of our “REIT taxable income” (generally, net rents and gains from real property, dividends, and interest) each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we met these requirements in all periods presented herein and we expect to continue to elect and qualify as a REIT.

We report annually to the SEC on Form 10-K, which includes financial statements certified by our independent registered public accountants.  We also report quarterly to the SEC on Form 10-Q, which includes unaudited financial statements.  We expect to continue such reporting.

On our website, www.publicstorage.com, we make available, free of charge, our Annual Reports on Form 10- K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Competition

We believe that our customers generally store their goods within a five mile radius of their home or business.  Our facilities compete with nearby self-storage facilities owned by other operators using marketing channels similar to ours, including Internet advertising, signage, and banners and offer services similar to ours.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.  There has been an increase in supply of newly constructed self-storage facilities in several of our markets, most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, and New York.

Ownership and operation of self-storage facilities is highly fragmented.  As the largest owner of self-storage facilities, we believe that we own approximately 7% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 15%, with the remaining 85% owned by numerous regional and local operators.

We generally own facilities in major markets.  We believe that we have significant market share and concentration in major metropolitan centers, with approximately 71% of our 2017 same-store revenues generated in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels.  We believe this is a competitive advantage relative to other self-storage operators, which do not have our geographic concentration and market share.

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

Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:

•

Our Desktop and Mobile Websites:  The online marketing channel is a key source of customers.  Approximately 69% of our move-ins in 2017 were sourced through our websites and we believe that many of our other customers who reserved directly through our call center or arrived at a facility and moved in without a reservation, have reviewed our pricing and availability online through our websites.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update our websites to enhance their productivity.

•

Our Call Center:  Our call center is staffed by skilled sales specialists.  Customers primarily reach our call center by calling our advertised toll-free telephone numbers provided on search engines or our website.  We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to a reservation made on our website enhances our ability to close sales with potential customers.

•

Our Properties:  Customers can also shop at any one of our facilities.  Property managers access the same information that is available on our website and to our call center agents, and can inform the customer of available space at that site or our other nearby storage facilities.  Property managers are trained to maximize the conversion of such “walk in” shoppers into customers.

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

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry, due to our national reach in major markets in 38 states, our highly visible facilities, and our facilities’ distinct orange colored doors and signage.  We believe the “Public Storage” name is one of the most frequently used search terms used by customers using Internet search engines for self-storage.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a well-established and valuable brand in Europe.  We believe that the awareness of our brand name results in a high percentage of potential storage customers considering our facilities relative to other operators.

Marketing and advertising efficiencies: Our major-market concentration relative to the fragmented ownership and operation of the rest of the industry, combined with our well-recognized brand name, improves our prominence in unpaid online search results for self-storage and reduces our average cost per “click” for multiple-keyword advertising.  The large number of facilities we have in major metropolitan centers enables us to efficiently use television advertising from time to time.    Our competitors generally do not use television advertising because they lack the scale in major metropolitan centers.

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

Acquire properties owned by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provides us an advantage in evaluating the potential of acquisition opportunities.  Self-storage owners decide whether to market their facilities for sale based upon many factors, including potential reinvestment returns, expectations of future growth, estimated value, the cost of debt financing, as well as personal considerations.  Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our yield expectations.    During 2017,  2016 and 2015, we acquired 22,  55 and 17 facilities, respectively, from third parties for approximately $150 million, $429 million and  $169 million, respectively, primarily through one to five property portfolio acquisitions.  On December 31, 2017, we acquired the remaining 74.25% of the interests which we did not own in a limited partnership that owns 12 self-storage facilities for a total cost of approximately $136 million.  We will continue to seek to acquire properties in 2018; however, there is significant competition to acquire existing facilities.  As a result, there can be no assurance as to the level of facilities we may acquire.

Develop new self-storage facilities and expansion of existing facilities:  The development of new self-storage locations and the expansion of existing facilities has been an important source of growth.    Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2017, we had a development pipeline to develop new self-storage facilities and, to a lesser extent, expand existing self-storage facilities, which will add approximately 4.6 million net rentable square feet of self-storage space, at a total cost of $613.8 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, challenges in obtaining building permits for self-storage activities in certain municipalities, as well as challenges in sourcing quality construction materials, labor, and design elements.

Participate in the growth of PS Business Parks, Inc.:  Our investment in PSB provides diversification into another asset type.  PSB is a stand-alone public company traded on the NYSE.  As of December 31, 2017, we have a 42% equity interest in PSB.

PSB seeks to grow its asset base in favorable markets as well as increase the cash flows from its existing portfolio.  As of December 31, 2017, PSB owned and operated approximately 28.0 million rentable square feet of commercial space, and had an enterprise value of approximately $5.4 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its preferred stock as of December 31, 2017).

Participate in the growth of Shurgard Europe:  We believe Shurgard Europe is the largest self-storage company in Western Europe.  It owns and operates 221 self-storage facilities with approximately 12 million net rentable square feet in: France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  We own 49% of Shurgard Europe, with the other 51% owned by a large U.S. institutional investor.

Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S.  However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe.  In the long run, we believe Shurgard Europe could capitalize on potential increased demand through the development of new facilities or, to a lesser extent, acquiring existing facilities.  From 2014 through 2017, Shurgard Europe acquired 28 facilities with an approximate 1.4 million net rentable square feet in Germany, the Netherlands, the United Kingdom and France for an aggregate purchase price of approximately $266.0 million.  In addition, from 2014 through 2017,  Shurgard Europe opened six development properties in the United Kingdom containing 507,000 net rentable square feet at a cost of $81.1 million.

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

Sources of capital available to us include retained operating cash flow, the issuance of preferred and common securities, the issuance of medium and long-term debt, joint venture financing and the sale of properties.  We view our line of credit, as well as short-term bank loans, as bridge financing.

Historically, we have financed our cash investment activities primarily with retained operating cash flow and the issuance of preferred securities.  While we have issued common shares, such issuances have been minimal, because preferred securities have had a more attractive cost of capital.  In 2015 and 2016, we issued euro-denominated medium-term debt primarily as a hedge to our euro-denominated investment in Shurgard Europe.  On September 18, 2017, we completed a public offering of $1.0 billion in aggregate principal amount of unsecured notes in two equal tranches (collectively, the “U.S. Dollar Notes”), one maturing in September 2022 bearing interest at 2.370%, and another maturing in September 2027 bearing interest at 3.094%.    While we have increased the level of debt in our capital structure, we expect to continue to remain conservatively capitalized and not subject ourselves to significant refinancing risk.

We do not expect to use joint venture financing or the sale of properties as sources of capital; however, there can be no assurance that we will not.

We select among the sources of capital available to us based upon relative cost, availability, the desire for leverage, as well as intangibles such as covenants in the case of debt.

Retained operating cash flow:  Although we are required to generally distribute 100% of our taxable income to our shareholders, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures.  In recent years, we have retained approximately $200 million to $300 million per year in cash flow.

Preferred equity:  As noted above, we view preferred equity as an important source of capital over the long term.  However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time, particularly so in the last few years.  Since 2013, we have issued preferred securities at fixed rates ranging from 4.900% to 6.375%.  Most recently, in August 2017, we issued $300 million of preferred securities at a fixed rate of 5.050%.  We believe that the market coupon rate of our preferred securities is influenced by long-term interest rates, as well as demand specifically from retail investors.  Institutional investors are generally not buyers of our preferred securities.  At December 31, 2017, we have approximately $4.0 billion in preferred securities outstanding with an average coupon rate of 5.4% and an average market yield of 5.3%.  As of February 28, 2018, we have four series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares, with $287.5 million outstanding, our 5.375% Series V Preferred Shares with $495.0 million outstanding, our 5.200% Series W Preferred Shares with $500.0 million outstanding and our 5.200% Series X Preferred Shares with $225.0 million outstanding.  Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities.  None of our preferred securities are redeemable at the option of the holders.

Medium or long-term debt:  We have broad powers to issue debt to fund our business.  Our corporate credit ratings are “A” by Standard & Poor’s and “A2” by Moody’s.  We believe this high rating, combined with our current level of debt, could allow us to issue additional unsecured debt at lower interest rates than the coupon rates on preferred securities.

At December 31, 2017,  we have $1.0 billion of U.S. Dollar Notes, as noted above, and approximately €342 million of Euro-denominated senior unsecured notes (the “Euro Notes”) outstanding, which were issued to institutional investors in 2015 and 2016.

Common equity:  Except in connection with mergers, most notably a merger in 2006 with Shurgard Storage Centers, we have not raised capital through the issuance of common equity because lower cost alternatives have been available.  However, we believe that the market for our common equity is liquid and, as a result, common equity is a significant potential source of capital.

Bridge financing:  We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing, along with short-term bank loans, until we are able to raise longer-term capital.  As of December 31, 2017, there were no borrowings outstanding on our revolving line of credit and no short-term bank loans.

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

•

Our partial ownership interests primarily reflect general and limited partnership interests in entities that we control that own self-storage facilities that are managed by us under the “Public Storage” brand name in the U.S., as well as storage facilities located in Europe managed by Shurgard Europe under the “Shurgard” brand name.

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

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2017, we had ownership interests in PSB and Shurgard Europe (each discussed above), which we do not control or consolidate.  On December 31, 2017, we acquired the remaining 74.25% of the interests which we did not own in a partnership owning 12 self-storage facilities.

PSB and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  Such debt or other obligations have no recourse to us.  See Note 4 to our December 31, 2017 financial statements for further disclosure regarding the assets, liabilities and operating results of PSB and Shurgard Europe, as well as PSB’s public filings which are available at its website, www.psbusinessparks.com and on the SEC website.

Canadian self-storage facilities owned by Former Chairman and Member of Board of Trustees

At December 31, 2017, B. Wayne Hughes, our former Chairman and his daughter, Tamara Hughes Gustavson, a member of our Board of Trustees together owned and controlled 58 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.1 million, $848,000 and $562,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Our right to continue receiving these premiums may be qualified.

Limitations on Debt

Our revolving credit facility, U.S. Dollar Notes and Euro Notes contain various customary financial covenants, including limitations on our ability to encumber our properties with mortgages and limitations on the level of indebtedness.  We believe we were in compliance with each of these covenants as of December 31, 2017.

Employees

We had approximately 5,600 employees in the U.S. at December 31, 2017 who are engaged primarily in property operations.

Seasonality

We experience minor seasonal fluctuations in the demand for self-storage space, with demand and rental rates generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months.

Insurance

We have historically carried property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Our deductible for general liability is $2.0 million per occurrence.  Our annual deductibles for property losses are $25.0 million for first occurrence with an aggregate of $35.0 million for multiple occurrences and $5.0 million per occurrence thereafter.  Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence.  The program is subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At December 31, 2017, there were approximately 900,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.8 billion.

ITEM 1A.  Risk Factors

In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company.  This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Item 1, “Business.”

We have significant exposure to real estate risk.

Since our business consists primarily of acquiring and operating real estate, we are subject to the risks related to the ownership and operation of real estate that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results, cash flow available for distribution or reinvestment, and our stock price:

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 13 to our December 31, 2017 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on the U.S. economy, reducing storage demand.

Operating costs, including property taxes, could increase.  We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, changes to governmental safety and real estate use limitations, as well as other governmental actions.  Our property tax expense, which totaled approximately $236.4 million during the year ended December 31, 2017, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted.

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

Development of self-storage facilities can subject us to risks.  At December 31, 2017, we have a pipeline of development projects totaling $614 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

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

We are not aware of any environmental contamination or moisture infiltration related liabilities that could be material to our overall business, financial condition, or results of operation.  However, we may not have detected all material liabilities, we could acquire properties with material undetected liabilities, or new conditions could arise or develop at our properties, any of which would result in a cash settlement or adversely affect our ability to sell, lease, operate, or encumber affected facilities.

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

We own a 49% equity interest in Shurgard Europe, with our investment having a $324 million book value at December 31, 2017, and $25.9 million in equity in earnings in 2017.  As a result, we are exposed to additional risks related to international operations that may adversely impact our business and financial results, including the following:

•	Currency risks: Currency fluctuations can impact the fair value of our equity investment in Shurgard Europe, as well as future repatriation of cash.
•	Legislative, tax, and regulatory risks: We are subject to complex foreign laws and regulations related to 13

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

•

Impediments of Shurgard Europe’s joint venture structure:  Shurgard Europe’s strategic decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, as well as selling or acquiring significant assets, require the consent of our joint venture partner.  As a result, Shurgard Europe may be precluded from taking advantage of opportunities that we would find attractive but that we may not be able to pursue economically outside the joint venture.  In addition, our 49% equity investment may not be easily sold or readily accepted as collateral by potential lenders to Public Storage due to the joint venture structure.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2017, B. Wayne Hughes, our former Chairman and his family, which includes his daughter, Tamara Hughes Gustavson and his son, B. Wayne Hughes, Jr., who are both members of our Board of Trustees (collectively, the “Hughes Family”), owned approximately 14.3% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares. Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

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

•

To protect against the loss of our REIT status due to concentration of ownership levels, our declaration of trust generally limits the ability of a person, other than the Hughes Family or “designated investment entities” (each as defined in our declaration of trust), to own, actually or constructively, more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares.  Our Board may grant a specific exemption.

These limits could discourage, delay or prevent a transaction involving a change in control of the Company not approved by our Board.
•

Similarly, current provisions of our declaration of trust and powers of our Board could have the same effect, including (1) limitations on removal of trustees, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares or equity shares on terms approved by the Board without obtaining shareholder approval, (4) the advance notice provisions of our bylaws and (5) the Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions that could have the effect of delaying, deterring or preventing a transaction or a change in control.

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

There can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to corporate tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules which require us to distribute substantially all of our taxable income to our shareholders.

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

Recent and potential changes in tax laws could negatively impact us.

The United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance.  We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us or our shareholders.  In particular, the legislation passed last December, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the federal income tax laws that will profoundly impact the taxation of individuals and corporations (both regular C corporations as well as corporations that have elected REIT status).  A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them.  These changes will impact us and our shareholders in various ways, some of which are potentially adverse compared to prior law.  To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance.  It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent.  There can be no assurance, however, that technical corrections needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future or that any corrections made may not have further adverse, unintended or unforeseen tax consequences.

Changes made by the TCJA will limit our ability to deduct compensation in excess of $1 million paid to certain senior executives.  This could require us to increase distributions to our shareholders in order to avoid paying tax and to maintain our REIT status.

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

We have over 5,500 employees and 1.5 million customers at any point of time, and we conduct business at facilities with 159 million net rentable square feet of storage space.  As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions.  Resolution of these claims and actions may divert time and attention by our management and could involve payment of damages or expenses by us, all of which may be significant.  In addition, any such resolution could involve our agreement to terms that restrict the operation of our business.  The results of legal proceedings cannot be predicted with certainty.  We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.  The impact of any such legal claims, proceedings, and regulatory enforcement actions and could negatively impact our operating results, cash flow available for distribution or reinvestment, and or the price of our common shares.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2017,  we had direct and indirect ownership interests in 2,386 self-storage facilities located in 38 states within the U.S. and 222 (including one wholly-owned facility) storage facilities located in seven Western European nations:

	At December 31, 2017
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
U.S.:
California
Southern	248	18,225
Northern	178	11,057
Texas	297	21,280
Florida	285	19,341
Illinois	126	7,952
Georgia	108	7,129
Washington	94	6,438
North Carolina	89	6,281
Virginia	91	5,593
New York	67	4,672
Colorado	67	4,379
New Jersey	58	3,863
Maryland	62	3,761
Minnesota	48	3,359
South Carolina	58	3,229
Ohio	47	3,081
Arizona	45	2,975
Michigan	44	2,869
Missouri	38	2,236
Indiana	34	2,152
Oregon	39	2,040
Pennsylvania	29	1,993
Tennessee	32	1,952
Nevada	27	1,818
Massachusetts	25	1,691
Oklahoma	21	1,477
Kansas	21	1,268
Other states (12 states)	108	6,406

Total - U.S.	2,386	158,517

Europe (b):
Netherlands	61	3,112
France	56	2,929
Sweden	30	1,659
United Kingdom	28	1,640
Belgium	21	1,267
Germany	16	889
Denmark	10	572

Total - Europe	222	12,068

Grand Total	2,608	170,585

(a)	See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2017 financials, for a summary of land, building, and accumulated depreciation by market.
(b)	The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses.  For the year ended December 31, 2017,  the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 92.1% and $16.78, respectively, in the U.S. and 86.7% and $22.15, respectively, in Europe.

At December 31, 2017, 30 of our U.S. facilities with a net book value of $118 million were encumbered by an aggregate of $29 million in mortgage notes payable.

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

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2017, owns and operates approximately 28.0 million rentable square feet of commercial space in six states.  At December 31,

2017,  the $400.1 million book value and $1.8 billion market value, respectively, of our investment in PSB represents approximately 4% and 17%, respectively, of our total book value assets.  We also directly own 0.9 million net rentable square feet of commercial space managed primarily by PSB.

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

a.Market Information of the Registrant’s Common Equity:

Our Common Shares of beneficial interest (the “Common Shares”) (NYSE: PSA) have been listed on the NYSE since October 19, 1984.  The following table sets forth the high and low sales prices of our Common Shares on the NYSE composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2016	1st	276.83	224.71
	2nd	277.60	234.98
	3rd	260.83	212.69
	4th	224.40	200.65

2017	1st	231.25	212.50
	2nd	232.21	202.00
	3rd	219.86	192.15
	4th	219.37	198.12

As of February 26, 2018, there were approximately 12,795 holders of record of our Common Shares.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

b.	Dividends

We have continuously paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2017 we paid distributions to our common shareholders of $2.00 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $1.388 billion or $8.00 per share.  During 2016 we paid distributions to our common shareholders of $1.70 per common share for the quarter ended March 31, $1.80 per common share for each of the quarters ended June 30 and September 30 and $2.00 per common share for the quarter ended December 31, representing an aggregate of $1.263  billion or $7.30 per share.  During 2015 we paid distributions to our common shareholders of $1.40 per common share for the quarter ended March 31 and $1.70 per common share for each of the quarters ended June 30, September 30 and December 31, representing an aggregate of $1.122 billion or $6.50 per share.

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

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2017, 0.0743%, 0.0805% and 0.5352% of the dividends paid in the first, second and fourth quarters, respectively, were classified as long-term capital gain, with the remainder and all other dividends being classified as 100% ordinary income.    For 2016, the dividends paid on common shares and preferred shares were all classified as 100% ordinary income.

c.	Equity Shares

We are authorized to issue 100,000,000 equity shares from time to time in one or more series and our Board has broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.  We had no equity shares outstanding for any period in the years ended December 31, 2017, 2016 or 2015.  We have no plans to issue equity shares.

d.	Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 28, 2018, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2017.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

We had no preferred redemptions during the three months ended December 31, 2017.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except share and per share data)

Revenues	$2,668,528	$2,560,549	$2,381,696	$2,177,296	$1,964,942

Expenses:
Cost of operations	707,978	669,083	635,502	613,324	559,759
Depreciation and amortization	454,526	433,314	426,008	437,114	387,402
General and administrative	82,882	83,656	88,177	71,459	66,679
	1,245,386	1,186,053	1,149,687	1,121,897	1,013,840
Operating income	1,423,142	1,374,496	1,232,009	1,055,399	951,102
Interest and other income	18,771	15,138	16,544	17,638	33,979
Interest expense	(12,690)	(4,210)	(610)	(6,781)	(6,444)
Equity in earnings of unconsolidated real
estate entities	75,655	56,756	50,937	88,267	57,579
Foreign currency exchange (loss) gain	(50,045)	17,570	306	(7,047)	17,082
Casualty loss	(7,789)	-	-	-	-
Gain on real estate investment sales	1,421	689	18,503	2,479	4,233
Net income	1,448,465	1,460,439	1,317,689	1,149,955	1,057,531
Net income allocated to noncontrolling
equity interests	(6,248)	(6,863)	(6,445)	(5,751)	(5,078)
Net income allocable to Public Storage
shareholders	$1,442,217	$1,453,576	$1,311,244	$1,144,204	$1,052,453

Per Common Share:
Distributions	$8.00	$7.30	$6.50	$5.60	$5.15
Net income – Basic	$6.75	$6.84	$6.10	$5.27	$4.92
Net income – Diluted	$6.73	$6.81	$6.07	$5.25	$4.89

Weighted average common shares –
Basic	173,613	173,091	172,699	172,251	171,640
Weighted average common shares –
Diluted	174,151	173,878	173,510	173,138	172,688

Balance Sheet Data:
Total assets	$10,732,892	$10,130,338	$9,778,232	$9,818,676	$9,876,266
Total debt	$1,431,322	$390,749	$319,016	$64,364	$839,053
Total preferred equity	$4,025,000	$4,367,500	$4,055,000	$4,325,000	$3,562,500
Public Storage shareholders’ equity	$8,940,009	$9,411,910	$9,170,641	$9,480,796	$8,791,730
Permanent noncontrolling interests’
equity	$24,360	$29,744	$26,997	$26,375	$27,125

Net cash flow:
Provided by operating activities	$1,975,679	$1,945,336	$1,748,279	$1,603,542	$1,438,407
Used in investing activities	$(739,854)	$(699,111)	$(456,135)	$(194,331)	$(1,415,638)
Used in financing activities	$(992,219)	$(1,148,826)	$(1,391,283)	$(1,236,864)	$(24,228)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our December 31, 2017 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as    through the acquisition and development of additional facilities.  Since the beginning of 2013 through December 31, 2017, we acquired a total of 271 facilities with 19.0 million net rentable square feet from third parties for approximately $2.5 billion, and we opened newly developed and redeveloped self-storage space for a total cost of $887.4 million,  adding approximately 8.1 million net rentable square feet.

Subsequent to December 31, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) two self-storage facilities for $18.3 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2017, we had additional development and redevelopment projects in process which will add approximately 4.6 million net rentable square feet at a total cost of approximately $613.8 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities are beneficial to our business over the long run.  However, in the short run, such activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in 2018 and beyond, because of an increased level of net rentable square feet being added to our portfolio due to continued development and redevelopment efforts.

On September 18, 2017, we completed a public offering of $1.0 billion in aggregate principal amount of unsecured notes in two equal tranches (collectively, the “U.S. Dollar Notes”), one maturing in September 2022 bearing interest at 2.370%, and another maturing in September 2027 bearing interest at 3.094%.  This was our first public offering of debt, which should also serve to facilitate future offerings.

As of December 31, 2017, our capital resources over the next year are expected to be approximately $1.2 billion which exceeds our current planned capital needs over the next year of approximately $378.9 million.  Our capital resources include: (i) $433.4 million of cash as of December 31, 2017, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $300 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $349.4 million of remaining spend on our current development pipeline, (ii) $18.3 million in property acquisitions currently under contract, and (iii) $11.2 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

In August and September of 2017, due to Hurricanes Harvey and Irma, we recorded a $7.8 million casualty loss due to damaged buildings and associated expenses, as well as $5.2 million in incremental ancillary cost of operations representing claims costs resulting from the hurricanes with respect to tenants covered under our tenant reinsurance program.  Current loss estimates (including business interruption) are less than our insurance deductibles, as a result, we do not expect to receive any insurance proceeds.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2017 and 2016

In 2017, net income allocable to our common shareholders was $1,171.6 million or $6.73 per diluted common share, compared to $1,183.9 million or $6.81 per share in 2016 representing a decrease of $12.3 million or $0.08.  The decrease primarily reflects  (i) a $67.6 million reduction due to the impact of foreign exchange translation gains and losses associated with our euro denominated debt, (ii) an $8.5 million increase in interest expense associated with higher outstanding debt balances and (iii) a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma offset partially by (iv) a $66.9 million increase in self-storage net operating income (described below) and (v) an $18.9 million increase in our equity in earnings of unconsolidated real estate entities.

The $66.9 million increase in self-storage net operating income is a result of a $44.6 million increase in our Same Store Facilities (as defined below) and a $22.3 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 3.0% or $63.0 million in 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.4% or $18.4 million in 2017 as compared to 2016, due primarily to increased property taxes, advertising and selling expense and repairs and maintenance costs, offset partially by lower snow removal costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 345 self-storage facilities acquired, developed or expanded since January 2015.

Operating results for 2016 and 2015

In 2016, net income allocable to our common shareholders was $1,183.9 million or $6.81 per diluted common share, compared to $1,053.1 million or $6.07 per share in 2015 representing an increase of $130.8 million or $0.74 per share.  The increase is primarily due to (i) a $139.1 million increase in self-storage net operating income and (ii) a $17.3 million increase in foreign exchange translation gains associated with our euro denominated debt offset partially by (iii) a $29.0 million reduction in gains on sales of real estate investments, including our equity share and (iv) a $20.0 million increase in EITF D-42 charges, including our equity share, as a result of preferred redemption activities.

The $139.1 million increase in self-storage net operating income is a result of a $104.6 million increase in our Same Store Facilities and a $34.5 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 5.8% or $117.6 million in the year ended December 31, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 2.5% or $13.1 million in the year ended December 31, 2016 as compared to 2015, due primarily to increased property taxes, on-site property manager payroll and repairs and maintenance, offset partially by lower snow removal costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 295 self-storage facilities acquired, developed or expanded in 2015 and 2016.

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

For each of the years ended December 31, 2017 and 2016,  FFO was $9.70 per diluted common share,  as compared to $8.79 for the same period in 2015, representing an increase in 2016 of 10.4%, or $0.91 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$6.73	$6.81	$6.07
Eliminate amounts per share excluded from FFO:
Depreciation and amortization allocable to
common shareholders	3.00	2.90	2.89
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.03)	(0.01)	(0.17)
FFO per share	$9.70	$9.70	$8.79

Computation of FFO per Share:

Net income allocable to common shareholders	$1,171,609	$1,183,879	$1,053,050
Eliminate items excluded from FFO:
Depreciation and amortization	454,526	433,314	426,008
Depreciation from unconsolidated
real estate investments	71,931	74,407	78,985
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(3,567)	(3,549)	(3,519)
Gains on sale of real estate investments,
including our equity share from
investments	(4,908)	(768)	(29,721)
FFO allocable to common shares	$1,689,591	$1,687,283	$1,524,803
Diluted weighted average common shares	174,151	173,878	173,510
FFO per share	$9.70	$9.70	$8.79

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

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2017	2016	Change	2016	2015	Change

FFO per share	$9.70	$9.70	0.0%	$9.70	$8.79	10.4%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.29	(0.11)		(0.11)	(0.01)
Application of EITF D-42	0.19	0.17		0.17	0.06
Casualty losses and tenant claims
due to hurricanes	0.07	-		-	-
Reversals of accruals on forfeited
executive share-based awards	(0.03)	-		-	-
Other items	0.01	0.03		0.03	0.06
Core FFO per share	$10.23	$9.79	4.5%	$9.79	$8.90	10.0%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our December 31, 2017 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,042 facilities that we have owned and operated on a stabilized basis since January 1, 2015 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 11 to our December 31, 2017 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2017	2016	Change	2016	2015	Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$2,196,373	$2,133,356	3.0%	$2,133,356	$2,015,713	5.8%
Non Same Store Facilities	316,060	272,472	16.0%	272,472	219,812	24.0%
	2,512,433	2,405,828	4.4%	2,405,828	2,235,525	7.6%
Cost of operations:
Same Store Facilities	558,939	540,524	3.4%	540,524	527,452	2.5%
Non Same Store Facilities	98,694	77,381	27.5%	77,381	59,244	30.6%
	657,633	617,905	6.4%	617,905	586,696	5.3%
Net operating income (a):
Same Store Facilities	1,637,434	1,592,832	2.8%	1,592,832	1,488,261	7.0%
Non Same Store Facilities	217,366	195,091	11.4%	195,091	160,568	21.5%
Total net operating income	1,854,800	1,787,923	3.7%	1,787,923	1,648,829	8.4%

Depreciation and amortization expense:
Same Store Facilities	(352,037)	(357,240)	(1.5)%	(357,240)	(375,415)	(4.8)%
Non Same Store Facilities	(102,489)	(76,074)	34.7%	(76,074)	(50,593)	50.4%
Total depreciation and
amortization expense	(454,526)	(433,314)	4.9%	(433,314)	(426,008)	1.7%

Net income:
Same Store Facilities	1,285,397	1,235,592	4.0%	1,235,592	1,112,846	11.0%
Non Same Store Facilities	114,877	119,017	(3.5)%	119,017	109,975	8.2%
Total net income	$1,400,274	$1,354,609	3.4%	$1,354,609	$1,222,821	10.8%

Number of facilities at period end:
Same Store Facilities	2,042	2,042	-	2,042	2,042	-
Non Same Store Facilities	345	295	16.9%	295	224	31.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities	130,264	130,264	-	130,264	130,264	-
Non Same Store Facilities	28,312	23,494	20.5%	23,494	17,098	37.4%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our December 31, 2017 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 3.7% in 2017 as compared to 2016 and 8.4% in 2016 as compared to 2015.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2015.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2015, 2016, and 2017.  We believe the Same Store information is used by investors and analysts in a similar manner.  The following table summarizes the historical operating results of these 2,042 facilities (130.3 million net rentable square feet) that represent approximately 82% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2017.

Selected Operating Data for the Same Store Facilities (2,042 facilities)
Year Ended December 31,				Year Ended December 31,
			Percentage			Percentage
	2017	2016	Change	2016	2015	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$2,098,780	$2,035,701	3.1%	$2,035,701	$1,921,990	5.9%
Late charges and
administrative fees	97,593	97,655	(0.1)%	97,655	93,723	4.2%
Total revenues (a)	2,196,373	2,133,356	3.0%	2,133,356	2,015,713	5.8%

Cost of operations:
Property taxes	199,628	191,912	4.0%	191,912	183,136	4.8%
On-site property manager
payroll	107,535	106,460	1.0%	106,460	102,928	3.4%
Supervisory payroll	38,041	36,966	2.9%	36,966	35,932	2.9%
Repairs and maintenance	46,294	44,178	4.8%	44,178	46,745	(5.5)%
Utilities	39,135	39,424	(0.7)%	39,424	40,873	(3.5)%
Advertising and selling
expense	28,443	25,824	10.1%	25,824	25,714	0.4%
Other direct property costs	57,853	55,797	3.7%	55,797	53,884	3.6%
Allocated overhead	42,010	39,963	5.1%	39,963	38,240	4.5%
Total cost of operations (a)	558,939	540,524	3.4%	540,524	527,452	2.5%
Net operating income	1,637,434	1,592,832	2.8%	1,592,832	1,488,261	7.0%
Depreciation and
amortization expense	(352,037)	(357,240)	(1.5)%	(357,240)	(375,415)	(4.8)%
Net income	$1,285,397	$1,235,592	4.0%	$1,235,592	$1,112,846	11.0%

Gross margin (before depreciation
and amortization expense)	74.6%	74.7%	(0.1)%	74.7%	73.8%	1.2%

Weighted average for the period:
Square foot occupancy	93.8%	94.5%	(0.7)%	94.5%	94.4%	0.1%

Realized annual rental income per (b):
Occupied square foot	$17.19	$16.54	3.9%	$16.54	$15.63	5.8%
Available square foot	$16.11	$15.63	3.1%	$15.63	$14.75	6.0%

At December 31:
Square foot occupancy	91.2%	92.5%	(1.4)%	92.5%	92.8%	(0.3)%
Annual contract rent per
occupied square foot (c)	$17.97	$17.44	3.0%	$17.44	$16.63	4.9%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 3.0%  in 2017 as compared to 2016 and by 5.8% in 2016 as compared to 2015, due primarily to increases of 3.9% and 5.8% in 2017 and 2016, respectively, as compared to the year prior for the respective periods in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from 5.8% in 2016 as compared to 2015, to 3.0% in 2017 as compared to 2016.  Growth trends were decelerating throughout 2017, with year over year revenue growth at 4.0% for the three months ended March 31, 2017, 3.4% for the three months ended June 30, 2017, 2.4% for the three months ended September 30, 2017, and 2.1% for the three months ended December 31, 2017.  We are experiencing softness in demand in substantially all of our major markets, which has led to lower move-in volumes combined with a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, and New York, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy remained strong at 93.8%, 94.5% and 94.4%  during 2017, 2016 and 2015, respectively, as move-out volumes declined in 2017, partially offsetting lower move-in volume.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in 2017 have been similar to 2016, and we expect rate increases to existing tenants in 2018 to be similar to 2017.

Annual contract rent per occupied foot increased 3.0% from December 31, 2016 to December 31, 2017, as compared to a 4.9% increase from December 31, 2015 to December 31, 2016.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in average contract rent per occupied foot to 3.0% from 4.9% is due primarily to a greater degree of rent roll down.

During 2017 and 2016, the annual contract rent for tenants who moved in was flat at $14.67 per foot, and the annual contract rent for tenants who moved out increased 2.8% to $16.10 per foot as compared to $15.66 per foot for 2016.  During 2016, the annual contract rent for tenants who moved in increased 1.4% to $14.67 per foot as compared to $14.47 in 2015, and the annual contract rent for tenants who moved out increased 4.1% to $15.66 per foot as compared to $15.05 per foot for 2015.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $83.6 million, $87.1 million and $86.6 million for 2017, 2016 and 2015, respectively, and are recorded as a reduction to revenue.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

We believe rental growth in 2018 will come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with continued moderate revenue growth in 2018.  However, there can be no assurance of continued revenue growth, because current trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, the level of consumer demand, competition from newly developed facilities, and the degree and timing of rate increases previously passed to existing tenants.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 3.4% in 2017 as compared to 2016, due primarily to increased property tax expense, advertising and selling expense, and repairs and maintenance expense (excluding snow removal cost), partially offset by reduced snow removal cost.  Cost of operations increased by 2.5% in 2016 as compared to 2015, due primarily to increased property tax expense, on-site property manager payroll,  and repairs and maintenance expense (excluding snow removal cost), partially offset by reduced snow removal cost.

Property tax expense increased 4.0% in 2017 as compared to 2016 and by 4.8% in 2016 as compared to 2015, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% in 2018 due primarily to higher assessed values and changes in tax rates.

On-site property manager payroll expense increased 1.0% in 2017  as compared to 2016 due primarily to higher wage rates and by 3.4% in 2016 as compared to 2015, due primarily to reductions in prior estimates of workers compensation costs recorded in 2015, higher employee health care expenses experienced in 2016 and higher wage rates.  We expect on-site property manager payroll expense to increase on an inflationary basis in 2018.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 2.9% in 2017 as compared to 2016 and in 2016 as compared to 2015, due primarily to higher wage rates and increased headcount.  We expect inflationary increases in wage rates and stable headcount in 2018.

Repairs and maintenance expense increased 4.8% in 2017 as compared to 2016 and decreased 5.5% in 2016  as compared to 2015.  Repair and maintenance costs include snow removal expense totaling $3.1 million, $4.2 million and $9.8 million in 2017, 2016 and 2015, respectively.  Excluding snow removal costs, repairs and maintenance increased 8.2% in 2017 as compared to 2016 and 8.0% in 2016 as compared to 2015.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in 2018, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 0.7% in 2017  as compared to 2016 and 3.5% in 2016 as compared to 2015.  The decrease in 2016 over 2015 is due primarily to lower usage as a result of milder weather.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses increased 10.1% in 2017 as compared to 2016 due primarily to increased Internet marketing expenditures.  Advertising and selling expenses increased 0.4% in 2016 as compared to 2015.  We expect moderate increases in advertising and selling expense in 2018.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office.  These costs increased 3.7% in 2017 as compared to 2016 and 3.6% in 2016 as compared to 2015.  The increases were due primarily to higher credit card fees, due to a higher proportion of collections being received from credit cards and higher revenues.  We expect inflationary increases in other direct property costs in 2018.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include information technology, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 5.1% in 2017 as compared to 2016, due to increased headcount and information technology expenses, offset partially by the timing of our annual sales conference.  Allocated overhead increased 4.5% in 2016 as compared to 2015 due primarily to additional costs of our annual field staff sales meetings and increased compensation costs.  We expect greater than inflationary increases in allocated overhead in 2018 due primarily to increased information technology expenses.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 1.5%  in 2017 as compared to 2016 and 4.8% in 2016 as compared to 2015.  We expect depreciation to be flat in 2018 as compared to 2017.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2017	$533,706	$546,543	$564,394	$551,730	$2,196,373
2016	$512,971	$528,820	$551,418	$540,147	$2,133,356
2015	$480,263	$497,560	$523,090	$514,800	$2,015,713

Total cost of operations:
2017	$148,032	$146,341	$147,498	$117,068	$558,939
2016	$142,437	$138,788	$145,145	$114,154	$540,524
2015	$146,256	$133,147	$136,510	$111,539	$527,452

Property taxes:
2017	$55,889	$56,200	$55,874	$31,665	$199,628
2016	$53,555	$53,765	$53,479	$31,113	$191,912
2015	$51,170	$51,151	$50,674	$30,141	$183,136

Repairs and maintenance:
2017	$11,639	$11,341	$11,380	$11,934	$46,294
2016	$11,420	$10,590	$11,042	$11,126	$44,178
2015	$16,487	$9,219	$10,467	$10,572	$46,745

Advertising and selling expense:
2017	$6,741	$8,052	$6,901	$6,749	$28,443
2016	$5,187	$5,678	$7,693	$7,266	$25,824
2015	$6,339	$5,694	$7,113	$6,568	$25,714

REVPAF:
2017	$15.65	$16.05	$16.56	$16.18	$16.11
2016	$15.01	$15.52	$16.14	$15.83	$15.63
2015	$14.06	$14.59	$15.30	$15.06	$14.75

Weighted average realized annual rent per occupied square foot:
2017	$16.83	$17.00	$17.52	$17.40	$17.19
2016	$16.04	$16.29	$16.95	$16.89	$16.54
2015	$15.08	$15.32	$16.06	$16.07	$15.63

Weighted average occupancy levels for the period:
2017	93.1%	94.6%	94.5%	93.1%	93.8%
2016	93.6%	95.4%	95.3%	93.8%	94.5%
2015	93.3%	95.3%	95.3%	93.8%	94.4%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	2016	2015	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (201 facilities)	$333,020	$315,958	5.4%	$315,958	$294,027	7.5%
San Francisco (123 facilities)	183,969	177,075	3.9%	177,075	165,907	6.7%
New York (84 facilities)	141,535	138,055	2.5%	138,055	133,213	3.6%
Chicago (129 facilities)	120,500	120,344	0.1%	120,344	117,848	2.1%
Washington DC (84 facilities)	107,096	105,602	1.4%	105,602	102,529	3.0%
Miami (76 facilities)	102,509	101,350	1.1%	101,350	95,587	6.0%
Atlanta (98 facilities)	82,052	79,840	2.8%	79,840	73,861	8.1%
Seattle-Tacoma (69 facilities)	81,327	77,575	4.8%	77,575	71,201	9.0%
Houston (74 facilities)	67,798	69,061	(1.8)%	69,061	67,843	1.8%
Dallas-Ft. Worth (81 facilities)	67,098	66,277	1.2%	66,277	61,851	7.2%
Philadelphia (56 facilities)	54,087	51,908	4.2%	51,908	49,275	5.3%
Orlando-Daytona (62 facilities)	51,123	48,556	5.3%	48,556	45,143	7.6%
West Palm Beach (41 facilities)	50,096	48,069	4.2%	48,069	44,196	8.8%
Minneapolis-St Paul
(44 facilities)	44,514	43,300	2.8%	43,300	41,425	4.5%
Portland (40 facilities)	38,529	37,410	3.0%	37,410	34,559	8.2%
All other markets
(780 facilities)	671,120	652,976	2.8%	652,976	617,248	5.8%
Total revenues	$2,196,373	$2,133,356	3.0%	$2,133,356	$2,015,713	5.8%

Net operating income:
Los Angeles	$277,084	$261,287	6.0%	$261,287	$240,762	8.5%
San Francisco	150,483	144,860	3.9%	144,860	134,913	7.4%
New York	102,579	99,886	2.7%	99,886	96,222	3.8%
Chicago	70,445	71,264	(1.1)%	71,264	68,433	4.1%
Washington DC	80,674	80,684	(0.0)%	80,684	78,339	3.0%
Miami	78,112	77,667	0.6%	77,667	72,264	7.5%
Atlanta	60,724	59,360	2.3%	59,360	53,723	10.5%
Seattle-Tacoma	64,139	61,393	4.5%	61,393	55,750	10.1%
Houston	44,712	46,698	(4.3)%	46,698	46,876	(0.4)%
Dallas-Ft. Worth	47,662	47,300	0.8%	47,300	43,292	9.3%
Philadelphia	38,290	36,866	3.9%	36,866	33,856	8.9%
Orlando-Daytona	37,847	35,457	6.7%	35,457	32,277	9.9%
West Palm Beach	37,196	35,927	3.5%	35,927	32,591	10.2%
Minneapolis-St. Paul	30,969	30,221	2.5%	30,221	28,679	5.4%
Portland	30,174	29,351	2.8%	29,351	26,890	9.2%
All other markets	486,344	474,611	2.5%	474,611	443,394	7.0%
Total net operating income	$1,637,434	$1,592,832	2.8%	$1,592,832	$1,488,261	7.0%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change
Weighted average square foot
occupancy:
Los Angeles	95.7%	96.0%	(0.3)%	96.0%	95.6%	0.4%
San Francisco	95.4%	96.0%	(0.6)%	96.0%	96.0%	0.0%
New York	94.3%	94.6%	(0.3)%	94.6%	94.7%	(0.1)%
Chicago	91.2%	92.3%	(1.2)%	92.3%	92.7%	(0.4)%
Washington DC	92.7%	93.2%	(0.5)%	93.2%	92.7%	0.5%
Miami	93.5%	94.9%	(1.5)%	94.9%	94.7%	0.2%
Atlanta	93.5%	94.7%	(1.3)%	94.7%	94.3%	0.4%
Seattle-Tacoma	94.8%	95.9%	(1.1)%	95.9%	95.3%	0.6%
Houston	91.6%	92.3%	(0.8)%	92.3%	94.2%	(2.0)%
Dallas-Ft. Worth	93.2%	94.8%	(1.7)%	94.8%	95.0%	(0.2)%
Philadelphia	94.7%	94.5%	0.2%	94.5%	93.8%	0.7%
Orlando-Daytona	95.0%	95.1%	(0.1)%	95.1%	95.1%	0.0%
West Palm Beach	94.7%	95.4%	(0.7)%	95.4%	95.1%	0.3%
Minneapolis-St. Paul	92.4%	92.7%	(0.3)%	92.7%	92.4%	0.3%
Portland	95.3%	96.6%	(1.3)%	96.6%	96.5%	0.1%
All other markets	93.7%	94.4%	(0.7)%	94.4%	94.2%	0.2%
Total weighted average
square foot occupancy	93.8%	94.5%	(0.7)%	94.5%	94.4%	0.1%

Realized annual rent per
occupied square foot:
Los Angeles	$24.72	$23.35	5.9%	$23.35	$21.79	7.2%
San Francisco	25.38	24.25	4.7%	24.25	22.68	6.9%
New York	24.78	24.08	2.9%	24.08	23.18	3.9%
Chicago	15.56	15.33	1.5%	15.33	14.96	2.5%
Washington DC	21.15	20.70	2.2%	20.70	20.21	2.4%
Miami	19.93	19.35	3.0%	19.35	18.29	5.8%
Atlanta	12.85	12.33	4.2%	12.33	11.45	7.7%
Seattle-Tacoma	18.97	17.85	6.3%	17.85	16.46	8.4%
Houston	13.95	14.03	(0.6)%	14.03	13.53	3.7%
Dallas-Ft. Worth	13.37	12.99	2.9%	12.99	12.09	7.4%
Philadelphia	15.66	15.04	4.1%	15.04	14.38	4.6%
Orlando-Daytona	13.33	12.61	5.7%	12.61	11.72	7.6%
West Palm Beach	17.92	17.00	5.4%	17.00	15.67	8.5%
Minneapolis-St. Paul	14.66	14.19	3.3%	14.19	13.62	4.2%
Portland	18.56	17.76	4.5%	17.76	16.41	8.2%
All other markets	14.00	13.50	3.7%	13.50	12.78	5.6%
Total realized rent per
occupied square foot	$17.19	$16.54	3.9%	$16.54	$15.63	5.8%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change
REVPAF:
Los Angeles	$23.64	$22.42	5.4%	$22.42	$20.84	7.6%
San Francisco	24.20	23.29	3.9%	23.29	21.78	6.9%
New York	23.37	22.78	2.6%	22.78	21.96	3.7%
Chicago	14.19	14.16	0.2%	14.16	13.88	2.0%
Washington DC	19.61	19.28	1.7%	19.28	18.74	2.9%
Miami	18.63	18.37	1.4%	18.37	17.32	6.1%
Atlanta	12.01	11.68	2.8%	11.68	10.80	8.1%
Seattle-Tacoma	17.98	17.12	5.0%	17.12	15.69	9.1%
Houston	12.77	12.96	(1.5)%	12.96	12.74	1.7%
Dallas-Ft. Worth	12.45	12.31	1.1%	12.31	11.48	7.2%
Philadelphia	14.83	14.22	4.3%	14.22	13.49	5.4%
Orlando-Daytona	12.67	12.00	5.6%	12.00	11.15	7.6%
West Palm Beach	16.96	16.23	4.5%	16.23	14.91	8.9%
Minneapolis-St. Paul	13.55	13.15	3.0%	13.15	12.58	4.5%
Portland	17.69	17.15	3.1%	17.15	15.83	8.3%
All other markets	13.11	12.74	2.9%	12.74	12.03	5.9%
Total REVPAF	$16.11	$15.63	3.1%	$15.63	$14.75	6.0%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2017 represent 345 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2015, or that we did not own as of January 1, 2015.  As a result of the stabilization process and timing of when facilities were newly acquired or development activities were completed, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Year Ended December 31,		Year Ended December 31,
FACILITIES	2017	2016	Change	2016	2015	Change
(Dollar amounts in thousands, except square foot amounts)
Revenues:
2017 acquisitions	$5,577	$-	$5,577	$-	$-	$-
2016 acquisitions	36,336	18,174	18,162	18,174	-	18,174
2015 acquisitions	16,935	15,574	1,361	15,574	6,255	9,319
Developed facilities	42,301	23,405	18,896	23,405	9,460	13,945
Other facilities	214,911	215,319	(408)	215,319	204,097	11,222
Total revenues	316,060	272,472	43,588	272,472	219,812	52,660

Cost of operations:
2017 acquisitions	2,006	-	2,006	-	-	-
2016 acquisitions	13,693	6,455	7,238	6,455	-	6,455
2015 acquisitions	5,298	5,010	288	5,010	2,067	2,943
Developed facilities	19,526	10,932	8,594	10,932	3,934	6,998
Other facilities	58,171	54,984	3,187	54,984	53,243	1,741
Total cost of operations	98,694	77,381	21,313	77,381	59,244	18,137

Net operating income:
2017 acquisitions	3,571	-	3,571	-	-	-
2016 acquisitions	22,643	11,719	10,924	11,719	-	11,719
2015 acquisitions	11,637	10,564	1,073	10,564	4,188	6,376
Developed facilities	22,775	12,473	10,302	12,473	5,526	6,947
Other facilities	156,740	160,335	(3,595)	160,335	150,854	9,481
Net operating income	217,366	195,091	22,275	195,091	160,568	34,523
Depreciation and
amortization expense	(102,489)	(76,074)	(26,415)	(76,074)	(50,593)	(25,481)
Net income	$114,877	$119,017	$(4,140)	$119,017	$109,975	$9,042

At December 31:
Square foot occupancy:
2017 acquisitions	87.3%	-	-	-	-	-
2016 acquisitions	85.9%	82.9%	3.6%	82.9%	-	-
2015 acquisitions	92.4%	90.8%	1.8%	90.8%	85.3%	6.4%
Developed facilities	63.5%	58.6%	8.4%	58.6%	70.0%	(16.3)%
Other facilities	82.8%	89.0%	(7.0)%	89.0%	90.3%	(1.4)%
	79.9%	82.8%	(3.5)%	82.8%	87.7%	(5.6)%
Annual contract rent per
occupied square foot:
2017 acquisitions	$14.63	$-	-	$-	$-	-
2016 acquisitions	10.23	9.99	2.4%	9.99	-	-
2015 acquisitions	14.17	13.73	3.2%	13.73	12.87	6.7%
Developed facilities	13.33	13.51	(1.3)%	13.51	12.45	8.5%
Other facilities	17.16	16.89	1.6%	16.89	16.17	4.5%
	$15.03	$15.07	(0.3)%	$15.07	$15.61	(3.5)%

NON SAME STORE	Year Ended December 31,			Year Ended December 31,
FACILITIES (Continued)	2017	2016	Change	2016	2015	Change
Number of facilities:
2017 acquisitions	34	-	34	-	-	-
2016 acquisitions	55	55	-	55	-	55
2015 acquisitions	17	17	-	17	17	-
Developed facilities	52	36	16	36	20	16
Other facilities	187	187	-	187	187	-
	345	295	50	295	224	71
Net rentable square feet (in thousands):
2017 acquisitions	2,114	-	2,114	-	-	-
2016 acquisitions	4,177	4,121	56	4,121	-	4,121
2015 acquisitions	1,285	1,285	-	1,285	1,285	-
Developed facilities	6,059	4,019	2,040	4,019	1,878	2,141
Other facilities	14,677	14,069	608	14,069	13,935	134
	28,312	23,494	4,818	23,494	17,098	6,396

The facilities included above under “2017 acquisitions” include 22 facilities acquired from third parties in 2017 at an aggregate cost of $149.8 million, and 12 stabilized facilities previously owned by a legacy institutional partnership.  We began consolidating the 12 facilities effective December 31, 2017 when we acquired the remaining 74.25% interest that we did not own in the partnership for $135.5 million.  For periods prior to December 31, 2017, our existing 25.75% interest in the partnership was reflected as Equity in Earnings of Real Estate Entities, and fees for managing these properties were included in Interest and Other Income on our income statements.

The facilities under “2016 acquisitions” and “2015 acquisitions” were acquired from third parties at a cost of $429.1 million and $168.8 million, respectively.

For the year ended December 31, 2017, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2016 and 2015 was 5.3% and 6.9%, respectively.  The yields for the facilities acquired in the year ended December 31, 2017 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $678.6 million and redeveloped existing facilities, expanding their square footage, for a total cost of $208.8 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period to reach a stabilized level of cash flows and the cost of capital to fund development, combined with general and administrative expenses associated with development.  We believe this dilution will increase in 2018 because of an increased level of net rentable square feet being added to our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in 2018 as these facilities approach stabilized occupancy levels and the earnings of the 2017 acquisitions are reflected in our operations for a longer period in 2018 as compared to 2017.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of December 31, 2017, we had development and redevelopment projects which will add approximately 4.6 million net rentable square feet of storage space at a total cost of approximately $613.8 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to December 31, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) two self-storage facilities for $18.3 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $102.5 million, $76.1 million and $50.6 million in 2017, 2016 and 2015, respectively.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at December 31, 2017, depreciation of buildings and amortization of tenant intangibles is expected to total $100.8 million and $12.0 million, respectively, in 2018.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$122,852	$118,911	$3,941	$118,911	$109,836	$9,075
Merchandise	33,243	35,810	(2,567)	35,810	36,335	(525)
Total revenues	156,095	154,721	1,374	154,721	146,171	8,550

Cost of Operations:
Tenant reinsurance	30,554	29,145	1,409	29,145	25,997	3,148
Merchandise	19,791	22,033	(2,242)	22,033	22,809	(776)
Total cost of operations	50,345	51,178	(833)	51,178	48,806	2,372

Net income
Tenant reinsurance	92,298	89,766	2,532	89,766	83,839	5,927
Merchandise	13,452	13,777	(325)	13,777	13,526	251

Total net income	$105,750	$103,543	$2,207	$103,543	$97,365	$6,178

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

Tenant reinsurance revenue increased from $109.8 million in 2015 to $118.9 million in 2016, and to $122.9 million in 2017, due primarily to an increase in our tenant base due to newly acquired and developed facilities and, with respect to the increase from 2015 to 2016, increased average premiums per insured tenant resulting from higher average policy limits.

We expect future growth will come primarily from tenants of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Claims expenses vary based upon the level of insured tenants, and the level events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.  Cost of operations increased from $26.0 million in 2015, to $29.1 million in 2016, and to $30.6 million in 2017.  Amounts for 2016 includes flooding in Houston and South Carolina, while claims cost for 2017 includes the impact of Hurricanes Harvey and Irma.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in 2018.

Equity in earnings of unconsolidated real estate entities

At December 31, 2017, we have equity investments in PSB and Shurgard Europe, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$46,544	$31,707	$14,837	$31,707	$34,155	$(2,448)
Shurgard Europe	25,948	22,324	3,624	22,324	14,272	8,052
Disposed Investment (a)	3,163	2,725	438	2,725	2,510	215
Total equity in earnings	$75,655	$56,756	$18,899	$56,756	$50,937	$5,819
(a)

This represents our equity earnings in a legacy institutional partnership.  On December 31, 2017, we acquired the 74.25% interest that we did not own in this partnership for $135.5 million.  As a result, no further equity earnings will be recorded.

Investment in PSB: At December 31, 2017 and 2016, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At December 31, 2017, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had an interest in 395 apartments.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $14.8 million in 2017, as compared to 2016, due primarily to improved real estate facility operating results, reduced depreciation expense, a gain on sale of real estate in 2017, and lower interest expense due to the repayment of debt.  Equity in earnings from PSB decreased $2.4 million in 2016 as compared to 2015, due primarily to our $11.3 million equity share of gains on dispositions recorded by PSB in 2015, offset partially by our equity share of improved property operations.  See Note 4 to our December 31, 2017 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At December 31, 2017, Shurgard Europe’s operations are comprised of 221 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our December 31, 2017 financial statements for selected financial data on Shurgard Europe for the years ended December 31, 2017, 2016 and 2015.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

Our equity in earnings from Shurgard Europe increased $3.6 million in 2017 as compared to 2016, and $8.1 million in 2016 as compared to 2015, due primarily to improved same-store operating results and increased earnings from newly acquired properties.

In 2017, Shurgard Europe opened two newly developed facilities in the United Kingdom with an aggregate total cost of $28.8 million.  In 2016, Shurgard Europe opened a newly developed facility in the United Kingdom with a total cost of $12.9 million and in 2015, Shurgard Europe opened three newly developed facilities in the United Kingdom with a total cost of $39.4 million.

In June 2015, Shurgard Europe acquired 21 facilities in the Netherlands (0.9 million net rentable square feet), for approximately $146 million (€132 million).

In each of July 2014 and June 2015, Shurgard Europe issued €300 million of unsecured senior notes in various tranches due between July 2021 and June 2030, with an average interest rate of approximately 2.9%.

   Unlike our operations in the U.S., Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $8.6 million, $5.2 million and $5.3 million in 2017, 2016 and 2015, respectively.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at exchange rates of approximately 1.198 U.S. Dollars per Euro at December 31, 2017 (1.052 at December 31, 2016), and average exchange rates of 1.129 for 2017, 1.107 for 2016 and 1.110 for 2015.

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

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change

	(Amounts in thousands)

Share-based compensation expense	$37,548	$37,483	$65	$37,483	$32,570	$4,913
Costs of senior executives	5,872	6,052	(180)	6,052	5,552	500
Development and acquisition costs	8,193	9,721	(1,528)	9,721	10,006	(285)
Tax compliance costs and taxes paid	4,795	3,859	936	3,859	5,372	(1,513)
Legal costs	6,995	7,305	(310)	7,305	18,366	(11,061)
Public company costs	4,145	3,768	377	3,768	3,632	136
Other costs	15,334	15,468	(134)	15,468	12,679	2,789
Total	$82,882	$83,656	$(774)	$83,656	$88,177	$(4,521)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.  Share-based compensation costs in 2017 include a $5.4 million reversal of previously amortized costs, due to the forfeiture of share-based compensation resulting from the retirement of certain senior executives in the quarter ended June 30, 2017.

We expect a $23.6 million increase in share-based compensation expense in 2018 with respect to share-based grants to our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of December 31, 2017, who are expected to retire at the end of 2018 and then serve as Trustees of the Company for the foreseeable future.  While the actual vesting of such share-based compensation will not accelerate, and will continue to vest under the original schedule only if they continue to serve as trustees, GAAP indicates that the respective service periods for their previous grants while CEO and CFO effectively end on the date of their retirement as CEO and CFO.  As a result, the remaining unamortized expense on outstanding grants at December 31, 2017 will be recognized through December 31, 2018, increasing 2018 expense $23.6 million above what it would have been without the acceleration of amortization.  Any additional grants to our CEO and CFO in 2018 will also be amortized through December 31, 2018 and further increase our share-based compensation expense for 2018.  See Note 10 to our December 31, 2017 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development activities and the acquisition of real estate facilities and varies primarily based upon the level of development activities undertaken.  The amounts in the above table are net of $9.4 million, $8.5 million and $8.1 million for 2017, 2016 and 2015, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to increase modestly in 2018.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of legal activity.  The decrease of $11.1 million in 2016 as compared to 2015, is due primarily to legal fees and expenses associated with certain litigated matters in 2015, including $3.5 million accrued in 2015 in connection with the settlement of a legal matter.  The future level of legal costs is not determinable.

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

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $10.9 million, $10.6 million and $12.0 million in 2017, 2016 and 2015, respectively.  We do not expect any significant changes in interest and other income in 2018.

Interest expense:    For 2017, 2016 and 2015, we incurred $17.1 million, $9.4 million, and $3.3 million, respectively, of interest on our outstanding debt.  In determining interest expense, these amounts were offset by capitalized interest of $4.4 million, $5.1 million and $2.7 million during 2017, 2016, and 2015, respectively, associated with our development activities.  On September 18, 2017, we completed a public offering of $1.0 billion notes (the “U.S. Dollar Notes”) bearing an average annual interest rate of 2.732%.  At December 31, 2017, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our December 31, 2017 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): For 2017, we recorded a  foreign currency translation loss of $50.0 million representing the change in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (gains of $17.6 million and $306,000 for 2016 and 2015, respectively).  The Euro was translated at exchange rates of approximately 1.198 U.S. Dollars per Euro at December 31, 2017, 1.052 at December 31, 2016 and 1.091 at December 31, 2015.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Casualty Loss:    During 2017, we incurred a $7.8 million casualty loss with respect to damage to several of our facilities caused by Hurricanes Harvey and Irma.

Gain on Real Estate Investment Sales:  In 2017, 2016 and 2015, we recorded gains totaling $1.4 million, $689,000 and $18.5 million, respectively, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased in 2017 as compared to 2016 and in 2016 as compared to 2015, due primarily to lower average rates offset partially by higher weighted average preferred shares outstanding.  We also allocated $29.3 million, $26.9 million and $8.9 million of income from our common shareholders to the holders of our preferred shares in 2017, 2016 and 2015, respectively, in connection with the redemption of our preferred shares.  Based upon our preferred shares outstanding at December 31, 2017, our quarterly distribution to our preferred shareholders is expected to be approximately $54.1 million.

Liquidity and Capital Resources

Financing Strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our cash investment activities with retained operating cash flow combined with the proceeds from the issuance of preferred securities.  Over the past two years, we have diversified our capital sources by issuing medium term debt.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of December 31, 2017 and February 28, 2018, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $16.1 million of outstanding letters of credit which limits our borrowing capacity to $483.9 million.

Over the long-term, we expect to fund our capital requirements with retained operating cash flow, the issuance of additional medium or long term debt, and proceeds from the issuance of common and preferred securities.  We will select among these sources of capital based upon availability, relative cost, the desire for leverage, refinancing risk, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As of December 31, 2017, our capital resources over the next year are expected to be approximately $1.2 billion which exceeds our current planned capital needs over the next year of approximately $378.9 million.  Our capital resources include: (i) $433.4 million of cash as of December 31, 2017, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $300  million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $349.4 million of remaining spend on our current development pipeline, (ii) $18.3 million in property acquisitions currently under contract, and (iii) $11.2 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to increase our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of December 31, 2017, our outstanding debt totaled approximately $1.4 billion, consisting of $29.2 million of secured debt, $409.7 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

2018	$11,241
2019	1,505
2020	1,585
2021	1,503
2022	502,071
Thereafter	921,024
$1,438,929

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

Capital expenditures totaled $124.8 million in 2017 and are expected to be approximately $100 million in 2018.  However, we are evaluating the potential upgrade of climate control, offices, lighting, and elevator units in certain facilities, which could result in additional capital expenditure amounts in 2018.  For the last four years, capital expenditures have ranged between approximately $0.45 and $0.75 per net rentable square foot per year.

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

Distributions paid during 2017 totaled $1.6 billion, consisting of $236.5 million to preferred shareholders and $1.4 billion to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2017, to be approximately $216.3 million per year.

On February 20, 2018, our Board declared a regular common quarterly dividend of $2.00 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8.0 million per year in distributions to noncontrolling interests outstanding at December 31, 2017.

Real Estate Investment Activities: Subsequent to December 31, 2017, we acquired or were under contract to acquire (subject to customary closing conditions) two self-storage facilities for $18.3 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2017 we had development and redevelopment projects at a total cost of approximately $613.8 million.  A total of $264.4 million of these costs were incurred through December 31, 2017, with the remaining cost to complete of $349.4 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of February 28, 2018, we have four series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares with $287.5 million outstanding, our 5.375% Series V Preferred Shares with $495.0 million outstanding, our 5.200% Series W Preferred Shares with $500.0 million outstanding and our 5.200% Series X Preferred Shares with $225.0 million outstanding.  Redemption of such preferred shares will depend upon many factors.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2017, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 28, 2018, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2017 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Interest and principal payments
on debt (1)	$1,708,113	$47,870	$37,788	$37,788	$37,619	$534,660	$1,012,388

Operating leases (2)	86,650	4,352	4,416	4,542	4,674	4,101	64,565

Construction commitments (3)	159,750	127,800	31,950	-	-	-	-

Total	$1,954,513	$180,022	$74,154	$42,330	$42,293	$538,761	$1,076,953

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at December 31, 2017.  See Note 6 to our December 31, 2017 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various operating leases.

(3)Represents future expected payments for construction under contract at December 31, 2017.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2017 to be approximately $216.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At December 31, 2017, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 16.0% of the book value of our equity at December 31, 2017.

We have foreign currency exposure at December 31, 2017 related to i) our investment in Shurgard Europe, with a book value of $324.0 million and ii) €342.0 million ($409.7 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at December 31, 2017 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at December 31, 2017.  See Note 6 to our December 31, 2017 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2018	2019	2020	2021	2022	Thereafter	Total

Fixed rate debt	$11,241	$1,505	$1,585	$1,503	$502,071	$921,024	$1,438,929

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Public Storage

Opinion on Internal Control over Financial Reporting

We have audited Public Storage’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Public Storage as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2018

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 60, has been Chairman and Chief Executive Officer of Public Storage since August 2011 and November 2002, respectively.  Mr. Havner joined Public Storage in 1986 and has held a variety of senior management positions. Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (“PSB”) since March 1998.  As previously disclosed, effective January 1, 2019, Mr. Havner will step down from his position as CEO.  He will remain Chairman of the Board.

John Reyes, age 57, has served as Senior Vice President and Chief Financial Officer of Public Storage since 1996, having joined the Company in 1990.  Effective January 1, 2019, Mr. Reyes will step down as CFO and will join the Board as a trustee.

Joseph D. Russell, Jr., age 58, has been President of Public Storage since July 2016.  Prior to joining Public Storage, Mr. Russell was Chief Executive Officer of PS Business Parks, Inc. from August 2003 to July 2016. Mr. Russell was President of PS Business Parks, Inc. from September 2003 until August 2015.  Mr. Russell has also served as a director of PS Business Parks, Inc. since August 2003.  Effective January 1, 2019, Mr. Russell will be appointed CEO and will join the Board as a trustee, in addition to his role as President.

Lily Y. Hughes, age 54, became Senior Vice President, Chief Legal Officer and Corporate Secretary in January 2015.  Prior to joining Public Storage, Ms. Hughes was Vice President and Associate General Counsel-Corporate, M&A and Finance at Ingram Micro Inc., a Fortune 100 NYSE company with operations in 39 countries, which she joined in 1997.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2017 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	3,208,046 (b)	$192.12 (d)	1,556,829

Equity compensation plans not approved by security holders (c)	-	-	-
a)	The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2017 financial statements. All plans were approved by the Company’s shareholders.
b)	Includes 799,129 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.
c)	There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2017.
d)

Represents the average exercise price of 2,408,917 stock options outstanding at December 31, 2017.  We also have 799,129 restricted share units outstanding at December 31, 2017 that vest for no consideration.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 6, 2010 and incorporated by reference herein.

3.3	Articles Supplementary for Public Storage 5.625% Cumulative Preferred Shares, Series U. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2012 and incorporated by reference herein.

3.4

Articles Supplementary for Public Storage 5.375% Cumulative Preferred Shares, Series V.  Filed with the Registrant’s Current Report on Form 8-K dated September 11, 2012 and incorporated by reference herein.

3.5

Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series W.  Filed with the Registrant’s Current Report on Form 8-K dated January 7, 2013 and incorporated by reference herein.

3.6	Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated March 4, 2013 and incorporated by reference herein.

3.7

Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y.  Filed with the Registrant’s Current Report on Form 8-K dated March 10, 2014 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated April 9, 2014 and incorporated by reference herein.

3.9	Articles Supplementary for Public Storage 6.00% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated May 28, 2014 and incorporated by reference herein.

3.10

Articles Supplementary for Public Storage 5.875% Cumulative Preferred Shares, Series A.  Filed with the Registrant’s Current Report on Form 8-K/A dated November 24, 2014 and incorporated by reference herein.

3.11

Articles Supplementary for Public Storage 5.400% Cumulative Preferred Shares, Series B.  Filed with the Registrant’s Current Report on Form 8-K dated January 12, 2016 and incorporated by reference herein.

3.12	Articles Supplementary for Public Storage 5.125% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated May 10, 2016 and incorporated by reference herein.

3.13	Articles Supplementary for Public Storage 4.950% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated July 13, 2016 and incorporated by reference herein.

3.14

Articles Supplementary for Public Storage 4.900% Cumulative Preferred Shares, Series E.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2016 and incorporated by reference herein.

3.15	Articles Supplementary for Public Storage 5.150% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated May 23, 2017 and incorporated by reference herein.

3.16	Articles Supplementary for Public Storage 5.05% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated July 31, 2017 and incorporated by reference herein.

4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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

10.13*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.14*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.15*	Form of 2016 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.16*

Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares.  Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.17*	Form of 2016 Plan Non-Qualified Stock Option Agreement. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.18*

Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement.  Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.19	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

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

10.25

Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).

10.26

First Supplemental Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2022 Notes and the form of Global Note representing the 2027 Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Income Allocations. Filed herewith.

21	Listing of Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.
_	(1)	SEC File No. 001-33519 unless otherwise indicated.
*	Denotes management compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4
PUBLIC STORAGE

Date: February 28, 2018	By:/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman, Chief Executive Officer and Trustee (principal executive officer)	February 28, 2018
Ronald L. Havner, Jr.

/s/ John Reyes	Senior Vice President and Chief Financial Officer	February 28, 2018
John Reyes	(principal financial officer and principal accounting officer)

/s/ Tamara Hughes Gustavson	Trustee	February 28, 2018
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 28, 2018
Uri P. Harkham

/s/ Leslie Stone Heisz	Trustee	February 28, 2018
Leslie Stone Heisz

/s/ B. Wayne Hughes, Jr.	Trustee	February 28, 2018
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 28, 2018
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 28, 2018
Gary E. Pruitt

/s/ Ronald P. Spogli	Trustee	February 28, 2018
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 28, 2018
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm...........................................................................	F-1

Balance sheets as of December 31, 2017 and 2016.....................................................................................	F-2

For the years ended December 31, 2017, 2016 and 2015:

Statements of income.............................................................................................................................	F-3

Statements of comprehensive income.......................................................................................................	F-4

Statements of equity .............................................................................................................................	F-5 – F-6

Statements of cash flows.......................................................................................................................	F-7 – F-8

Notes to financial statements...................................................................................................................	F-9 – F-32

Schedule:

III – Real estate and accumulated depreciation...........................................................................................	F-33 – F-35

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Public Storage

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 1980. Los Angeles, California February 28, 2018

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS

Cash and equivalents	$433,376	$183,688
Real estate facilities, at cost:
Land	3,947,123	3,781,479
Buildings	10,718,866	10,181,750
	14,665,989	13,963,229
Accumulated depreciation	(5,700,331)	(5,270,963)
	8,965,658	8,692,266
Construction in process	264,441	230,310
	9,230,099	8,922,576

Investments in unconsolidated real estate entities	724,173	689,207
Goodwill and other intangible assets, net	214,957	212,719
Other assets	130,287	122,148
Total assets	$10,732,892	$10,130,338

LIABILITIES AND EQUITY

Notes payable	$1,431,322	$390,749
Accrued and other liabilities	337,201	297,935
Total liabilities	1,768,523	688,684

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (174,700 at
December 31, 2016), at liquidation preference	4,025,000	4,367,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,853,370 shares issued and outstanding (173,288,787 shares at
December 31, 2016)	17,385	17,329
Paid-in capital	5,648,399	5,609,768
Accumulated deficit	(675,711)	(487,581)
Accumulated other comprehensive loss	(75,064)	(95,106)
Total Public Storage shareholders’ equity	8,940,009	9,411,910
Noncontrolling interests	24,360	29,744
Total equity	8,964,369	9,441,654
Total liabilities and equity	$10,732,892	$10,130,338

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015

Revenues:
Self-storage facilities	$2,512,433	$2,405,828	$2,235,525
Ancillary operations	156,095	154,721	146,171
	2,668,528	2,560,549	2,381,696

Expenses:
Self-storage cost of operations	657,633	617,905	586,696
Ancillary cost of operations	50,345	51,178	48,806
Depreciation and amortization	454,526	433,314	426,008
General and administrative	82,882	83,656	88,177
	1,245,386	1,186,053	1,149,687

Operating income	1,423,142	1,374,496	1,232,009
Interest and other income	18,771	15,138	16,544
Interest expense	(12,690)	(4,210)	(610)
Equity in earnings of unconsolidated real estate entities	75,655	56,756	50,937
Foreign currency exchange (loss) gain	(50,045)	17,570	306
Casualty loss	(7,789)	-	-
Gain on real estate investment sales	1,421	689	18,503
Net income	1,448,465	1,460,439	1,317,689
Allocation to noncontrolling interests	(6,248)	(6,863)	(6,445)
Net income allocable to Public Storage shareholders	1,442,217	1,453,576	1,311,244
Allocation of net income to:
Preferred shareholders - distributions	(236,535)	(238,214)	(245,097)
Preferred shareholders - redemptions (Note 8)	(29,330)	(26,873)	(8,897)
Restricted share units	(4,743)	(4,610)	(4,200)
Net income allocable to common shareholders	$1,171,609	$1,183,879	$1,053,050
Net income per common share:
Basic	$6.75	$6.84	$6.10
Diluted	$6.73	$6.81	$6.07

Basic weighted average common shares outstanding	173,613	173,091	172,699
Diluted weighted average common shares outstanding	174,151	173,878	173,510

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Net income	$1,448,465	$1,460,439	$1,317,689
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(30,003)	(8,047)	(20,086)
Adjust for aggregate foreign currency exchange
gain in equity in earnings of unconsolidated
real estate entities	-	(941)	-
Adjust for aggregate foreign currency exchange
loss (gain) included in net income	50,045	(17,570)	(306)
Other comprehensive income (loss)	20,042	(26,558)	(20,392)
Total comprehensive income	1,468,507	1,433,881	1,297,297
Allocation to noncontrolling interests	(6,248)	(6,863)	(6,445)
Comprehensive income allocable to
Public Storage shareholders	$1,462,259	$1,427,018	$1,290,852

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171
Redemption of 10,800 preferred shares (Note 8)	(270,000)	-	-	-	-	(270,000)	-	(270,000)
Issuance of common shares in connection with
share-based compensation (475,687 shares) (Note 10)	-	48	29,615	-	-	29,663	-	29,663
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	15,793	-	-	15,793	-	15,793
Acquisition of noncontrolling interests	-	-	(5,432)	-	-	(5,432)	(60)	(5,492)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,562	1,562
Net income	-	-	-	1,317,689	-	1,317,689	-	1,317,689
Net income allocated to noncontrolling interests	-	-	-	(6,445)	-	(6,445)	6,445	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(245,097)	-	(245,097)	-	(245,097)
Noncontrolling interests	-	-	-	-	-	-	(7,325)	(7,325)
Common shares and restricted share units
($6.50 per share)	-	-	-	(1,125,934)	-	(1,125,934)	-	(1,125,934)
Other comprehensive loss (Note 2)	-	-	-	-	(20,392)	(20,392)	-	(20,392)
Balances at December 31, 2015	4,055,000	17,293	5,601,506	(434,610)	(68,548)	9,170,641	26,997	9,197,638
Cumulative effect of a change in accounting
principle (Note 10)	-	-	789	(789)	-	-	-	-
Balances at December 31, 2015, as adjusted	$4,055,000	$17,293	$5,602,295	$(435,399)	$(68,548)	$9,170,641	$26,997	$9,197,638
Issuance of 47,000 preferred shares (Note 8)	1,175,000	-	(38,797)	-	-	1,136,203	-	1,136,203
Redemption of 34,500 preferred shares (Note 8)	(862,500)	-	-	-	-	(862,500)	-	(862,500)
Issuance of common shares in connection with
share-based compensation (367,546 shares) (Note 10)	-	36	25,505	-	-	25,541	-	25,541
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	20,765	-	-	20,765	-	20,765
Contributions by noncontrolling interests	-	-	-	-	-	-	3,470	3,470
Net income	-	-	-	1,460,439	-	1,460,439	-	1,460,439
Net income allocated to noncontrolling interests	-	-	-	(6,863)	-	(6,863)	6,863	-

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(238,214)	-	(238,214)	-	(238,214)
Noncontrolling interests	-	-	-	-	-	-	(7,586)	(7,586)
Common shares and restricted share units
($7.30 per share)	-	-	-	(1,267,544)	-	(1,267,544)	-	(1,267,544)
Other comprehensive loss (Note 2)	-	-	-	-	(26,558)	(26,558)	-	(26,558)
Balances at December 31, 2016	$4,367,500	$17,329	$5,609,768	$(487,581)	$(95,106)	$9,411,910	$29,744	$9,441,654
Issuance of 23,200 preferred shares (Note 8)	580,000	-	(18,823)	-	-	561,177	-	561,177
Redemption of 36,900 preferred shares (Note 8)	(922,500)	-	-	-	-	(922,500)	-	(922,500)
Issuance of common shares in connection with
share-based compensation (564,583 shares) (Note 10)	-	56	42,444	-	-	42,500	-	42,500
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	22,711	-	-	22,711	-	22,711
Acquisition of noncontrolling interests	-	-	(7,701)	-	-	(7,701)	(6,724)	(14,425)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,484	2,484
Net income	-	-	-	1,448,465	-	1,448,465	-	1,448,465
Net income allocated to noncontrolling interests	-	-	-	(6,248)	-	(6,248)	6,248	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(236,535)	-	(236,535)	-	(236,535)
Noncontrolling interests	-	-	-	-	-	-	(7,392)	(7,392)
Common shares and restricted share units
($8.00 per share)	-	-	-	(1,393,812)	-	(1,393,812)	-	(1,393,812)
Other comprehensive income (Note 2)	-	-	-	-	20,042	20,042	-	20,042
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2017		2016	2015
Cash flows from operating activities:
Net income	$1,448,465	$1,460,439	$1,317,689
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(1,421)	(689)	(18,503)
Assets damaged due to hurricanes	3,286	-	-
Depreciation and amortization	454,526	433,314	426,008
Equity in earnings of unconsolidated real estate entities	(75,655)	(56,756)	(50,937)
Distributions from retained earnings of unconsolidated
real estate entities	53,749	84,397	35,695
Foreign currency exchange loss (gain)	50,045	(17,570)	(306)
Share-based compensation expense	37,548	37,483	32,570
Other	5,136	4,718	6,063
Total adjustments	527,214	484,897	430,590
Net cash provided by operating activities	1,975,679	1,945,336	1,748,279
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(122,199)	(81,435)	(65,594)
Construction in process	(338,479)	(269,916)	(228,478)
Acquisition of real estate facilities and intangible assets	(285,279)	(416,178)	(177,076)
Distributions in excess of retained earnings from
unconsolidated real estate entities	-	67,420	-
Proceeds from sale of real estate investments	6,103	998	15,013
Net cash used in investing activities	(739,854)	(699,111)	(456,135)
Cash flows from financing activities:
Repayments on notes payable	(1,701)	(36,459)	(17,237)
Issuance of notes payable	992,077	113,620	264,255
Issuance of preferred shares	561,177	1,136,203	-
Issuance of common shares	42,500	25,541	29,663
Redemption of preferred shares	(922,500)	(862,500)	(270,000)
Cash paid upon vesting of restricted share units	(14,092)	(15,357)	(15,678)
Acquisition of noncontrolling interests	(14,425)	-	(5,492)
Contributions by noncontrolling interests	2,484	3,470	1,562
Distributions paid to Public Storage shareholders	(1,630,347)	(1,505,758)	(1,371,031)
Distributions paid to noncontrolling interests	(7,392)	(7,586)	(7,325)
Net cash used in financing activities	(992,219)	(1,148,826)	(1,391,283)
Net increase (decrease) in cash, equivalents, and restricted cash	243,606	97,399	(99,139)
Net effect of foreign exchange translation	(126)	(381)	(318)
Cash, equivalents, and restricted cash at beginning of the period	212,573	115,555	215,012
Cash, equivalents, and restricted cash at end of the period	$456,053	$212,573	$115,555

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2017		2016	2015
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(659)	$1,317	$500
Investments in unconsolidated real estate entities	(19,370)	24,099	19,583
Notes payable	49,906	(17,750)	(315)
Accumulated other comprehensive loss	(30,003)	(8,047)	(20,086)

Reclassification of existing investment to real estate in connection with property acquisition (Note 3):
Real estate facilities	(6,310)	-	-
Investments in unconsolidated real estate entities	6,310	-	-

Real estate acquired in exchange for assumption of notes payable	-	(12,945)	(8,311)
Notes payable assumed in connection with acquisition of real estate	-	12,945	8,311

Accrued development costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(2,581)	(4,612)	2,525
Construction in process	(11,233)	(18,238)	(9,623)
Accrued and other liabilities	13,814	22,850	7,098

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

At December 31, 2017, we have direct and indirect equity interests in 2,386 self-storage facilities (with approximately 159 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 221 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December 31, 2017, we have an approximate 42% common equity interest in PSB.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

When we begin consolidating an entity, we include the book value of our preexisting equity interest as part of the acquisition cost.  All changes in consolidation status are reflected prospectively.

Collectively, at December 31, 2017, the Company and the Subsidiaries own 2,386 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At December 31, 2017, the Unconsolidated Real Estate Entities are comprised of PS and Shurgard Europe.

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates and assumptions.

Income Taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur U.S. federal income tax if we distribute 100% of our REIT taxable income each year, and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements for all periods presented herein.  Accordingly, we have recorded no U.S. federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2017, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, accrued interest, property tax accruals, accrued payroll, accrued tenant reinsurance losses, and accruals for probable and estimable contingent losses.  We believe the fair value of our accrued and other liabilities approximates book value, due to the short period until repayment.  We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

Cash Equivalents, Restricted Cash, Marketable Securities and Other Financial Instruments

Cash equivalents represent highly liquid financial instruments such as money market funds with daily liquidity or short-term commercial paper or treasury securities maturing within three months of acquisition.  Cash and equivalents which are restricted from general corporate use are included in other assets.  We believe that the book value of all such financial instruments for all periods presented approximates fair value, due to the short period to maturity.

Cash, equivalents, and restricted cash presented on our statements of cash flows totaling $456.1 million, $212.6 million, $115.6 million, and $215.0 million at December 31, 2017, 2016, 2015, and 2014, respectively, include $433.4 million, $183.7 million, $104.3 million, and $187.7 million in cash and equivalents, and $22.7 million, $28.9 million, $11.3 million, and $27.3 million in restricted cash included in other assets.

Fair Value

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Our estimates of fair value involve considerable judgment and are not necessarily indicative of the amounts that could be realized in current market exchanges.

We estimate the fair value of our cash and equivalents, marketable securities, other assets, debt, and other liabilities by applying a discount rate to the future cash flows of the financial instrument.  The discount rate is based upon quoted interest rates for securities that have similar characteristics such as credit quality and time to maturity; such quoted interest rates are referred to generally as “Level 2” inputs.

Currency and Credit Risk

Financial instruments that are exposed to credit risk consist primarily of cash and equivalents, certain portions of other assets including rents receivable from our tenants and restricted cash.  Cash equivalents we invest in are either money market funds with a rating of at least AAA by Standard & Poor’s, commercial paper that is rated A1 by Standard & Poor’s or deposits with highly rated commercial banks.

At December 31, 2017, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Goodwill totaled $174.6 million at December 31, 2017 and 2016.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2017 and 2016.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At December 31, 2017, these intangibles had a net book value of $21.5 million ($19.3 million at December 31, 2016).  Accumulated amortization totaled $31.0 million at December 31, 2017 ($54.0 million at December 31, 2016), and amortization expense of $15.0 million, $21.7 million and $26.1 million was recorded in 2017, 2016 and 2015, respectively.  The estimated future amortization expense for our finite-lived intangible assets at December 31, 2017 is approximately $12.5 million in 2018,  $3.5 million in 2019 and $5.5 million thereafter.  During 2017, 2016 and 2015, intangibles increased $17.2 million, $23.0 million and $8.9 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).

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

Casualty Loss

We record casualty losses for i) the book value of assets destroyed and ii) incremental repair, clean-up, and other costs associated with the casualty.  Insurance proceeds are recorded as a reduction in casualty loss when all uncertainties of collection are satisfied.  During 2017, we incurred casualty losses totaling $7.8 million, comprised of $3.3 million in book value of assets damaged and $4.5 million in repairs and maintenance incurred in connection with Hurricanes Harvey and Irma.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.198 U.S. Dollars per Euro at December 31, 2017  (1.052 at December 31, 2016), and average exchange rates of 1.129,  1.107 and 1.110 for the years ended December 31, 2017, 2016 and 2015, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard Europe and our notes payable denominated in Euros.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

	For the Years Ended December 31,
	2017	2016	2015

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,613	173,091	172,699
Net effect of dilutive stock options -
based on treasury stock method	538	787	811
Diluted weighted average common
shares outstanding	174,151	173,878	173,510

3.Real Estate Facilities

Activity in real estate facilities during 2017, 2016 and 2015 is as follows:

For the Years Ended December 31,
2017		2016	2015
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,963,229	$13,205,261	$12,863,235
Capital expenditures to maintain real estate facilities	124,780	86,047	63,069
Acquisitions	274,115	406,154	176,444
Dispositions	(1,092)	-	(19,970)
Assets damaged due to hurricanes	(8,226)	-	-
Developed or redeveloped facilities opened for operation	311,559	268,905	123,484
Impact of foreign exchange rate changes	1,624	(3,138)	(1,001)
Ending balance	14,665,989	13,963,229	13,205,261
Accumulated depreciation:
Beginning balance	(5,270,963)	(4,866,738)	(4,482,520)
Depreciation expense	(433,466)	(406,046)	(393,605)
Dispositions	123	-	8,886
Assets damaged due to hurricanes	4,940	-	-
Impact of foreign exchange rate changes	(965)	1,821	501
Ending balance	(5,700,331)	(5,270,963)	(4,866,738)
Construction in process:
Beginning balance	230,310	219,190	104,573
Current development	349,712	288,154	238,101
Developed or redeveloped facilities opened for operation	(311,559)	(268,905)	(123,484)
Dispositions and transfers to other assets	(4,022)	(8,129)	-
Ending balance	264,441	230,310	219,190
Total real estate facilities at December 31, 2017	$9,230,099	$8,922,576	$8,557,713

During 2017, we acquired 22 self-storage facilities from third parties (1,365,000 net rentable square feet), for a total cost of $149.8 million, in cash.  Approximately $8.2 million of the total cost was allocated to

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

intangible assets.  On December 31, 2017, we acquired the remaining 74.25% of the interests which we did not own in one of the unconsolidated entities that owned 12 self-storage facilities (749,000 net rentable square feet) for a total cost of $135.5 million in cash.  Approximately $9.0 million of the $141.8 million acquisition cost (which includes the $6.3 million book value of our existing investment) was allocated to intangible assets and $0.3 million was allocated to other assets.

We completed development and redevelopment activities during 2017, adding 2.7 million net rentable square feet of self-storage space, at an aggregate cost of $311.6 million.  Construction in process at December 31, 2017 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will add a total of 4.6 million net rentable square feet of storage space at an aggregate estimated cost of approximately $613.8 million (unaudited).  During 2017, we sold real estate for a total of approximately $6.4 million in cash proceeds, of which $0.3 million was collected in 2016, and recorded a related gain on real estate investment sales of approximately $1.4 million in 2017.

During 2016, we acquired 55 self-storage facilities (4,121,000 net rentable square feet), for a total cost of $429.1 million, consisting of $416.2 million in cash and the assumption of $12.9 million in mortgage notes.  Approximately $23.0 million of the total cost was allocated to intangible assets.  We completed development and redevelopment activities during 2016, adding 2,275,000 net rentable square feet of self-storage space, at an aggregate cost of $268.9 million.  During 2016, we also transferred $8.1 million of accumulated construction costs to other assets, with respect to a development project that was suspended.

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

At December 31, 2017, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $9.8 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2017	2016	2017	2016	2015

PSB	$400,133	$402,765	$46,544	$31,707	$34,155
Shurgard Europe	324,040	280,019	25,948	22,324	14,272
Other Investments	-	6,423	3,163	2,725	2,510
Total	$724,173	$689,207	$75,655	$56,756	$50,937

During 2017, 2016 and 2015, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $53.7 million,  $151.8 million and $35.7 million, respectively.  For 2016, $67.4 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Entities and are presented as an investing activity on our statement of cash flows.  At December 31, 2017, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $67.3 million ($69.9 million at December 31, 2016).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.3 million,  $1.8 million and $2.4 million during 2017, 2016 and 2015, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of December 31, 2017 and 2016, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2017 ($125.09 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.8 billion.  At December 31, 2017, the adjusted tax basis of our investment in PSB approximates book value (unaudited).

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2017	2016	2015
	(Amounts in thousands)
For the year ended December 31,
Revenues	$402,179	$386,871	$373,135
Costs of operations	(125,340)	(123,108)	(121,224)
Depreciation and amortization	(94,270)	(99,486)	(105,394)
General and administrative	(9,679)	(14,862)	(13,582)
Other items	(1,148)	(4,431)	(12,200)
Gain on real estate investment sales	7,574	-	28,235
Net income	179,316	144,984	148,970
Allocations to preferred shareholders and
restricted share unitholders	(64,612)	(65,157)	(62,184)
Net income allocated to common shareholders
and LP Unitholders	$114,704	$79,827	$86,786

As of December 31,

Total assets (primarily real estate)	$2,100,159	$2,119,371	$2,186,658
Debt	-	-	250,000
Preferred stock called for redemption	130,000	230,000	-
Other liabilities	80,223	78,657	76,059
Equity:
Preferred stock	959,750	879,750	920,000
Common equity and LP units	930,186	930,964	940,599

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  Our equity in earnings of Shurgard Europe is comprised of our 49% share of Shurgard Europe’s net income and 49% of the trademark license fees that Shurgard Europe pays to us

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

for the use of the “Shurgard” trademark.  The remaining 51% of the license fees are classified as interest and other income on our income statement.

Changes in foreign currency exchange rates increased our investment in Shurgard Europe by approximately $19.4 million in 2017 and decreased it by $24.1 million and $19.6 million in 2016 and 2015, respectively.  Included in our equity in earnings of Shurgard Europe for 2016 is a $941,000 increase for the recognition of accumulated comprehensive income, representing a decrease to equity rather than an increase to investments in Unconsolidated Real Estate Entities.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2017	2016	2015
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$265,088	$252,321	$236,990
Self-storage and ancillary cost of operations	(98,510)	(97,099)	(93,575)
Depreciation and amortization	(63,282)	(62,829)	(66,665)
General and administrative	(12,465)	(13,199)	(12,619)
Interest expense on third party debt	(20,759)	(20,617)	(16,695)
Trademark license fee payable to Public Storage	(2,647)	(2,531)	(2,376)
Income tax expense	(17,601)	(10,669)	(10,799)
Costs of acquiring facilities and other	178	(1,667)	(7,359)
Foreign exchange gain (loss)	306	(681)	(150)

Net income	$50,308	$43,029	$26,752
Average exchange rates of Euro to the U.S. Dollar	1.129	1.107	1.110

	2017	2016	2015
	(Amounts in thousands)
As of December 31,
Total assets (primarily self-storage facilities)	$1,416,477	$1,261,912	$1,476,632
Total debt to third parties	726,617	666,926	662,336
Other liabilities	143,638	106,916	110,522
Equity	546,222	488,070	703,774

Exchange rate of Euro to U.S. Dollar	1.198	1.052	1.091

Other Investments

On December 31, 2017, we acquired the remaining 74.25% equity interest we did not own in the Other Investments for $135.5 million, in cash, and began to consolidate the 12 self-storage facilities owned by the Other Investments.  In 2016, we sold one of the Other Investments resulting in a $689,000 gain on real estate investment sales on our income statement.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at December 31, 2017).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at December 31, 2017).  At December 31, 2017 and February 28, 2018, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $16.1 million at December 31, 2017  ($15.2 million at December 31, 2016).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2017.

6.Notes Payable

Our notes payable at December 31, 2017 and 2016 are set forth in the table below:

			Amounts at December 31, 2017
	Coupon	Effective		Unamortized	Book	Fair	Book Value at
	Rate	Rate	Principal	Costs	Value	Value	December 31, 2016
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	2.370%	2.483%	$500,000	$(2,475)	$497,525	$492,088	$-
Notes due September 2027	3.094%	3.218%	500,000	(5,132)	494,868	493,946	-
			1,000,000	(7,607)	992,393	986,034	-

Euro Denominated Unsecured Debt
Notes due April 2024	1.540%	1.540%	119,795	-	119,795	125,367	105,203
Notes due November 2025	2.175%	2.175%	289,921	-	289,921	305,445	254,607
			409,716	-	409,716	430,812	359,810
Mortgage Debt, secured by 30 real estate
facilities with a net book value
of $118.3 million	4.054%	3.997%	29,213	-	29,213	30,355	30,939

			$1,438,929	$(7,607)	$1,431,322	$1,447,201	$390,749

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at December 31, 2017.  Included in these covenants are a) a maximum Debt to Total Assets of 65%  (4.4% at December 31, 2017) and b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (157.9x for the year ended December 31, 2017) as well as covenants limiting the amount we can encumber our properties with mortgage debt.  These terms and all of the covenants are defined more fully in the related prospectus.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors.  The Euro Notes consist of two tranches, (i) €242.0 million were issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and €100.0 million were issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at December 31, 2017.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (loss of $50.0 million for 2017 and gains of $17.6 million and $306,000 for 2016 and 2015, respectively).

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

During 2016 and 2015, we assumed mortgage notes with aggregate contractual values of $12.9 million and $8.3 million, respectively, and interest rates of 4.2% and 6.2%, respectively, which approximated market rates, in connection with the acquisition of real estate facilities.

At December 31, 2017, the notes contractual interest rates are fixed, ranging between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At December 31, 2017, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

	Unsecured	Mortgage
	Debt	Debt	Total

2018	$-	$11,241	$11,241
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
2022	500,000	2,071	502,071
Thereafter	909,716	11,308	921,024
	$1,409,716	$29,213	$1,438,929
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $16.8 million, $9.4 million and $3.3 million for 2017, 2016 and 2015, respectively.  Interest capitalized as real estate totaled $4.4 million, $5.1 million and $2.7 million for 2017, 2016 and 2015, respectively.

7.Noncontrolling Interests

At December 31, 2017, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 12 operating self-storage facilities and eight self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  The Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During 2017, 2016 and 2015, we allocated a total of $6.2 million, $6.9 million and $6.4 million, respectively, of income to these interests; and we paid $7.4 million, $7.6 million and $7.3 million, respectively, in distributions to these interests.

During 2017, we acquired Noncontrolling Interests for $14.4 million in cash, of which $7.7 million was allocated to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests.  During 2015, we acquired Noncontrolling Interests for $5.5 million in cash, substantially all of which was allocated to Paid-in-capital.   During 2017, 2016 and 2015, Noncontrolling Interests contributed $2.5 million, $3.5 million and $1.6 million, respectively.

8.Shareholders’ Equity

Preferred Shares

At December 31, 2017 and 2016,  we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

			At December 31, 2017		At December 31, 2016
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series S	1/12/2017	5.900%	-	$-	18,400	$460,000
Series T	3/13/2017	5.750%	-	-	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	-	-
Series G	8/9/2022	5.050%	12,000	300,000	-	-
Total Preferred Shares			161,000	$4,025,000	174,700	$4,367,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At December 31, 2017, there were no dividends in arrears.

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

In 2017, we redeemed our Series S and Series T Preferred Shares, at par, for a total of $922.5 million in cash, before payment of accrued dividends.

In 2017, we issued  an aggregate 23.2 million depositary shares, each representing 1/1,000 of a share of our Series F and Series G Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $580.0 million in gross proceeds, and we incurred $18.8 million in issuance costs.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

In 2017, 2016 and 2015, we recorded $29.3 million, $26.9 million $8.9 million, respectively, in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in connection with redemptions of Preferred Shares.

Common Shares

During 2017, 2016 and 2015, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and
exercise of stock options (Note 10)	564,583	$42,500	367,546	$25,541	475,687	$29,663

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2017, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2017.

At December 31, 2017 and 2016, we had 3,208,046 and 2,692,081, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for U.S. federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Code.  Common share dividends including amounts paid to our common shareholders and our restricted share unitholders totaled $1.394 billion ($8.00 per share), $1.268 billion ($7.30 per share) and $1.126 billion ($6.50 per share) for the years ended December 31, 2017, 2016 and 2015, respectively.  Preferred share dividends totaled $236.5 million, $238.2 million and $245.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

For the tax year ended December 31, 2017, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2017 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	99.93%	99.92%	100.00%	99.46%
Long-Term Capital Gain	0.07%	0.08%	0.00%	0.54%
Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2017 do not constitute qualified dividend income.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at December 31, 2017.

At December 31, 2017, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 58 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.1 million,  $848,000 and $562,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Our right to continue receiving these premiums may be qualified.

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

We amortize the grant-date fair value of awards as compensation expense over the service period, which begins on the grant date and ends generally on the vesting date.  For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period.  For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

In amortizing share-based compensation expense, we do not estimate future forfeitures in advance.  Instead, we reverse previously amortized share-based compensation expense with respect to grants that are

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

forfeited in the period the employee terminates employment.  We recorded a cumulative-effect adjustment of $789,000 to increase accumulated deficit and increase paid-in capital as of January 1, 2016, representing the impact of estimated forfeitures at December 31, 2015.

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are expected to retire at the end of 2018 and then serve as Trustees of the Company for the foreseeable future.  While the actual vesting of such share-based compensation will not accelerate, and will continue to vest under the original schedule only if they continue to serve as Trustees, their respective service periods for their previous grants while CEO and CFO effectively end on the date of their retirement as CEO and CFO.  As a result, the remaining unamortized expense on outstanding grants at December 31, 2017 will be recognized through their expected retirement dates, increasing 2018 expense $23.6 million above what it would have been without the acceleration of amortization.  Any additional grants to our CEO and CFO in 2018 will also be amortized through December 31, 2018 and further increase our share-based compensation expense for 2018.

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

The stock options outstanding at December 31, 2017 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $65.1 million and remaining average contractual lives of approximately seven years.  The aggregate intrinsic value of exercisable stock options at December 31, 2017 amounted to approximately $57.6 million.  Approximately 1,361,000 of the stock options outstanding at December 31, 2017, have an exercise price of more than $200.  We have 195,750 stock options exercisable at December 31, 2017, which expire through June 30, 2019, with an average exercise price per share of $54.87.

Additional information with respect to stock options during 2017, 2016 and 2015 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	1,995,440	$150.83	1,940,279	$130.08	2,085,544	$111.96
Granted	1,096,000	223.58	310,000	239.11	335,000	200.70
Exercised	(482,523)	88.07	(254,839)	100.23	(365,265)	80.99
Cancelled	(200,000)	203.64	-	-	(115,000)	163.15

Options outstanding December 31,	2,408,917	$192.12	1,995,440	$150.83	1,940,279	$130.08

Options exercisable at December 31,	848,250	$143.55	1,105,433	$108.84	1,150,272	$94.18

	2017	2016	2015

Stock option expense for the year (in 000's)	$8,707	$5,180	$3,871

Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$61,334	$33,228	$46,719

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.9%	1.2%	1.6%
Expected volatility, based upon historical volatility	17.9%	17.9%	15.1%
Expected dividend yield	3.6%	2.9%	2.9%

Average estimated value of options granted during the year	$23.49	$26.18	$18.39

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

The fair value of our RSUs outstanding at December 31, 2017 was approximately $167.0 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2017 totals approximately $130.0 million and is expected to be recognized as compensation expense over the next 2.6 years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

	2017		2016		2015
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	696,641	$136,905	737,388	$129,284	751,048	$110,874
Granted	340,957	73,953	171,144	40,263	252,376	55,307
Vested	(144,473)	(25,305)	(180,050)	(26,689)	(187,342)	(24,752)
Forfeited	(93,996)	(19,409)	(31,841)	(5,953)	(78,694)	(12,145)

Restricted share units outstanding December 31,	799,129	$166,144	696,641	$136,905	737,388	$129,284

	2017	2016	2015
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$31,962	$41,400	$38,182
Cash paid for taxes upon vesting in lieu of issuing common shares	$14,092	$15,357	$15,678
Common shares issued upon vesting	82,060	112,707	110,422
Restricted share unit expense (a)	$28,841	$32,303	$28,699

(a)Amounts for 2017, 2016 and 2015 include approximately $0.7 million, $1.4 million and $1.1 million, respectively, in employer taxes incurred upon vesting.

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

Self-Storage Operations

The Self-Storage Operations segment reflects the rental operations from all self-storage facilities we own.  Our CODM reviews the net operating income (“NOI”) of this segment, which represents the related revenues less cost of operations (prior to depreciation expense), in assessing performance and making resource allocation decisions.  The presentation in the tables below sets forth the NOI of this segment, as well as the depreciation expense for this segment, which while reviewed by our CODM and included in net income, is not considered by the CODM in assessing performance and decision making.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations segment.

Ancillary Operations

The Ancillary Operations segment reflects the sale of merchandise and reinsurance of policies against losses to goods stored by our self-storage tenants, activities which are incidental to our primary self-storage rental

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

For the year ended December 31, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$2,512,433	$-	$-	$-	$-	$2,512,433
Ancillary operations	-	156,095	-	-	-	156,095
	2,512,433	156,095	-	-	-	2,668,528

Cost of operations:
Self-storage operations	657,633	-	-	-	-	657,633
Ancillary operations	-	50,345	-	-	-	50,345
	657,633	50,345	-	-	-	707,978

Net operating income:
Self-storage operations	1,854,800	-	-	-	-	1,854,800
Ancillary operations	-	105,750	-	-	-	105,750
	1,854,800	105,750	-	-	-	1,960,550

Other components of net income (loss):
Depreciation and amortization	(454,526)	-	-	-	-	(454,526)
General and administrative	-	-	-	-	(82,882)	(82,882)
Interest and other income	-	-	-	-	18,771	18,771
Interest expense	-	-	-	-	(12,690)	(12,690)
Equity in earnings of
unconsolidated real estate entities	-	-	46,544	25,948	3,163	75,655
Foreign currency exchange loss	-	-	-	-	(50,045)	(50,045)
Casualty loss	-	-	-	-	(7,789)	(7,789)
Gain on real estate investment sales	-	-	-	-	1,421	1,421
Net income (loss)	$1,400,274	$105,750	$46,544	$25,948	$(130,051)	$1,448,465

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

12.Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue to be based upon the consideration expected from customers for promised goods or services.  The FASB also added guidance with respect to the sale of our real estate facilities.  The new standards, effective on January 1, 2018, permit either the retrospective or cumulative effects transition method and allowed for early adoption on January 1, 2017.  We did not early adopt these new standards.  We plan to adopt the new standards in the first quarter of 2018 utilizing the modified retrospective transition method applied to open contracts.  We do not believe the new standards will have a material impact on our results of operations or financial condition, primarily because most of our revenue is from rental revenue, which the new standards do not cover, and because we do not provide any material products and services to our customers or sell material amounts of our real estate facilities.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard, effective on January 1, 2019, requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief and allows for early adoption on January 1, 2016.   The Company is currently assessing the impact of the guidance on our financial statements.  However, we do not believe this standard will have a material impact on our results of operations or financial condition, because substantially all of our lease revenues are derived from month-to-month self-storage leases, and we do not have material amounts of lease expense.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  The new standard provides guidance on certain specific cash flow issues, including the treatment of distributions received from equity method investees.  The standard is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable.  We adopted the new guidance effective January 1, 2017 and elected to use the cumulative earnings approach, whereby distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment and amounts in excess are reflected as returns of investment.  The adoption of the cumulative earnings approach had no impact on our consolidated financial statements for the periods presented.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which primarily requires the statement of cash flows to explain not only the change in cash and equivalents, but also the change in restricted cash.  The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. The Company early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash used in investing activities was adjusted from $716.7 million and $440.1 million in the years ended December 31, 2016 and 2015, respectively, in the previous presentation, to $699.1 million and $456.1 million, respectively, in the current presentation.

13.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Our deductible for general liability is $2.0 million per occurrence.  Our annual deductibles for property losses are $25.0 million for first occurrence with an aggregate of $35.0 million for multiple occurrences and $5.0 million per occurrence thereafter.  Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

excess of $5.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At December 31, 2017, there were approximately 900,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.8 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $159.8 million at December 31, 2017.  We expect to pay approximately $127.8 million in 2018 and $32.0 million in 2019 for these construction commitments.

14.Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$645,547	$664,312	$686,361	$672,308

Self-storage and ancillary cost of operations	$182,902	$182,578	$190,619	$151,879

Depreciation and amortization	$110,929	$110,177	$113,320	$120,100

Net Income	$344,021	$355,207	$358,274	$390,963

Per Common Share
Net income - Basic	$1.62	$1.59	$1.61	$1.92

Net income - Diluted	$1.62	$1.59	$1.61	$1.92

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$611,786	$634,188	$663,148	$651,427

Self-storage and ancillary cost of operations	$173,286	$172,004	$178,627	$145,166

Depreciation and amortization	$105,128	$107,013	$109,432	$111,741

Net Income	$317,349	$358,359	$369,050	$415,681

Per Common Share
Net income - Basic	$1.40	$1.62	$1.78	$2.04

Net income - Diluted	$1.39	$1.61	$1.78	$2.03

15.Subsequent Events

 Subsequent to December 31, 2017, we acquired or were under contract to acquire two self-storage facilities (one each in Tennessee and Nebraska) with 181,000 net rentable square feet, for $18.3 million.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		2017	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2017			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage facilities by market:
Los Angeles	220	576	504,267	904,163	282,538	501,879	1,189,089	1,690,968	632,991
New York	94	-	250,900	548,541	151,048	257,229	693,260	950,489	357,033
San Francisco	138	-	231,943	512,052	167,760	244,693	667,062	911,755	392,298
Washington DC	91	-	233,905	406,769	107,686	239,107	509,253	748,360	265,498
Miami	89	-	212,661	448,086	81,773	214,553	527,967	742,520	256,989
Seattle/Tacoma	91	-	177,451	443,495	92,336	178,107	535,175	713,282	279,770
Houston	119	-	166,793	411,023	106,484	166,252	518,048	684,300	238,549
Dallas/Ft. Worth	119	-	166,838	387,423	94,713	167,570	481,404	648,974	239,552
Chicago	130	-	137,165	352,595	110,723	140,002	460,481	600,483	319,109
Atlanta	101	-	122,880	327,975	63,069	123,242	390,682	513,924	225,677
Orlando/Daytona	72	12,450	140,411	253,375	52,494	145,892	300,388	446,280	132,531
West Palm Beach	44	-	151,323	207,388	34,358	151,908	241,161	393,069	100,920
Charlotte	53	-	75,968	186,599	50,814	83,831	229,550	313,381	97,806
Tampa	53	-	87,165	174,499	43,210	89,937	214,937	304,874	105,200
Denver	55	10,013	82,240	154,622	63,230	82,969	217,123	300,092	120,812
Minneapolis/St. Paul	48	4,702	85,484	186,528	22,090	85,649	208,453	294,102	94,282
Philadelphia	57	-	51,682	152,406	52,303	50,703	205,688	256,391	145,875
Phoenix	39	-	60,974	169,042	23,286	60,965	192,337	253,302	85,465
Detroit	41	-	62,990	159,461	21,799	63,840	180,410	244,250	93,877
Boston	25	-	61,583	158,870	20,179	62,149	178,483	240,632	77,297
Austin	31	-	51,150	115,641	37,236	53,173	150,854	204,027	72,725
Portland	43	-	51,182	126,464	25,521	51,840	151,327	203,167	88,705
San Diego	20	-	47,884	108,911	37,976	50,392	144,379	194,771	74,585
Raleigh	28	-	50,348	99,583	27,010	51,477	125,464	176,941	49,330
Honolulu	11	-	54,184	106,299	10,793	55,101	116,175	171,276	56,286
Norfolk	28	-	33,316	81,267	16,192	32,755	98,020	130,775	53,478
San Antonio	28	-	27,566	76,028	25,438	27,524	101,508	129,032	59,598
Baltimore	23	-	25,176	79,734	16,677	25,300	96,287	121,587	62,675
Sacramento	34	-	25,141	69,409	26,734	25,646	95,638	121,284	67,951
Columbus	22	-	25,341	64,746	25,712	25,448	90,351	115,799	39,438
Oklahoma City	21	-	32,708	65,664	11,088	32,708	76,752	109,460	16,871

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		2017	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2017			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

St. Louis	26	-	20,037	56,237	20,514	20,680	76,108	96,788	58,304
Columbia	22	-	19,608	54,653	17,965	20,367	71,859	92,226	28,345
Indianapolis	22	-	21,064	57,655	12,365	22,064	69,020	91,084	40,808
Las Vegas	20	-	23,168	52,723	9,655	22,417	63,129	85,546	43,534
Kansas City	24	-	14,225	43,732	25,763	14,425	69,295	83,720	54,044
Savannah	12	-	33,094	42,465	3,237	32,738	46,058	78,796	12,094
Cincinnati	16	-	14,927	31,822	17,119	14,845	49,023	63,868	26,134
Louisville	12	-	18,800	34,861	4,185	18,799	39,047	57,846	8,899
Greensboro	13	-	12,737	29,811	12,608	14,826	40,330	55,156	22,955
Fort Myers/Naples	9	-	15,373	35,353	4,348	15,608	39,466	55,074	13,533
Milwaukee	15	1,472	13,189	32,071	9,543	13,158	41,645	54,803	27,938
Jacksonville	14	-	11,252	27,714	10,175	11,301	37,840	49,141	28,809
Charleston	10	-	10,849	31,144	6,987	11,825	37,155	48,980	17,439
Hartford/New Haven	11	-	6,778	19,959	20,623	8,443	38,917	47,360	28,197
New Orleans	9	-	9,205	30,832	5,548	9,373	36,212	45,585	22,620
Nashville/Bowling Green	14	-	10,405	24,175	9,254	10,402	33,432	43,834	24,463
Richmond	10	-	13,248	23,253	4,059	13,053	27,507	40,560	15,360
Colorado Springs	12	-	8,229	19,659	12,521	8,225	32,184	40,409	26,100
Tucson	7	-	9,403	25,491	5,390	9,884	30,400	40,284	16,866
Chattanooga	10	-	6,569	26,045	6,550	6,371	32,793	39,164	12,019
Greensville/Spartanburg/Asheville	11	-	9,036	20,767	8,970	9,965	28,808	38,773	17,705
Memphis	9	-	7,962	21,981	8,515	9,315	29,143	38,458	17,549
Monterey/Salinas	7	-	8,465	24,151	3,848	8,455	28,009	36,464	18,415
Birmingham	14	-	5,229	17,835	13,024	5,117	30,971	36,088	26,662
Reno	7	-	5,487	18,704	3,932	5,487	22,636	28,123	10,622
Salt Lake City	8	-	7,846	15,947	4,264	7,495	20,562	28,057	12,310
Buffalo/Rochester	9	-	6,785	17,954	2,986	6,783	20,942	27,725	11,987
Palm Springs	3	-	8,309	18,065	1,218	8,309	19,283	27,592	8,653
Mobile	9	-	4,257	17,441	3,883	4,084	21,497	25,581	11,124
Cleveland/Akron	6	-	3,778	13,928	4,705	4,171	18,240	22,411	9,679
London, UK	1	-	5,730	14,278	(1,921)	3,509	14,578	18,087	11,998
Wichita	7	-	2,017	6,691	6,766	2,130	13,344	15,474	10,835

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		2017	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2017			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Santa Barbara	2	-	5,733	9,106	338	5,733	9,444	15,177	4,730
Providence	3	-	995	11,206	2,684	995	13,890	14,885	5,252
Dayton	5	-	1,074	8,975	4,642	1,073	13,618	14,691	6,073
Evansville	4	-	1,826	8,445	1,093	1,798	9,566	11,364	2,690
Augusta	4	-	1,793	5,990	2,242	1,793	8,232	10,025	5,235
Huntsville/Decatur	3	-	1,024	3,321	2,963	971	6,337	7,308	5,822
Fort Wayne	3	-	349	3,594	3,073	349	6,667	7,016	5,733
Springfield/Holyoke	2	-	1,428	3,380	1,709	1,427	5,090	6,517	4,121
Shreveport	2	-	817	3,030	2,221	741	5,327	6,068	4,184
Rochester	2	-	1,047	2,246	1,695	980	4,008	4,988	3,571
Lansing	2	-	556	2,882	806	556	3,688	4,244	1,887
Flint	1	-	543	3,068	180	542	3,249	3,791	1,579
Topeka	2	-	225	1,419	1,756	225	3,175	3,400	2,737
Roanoke	1	-	819	1,776	569	819	2,345	3,164	2,058
Syracuse	1	-	545	1,279	744	545	2,023	2,568	1,818
Omaha	1	-	109	806	1,398	109	2,204	2,313	1,779
Joplin	1	-	264	904	939	264	1,843	2,107	1,468
Modesto/Fresno/Stockton	1	-	44	206	962	193	1,019	1,212	648

Commercial and non-operating
real estate		-	11,517	26,939	24,091	12,545	50,002	62,547	39,773

		$29,213	$3,886,388	$8,544,627	$2,234,974	$3,947,123	$10,718,866	$14,665,989	$5,700,331

		Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally
		between 5 to 25 years.