Form 10-Q
period 2018-03-31
Public Storage
filed 2018-05-03
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 1, 2018:

Common Shares of beneficial interest, $.10 par value per share – 174,229,383 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2018 and December 31, 2017	1

	Statements of Income for the Three Months Ended March 31, 2018 and 2017	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017	3

	Statement of Equity for the Three Months Ended March 31, 2018	4

	Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	5-6

	Condensed Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	52

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)

Cash and equivalents	$363,030	$433,376
Real estate facilities, at cost:
Land	3,959,870	3,947,123
Buildings	10,806,814	10,718,866
	14,766,684	14,665,989
Accumulated depreciation	(5,811,286)	(5,700,331)
	8,955,398	8,965,658
Construction in process	279,624	264,441
	9,235,022	9,230,099

Investments in unconsolidated real estate entities	746,254	724,173
Goodwill and other intangible assets, net	210,733	214,957
Other assets	130,481	130,287
Total assets	$10,685,520	$10,732,892

LIABILITIES AND EQUITY

Notes payable	$1,442,911	$1,431,322
Accrued and other liabilities	326,819	337,201
Total liabilities	1,769,730	1,768,523

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (161,000 at
December 31, 2017), at liquidation preference	4,025,000	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,927,759 shares issued and outstanding (173,853,370 shares at
December 31, 2017)	17,393	17,385
Paid-in capital	5,655,267	5,648,399
Accumulated deficit	(735,806)	(675,711)
Accumulated other comprehensive loss	(70,851)	(75,064)
Total Public Storage shareholders’ equity	8,891,003	8,940,009
Noncontrolling interests	24,787	24,360
Total equity	8,915,790	8,964,369
Total liabilities and equity	$10,685,520	$10,732,892

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues:
Self-storage facilities	$631,537	$607,778
Ancillary operations	38,387	37,769
	669,924	645,547

Expenses:
Self-storage cost of operations	182,187	171,978
Ancillary cost of operations	10,640	10,924
Depreciation and amortization	117,979	110,929
General and administrative	31,520	25,028
	342,326	318,859

Operating income	327,598	326,688
Interest and other income	5,544	3,998
Interest expense	(8,107)	(1,048)
Equity in earnings of unconsolidated real estate entities	30,795	19,949
Foreign currency exchange loss	(11,818)	(5,566)
Gain on sale of real estate	424	-
Net income	344,436	344,021
Allocation to noncontrolling interests	(1,439)	(1,579)
Net income allocable to Public Storage shareholders	342,997	342,442
Allocation of net income to:
Preferred shareholders - distributions	(54,081)	(60,121)
Restricted share units	(1,097)	(1,190)
Net income allocable to common shareholders	$287,819	$281,131
Net income per common share:
Basic	$1.66	$1.62
Diluted	$1.65	$1.62

Basic weighted average common shares outstanding	173,892	173,364
Diluted weighted average common shares outstanding	174,148	174,069

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net income	$344,436	$344,021
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(7,605)	(2,685)
Adjust for aggregate foreign currency exchange
loss included in net income	11,818	5,566
Other comprehensive income	4,213	2,881
Total comprehensive income	348,649	346,902
Allocation to noncontrolling interests	(1,439)	(1,579)
Comprehensive income allocable to
Public Storage shareholders	$347,210	$345,323

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (74,389 shares) (Note 10)	-	8	959	-	-	967	-	967
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	5,909	-	-	5,909	-	5,909
Contributions by noncontrolling interests	-	-	-	-	-	-	703	703
Net income	-	-	-	344,436	-	344,436	-	344,436
Net income allocated to noncontrolling interests	-	-	-	(1,439)	-	(1,439)	1,439	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(54,081)	-	(54,081)	-	(54,081)
Noncontrolling interests	-	-	-	-	-	-	(1,715)	(1,715)
Common shares and restricted share units
($2.00 per share)	-	-	-	(349,011)	-	(349,011)	-	(349,011)
Other comprehensive income (Note 2)	-	-	-	-	4,213	4,213	-	4,213
Balances at March 31, 2018	$4,025,000	$17,393	$5,655,267	$(735,806)	$(70,851)	$8,891,003	$24,787	$8,915,790

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2018		2017
Cash flows from operating activities:
Net income	$344,436	$344,021
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(424)	-
Depreciation and amortization	117,979	110,929
Equity in earnings of unconsolidated real estate entities	(30,795)	(19,949)
Distributions from retained earnings of unconsolidated
real estate entities	12,649	13,252
Foreign currency exchange loss	11,818	5,566
Share-based compensation expense	16,910	8,897
Other	(14,054)	(3,633)
Total adjustments	114,083	115,062
Net cash flows from operating activities	458,519	459,083
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(23,608)	(24,373)
Construction in process	(75,215)	(70,964)
Acquisition of real estate facilities and intangible assets	(18,024)	(22,784)
Proceeds from sale of real estate investments	1,947	-
Net cash flows from investing activities	(114,900)	(118,121)
Cash flows from financing activities:
Repayments on notes payable	(440)	(420)
Issuance of common shares	967	18,034
Cash paid upon vesting of restricted share units	(10,069)	(11,605)
Acquisition of noncontrolling interests	-	(134)
Contributions by noncontrolling interests	703	692
Distributions paid to Public Storage shareholders	(403,092)	(408,334)
Distributions paid to noncontrolling interests	(1,715)	(2,021)
Net cash flows from financing activities	(413,646)	(403,788)
Net cash flows from operating, investing, and financing activities	(70,027)	(62,826)
Net effect of foreign exchange translation	(25)	17
Decrease in cash, equivalents, and restricted cash	$(70,052)	$(62,809)

Cash, equivalents, and restricted cash at beginning of the period:
Cash and equivalents	$433,376	$183,688
Restricted cash included in other assets	22,677	28,885
	$456,053	$212,573

Cash, equivalents, and restricted cash at end of the period:
Cash and equivalents	$363,030	$120,859
Restricted cash included in other assets	22,971	28,905
	$386,001	$149,764

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(256)	$(45)
Investments in unconsolidated real estate entities	(3,935)	(2,792)
Notes payable	11,771	5,539
Accumulated other comprehensive loss	(7,605)	(2,685)

Accrued development costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(736)	(2,677)
Construction in process	35	7,137
Accrued and other liabilities	701	(4,460)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

At March 31, 2018, we have direct and indirect equity interests in 2,392 self-storage facilities (with approximately 159 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 222 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2018, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim financial statements.  Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

March 31, 2018

(Unaudited)

equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

When we begin consolidating an entity owning primarily self-storage facilities, we reflect our preexisting equity interest at book value.  All changes in consolidation status are reflected prospectively.

Collectively, at March 31, 2018, the Company and the Subsidiaries own 2,392 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At March 31, 2018, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard Europe.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2018, we had no tax benefits that were not recognized.

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

March 31, 2018

(Unaudited)

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

We estimate the fair value of our cash and equivalents, marketable securities, other assets, debt, and other liabilities by discounting the related future cash flows at a rate based upon quoted interest rates for securities that have similar characteristics such as credit quality and time to maturity.  Such quoted interest rates are referred to generally as “Level 2” inputs.

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

At March 31, 2018, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at March 31, 2018 and December 31, 2017.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2018 and December 31, 2017.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At March 31,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

2018, these intangibles had a net book value of $17.3 million ($21.5 million at December 31, 2017).  Accumulated amortization totaled $32.3 million at March 31, 2018 ($31.0 million at December 31, 2017), and amortization expense of $5.0 million and $4.6 million was recorded in the three months ended March 31, 2018 and 2017, respectively.  The estimated future amortization expense for our finite-lived intangible assets at March 31, 2018 is approximately $8.2 million in the remainder of 2018, $3.6 million in 2019 and $5.5 million thereafter.  During the three months ended March 31, 2018, intangibles increased $0.8 million in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

incorrect, the timing and amount of expense recognition could be incorrect.  Cost of operations (including advertising expenditures), general and administrative expense, and interest expense are expensed as incurred.

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.232 U.S. Dollars per Euro at March 31, 2018 (1.198 at December 31, 2017), and average exchange rates of 1.229 and 1.065 for the three months ended March 31, 2018 and 2017, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue to be based upon the consideration expected from customers for promised goods or services.  In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance with respect to the sale of real estate facilities.  The new standards permit either the retrospective or cumulative effects transition method.  We adopted the new standards effective January 1, 2018 utilizing the modified retrospective transition method applied to open contracts.  The new standards did not have a material impact on our results of operations or financial condition, primarily because most of our revenue is from rental revenue from self-storage facilities, and included in self-storage facilities revenue on our statements of income, which the new standards do not address, and because we do not provide any material products and services to our customers or sell material amounts of our real estate facilities.   The remainder of our revenues are composed of elements that are either covered by the new standards but not impacted, or are not covered by the new standards.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting, to increase clarity and consistency of practice and reduce cost and complexity when modifying the terms of share-

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

based awards.  We prospectively adopted this guidance effective January 1, 2018, with no material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which primarily requires the statement of cash flows to explain not only the change in cash and equivalents, but also the change in restricted cash.  The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. The Company early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash flows from investing activities increased by $20,000 for the three months ended March 31, 2017 as compared to the current presentation on the statement of cash flows.

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

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders presented on the face of our income statement, divided by (i) in the case of basic net income per common share, weighted average common shares, and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact, if dilutive, of stock options outstanding (Note 10).  The following table reconciles from basic to diluted common shares outstanding (amounts in thousands):

	For the three Months Ended March 31,
	2018	2017

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,892	173,364
Net effect of dilutive stock options -
based on treasury stock method	256	705
Diluted weighted average common
shares outstanding	174,148	174,069

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2018 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Three Months Ended
March 31, 2018
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$14,665,989
Capital expenditures to maintain real estate facilities	24,344
Acquisitions	17,238
Dispositions	(1,603)
Developed or redeveloped facilities opened for operation	59,997
Impact of foreign exchange rate changes	719
Ending balance	14,766,684
Accumulated depreciation:
Beginning balance	(5,700,331)
Depreciation expense	(110,572)
Dispositions	80
Impact of foreign exchange rate changes	(463)
Ending balance	(5,811,286)
Construction in process:
Beginning balance	264,441
Current development	75,180
Developed or redeveloped facilities opened for operation	(59,997)
Ending balance	279,624
Total real estate facilities at March 31, 2018	$9,235,022

During the three months ended March 31, 2018, we acquired two self-storage facilities (181,000 net rentable square feet), for a total cost of $18.0 million in cash, of which $0.8 million was allocated to intangible assets.  We completed development and redevelopment activities costing $60.0 million during the three months ended March 31, 2018, adding 0.5 million net rentable square feet of self-storage space.  Construction in process at March 31, 2018 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will add a total of 5.0 million net rentable square feet of storage space at an aggregate estimated cost of approximately $661.9 million.  During the three months ended March 31, 2018, we sold portions of real estate facilities in connection with eminent domain proceedings for $2.0 million in cash proceeds and recorded a related gain on sale of real estate of approximately $0.4 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2018	December 31, 2017

PSB	$411,670	$400,133
Shurgard Europe	334,584	324,040
Total	$746,254	$724,173

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2018	2017

PSB	$23,831	$13,700
Shurgard Europe	6,964	5,591
Other Investments	-	658
Total	$30,795	$19,949

During the three months ended March 31, 2018 and 2017, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $12.6 million and $13.3 million, respectively.  At March 31, 2018 and December 31, 2017, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $67.3 million.  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.4 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of March 31, 2018 and December 31, 2017,  comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2018  ($113.04 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.6 billion.  At March 31, 2018, the adjusted tax basis of our investment in PSB approximates book value.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

	2018	2017
	(Amounts in thousands)
For the three months ended March 31,
Revenues	$103,759	$100,061
Costs of operations	(33,000)	(31,033)
Depreciation and amortization	(23,882)	(23,078)
General and administrative	(2,306)	(2,831)
Other items	119	49
Loss allocated to joint venture partner	436	-
Gains on sale of real estate	26,835	3,865
Net income before allocation to preferred shareholders	71,961	47,033
and restricted share unitholders
Allocations to preferred shareholders and
restricted share unitholders	(13,577)	(13,539)
Net income allocated to common shareholders
and LP Unitholders	$58,384	$33,494

	March 31,	December 31,
	2018	2017
	(Amounts in thousands)

Total assets (primarily real estate)	$2,000,960	$2,100,159
Debt	2,500	-
Preferred stock called for redemption	-	130,000
Other liabilities	78,813	80,223
Equity:
Preferred stock	959,750	959,750
Common equity and LP units	959,897	930,186

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

Changes in foreign currency exchange rates increased our investment in Shurgard Europe by approximately $3.9 million and $2.8 million in the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

	2018	2017
	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$72,309	$60,866
Self-storage and ancillary cost of operations	(26,750)	(23,224)
Depreciation and amortization	(18,780)	(14,702)
General and administrative	(2,600)	(3,467)
Interest expense on third party debt	(5,701)	(5,008)
Trademark license fee payable to Public Storage	(724)	(610)
Income tax expense	(5,647)	(2,939)
Gain on real estate investment sale	1,187	-
Foreign exchange gain (loss)	194	(116)

Net income	$13,488	$10,800
Average exchange rates of Euro to the U.S. Dollar	1.229	1.065

	March 31,	December 31,
	2018	2017
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,475,202	$1,416,477
Total debt to third parties	747,341	726,617
Other liabilities	160,555	143,638
Equity	567,306	546,222

Exchange rate of Euro to U.S. Dollar	1.232	1.198

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at March 31, 2018).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at March 31, 2018).  At March 31, 2018 and May 2, 2018, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $16.1 million at March 31, 2018 and December 31, 2017.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2018.

6.Notes Payable

Our notes payable at March 31, 2018 and December 31, 2017 are set forth in the table below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

			Amounts at March 31, 2018
	Coupon	Effective		Unamortized	Book	Fair	Book Value at
	Rate	Rate	Principal	Costs	Value	Value	December 31, 2017
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	2.370%	2.483%	$500,000	$(2,343)	$497,657	$482,477	$497,525
Notes due September 2027	3.094%	3.218%	500,000	(5,000)	495,000	477,541	494,868
			1,000,000	(7,343)	992,657	960,018	992,393

Euro Denominated Unsecured Debt
Notes due April 2024	1.540%	1.540%	123,237	-	123,237	127,564	119,795
Notes due November 2025	2.175%	2.175%	298,250	-	298,250	315,947	289,921
			421,487	-	421,487	443,511	409,716
Mortgage Debt, secured by 30 real estate
facilities with a net book value
of $116.5 million	4.043%	3.989%	28,767	-	28,767	29,800	29,213

			$1,450,254	$(7,343)	$1,442,911	$1,433,329	$1,431,322

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at March 31, 2018.  Included in these covenants are a) a maximum Debt to Total Assets of 65%  (4.5% at March 31, 2018) and b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (103.5x for the twelve months ended March 31, 2018)  as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors.  The Euro Notes consist of two tranches, (i) €242.0 million were issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million were issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at March 31, 2018.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange loss” on our income statement (losses of $11.8 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At March 31, 2018, the related contractual interest rates are fixed, ranging between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At March 31, 2018, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2018	$-	$10,802	$10,802
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
2022	500,000	2,071	502,071
Thereafter	921,487	11,301	932,788
	$1,421,487	$28,767	$1,450,254
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $9.2 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.  Interest capitalized as real estate totaled $1.4 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

7.Noncontrolling Interests

At March 31, 2018, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 13 operating self-storage facilities and eight self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At March 31, 2018, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the three months ended March 31, 2018 and 2017, we allocated a total of $1.4 million and $1.6 million, respectively, of income to these interests; and we paid $1.7 million and $2.0 million, respectively, in distributions to these interests.

During the three months ended March 31, 2017, we acquired Noncontrolling Interests for $0.1 million (none for the three months ended March 31, 2018), in cash, substantially all of which was allocated to Paid-in capital.  During each of the three month periods ended March 31, 2018 and 2017, Noncontrolling Interests contributed $0.7 million to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At March 31, 2018 and December 31, 2017, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

			At March 31, 2018		At December 31, 2017
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	11,500	$287,500	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Total Preferred Shares			161,000	$4,025,000	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At March 31, 2018, there were no dividends in arrears.

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

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.0 million ($2.00 per share) and $348.2 million ($2.00 per share) for the three months ended March 31, 2018 and 2017, respectively.  Preferred share dividends totaled $54.1 million and $60.1 million for the three months ended March 31, 2018 and 2017, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at March 31, 2018.

At March 31, 2018, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 57 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $307,000 and $233,000 for the three months ended March 31, 2018 and 2017, respectively.  Our right to continue receiving these premiums may be qualified.

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

In February 2018, we announced that our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are retiring from their executive roles at the end of 2018 and will then serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods as long as they remain Trustees.  For financial reporting, the service periods for previous stock option and RSU grants for these executives have changed from (i) the grants’ vesting periods to (ii) the end of 2018 when they will retire.  Accordingly, all remaining share-based compensation expense for these two executives will now be amortized by the end of 2018.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Stock Options

Stock options vest ratably over a three to five-year period, expire ten years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date.  Employees cannot require the Company to settle their award in cash.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three months ended March 31, 2018,  we recorded $3.5 million in compensation expense related to stock options, as compared to $1.8 million, for the same period in 2017.  Amounts for the three months ended March 31, 2018 include $1.8 million in connection with the acceleration of amortization of grants to our CEO and CFO noted above.

During the three months ended March 31, 2018,  160,000 stock options were granted, 11,103 options were exercised and no options were forfeited.  A total of 2,557,814 stock options were outstanding at March 31, 2018  (2,408,917 at December 31, 2017) and have an average exercise price of $192.72.

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

During the three months ended March 31, 2018,  67,735 RSUs were granted, 12,752 RSUs were forfeited and 111,463 RSUs vested.  This vesting resulted in the issuance of 63,286 common shares.  In addition, tax deposits totaling $10.1 million ($11.6 million for the same period in 2017) were made on behalf of employees in exchange for 48,177 common shares withheld upon vesting.  A total of 742,649 RSUs were outstanding at March 31, 2018  (799,129 at December 31, 2017).

A  total of $13.4 million in RSU expense was recorded for the three months ended March 31, 2018, which includes approximately $0.9 million in employer taxes incurred upon vesting, as compared to $7.1 million for the same period in 2017, which includes approximately $0.6 million in employer taxes incurred upon vesting.    Amounts for the three months ended March 31, 2018 include $6.0 million in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended March 31, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$631,537	$-	$-	$-	$-	$631,537
Ancillary operations	-	38,387	-	-	-	38,387
	631,537	38,387	-	-	-	669,924

Cost of operations:
Self-storage operations	182,187	-	-	-	-	182,187
Ancillary operations	-	10,640	-	-	-	10,640
	182,187	10,640	-	-	-	192,827

Net operating income:
Self-storage operations	449,350	-	-	-	-	449,350
Ancillary operations	-	27,747	-	-	-	27,747
	449,350	27,747	-	-	-	477,097

Other components of net income (loss):
Depreciation and amortization	(117,979)	-	-	-	-	(117,979)
General and administrative	-	-	-	-	(31,520)	(31,520)
Interest and other income	-	-	-	-	5,544	5,544
Interest expense	-	-	-	-	(8,107)	(8,107)
Equity in earnings of
unconsolidated real estate entities	-	-	23,831	6,964	-	30,795
Foreign currency exchange loss	-	-	-	-	(11,818)	(11,818)
Gain on sale of real estate	-	-	-	-	424	424
Net income (loss)	$331,371	$27,747	$23,831	$6,964	$(45,477)	$344,436

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

March 31, 2018

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At March 31, 2018, there were approximately 914,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.8 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $162.1 million at March 31, 2018.  We expect to pay approximately $129.7 million in the remainder of 2018 and $32.4 million in 2019 for these construction commitments.

13.Subsequent Events

Subsequent to March 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) three self-storage facilities, with 212,000 net rentable square feet, for $22.5 million.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 and in our other filings with the SEC including:

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our March 31, 2018 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of new facilities and expanding our existing self-storage facilities.  Since the beginning of 2013 through March 31, 2018, we acquired a total of 273 facilities with 19.2 million net rentable square feet from third parties for approximately $2.5 billion, and we opened newly developed and expanded self-storage space for a total cost of $947.4 million, adding approximately 8.5 million net rentable square feet.

Subsequent to March 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) three self-storage facilities for $22.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2018, we had additional development and redevelopment projects in process which will add approximately 5.0 million net rentable square feet at a total cost of approximately $661.9 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities are beneficial to our business over the long run.  However, in the short run, such activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the cost, combined with related overhead expenses flowing through general and administrative expense.  We believe this dilution will increase in the remainder of 2018 and beyond, because of an increased level of net rentable square feet being added to our portfolio due to continued development and redevelopment efforts.

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

As of March 31, 2018, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $416.0 million.  Our capital resources include: (i) $363.0 million of cash as of March 31, 2018, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $300 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $382.3 million of remaining spend on our current development pipeline, (ii) $22.5 million in property acquisitions currently under contract, and (iii) $11.2 million in principal repayments on existing debt.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the three months ended March 31, 2018 and 2017

For the three months ended March 31, 2018, net income allocable to our common shareholders was $287.8 million or $1.65 per diluted common share, compared to $281.1 million or $1.62 per diluted common share in 2017 representing an increase of $6.7 million or $0.03 per diluted common share.  The increase is due primarily to i) a $13.6 million increase in self-storage net operating income (described below), ii) our $10.9 million equity share of a gain recorded by PS Business Parks in the three months ended March 31, 2018 and iii) a $6.0 million reduction in income allocated to our preferred shareholders.  These increases were offset partially by i) $7.8 million in additional share-based compensation included in general and administrative expense in the three months ended March 31, 2018 due to the upcoming retirement of our CEO and CFO, ii) a $7.1 million increase in interest expense due to higher debt balances and iii) a $6.3 million increase in foreign exchange losses associated with our euro denominated debt.

The $13.6 million increase in self-storage net operating income is a result of a $6.5 million increase in our Same Store Facilities (as defined below) and a $7.1 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 2.1% or $11.5 million in the three months ended March 31, 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.3% or $5.0 million in the three months ended March 31, 2018 as compared to 2017, due primarily to increased property taxes and property manager payroll.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 127 self-storage facilities acquired and developed since January 2016.

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

For the three months ended March 31, 2018, FFO was $2.37 per diluted common share, as compared to $2.34 for the same period in 2017, representing an increase of 1.3%, or $0.03 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.65	$1.62
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.78	0.73
Gains on sale of real estate investments,
including our equity share from
investments and other	(0.06)	(0.01)
FFO per share	$2.37	$2.34

Computation of FFO per Share:

Net income allocable to common shareholders	$287,819	$281,131
Eliminate items excluded from FFO:
Depreciation and amortization	117,979	110,929
Depreciation from unconsolidated
real estate investments	19,315	17,213
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(918)	(962)
Gains on sale of real estate investments,
including our equity share from
investments	(11,891)	(1,611)
FFO allocable to common shares	$412,304	$406,700
Diluted weighted average common shares	174,148	174,069
FFO per share	$2.37	$2.34

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses and (ii) $7.8 million in additional share-based compensation included in general and administrative expense in the three months ended March 31, 2018 due to the upcoming retirement of our CEO and CFO.  We review Core FFO per share to evaluate our ongoing operating performance, and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2018	2017	Change

FFO per share	$2.37	$2.34	1.3%
Eliminate the per share impact of items
excluded from Core FFO:
Foreign currency exchange loss	0.07	0.03
Accelerated expense on executive officer
share-based awards due to upcoming retirement	0.04	-
Core FFO per share	$2.48	$2.37	4.6%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our March 31, 2018 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,052 facilities that we have owned and operated on a stabilized basis since January 1, 2016 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently redeveloped (the “Non Same Store Facilities”).  See Note 11 to our March 31, 2018 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2018	2017	Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$549,903	$538,436	2.1%
Non Same Store Facilities	81,634	69,342	17.7%
	631,537	607,778	3.9%
Cost of operations:
Same Store Facilities	154,051	149,100	3.3%
Non Same Store Facilities	28,136	22,878	23.0%
	182,187	171,978	5.9%
Net operating income (a):
Same Store Facilities	395,852	389,336	1.7%
Non Same Store Facilities	53,498	46,464	15.1%
Total net operating income	449,350	435,800	3.1%

Depreciation and amortization expense:
Same Store Facilities	(88,758)	(88,159)	0.7%
Non Same Store Facilities	(29,221)	(22,770)	28.3%
Total depreciation and
amortization expense	(117,979)	(110,929)	6.4%

Net income:
Same Store Facilities	307,094	301,177	2.0%
Non Same Store Facilities	24,277	23,694	2.5%
Total net income	$331,371	$324,871	2.0%

Number of facilities at period end:
Same Store Facilities	2,052	2,052	-
Non Same Store Facilities	341	291	17.2%
Net rentable square footage at period end (in thousands):
Same Store Facilities	131,643	131,643	-
Non Same Store Facilities	27,565	22,804	20.9%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our March 31, 2018 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 3.1% in the three months ended March 31, 2018 as compared to the same period in 2017.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2016.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2016, 2017, and 2018.  We believe the Same Store information is used by investors and REIT analysts in a similar manner.  The Same Store pool increased from 2,042 facilities at December 31, 2017 to 2,052 facilities at March 31, 2018.  The following table summarizes the historical operating results of these 2,052 facilities (131.6 million net rentable square feet) that represent approximately 83% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2018.

Selected Operating Data for the Same Store Facilities (2,052 facilities)
Three Months Ended March 31,
			Percentage
	2018	2017	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$525,184	$514,263	2.1%
Late charges and
administrative fees	24,719	24,173	2.3%
Total revenues (a)	549,903	538,436	2.1%

Cost of operations:
Property taxes	58,582	56,050	4.5%
On-site property manager payroll	28,729	27,577	4.2%
Supervisory payroll	9,617	10,165	(5.4)%
Repairs and maintenance	11,564	11,732	(1.4)%
Utilities	10,847	10,235	6.0%
Advertising and selling	6,538	6,816	(4.1)%
Other direct property costs	15,066	14,303	5.3%
Allocated overhead	13,108	12,222	7.2%
Total cost of operations (a)	154,051	149,100	3.3%
Net operating income	395,852	389,336	1.7%
Depreciation and amortization expense	(88,758)	(88,159)	0.7%
Net income	$307,094	$301,177	2.0%

Gross margin (before depreciation
and amortization expense)	72.0%	72.3%	(0.4)%

Weighted average for the period:
Square foot occupancy	92.3%	93.1%	(0.9)%

Realized annual rental income per (b):
Occupied square foot	$17.30	$16.79	3.0%
Available square foot	$15.96	$15.63	2.1%

At March 31:
Square foot occupancy	92.1%	93.2%	(1.2)%
Annual contract rent per
occupied square foot (c)	$17.81	$17.35	2.7%
(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.

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

(c)

Annual contract rent represents the agreed upon monthly rate that is paid by our tenants in place at the time of measurement.   Contract rates are initially set in the lease agreement upon move-in and we adjust them from time to time with notice.  Contract rent excludes other fees that are charged on a per-item basis, such as late charges and administrative fees, does not reflect the impact of promotional discounts, and does not reflect the impact of rents that are written off as uncollectible.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 2.1% in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to an increase of 3.0% in the three months ended March 31, 2018 as compared to the same period in 2017 in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from 4.1% for the three months ended March 31, 2017 as compared to the same period in 2016, to 2.1% for the three months ended March 31, 2018 as compared to the same period in 2017.  Growth trends decelerated throughout 2017, with year over year revenue growth at 3.4% for the three months ended June 30, 2017, 2.4% for the three months ended September 30, 2017, and 2.2% for the three months ended December 31, 2017.  We are experiencing softness in demand in substantially all of our major markets, which has led to lower move-in volumes combined with a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets, most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, and New York, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy declined 0.9% to 92.3% during the three months ended March 31, 2018 as compared to 93.1% for the same period in 2017, as move-out volume declined in the three months ended March 31, 2018 as compared to the same period in 2017, partially offsetting lower move-in volume.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in the three months ended March 31, 2018 have been similar to the same period in 2017, and we expect rate increases to existing tenants in the remainder of 2018 to be similar to the same period in 2017.

Annual contract rent per occupied foot increased 2.7% from March 31, 2017 to March 31, 2018, as compared to a 3.1% increase from December 31, 2016 to December 31, 2017.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in annual contract rent per occupied foot from 3.1% at the beginning of the year to 2.7% at the end of the quarter is due primarily to continued rent roll down.

During the three months ended March 31, 2018, the annual contract rent for tenants who moved in decreased 2.5% to $13.82 per foot as compared to $14.18 for the same period in 2017, and the annual contract rent for tenants who moved out increased 3.1% to $16.18 per foot as compared to $15.69 per foot for the same period in 2017.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $18.6 million and $20.2 million for the three months ended March 31, 2018 and 2017, respectively and are recorded as a reduction to revenue.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

We believe rental growth in the remainder of 2018 will come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with continued moderate revenue growth in the remainder of 2018.  However, there can be no assurance of continued revenue growth, because current trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, the level of consumer demand, competition from newly developed facilities and the degree and timing of rate increases previously passed to existing tenants.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 3.3% in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to increased property tax expense and on-site property manager payroll.

Property tax expense increased 4.5% in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% in the remainder of 2018 due primarily to higher assessed values.

On-site property manager payroll expense increased 4.2% in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to higher wage rates.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2018.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 5.4% in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to lower headcount.  We expect inflationary increases in wage rates and stable headcount in the remainder of 2018.

Repairs and maintenance expense decreased 1.4% in the three months ended March 31, 2018 as compared to the same period in 2017.  Repair and maintenance costs include snow removal expense totaling $2.1 million and $2.0 million in the three months ended March 31, 2018 and 2017, respectively.  Excluding snow removal costs, repairs and maintenance decreased 2.9% in in the three months ended March 31, 2018 as compared to the same period in 2017.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2018, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 6.0% in the three months ended March 31, 2018 as compared to the same period in 2017.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses decreased 4.1% in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to decreased television advertising spending partially offset by increased Internet marketing expenditures.  We expect moderate increases in advertising and selling expense in the remainder of 2018.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office.  These costs increased 5.3% in the three months ended March 31, 2018 as compared to the same period in 2017.  The increases were due primarily to higher credit card fees, due to a higher proportion of collections being received from credit cards and higher revenues.  We expect inflationary increases in other direct property costs in the remainder of 2018.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include information technology, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer (“CEO”) and Chief Financial Officer  (“CFO”), which are included in general and administrative expense).  Allocated overhead increased 7.2% in the three months ended March 31, 2018 as compared to the same period in 2017, due to increased headcount and information technology expenses.  We expect greater than inflationary increases in allocated overhead in the remainder of 2018 due primarily to increased information technology expenses.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 0.7% in the three months ended March 31, 2018 as compared to the same period in 2017.  We expect depreciation to be flat in the remainder of 2018 as compared to the same period in 2017.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2018	$549,903
2017	$538,436	$551,522	$569,853	$556,999	$2,216,810

Total cost of operations:
2018	$154,051
2017	$149,100	$147,283	$148,568	$118,606	$563,557

Property taxes:
2018	$58,582
2017	$56,050	$56,180	$56,016	$32,394	$200,640

Repairs and maintenance:
2018	$11,564
2017	$11,732	$11,422	$11,450	$12,007	$46,611

Advertising and selling expense:
2018	$6,538
2017	$6,816	$8,158	$6,987	$6,821	$28,782

REVPAF:
2018	$15.96
2017	$15.63	$16.03	$16.54	$16.17	$16.09

Weighted average realized annual rent per occupied square foot:
2018	$17.30
2017	$16.79	$16.95	$17.49	$17.37	$17.15

Weighted average occupancy levels for the period:
2018	92.3%
2017	93.1%	94.6%	94.6%	93.1%	93.8%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Three Months Ended March 31,
	2018	2017	Change
(Amounts in thousands, except
for weighted average data)
Revenues:
Los Angeles (199 facilities)	$83,644	$80,046	4.5%
San Francisco (124 facilities)	47,059	45,509	3.4%
New York (83 facilities)	34,489	33,512	2.9%
Chicago (129 facilities)	28,990	29,663	(2.3)%
Washington DC (82 facilities)	25,564	25,582	(0.1)%
Seattle-Tacoma (81 facilities)	25,429	24,611	3.3%
Miami (73 facilities)	23,924	23,650	1.2%
Atlanta (98 facilities)	20,461	20,051	2.0%
Houston (71 facilities)	16,655	16,380	1.7%
Dallas-Ft. Worth (79 facilities)	16,103	16,299	(1.2)%
Philadelphia (57 facilities)	13,827	13,462	2.7%
Orlando-Daytona (64 facilities)	13,327	12,679	5.1%
West Palm Beach (38 facilities)	11,468	11,198	2.4%
Tampa (47 facilities)	10,851	10,594	2.4%
Charlotte (48 facilities)	9,965	9,943	0.2%
All other markets
(779 facilities)	168,147	165,257	1.7%
Total revenues	$549,903	$538,436	2.1%

Net operating income:
Los Angeles	$68,577	$65,616	4.5%
San Francisco	37,723	36,629	3.0%
New York	22,893	22,510	1.7%
Chicago	14,158	15,338	(7.7)%
Washington DC	18,480	18,769	(1.5)%
Seattle-Tacoma	19,484	19,031	2.4%
Miami	16,631	16,663	(0.2)%
Atlanta	14,993	14,505	3.4%
Houston	11,052	11,034	0.2%
Dallas-Ft. Worth	10,755	10,840	(0.8)%
Philadelphia	9,499	9,331	1.8%
Orlando-Daytona	9,496	9,108	4.3%
West Palm Beach	8,404	8,267	1.7%
Tampa	7,633	7,451	2.4%
Charlotte	7,459	7,451	0.1%
All other markets	118,615	116,793	1.6%
Total net operating income	$395,852	$389,336	1.7%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	2018	2017	Change
Weighted average square foot
occupancy:
Los Angeles	95.0%	95.5%	(0.5)%
San Francisco	94.2%	95.0%	(0.8)%
New York	93.5%	93.2%	0.3%
Chicago	88.1%	90.1%	(2.2)%
Washington DC	90.3%	91.6%	(1.4)%
Seattle-Tacoma	92.1%	93.4%	(1.4)%
Miami	92.3%	93.4%	(1.2)%
Atlanta	91.9%	92.6%	(0.8)%
Houston	91.5%	90.3%	1.3%
Dallas-Ft. Worth	90.9%	93.2%	(2.5)%
Philadelphia	93.4%	93.9%	(0.5)%
Orlando-Daytona	94.2%	94.5%	(0.3)%
West Palm Beach	93.9%	94.8%	(0.9)%
Tampa	92.7%	93.8%	(1.2)%
Charlotte	90.4%	91.8%	(1.5)%
All other markets	92.0%	92.8%	(0.9)%
Total weighted average
square foot occupancy	92.3%	93.1%	(0.9)%

Realized annual rent per
occupied square foot:
Los Angeles	$25.09	$23.88	5.1%
San Francisco	25.60	24.55	4.3%
New York	24.68	24.05	2.6%
Chicago	15.48	15.52	(0.3)%
Washington DC	21.25	20.81	2.1%
Seattle-Tacoma	19.69	18.75	5.0%
Miami	19.57	19.12	2.4%
Atlanta	12.96	12.63	2.6%
Houston	14.18	14.09	0.6%
Dallas-Ft. Worth	13.34	13.18	1.2%
Philadelphia	15.68	15.23	3.0%
Orlando-Daytona	13.56	12.86	5.4%
West Palm Beach	18.32	17.76	3.2%
Tampa	14.09	13.58	3.8%
Charlotte	11.50	11.32	1.6%
All other markets	14.48	14.11	2.6%
Total realized rent per
occupied square foot	$17.30	$16.79	3.0%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	2018	2017	Change
REVPAF:
Los Angeles	$23.83	$22.81	4.5%
San Francisco	24.12	23.33	3.4%
New York	23.07	22.42	2.9%
Chicago	13.65	13.99	(2.4)%
Washington DC	19.19	19.05	0.7%
Seattle-Tacoma	18.14	17.51	3.6%
Miami	18.07	17.85	1.2%
Atlanta	11.91	11.69	1.9%
Houston	12.97	12.72	2.0%
Dallas-Ft. Worth	12.13	12.29	(1.3)%
Philadelphia	14.65	14.30	2.4%
Orlando-Daytona	12.77	12.15	5.1%
West Palm Beach	17.20	16.83	2.2%
Tampa	13.06	12.74	2.5%
Charlotte	10.40	10.38	0.2%
All other markets	13.32	13.10	1.7%
Total REVPAF	$15.96	$15.63	2.1%

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

Non Same Store Facilities

The Non Same Store Facilities at March 31, 2018 represent 341 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2016, or that we did not own as of January 1, 2016.  As a result of the stabilization process and timing of when facilities were newly acquired or development activities were completed, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Three Months Ended March 31,
FACILITIES	2018	2017	Change
(Dollar amounts in thousands, except square foot amounts)
Revenues:
2018 acquisitions	$67	$-	$67
2017 acquisitions	6,860	339	6,521
2016 acquisitions	9,429	8,581	848
2016 - 2018 new developments	7,120	2,327	4,793
2013 - 2015 new developments	6,401	5,798	603
Other facilities	51,757	52,297	(540)
Total revenues	81,634	69,342	12,292

Cost of operations:
2018 acquisitions	22	-	22
2017 acquisitions	2,507	151	2,356
2016 acquisitions	3,637	3,482	155
2016 - 2018 new developments	4,055	2,296	1,759
2013 - 2015 new developments	2,099	1,867	232
Other facilities	15,816	15,082	734
Total cost of operations	28,136	22,878	5,258

Net operating income:
2018 acquisitions	45	-	45
2017 acquisitions	4,353	188	4,165
2016 acquisitions	5,792	5,099	693
2016 - 2018 new developments	3,065	31	3,034
2013 - 2015 new developments	4,302	3,931	371
Other facilities	35,941	37,215	(1,274)
Net operating income	53,498	46,464	7,034
Depreciation and
amortization expense	(29,221)	(22,770)	(6,451)
Net income	$24,277	$23,694	$583

At March 31:
Square foot occupancy:
2018 acquisitions	71.5%	-	-
2017 acquisitions	88.8%	89.7%	(1.0)%
2016 acquisitions	87.2%	85.9%	1.5%
2016 - 2018 new developments	56.5%	43.1%	31.1%
2013 - 2015 new developments	90.4%	89.8%	0.7%
Other facilities	87.2%	87.2%	0.0%
	82.1%	82.4%	(0.4)%
Annual contract rent per
occupied square foot:
2018 acquisitions	$10.88	$-	-
2017 acquisitions	14.39	10.81	33.1%
2016 acquisitions	10.19	9.86	3.3%
2016 - 2018 new developments	11.83	12.69	(6.8)%
2013 - 2015 new developments	14.88	13.95	6.7%
Other facilities	16.97	16.80	1.0%
	$14.79	$14.92	(0.9)%

NON SAME STORE	Three Months Ended March 31,
FACILITIES (Continued)	2018	2017	Change

Number of facilities:
2018 acquisitions	2	-	2
2017 acquisitions	34	4	30
2016 acquisitions	55	55	-
2016 - 2018 new developments	36	18	18
2013 - 2015 new developments	20	20	-
Other facilities	194	194	-
	341	291	50
Net rentable square feet (in thousands):
2018 acquisitions	181	-	181
2017 acquisitions	2,114	214	1,900
2016 acquisitions	4,177	4,121	56
2016 - 2018 new developments	4,632	2,470	2,162
2013 - 2015 new developments	1,877	1,877	-
Other facilities	14,584	14,122	462
	27,565	22,804	4,761

	As of March 31, 2018
Costs to acquire or develop:
2018 acquisitions	$18,024
2017 acquisitions (a)	291,329
2016 acquisitions	429,123
2016 - 2018 new developments	549,967
2013 - 2015 new developments	188,049
Other facilities (b)	-
	$1,476,492

(a)

Acquisition costs includes i) $149.8 million paid for 22 facilities acquired from third parties, ii) $135.5 million cash paid for the remaining 74.25% interest we did not own in 12 stabilized properties owned by a legacy institutional partnership and iii) the $6.3 million historical book value of our existing investment in the legacy institutional partnership.

(b)

Other facilities include existing facilities for which we recently expanded their square footage at  a cost of $164.7 million.  We have not included these costs or the historical costs incurred to initially acquire or develop these 194 facilities in the table, as they would not be meaningful or consistent with the amounts for the acquired and newly developed facilities.

The facilities included above under “2017 acquisitions” include 22 facilities acquired from third parties and 12 stabilized facilities previously owned by a legacy institutional partnership that we began consolidating effective December 31, 2017.

For the three months ended March 31, 2018, the weighted average annualized yield on cost, based upon net operating income, for i) the facilities acquired in 2016 was 5.4% and ii) the 22 facilities acquired in 2017 from third parties for $149.8 million was 4.7%.  The yield for the other facilities acquired are not meaningful due to our limited ownership period in the case of facilities acquired in 2018 and our preexisting ownership interest in and management of the 12 stabilized facilities owned by a legacy institutional partnership.

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

We believe that our real estate development activities are beneficial to our business over the long run.  However, in the short run, development activities dilute our earnings due to the three to four year period to reach a stabilized level of cash flows and the cost of capital to fund development, combined with general and administrative expenses associated with development.  We believe this dilution will increase in the remainder of 2018 because of an increased level of net rentable square feet being added to our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in the remainder of 2018 as these facilities approach stabilized occupancy levels and the earnings of the 2017 acquisitions are reflected in our operations for a longer period in 2018 as compared to 2017.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of March 31, 2018, we had development and redevelopment projects which will add approximately 5.0 million net rentable square feet of storage space at a total cost of approximately $661.9 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to March 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions)  three self-storage facilities for $22.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $29.2 million and $22.8 million in the three months ended March 31, 2018 and 2017, respectively.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at March 31, 2018, depreciation of buildings and amortization of tenant intangibles is expected to total $74.8 million and $7.8 million, respectively, in the remainder of 2018.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$30,837	$29,940	$897
Merchandise	7,550	7,829	(279)
Total revenues	38,387	37,769	618

Cost of Operations:
Tenant reinsurance	6,200	6,277	(77)
Merchandise	4,440	4,647	(207)
Total cost of operations	10,640	10,924	(284)

Net income
Tenant reinsurance	24,637	23,663	974
Merchandise	3,110	3,182	(72)

Total net income	$27,747	$26,845	$902

Tenant reinsurance operations: Our customers have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities.  A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies, and thereby assumes all risk of losses under these policies from the insurance company.  The subsidiary receives reinsurance premiums, substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company.  Such reinsurance premiums are shown as “Tenant reinsurance premiums” in the above table.

The subsidiary pays a fee to Public Storage to assist with the administration of the program and to allow the insurance to be marketed to our tenants.  This fee represents a substantial amount of the reinsurance premiums received by our subsidiary.  The fee is eliminated in consolidation and is therefore not shown in the above table.

Tenant reinsurance revenue increased from $29.9 million in the three months ended March 31, 2017 to $30.8 million during the same period in 2018, due primarily to an increase in our tenant base due to newly acquired and developed facilities.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.  Cost of operations decreased from $6.3 million in the three months ended March 31, 2017 to $6.2 million during the same period in 2018.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in 2018.

Equity in earnings of unconsolidated real estate entities

At March 31, 2018, we have equity investments in PSB and Shurgard Europe, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2018	2017	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$23,831	$13,700	$10,131
Shurgard Europe	6,964	5,591	1,373
Disposed Investment (a)	-	658	(658)
Total equity in earnings	$30,795	$19,949	$10,846
(a)

This represents our equity earnings in a legacy institutional partnership.  On December 31, 2017, we acquired the 74.25% interest that we did not own in this partnership for $135.5 million.  As a result, no further equity earnings will be recorded.

Investment in PSB: At March 31, 2018 and December 31, 2017, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2018, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had a 95% interest in a  395-unit apartment complex.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $10.1 million in the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to an increase of $9.3 million in our equity share of gains on sales of real estate in 2018 as compared to the same period in 2017 and from improved real estate facility operating results.  See Note 4 to our March 31, 2018 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At March 31, 2018, Shurgard Europe’s operations are comprised of 222 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our March 31, 2018 financial statements for selected financial data on Shurgard Europe for the three months ended March 31, 2018 and 2017.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

Our equity in earnings from Shurgard Europe increased $1.4 million for the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to improved same-store operating results.

Unlike our operations in the U.S., Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $2.8 million and $1.4 million in the three months ended March 31, 2018 and 2017, respectively.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at average exchange rates of 1.229 and 1.065 for the three months ended March 31, 2018 and 2017, respectively.

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

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2018	2017	Change

	(Amounts in thousands)

Share-based compensation expense	$16,910	$8,897	$8,013
Costs of senior executives	3,570	4,620	(1,050)
Development and acquisition costs	2,333	3,277	(944)
Tax compliance costs and taxes paid	1,348	1,349	(1)
Legal costs	1,744	1,946	(202)
Public company costs	1,219	1,125	94
Other costs	4,396	3,814	582
Total	$31,520	$25,028	$6,492

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that our CEO and CFO are retiring from their executive roles at the end of 2018 and will then serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods as long as they remain Trustees.  For financial reporting, the service periods for previous stock option and RSU grants for these executives have changed from (i) the grants’ vesting periods to (ii) the end of 2018 when they will retire.  Accordingly, all remaining share-based compensation expense for these two executives will now be amortized by the end of 2018.  Included in share-based compensation expense for the three months ended March 31, 2018 is approximately $7.8 million due to the accelerated amortization of grants to our CEO and CFO.  Similar increases in share-based compensation expense are expected in the remainder of 2018.  See Note 10 to our March 31, 2018 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities.  The amounts in the above table are net of $3.1 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to remain stable in the remainder of 2018.

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

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $2.8 million and $2.6 million in the three months ended March 31, 2018 and 2017, respectively.  We do not expect any significant changes in interest and other income in the remainder of 2018.

Interest expense:  For the three months ended March 31, 2018 and 2017, we incurred $9.5 million and $2.1 million, respectively, of interest on our outstanding debt.  In determining interest expense, these amounts were offset by capitalized interest of $1.4 million and $1.1 million during the three months ended March 31, 2018 and 2017, respectively, associated with our development activities.  On September 18, 2017, we completed a public offering of $1.0 billion notes (the “U.S. Dollar Notes”) bearing an average annual interest rate of 2.732%.  For the three months ended March 31, 2018, we incurred interest expense totaling $7.1 million on the U.S. Dollar Notes.  At March 31, 2018, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our March 31, 2018 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Loss: For the three months ended March 31, 2018 and 2017, we recorded foreign currency translation losses of $11.8 million and $5.6 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates.  The Euro was translated at exchange rates of approximately 1.232 U.S. Dollars per Euro at March 31, 2018, 1.198 at December 31, 2017, 1.068 at March 31, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales:  In the three months ended March 31, 2018, we recorded gains totaling $424,000, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased in the three months ended March 31, 2018 as compared to the same period in 2017, due to lower average rates and lower weighted average preferred shares outstanding.  Based upon our preferred shares outstanding at March 31, 2018, our quarterly distribution to our preferred shareholders is expected to be approximately $54.1 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of March 31, 2018 and May 2, 2018, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $16.1 million of outstanding letters of credit which limits our borrowing capacity to $483.9 million.

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

As of March 31, 2018, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $416.0 million.  Our capital resources include: (i) $363.0  million of cash as of March 31, 2018, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $300 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flows from our operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $382.3 million of remaining spend on our current development pipeline, (ii) $22.5 million in property acquisitions currently under contract, and (iii) $11.2 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to increase our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of March 31, 2018, our outstanding debt totaled approximately $1.4 billion, consisting of $28.8 million of secured debt, $421.5 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2018	$10,802
2019	1,505
2020	1,585
2021	1,503
2022	502,071
Thereafter	932,788
$1,450,254

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

Capital expenditures totaled $24.3 million in the first three months of 2018, and are expected to be approximately $100 million in 2018.  However, we are evaluating the potential upgrade of climate control, offices, lighting, and elevator units in certain facilities, which could result in additional capital expenditure amounts in the remainder of 2018.  For the last four years, maintenance capital expenditures have ranged between approximately $0.45 and $0.75 per net rentable square foot per year.

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

On April 25, 2018, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $348 million, which will be paid at the end of June 2018.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2018, to be approximately $216.3 million per year.

We estimate we will pay approximately $7.0 million per year in distributions to noncontrolling interests outstanding at March 31, 2018.

Real Estate Investment Activities: Subsequent to March 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) three self-storage facilities for $22.5 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2018 we had development and redevelopment projects at a total cost of approximately $661.9 million.  A total of $279.6 million of these costs were incurred through March 31, 2018, with the remaining cost to complete of $382.3 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of May 2, 2018, we have four series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares with $287.5 million outstanding, our 5.375% Series V Preferred Shares with $495.0 million outstanding, our 5.200% Series W Preferred Shares with $500.0 million outstanding and our 5.200% Series X Preferred Shares with $225.0 million outstanding.  Redemption of such preferred shares will depend upon many factors.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2018, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 2, 2018, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2018 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
	Total	of 2018	2019	2020	2021	2022	Thereafter
Interest and principal payments
on debt (1)	$1,720,852	$47,367	$38,024	$38,024	$37,849	$534,896	$1,024,692

Operating leases (2)	85,268	3,226	4,420	4,541	4,687	4,064	64,330

Construction commitments (3)	162,079	129,663	32,416	-	-	-	-

Total	$1,968,199	$180,256	$74,860	$42,565	$42,536	$538,960	$1,089,022

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at March 31, 2018.  See Note 6 to our March 31, 2018 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various operating leases.

(3)Represents future expected development spending that was under contract at March 31, 2018.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2018 to be approximately $216.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2018, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 16.2% of the book value of our equity at March 31, 2018.

We have foreign currency exposure at March 31, 2018 related to i) our investment in Shurgard Europe, with a book value of $334.6 million and ii) €342.0  million ($421.5 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at March 31, 2018 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at March 31, 2018.  See Note 6 to our March 31, 2018 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total

Fixed rate debt	$10,802	$1,505	$1,585	$1,503	$502,071	$932,788	$1,450,254

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2017, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through May 2, 2018, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2018.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2018.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1	Amended and Restated Bylaws of Public Storage adopted February 27, 2018. Filed with the Registrant’s Current Report on Form 8-K dated February 27, 2018 and incorporated by reference herein.

10.1	Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017. Filed herewith.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Income Allocations. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	XBRL Instance Document. Filed herewith.

101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: May 2, 2018 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)