Form 10-Q
period 2018-06-30
Public Storage
filed 2018-08-01
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 30, 2018:

Common Shares of beneficial interest, $.10 par value per share – 174,240,424 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2018 and December 31, 2017	1

	Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017	3

	Statement of Equity for the Six Months Ended June 30, 2018	4

	Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017	5-6

	Condensed Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54-55

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	57

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Cash and equivalents	$338,419	$433,376
Real estate facilities, at cost:
Land	3,993,027	3,947,123
Buildings	10,951,605	10,718,866
	14,944,632	14,665,989
Accumulated depreciation	(5,923,687)	(5,700,331)
	9,020,945	8,965,658
Construction in process	234,044	264,441
	9,254,989	9,230,099

Investments in unconsolidated real estate entities	762,247	724,173
Goodwill and other intangible assets, net	207,390	214,957
Other assets	129,917	130,287
Total assets	$10,692,962	$10,732,892

LIABILITIES AND EQUITY

Notes payable	$1,420,834	$1,431,322
Accrued and other liabilities	351,336	337,201
Total liabilities	1,772,170	1,768,523

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (161,000 at
December 31, 2017), at liquidation preference	4,025,000	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,937,035 shares issued and outstanding (173,853,370 shares at
December 31, 2017)	17,394	17,385
Paid-in capital	5,673,078	5,648,399
Accumulated deficit	(735,065)	(675,711)
Accumulated other comprehensive loss	(84,601)	(75,064)
Total Public Storage shareholders’ equity	8,895,806	8,940,009
Noncontrolling interests	24,986	24,360
Total equity	8,920,792	8,964,369
Total liabilities and equity	$10,692,962	$10,732,892

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Self-storage facilities	$645,206	$624,199	$1,276,743	$1,231,977
Ancillary operations	40,322	40,113	78,709	77,882
	685,528	664,312	1,355,452	1,309,859

Expenses:
Self-storage cost of operations	179,876	171,195	362,063	343,173
Ancillary cost of operations	11,101	11,383	21,741	22,307
Depreciation and amortization	119,777	110,177	237,756	221,106
General and administrative	31,329	14,992	62,849	40,020
	342,083	307,747	684,409	626,606

Operating income	343,445	356,565	671,043	683,253
Interest and other income	6,328	4,155	11,872	8,153
Interest expense	(8,388)	(1,116)	(16,495)	(2,164)
Equity in earnings of unconsolidated real estate entities	41,963	20,068	72,758	40,017
Foreign currency exchange gain (loss)	21,944	(25,440)	10,126	(31,006)
Gain on sale of real estate	-	975	424	975
Net income	405,292	355,207	749,728	699,228
Allocation to noncontrolling interests	(1,490)	(1,505)	(2,929)	(3,084)
Net income allocable to Public Storage shareholders	403,802	353,702	746,799	696,144
Allocation of net income to:
Preferred shareholders - distributions	(54,077)	(61,281)	(108,158)	(121,402)
Preferred shareholders - redemptions (Note 8)	-	(14,638)	-	(14,638)
Restricted share units	(1,425)	(1,102)	(2,522)	(2,292)
Net income allocable to common shareholders	$348,300	$276,681	$636,119	$557,812
Net income per common share:
Basic	$2.00	$1.59	$3.66	$3.22
Diluted	$2.00	$1.59	$3.65	$3.20

Basic weighted average common shares outstanding	173,932	173,602	173,912	173,483
Diluted weighted average common shares outstanding	174,224	174,075	174,186	174,072

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2018		2017	2018	2017

Net income	$405,292	$355,207	$749,728	$699,228
Other comprehensive income (loss):
Aggregate foreign currency exchange gain (loss)	8,194	(15,358)	589	(18,043)
Adjust for aggregate foreign currency exchange
(gain) loss included in net income	(21,944)	25,440	(10,126)	31,006
Other comprehensive income (loss):	(13,750)	10,082	(9,537)	12,963
Total comprehensive income	391,542	365,289	740,191	712,191
Allocation to noncontrolling interests	(1,490)	(1,505)	(2,929)	(3,084)
Comprehensive income allocable to
Public Storage shareholders	$390,052	$363,784	$737,262	$709,107

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (83,665 shares) (Note 10)	-	9	1,690	-	-	1,699	-	1,699
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	22,989	-	-	22,989	-	22,989
Contributions by noncontrolling interests	-	-	-	-	-	-	752	752
Net income	-	-	-	749,728	-	749,728	-	749,728
Net income allocated to noncontrolling interests	-	-	-	(2,929)	-	(2,929)	2,929	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(108,158)	-	(108,158)	-	(108,158)
Noncontrolling interests	-	-	-	-	-	-	(3,055)	(3,055)
Common shares and restricted share units
($4.00 per share)	-	-	-	(697,995)	-	(697,995)	-	(697,995)
Other comprehensive loss (Note 2)	-	-	-	-	(9,537)	(9,537)	-	(9,537)
Balances at June 30, 2018	$4,025,000	$17,394	$5,673,078	$(735,065)	$(84,601)	$8,895,806	$24,986	$8,920,792

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2018		2017
Cash flows from operating activities:
Net income	$749,728	$699,228
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(424)	(975)
Depreciation and amortization	237,756	221,106
Equity in earnings of unconsolidated real estate entities	(72,758)	(40,017)
Distributions from retained earnings of unconsolidated
real estate entities	25,288	26,525
Foreign currency exchange (gain) loss	(10,126)	31,006
Share-based compensation expense	34,188	13,162
Other	14,258	15,292
Total adjustments	228,182	266,099
Net cash flows from operating activities	977,910	965,327
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(56,642)	(52,095)
Construction in process	(166,040)	(164,544)
Acquisition of real estate facilities and intangible assets	(33,930)	(34,407)
Proceeds from sale of real estate investments	1,947	5,596
Net cash flows from investing activities	(254,665)	(245,450)
Cash flows from financing activities:
Repayments on notes payable	(882)	(841)
Issuance of preferred shares	-	271,057
Issuance of common shares	1,699	31,902
Cash paid upon vesting of restricted share units	(10,242)	(11,764)
Acquisition of noncontrolling interests	-	(14,425)
Contributions by noncontrolling interests	752	584
Distributions paid to Public Storage shareholders	(806,153)	(817,987)
Distributions paid to noncontrolling interests	(3,055)	(3,749)
Net cash flows from financing activities	(817,881)	(545,223)
Net cash flows from operating, investing, and financing activities	(94,636)	174,654
Net effect of foreign exchange translation	13	(104)
(Decrease) increase in cash, equivalents, and restricted cash	$(94,623)	$174,550

Cash, equivalents, and restricted cash at beginning of the period:
Cash and equivalents	$433,376	$183,688
Restricted cash included in other assets	22,677	28,885
	$456,053	$212,573

Cash, equivalents, and restricted cash at end of the period:
Cash and equivalents	$338,419	$358,266
Restricted cash included in other assets	23,011	28,857
	$361,430	$387,123

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$149	$(374)
Investments in unconsolidated real estate entities	9,396	(12,569)
Notes payable	(10,121)	30,882
Accumulated other comprehensive loss	589	(18,043)

Preferred shares called for redemption and reclassified to liabilities	-	460,000
Preferred shares called for redemption and reclassified from equity	-	(460,000)

Accrued development costs and capital expenditures:
Capital expenditures to maintain real estate facilities	3,415	(1,445)
Construction in process	1,694	(2,336)
Accrued and other liabilities	(5,109)	3,781

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

At June 30, 2018, we have direct and indirect equity interests in 2,402 self-storage facilities (with approximately 160 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 227 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At June 30, 2018, we have an approximate 42% common equity interest in PSB.

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

June 30, 2018

(Unaudited)

equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

When we begin consolidating an entity, we reflect our preexisting equity interest at book value.  All changes in consolidation status are reflected prospectively.

Collectively, at June 30, 2018, the Company and the Subsidiaries own 2,402 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At June 30, 2018, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard Europe.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2018, we had no tax benefits that were not recognized.

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

June 30, 2018

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

At June 30, 2018, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at June 30, 2018 and December 31, 2017.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2018 and December 31, 2017.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At June 30,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

2018, these intangibles had a net book value of $14.0 million ($21.5 million at December 31, 2017).  Accumulated amortization totaled $33.1 million at June 30, 2018 ($31.0 million at December 31, 2017), and amortization expense of $8.8 million and $8.0 million was recorded in the six months ended June 30, 2018 and 2017, respectively.  The estimated future amortization expense for our finite-lived intangible assets at June 30, 2018 is approximately $4.8 million in the remainder of 2018, $3.7 million in 2019 and $5.5 million thereafter.  During the six months ended June 30, 2018, intangibles increased $1.3  million in connection with the acquisition of self-storage facilities (Note 3).

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

June 30, 2018

(Unaudited)

incorrect, the timing and amount of expense recognition could be incorrect.  Cost of operations (including advertising expenditures), general and administrative expense, and interest expense are expensed as incurred.

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.168 U.S. Dollars per Euro at June 30, 2018 (1.198 at December 31, 2017), and average exchange rates of 1.192 and 1.099 for the three months ended June 30, 2018 and 2017, respectively, and average exchange rates of 1.210 and 1.082 for the six months ended June 30, 2018 and 2017, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard, effective on January 1, 2019, requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief effective January 1, 2019 with a cumulative effect through December 31, 2018 recorded through retained earnings.  The Company is currently assessing the impact of the guidance on our financial statements.  However, we do not believe this standard will have a material impact on our results of operations or financial condition, because substantially all of our lease revenues are derived from month-to-month self-storage leases, and we do not have material amounts of lease expense.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting, to increase clarity and consistency of practice and reduce cost and complexity when modifying the terms of share-

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

based awards.  We prospectively adopted this guidance effective January 1, 2018, with no material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which primarily requires the statement of cash flows to explain not only the change in cash and equivalents, but also the change in restricted cash.  The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. The Company early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash flows from investing activities decreased by $28,000 for the six months ended June 30, 2017 as compared to the current presentation on the statement of cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,932	173,602	173,912	173,483
Net effect of dilutive stock options -
based on treasury stock method	292	473	274	589
Diluted weighted average common
shares outstanding	174,224	174,075	174,186	174,072

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2018 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Six Months Ended
June 30, 2018
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$14,665,989
Capital expenditures to maintain real estate facilities	53,227
Acquisitions	32,679
Dispositions	(1,603)
Developed or redeveloped facilities opened for operation	194,743
Impact of foreign exchange rate changes	(403)
Ending balance	14,944,632
Accumulated depreciation:
Beginning balance	(5,700,331)
Depreciation expense	(223,690)
Dispositions	80
Impact of foreign exchange rate changes	254
Ending balance	(5,923,687)
Construction in process:
Beginning balance	264,441
Current development	164,346
Developed or redeveloped facilities opened for operation	(194,743)
Ending balance	234,044
Total real estate facilities at June 30, 2018	$9,254,989

During the six months ended June 30, 2018, we acquired five self-storage facilities (356,000 net rentable square feet), for a total cost of $33.9 million in cash, of which $1.3 million was allocated to intangible assets.  We completed development and redevelopment activities costing $194.7 million during the six months ended June 30, 2018, adding 1.7 million net rentable square feet of self-storage space.  Construction in process at June 30, 2018 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will build 6.1 million net rentable square feet of storage space at an aggregate estimated cost of approximately $679.2 million.  During the six months ended June 30, 2018, we sold portions of real estate facilities in connection with eminent domain proceedings for $2.0 million in cash proceeds and recorded a related gain on sale of real estate of approximately $0.4 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2018	December 31, 2017

PSB	$435,987	$400,133
Shurgard Europe	326,260	324,040
Total	$762,247	$724,173

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

PSB	$36,612	$12,733	$60,443	$26,433
Shurgard Europe	5,351	6,650	12,315	12,241
Other Investments	-	685	-	1,343
Total	$41,963	$20,068	$72,758	$40,017

During the six months ended June 30, 2018 and 2017, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $25.3 million and $26.5 million, respectively.  At June 30, 2018, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $66.3 million ($67.3 million at December 31, 2017).  This differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.9 million and $0.7 million during the six months ended June 30, 2018 and 2017, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of June 30, 2018 and December 31, 2017, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2018 ($128.50 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.9 billion.  At June 30, 2018, the adjusted tax basis of our investment in PSB approximates book value.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

	2018	2017
	(Amounts in thousands)
For the six months ended June 30,
Revenues	$205,583	$199,861
Costs of operations	(64,256)	(61,283)
Depreciation and amortization	(48,298)	(46,706)
General and administrative	(4,674)	(5,274)
Other items	1,065	(464)
Gains on sale of real estate	85,283	5,074
Net income before allocation to preferred shareholders	174,703	91,208
and restricted share unitholders
Allocations to preferred shareholders and
restricted share unitholders	(27,315)	(26,327)
Net income allocated to common shareholders
and LP Unitholders	$147,388	$64,881

	June 30,	December 31,
	2018	2017
	(Amounts in thousands)

Total assets (primarily real estate)	$2,072,315	$2,100,159
Debt	10,000	-
Preferred stock called for redemption	-	130,000
Other liabilities	81,296	80,223
Equity:
Preferred stock	959,750	959,750
Common equity and LP units	1,021,269	930,186

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

Changes in foreign currency exchange rates decreased our investment in Shurgard Europe by approximately $9.4 million and increased it by $12.6 million in the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

	2018	2017
	(Amounts in thousands)
For the six months ended June 30,
Self-storage and ancillary revenues	$142,665	$124,886
Self-storage and ancillary cost of operations	(53,186)	(46,539)
Depreciation and amortization	(37,114)	(29,578)
General and administrative	(5,488)	(6,376)
Interest expense on third party debt	(11,209)	(10,099)
Trademark license fee payable to Public Storage	(1,427)	(1,249)
Income tax expense	(11,873)	(7,092)
Gain on real estate investment sale	1,225	-
Foreign exchange gain (loss)	113	(220)

Net income	$23,706	$23,733
Average exchange rates of Euro to the U.S. Dollar	1.210	1.082

	June 30,	December 31,
	2018	2017
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,412,300	$1,416,477
Total debt to third parties	708,411	726,617
Other liabilities	153,854	143,638
Equity	550,035	546,222

Exchange rate of Euro to U.S. Dollar	1.168	1.198

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at June 30, 2018).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at June 30, 2018).  At June 30, 2018 and August 1,  2018, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $16.1 million at June 30, 2018 and December 31, 2017.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2018.

6.Notes Payable

Our notes payable at June 30, 2018 and December 31, 2017 are set forth in the table below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

			Amounts at June 30, 2018
	Coupon	Effective		Unamortized	Book	Fair	Book Value at
	Rate	Rate	Principal	Costs	Value	Value	December 31, 2017
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	2.370%	2.483%	$500,000	$(2,211)	$497,789	$479,952	$497,525
Notes due September 2027	3.094%	3.218%	500,000	(4,868)	495,132	470,908	494,868
			1,000,000	(7,079)	992,921	950,860	992,393

Euro Denominated Unsecured Debt
Notes due April 2024	1.540%	1.540%	116,836	-	116,836	120,040	119,795
Notes due November 2025	2.175%	2.175%	282,759	-	282,759	297,490	289,921
			399,595	-	399,595	417,530	409,716
Mortgage Debt, secured by 30 real estate
facilities with a net book value
of $115.5 million	4.031%	3.980%	28,318	-	28,318	29,144	29,213

			$1,427,913	$(7,079)	$1,420,834	$1,397,534	$1,431,322

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at June 30, 2018.  Included in these covenants are a) a maximum Debt to Total Assets of 65%  (4.4% at June 30, 2018) and b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (74.7x for the twelve months ended June 30, 2018)  as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors.  The Euro Notes consist of two tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at June 30, 2018.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (gains of $21.9 million and $10.1 million for the three and six months ended June 30, 2018, respectively, as compared to losses of $25.4 million and $31.0 million for the same periods in 2017, respectively).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At June 30, 2018, the related contractual interest rates are fixed, ranging between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At June 30, 2018, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2018	$-	$10,361	$10,361
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
2022	500,000	2,071	502,071
Thereafter	899,595	11,293	910,888
	$1,399,595	$28,318	$1,427,913
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $18.3 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively.  Interest capitalized as real estate totaled $2.3 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

7.Noncontrolling Interests

At June 30, 2018, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 14 operating self-storage facilities and six self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At June 30, 2018, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the six months ended June 30, 2018 and 2017, we allocated a total of $2.9 million and $3.1 million, respectively, of income to these interests; and we paid $3.1 million and $3.7 million, respectively, in distributions to these interests.

During the six months ended June 30, 2017, we acquired Noncontrolling Interests for $14.4 million  (none for the six months ended June 30, 2018), in cash, of which $7.7 million was allocated to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests.  During the six months ended June 30, 2018 and 2017, Noncontrolling Interests contributed  $0.8 million and $0.6 million, respectively,  to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At June 30, 2018 and December 31, 2017, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

			At June 30, 2018		At December 31, 2017
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	11,500	$287,500	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Total Preferred Shares			161,000	$4,025,000	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At June 30, 2018, there were no dividends in arrears.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.0 million ($2.00 per share) and $348.4 million ($2.00 per share) for the three months ended June 30, 2018 and 2017, respectively, and $698.0 million ($4.00 per share) and $696.6 million ($4.00 per share) for the six months ended June 30, 2018 and 2017, respectively.  Preferred share dividends totaled $54.1 million and $61.3 million for the three months ended June 30, 2018 and 2017, respectively, and $108.2 million and $121.4 million for the six months ended June 30, 2018 and 2017, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at June 30, 2018.

At June 30, 2018, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 58 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $625,000 and $481,000 for the six months ended June 30, 2018 and 2017, respectively.  Our right to continue receiving these premiums may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

For the three and six months ended June 30, 2018, we recorded $3.5 million and $7.0 million, respectively, in compensation expense related to stock options, as compared to $1.0 million and $2.8 million, for the same periods in 2017.  Amounts for the three and six months ended June 30, 2018 include $1.8 million and $3.6 million, respectively, in connection with the acceleration of amortization of grants to our CEO and CFO noted above.  Amounts for the three and six months ended June 30, 2017 reflect a reduction in compensation expense of $0.8 million related to stock options forfeited during the periods.

During the six months ended June 30, 2018,  200,000 stock options were granted, 18,778 options were exercised and 8,000 options were forfeited.  A total of 2,582,139 stock options were outstanding at June 30, 2018  (2,408,917 at December 31, 2017) and have an average exercise price of $192.93.

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

During the six months ended June 30, 2018,  71,595 RSUs were granted, 35,242 RSUs were forfeited and 113,885 RSUs vested.  This vesting resulted in the issuance of 64,887 common shares.  In addition, tax deposits totaling $10.3 million ($11.8 million for the same period in 2017) were made on behalf of employees in exchange for 48,998 common shares withheld upon vesting.  A total of 721,597 RSUs were outstanding at June 30, 2018  (799,129 at December 31, 2017).

A total of $13.8 million and $27.2 million in RSU expense was recorded for the three and six months ended June 30, 2018,  respectively, which includes approximately $0.1 million and $1.0 million in employer taxes incurred upon vesting, as compared to $3.3 million and $10.4 million for the same periods in 2017, which includes

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

approximately $0.1 million and $0.6 million, respectively, in employer taxes incurred upon vesting.    Amounts for the three and six months ended June 30, 2018 include $6.0 million and $12.1 million, respectively, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.  Amounts for the three and six months ended June 30, 2017 reflect a reduction in compensation expense of $4.6 million related RSUs forfeited during the period.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 4.  The segment presentation below includes our equity earnings from Shurgard Europe.

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended June 30, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$645,206	$-	$-	$-	$-	$645,206
Ancillary operations	-	40,322	-	-	-	40,322
	645,206	40,322	-	-	-	685,528

Cost of operations:
Self-storage operations	179,876	-	-	-	-	179,876
Ancillary operations	-	11,101	-	-	-	11,101
	179,876	11,101	-	-	-	190,977

Net operating income:
Self-storage operations	465,330	-	-	-	-	465,330
Ancillary operations	-	29,221	-	-	-	29,221
	465,330	29,221	-	-	-	494,551

Other components of net income (loss):
Depreciation and amortization	(119,777)	-	-	-	-	(119,777)
General and administrative	-	-	-	-	(31,329)	(31,329)
Interest and other income	-	-	-	-	6,328	6,328
Interest expense	-	-	-	-	(8,388)	(8,388)
Equity in earnings of
unconsolidated real estate entities	-	-	36,612	5,351	-	41,963
Foreign currency exchange gain	-	-	-	-	21,944	21,944
Net income (loss)	$345,553	$29,221	$36,612	$5,351	$(11,445)	$405,292

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Three months ended June 30, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$624,199	$-	$-	$-	$-	$624,199
Ancillary operations	-	40,113	-	-	-	40,113
	624,199	40,113	-	-	-	664,312

Cost of operations:
Self-storage operations	171,195	-	-	-	-	171,195
Ancillary operations	-	11,383	-	-	-	11,383
	171,195	11,383	-	-	-	182,578

Net operating income:
Self-storage operations	453,004	-	-	-	-	453,004
Ancillary operations	-	28,730	-	-	-	28,730
	453,004	28,730	-	-	-	481,734

Other components of net income (loss):
Depreciation and amortization	(110,177)	-	-	-	-	(110,177)
General and administrative	-	-	-	-	(14,992)	(14,992)
Interest and other income	-	-	-	-	4,155	4,155
Interest expense	-	-	-	-	(1,116)	(1,116)
Equity in earnings of
unconsolidated real estate entities	-	-	12,733	6,650	685	20,068
Foreign currency exchange loss	-	-	-	-	(25,440)	(25,440)
Gain on sale of real estate	-	-	-	-	975	975
Net income (loss)	$342,827	$28,730	$12,733	$6,650	$(35,733)	$355,207

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Six months ended June 30, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,276,743	$-	$-	$-	$-	$1,276,743
Ancillary operations	-	78,709	-	-	-	78,709
	1,276,743	78,709	-	-	-	1,355,452

Cost of operations:
Self-storage operations	362,063	-	-	-	-	362,063
Ancillary operations	-	21,741	-	-	-	21,741
	362,063	21,741	-	-	-	383,804

Net operating income:
Self-storage operations	914,680	-	-	-	-	914,680
Ancillary operations	-	56,968	-	-	-	56,968
	914,680	56,968	-	-	-	971,648

Other components of net income (loss):
Depreciation and amortization	(237,756)	-	-	-	-	(237,756)
General and administrative	-	-	-	-	(62,849)	(62,849)
Interest and other income	-	-	-	-	11,872	11,872
Interest expense	-	-	-	-	(16,495)	(16,495)
Equity in earnings of
unconsolidated real estate entities	-	-	60,443	12,315	-	72,758
Foreign currency exchange gain	-	-	-	-	10,126	10,126
Gain on sale of real estate	-	-	-	-	424	424
Net income (loss)	$676,924	$56,968	$60,443	$12,315	$(56,922)	$749,728

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Six months ended June 30, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,231,977	$-	$-	$-	$-	$1,231,977
Ancillary operations	-	77,882	-	-	-	77,882
	1,231,977	77,882	-	-	-	1,309,859

Cost of operations:
Self-storage operations	343,173	-	-	-	-	343,173
Ancillary operations	-	22,307	-	-	-	22,307
	343,173	22,307	-	-	-	365,480

Net operating income:
Self-storage operations	888,804	-	-	-	-	888,804
Ancillary operations	-	55,575	-	-	-	55,575
	888,804	55,575	-	-	-	944,379

Other components of net income (loss):
Depreciation and amortization	(221,106)	-	-	-	-	(221,106)
General and administrative	-	-	-	-	(40,020)	(40,020)
Interest and other income	-	-	-	-	8,153	8,153
Interest expense	-	-	-	-	(2,164)	(2,164)
Equity in earnings of
unconsolidated real estate entities	-	-	26,433	12,241	1,343	40,017
Foreign currency exchange loss	-	-	-	-	(31,006)	(31,006)
Gain on sale of real estate	-	-	-	-	975	975
Net income (loss)	$667,698	$55,575	$26,433	$12,241	$(62,719)	$699,228

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At June 30, 2018, there were approximately 942,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.9 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $162.4 million at June 30, 2018.  We expect to pay approximately $134.6 million in the remainder of 2018 and $27.8 million in 2019 for these construction commitments.

13.Subsequent Events

Subsequent to June 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities, with 842,000 net rentable square feet, for $95.2 million.  On July 13, 2018, we received a cash distribution from Shurgard Europe totaling $145.4 million.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words “expects,”  “believes,”  “anticipates,” “should,”  “estimates” and similar expressions.

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 and in our other filings with the SEC including:

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our June 30, 2018 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of new facilities and expanding our existing self-storage facilities.  Since the beginning of 2013 through June 30, 2018, we acquired a total of 276 facilities with 19.4 million net rentable square feet from third parties for approximately $2.5 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.1 billion, adding approximately 10.0 million net rentable square feet.

Subsequent to June 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $95.2 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2018, we had additional development and redevelopment projects to build approximately 6.1 million net rentable square feet at a total cost of approximately $679.2 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

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

As of June 30, 2018, our capital resources over the next year are expected to be approximately $1.2 billion which exceeds our current planned capital needs over the next year of approximately $551.5 million.  Our capital resources include: (i) $338.4 million of cash as of June 30, 2018, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, (iii) a  $145.4 million cash distribution received from Shurgard Europe on July 13,

2018, and (iv) approximately $200 million to $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $445.2 million of remaining spend on our current development pipeline, (ii) $95.2 million in property acquisitions currently under contract, and (iii) $11.1 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended June 30, 2018

For the three months ended June 30, 2018, net income allocable to our common shareholders was $348.3 million or $2.00 per diluted common share, compared to $276.7 million or $1.59 per diluted common share in 2017 representing an increase of $71.6 million or $0.41 per diluted common share.  The increase is due primarily to i) a $12.3 million increase in self-storage net operating income (described below), ii) our $24.0 million equity share of a gain on sale of assets recorded by PS Business Parks in the three months ended June 30, 2018, iii) a $47.4 million increase due to the impact of foreign exchange gains and losses associated with our euro denominated debt and iv) a $14.6 million allocation to preferred shareholders associated with preferred share redemptions in the three months ended June 30, 2017.  These increases were offset partially by a $13.0 million increase in general and administrative expense due to the acceleration of share-based compensation accruals for our CEO and CFO in 2018 as a result of their upcoming retirement and the reversal of share-based compensation accruals forfeited by retiring executives in 2017.

The $12.3 million increase in self-storage net operating income is a result of a $4.7 million increase in our Same Store Facilities (as defined below) and a $7.6 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 1.5% or $8.5 million in the three months ended June 30, 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 2.6% or $3.8 million in the three months ended June 30, 2018 as compared to 2017, due primarily to increased property taxes.  The increase in net operating income of $7.6 million for the Non Same Store Facilities is due primarily to the impact of 137 self-storage facilities acquired and developed since January 2016.

Operating Results for the Six Months Ended June 30, 2018

For the six months ended June 30, 2018, net income allocable to our common shareholders was $636.1 million or $3.65 per diluted common share, compared to $557.8 million or $3.20 in 2017 representing an increase of $78.3 million or $0.45 per diluted common share.  The increase is due primarily to i) a $25.9 million increase in self-storage net operating income, ii) our $34.9 million equity share of gains recorded by PS Business Parks in the six months ended June 30, 2018, iii) a $41.1 million increase due to the impact of foreign exchange gains and losses associated with our euro denominated debt and iv) a $14.6 million allocation to preferred shareholders associated with preferred share redemptions in the six months ended June 30, 2017.  These increases were offset partially by a $21.0 million increase in general and administrative expense due to the acceleration of share-based compensation accruals for our CEO and CFO in 2018 as a result of their upcoming retirement and the reversal of share-based compensation accruals forfeited by retiring executives in 2017.

The $25.9 million increase in self-storage net operating income is a result of an $11.2 million increase in our Same Store Facilities and $14.7 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 1.8% or $20.0 million in the six months ended June 30, 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by

3.0% or $8.8 million in the six months ended June 30, 2018 as compared to 2017, due primarily to increased property taxes, property manager payroll, and allocated overhead.  The increase in net operating income of $14.7 million for the Non Same Store Facilities is due primarily to the impact of 137 self-storage facilities acquired and developed since January 2016.

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

For the three months ended June 30, 2018, FFO was $2.65 per diluted common share, as compared to $2.31 for the same period in 2017, representing an increase of 14.7%, or $0.34 per diluted common share.

For the six months ended June 30, 2018, FFO was $5.02 per diluted common share, as compared to $4.65 for the same period in 2017, representing an increase of 8.0%, or $0.37 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$2.00	$1.59	$3.65	$3.20
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.79	0.73	1.58	1.46
Gains on sale of real estate investments,
including our equity share from
investments	(0.14)	(0.01)	(0.21)	(0.01)
FFO per share	$2.65	$2.31	$5.02	$4.65

Computation of FFO per Share:

Net income allocable to common shareholders	$348,300	$276,681	$636,119	$557,812
Eliminate items excluded from FFO:
Depreciation and amortization	119,777	110,177	237,756	221,106
Depreciation from unconsolidated
real estate investments	19,308	17,368	38,623	34,581
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(1,014)	(837)	(1,932)	(1,799)
Gains on sale of real estate investments,
including our equity share from
investments	(23,873)	(1,466)	(35,764)	(3,077)
FFO allocable to common shares	$462,498	$401,923	$874,802	$808,623
Diluted weighted average common shares	174,224	174,075	174,186	174,072
FFO per share	$2.65	$2.31	$5.02	$4.65

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities and (iii) acceleration of accruals due to the upcoming retirement of our CEO and CFO and reversals of accruals with respect to share-based awards forfeited by retiring senior executive officers.  We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change

FFO per share	$2.65	$2.31	14.7%	$5.02	$4.65	8.0%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange (gain) loss	(0.13)	0.15		(0.06)	0.18
Application of EITF D-42	-	0.08		-	0.08
Acceleration (reversal) of share-based
compensation expense due to
executive officer retirement	0.04	(0.03)		0.09	(0.03)
Other items	0.01	-		-	-
Core FFO per share	$2.57	$2.51	2.4%	$5.05	$4.88	3.5%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our June 30, 2018 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,048 facilities that we have owned and operated on a stabilized basis since January 1, 2016 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, recently redeveloped, or are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2016 (the “Non Same Store Facilities”).  See Note 11 to our June 30, 2018 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2018		2017	Change	2018	2017	Change
(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$558,651	$550,136	1.5%	$1,107,194	$1,087,208	1.8%
Non Same Store Facilities	86,555	74,063	16.9%	169,549	144,769	17.1%
	645,206	624,199	3.4%	1,276,743	1,231,977	3.6%
Cost of operations:
Same Store Facilities	150,802	146,971	2.6%	304,454	295,655	3.0%
Non Same Store Facilities	29,074	24,224	20.0%	57,609	47,518	21.2%
	179,876	171,195	5.1%	362,063	343,173	5.5%
Net operating income (a):
Same Store Facilities	407,849	403,165	1.2%	802,740	791,553	1.4%
Non Same Store Facilities	57,481	49,839	15.3%	111,940	97,251	15.1%
Total net operating income	465,330	453,004	2.7%	914,680	888,804	2.9%

Depreciation and amortization expense:
Same Store Facilities	(87,881)	(88,602)	(0.8)%	(176,411)	(176,537)	(0.1)%
Non Same Store Facilities	(31,896)	(21,575)	47.8%	(61,345)	(44,569)	37.6%
Total depreciation and
amortization expense	(119,777)	(110,177)	8.7%	(237,756)	(221,106)	7.5%

Net income:
Same Store Facilities	319,968	314,563	1.7%	626,329	615,016	1.8%
Non Same Store Facilities	25,585	28,264	(9.5)%	50,595	52,682	(4.0)%
Total net income	$345,553	$342,827	0.8%	$676,924	$667,698	1.4%

Number of facilities at period end:
Same Store Facilities				2,048	2,048	-
Non Same Store Facilities				355	299	18.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				131,307	131,307	-
Non Same Store Facilities				28,274	23,254	21.6%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our June 30, 2018 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 2.7%  and 2.9%  in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2016.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2016, 2017, and 2018.  We believe the Same Store information is used by investors and REIT analysts in a similar manner.  The Same Store pool decreased from 2,052 facilities at March 31, 2018  to  2,048 facilities at June 30, 2018.  The following table summarizes the historical operating results of these 2,048 facilities (131.3 million net rentable square feet) that represent approximately 82% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2018.

Selected Operating Data for the Same Store Facilities (2,048 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$534,997	$526,249	1.7%	$1,058,876	$1,039,210	1.9%
Late charges and
administrative fees	23,654	23,887	(1.0)%	48,318	47,998	0.7%
Total revenues (a)	558,651	550,136	1.5%	1,107,194	1,087,208	1.8%

Cost of operations:
Property taxes	59,174	56,066	5.5%	117,566	111,928	5.0%
On-site property manager
payroll	27,847	27,554	1.1%	56,511	55,061	2.6%
Supervisory payroll	9,296	9,895	(6.1)%	18,891	20,035	(5.7)%
Repairs and maintenance	11,602	11,397	1.8%	23,139	23,089	0.2%
Utilities	9,556	9,339	2.3%	20,379	19,552	4.2%
Advertising and selling	7,706	8,138	(5.3)%	14,229	14,937	(4.7)%
Other direct property costs	14,521	14,247	1.9%	29,557	28,520	3.6%
Allocated overhead	11,100	10,335	7.4%	24,182	22,533	7.3%
Total cost of operations (a)	150,802	146,971	2.6%	304,454	295,655	3.0%
Net operating income	407,849	403,165	1.2%	802,740	791,553	1.4%
Depreciation and
amortization expense	(87,881)	(88,602)	(0.8)%	(176,411)	(176,537)	(0.1)%
Net income	$319,968	$314,563	1.7%	$626,329	$615,016	1.8%

Gross margin (before depreciation
and amortization expense)	73.0%	73.3%	(0.4)%	72.5%	72.8%	(0.4)%

Weighted average for the period:
Square foot occupancy	94.0%	94.6%	(0.6)%	93.1%	93.8%	(0.7)%

Realized annual rental income per (b):
Occupied square foot	$17.35	$16.95	2.4%	$17.32	$16.87	2.7%
Available square foot	$16.30	$16.03	1.7%	$16.13	$15.83	1.9%

At June 30:
Square foot occupancy				93.7%	94.7%	(1.1)%
Annual contract rent per
occupied square foot (c)				$17.93	$17.63	1.7%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.5%  and 1.8%  in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increases of 2.4%  and 2.7%  in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from 3.4% for the three months ended June 30, 2017 as compared to the same period in 2016, to 1.5% for the three months ended June 30, 2018 as compared to the same period in 2017.  Growth trends decelerated throughout 2017 and the first six months of 2018, with year over year revenue growth at 2.4% for the three months ended September 30, 2017, 2.2% for the three months ended December 31, 2017 and 2.1% for the three months ended March 31, 2018.  We are experiencing softness in demand in substantially all of our major markets, which has led to lower move-in volumes combined with a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets, most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, and New York, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy was 94.0% and 93.1% during the three and six months ended June 30, 2018, respectively, as compared to 94.6%  and 93.8% for the same periods in 2017, as move-out volume declined in the three and six months ended June 30, 2018 as compared to the same periods in 2017, partially offset by lower move-in volume.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in the three and six months ended June 30, 2018 have been similar to the same periods in 2017, and we expect rate increases to existing tenants in the remainder of 2018 to be similar to the same period in 2017.

Annual contract rent per occupied foot increased 1.7% from June 30, 2017 to June 30, 2018, as compared to a 3.1% increase from December 31, 2016 to December 31, 2017.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in annual contract rent per occupied foot from 3.1% at the beginning of the year to 1.7% at the end of the quarter is due primarily to continued rent roll down.

During the three months ended June 30, 2018, the annual contract rent for tenants who moved in decreased 4.2% to $14.48 per foot as compared to $15.11  for the same period in 2017, and the annual contract rent for tenants who moved out increased 1.6% to $16.17 per foot as compared to $15.92 per foot for the same period in 2017.  During the six months ended June 30, 2018, the annual contract rent for tenants who moved in decreased 3.4% to $14.17 per foot as compared to $14.67 for the same period in 2017, and the annual contract rent for tenants who moved out increased 2.3% to $16.17 per foot as compared to $15.81 per foot for the same period in 2017.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $18.5 million and $37.1 million for the three and six months ended June 30, 2018, respectively, as compared to $21.5 million and $41.7 million for the same periods in 2017 and are recorded as a reduction to revenue.

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

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet, and (ii) reducing rental rates and continuing to offer promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions may have a negative impact on our revenue trends due to lower initial rental rates.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 2.6%  and 3.0% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increased property tax expense, on-site property manager payroll, and allocated overhead.

Property tax expense increased 5.5% and 5.0% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to higher assessed values.  We expect property tax expense growth of approximately 5.0% in the remainder of 2018 due primarily to higher assessed values.

On-site property manager payroll expense increased 1.1%  and 2.6% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to higher wage rates.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2018.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 6.1% and 5.7% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to lower headcount.  We expect inflationary increases in wage rates and stable headcount in the remainder of 2018.

Repairs and maintenance expense increased 1.8%  and 0.2% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  Repair and maintenance costs include snow removal expense totaling $0.7 million and $2.8 million in the three and six months ended June 30, 2018, respectively, as compared to $0.2 million and $2.2 million for the same periods in 2017.  Excluding snow removal costs, repairs and maintenance decreased 2.3% and 2.5% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 2.3%  and 4.2% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses decreased 5.3% and 4.7%  in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to decreased television advertising spending partially offset by increased Internet marketing expenditures.  We expect moderate increases in advertising and selling expense in the remainder of 2018.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office.  These costs increased 1.9% and 3.6%  in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  We expect inflationary increases in other direct property costs in the remainder of 2018.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include information technology, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer (“CEO”) and Chief Financial Officer  (“CFO”), which are included in general and administrative expense).  Allocated overhead increased 7.4%  and 7.3% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increased information technology expenses.  We expect greater than inflationary increases in allocated overhead in the remainder of 2018 due primarily to increased information technology expenses.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 0.8%  and 0.1% in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  We expect depreciation to be flat in the remainder of 2018 as compared to the same period in 2017.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2018	$548,543	$558,651
2017	$537,072	$550,136	$568,429	$555,588	$2,211,225

Total cost of operations:
2018	$153,652	$150,802
2017	$148,684	$146,971	$148,198	$118,351	$562,204

Property taxes:
2018	$58,392	$59,174
2017	$55,862	$56,066	$55,855	$32,332	$200,115

Repairs and maintenance:
2018	$11,537	$11,602
2017	$11,692	$11,397	$11,421	$11,983	$46,493

Advertising and selling expense:
2018	$6,523	$7,706
2017	$6,799	$8,138	$6,972	$6,802	$28,711

REVPAF:
2018	$15.96	$16.30
2017	$15.63	$16.03	$16.54	$16.17	$16.09

Weighted average realized annual rent per occupied square foot:
2018	$17.30	$17.35
2017	$16.79	$16.95	$17.49	$17.37	$17.15

Weighted average occupancy levels for the period:
2018	92.3%	94.0%
2017	93.1%	94.6%	94.6%	93.1%	93.8%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (198 facilities)	$84,446	$81,400	3.7%	$167,509	$160,884	4.1%
San Francisco (124 facilities)	47,957	46,707	2.7%	95,016	92,216	3.0%
New York (82 facilities)	34,883	33,786	3.2%	69,046	66,964	3.1%
Seattle-Tacoma (81 facilities)	26,062	25,439	2.4%	51,491	50,050	2.9%
Washington DC (82 facilities)	26,145	26,291	(0.6)%	51,710	51,873	(0.3)%
Miami (73 facilities)	24,225	23,889	1.4%	48,149	47,539	1.3%
Chicago (129 facilities)	29,414	30,200	(2.6)%	58,403	59,863	(2.4)%
Atlanta (98 facilities)	20,922	20,489	2.1%	41,383	40,540	2.1%
Houston (70 facilities)	16,345	15,992	2.2%	32,688	32,041	2.0%
Dallas-Ft. Worth (78 facilities)	15,990	16,411	(2.6)%	31,953	32,573	(1.9)%
Philadelphia (57 facilities)	14,224	13,883	2.5%	28,051	27,345	2.6%
Orlando-Daytona (64 facilities)	13,635	13,099	4.1%	26,962	25,778	4.6%
West Palm Beach (38 facilities)	11,583	11,308	2.4%	23,051	22,506	2.4%
Tampa (47 facilities)	10,974	10,851	1.1%	21,825	21,445	1.8%
Portland (41 facilities)	9,918	10,052	(1.3)%	19,644	19,753	(0.6)%
All other markets
(786 facilities)	171,928	170,339	0.9%	340,313	335,838	1.3%
Total revenues	$558,651	$550,136	1.5%	$1,107,194	$1,087,208	1.8%

Net operating income:
Los Angeles	$69,749	$67,291	3.7%	$137,841	$132,450	4.1%
San Francisco	38,949	37,858	2.9%	76,672	74,487	2.9%
New York	24,802	24,138	2.8%	47,506	46,453	2.3%
Seattle-Tacoma	20,241	19,876	1.8%	39,725	38,907	2.1%
Washington DC	19,210	19,581	(1.9)%	37,692	38,350	(1.7)%
Miami	16,938	16,838	0.6%	33,569	33,501	0.2%
Chicago	16,112	17,427	(7.5)%	30,269	32,765	(7.6)%
Atlanta	14,873	14,844	0.2%	29,866	29,349	1.8%
Houston	10,767	10,633	1.3%	21,617	21,450	0.8%
Dallas-Ft. Worth	10,536	10,905	(3.4)%	21,208	21,664	(2.1)%
Philadelphia	9,875	10,006	(1.3)%	19,375	19,338	0.2%
Orlando-Daytona	9,766	9,324	4.7%	19,263	18,432	4.5%
West Palm Beach	8,549	8,259	3.5%	16,953	16,526	2.6%
Tampa	7,669	7,605	0.8%	15,302	15,055	1.6%
Portland	7,641	7,787	(1.9)%	15,048	15,162	(0.8)%
All other markets	122,172	120,793	1.1%	240,834	237,664	1.3%
Total net operating income	$407,849	$403,165	1.2%	$802,740	$791,553	1.4%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Weighted average square foot
occupancy:
Los Angeles	95.6%	96.0%	(0.4)%	95.3%	95.8%	(0.5)%
San Francisco	95.2%	95.9%	(0.7)%	94.7%	95.4%	(0.7)%
New York	95.0%	94.7%	0.3%	94.2%	94.0%	0.2%
Seattle-Tacoma	94.3%	95.4%	(1.2)%	93.2%	94.4%	(1.3)%
Washington DC	93.8%	94.2%	(0.4)%	92.0%	92.9%	(1.0)%
Miami	93.1%	93.7%	(0.6)%	92.7%	93.5%	(0.9)%
Chicago	90.8%	92.4%	(1.7)%	89.5%	91.3%	(2.0)%
Atlanta	93.7%	94.2%	(0.5)%	92.8%	93.4%	(0.6)%
Houston	91.2%	90.2%	1.1%	91.5%	90.3%	1.3%
Dallas-Ft. Worth	92.3%	94.2%	(2.0)%	91.6%	93.7%	(2.2)%
Philadelphia	95.6%	95.6%	0.0%	94.5%	94.7%	(0.2)%
Orlando-Daytona	95.4%	95.6%	(0.2)%	94.8%	95.1%	(0.3)%
West Palm Beach	94.6%	94.8%	(0.2)%	94.3%	94.8%	(0.5)%
Tampa	93.8%	94.8%	(1.1)%	93.2%	94.3%	(1.2)%
Portland	95.2%	96.5%	(1.3)%	94.4%	95.8%	(1.5)%
All other markets	94.0%	94.7%	(0.7)%	92.9%	93.7%	(0.9)%
Total weighted average
square foot occupancy	94.0%	94.6%	(0.6)%	93.1%	93.8%	(0.7)%

Realized annual rent per
occupied square foot:
Los Angeles	$25.45	$24.35	4.5%	$25.28	$24.12	4.8%
San Francisco	25.85	24.99	3.4%	25.72	24.77	3.8%
New York	24.90	24.17	3.0%	24.81	24.12	2.9%
Seattle-Tacoma	19.74	19.01	3.8%	19.71	18.88	4.4%
Washington DC	21.00	20.82	0.9%	21.12	20.82	1.4%
Miami	19.71	19.29	2.2%	19.65	19.20	2.3%
Chicago	15.24	15.40	(1.0)%	15.36	15.46	(0.6)%
Atlanta	13.06	12.73	2.6%	13.01	12.68	2.6%
Houston	14.34	14.17	1.2%	14.28	14.15	0.9%
Dallas-Ft. Worth	13.24	13.31	(0.5)%	13.30	13.26	0.3%
Philadelphia	15.83	15.48	2.3%	15.76	15.36	2.6%
Orlando-Daytona	13.74	13.17	4.3%	13.65	13.01	4.9%
West Palm Beach	18.41	17.94	2.6%	18.36	17.85	2.9%
Tampa	14.14	13.81	2.4%	14.11	13.70	3.0%
Portland	18.54	18.51	0.2%	18.49	18.29	1.1%
All other markets	14.09	13.85	1.7%	14.09	13.79	2.2%
Total realized rent per
occupied square foot	$17.35	$16.95	2.4%	$17.32	$16.87	2.7%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
REVPAF:
Los Angeles	$24.32	$23.38	4.0%	$24.08	$23.10	4.2%
San Francisco	24.62	23.95	2.8%	24.37	23.64	3.1%
New York	23.64	22.89	3.3%	23.37	22.66	3.1%
Seattle-Tacoma	18.62	18.14	2.6%	18.38	17.82	3.1%
Washington DC	19.69	19.61	0.4%	19.44	19.33	0.6%
Miami	18.35	18.07	1.5%	18.21	17.96	1.4%
Chicago	13.85	14.22	(2.6)%	13.75	14.10	(2.5)%
Atlanta	12.24	11.99	2.1%	12.08	11.84	2.0%
Houston	13.07	12.78	2.3%	13.06	12.78	2.2%
Dallas-Ft. Worth	12.21	12.54	(2.6)%	12.19	12.43	(1.9)%
Philadelphia	15.14	14.80	2.3%	14.89	14.55	2.3%
Orlando-Daytona	13.11	12.59	4.1%	12.94	12.37	4.6%
West Palm Beach	17.42	17.01	2.4%	17.31	16.92	2.3%
Tampa	13.26	13.09	1.3%	13.16	12.92	1.9%
Portland	17.65	17.85	(1.1)%	17.46	17.53	(0.4)%
All other markets	13.25	13.11	1.1%	13.09	12.92	1.3%
Total REVPAF	$16.30	$16.03	1.7%	$16.13	$15.83	1.9%
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

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2018 represent 355 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2016, or that we did not own as of January 1, 2016.  As a result of the stabilization process and timing of when facilities were acquired, developed, or redeveloped, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended June 30,			Six Months Ended June 30,
FACILITIES	2018	2017	Change	2018	2017	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2018 acquisitions	$459	$-	$459	$526	$-	$526
2017 acquisitions	7,116	799	6,317	13,976	1,138	12,838
2016 acquisitions	9,761	9,031	730	19,190	17,612	1,578
2016 - 2018 new developments	8,618	3,630	4,988	15,738	5,957	9,781
2013 - 2015 new developments	6,591	6,151	440	12,992	11,949	1,043
Other facilities	54,010	54,452	(442)	107,127	108,113	(986)
Total revenues	86,555	74,063	12,492	169,549	144,769	24,780

Cost of operations:
2018 acquisitions	165	-	165	187	-	187
2017 acquisitions	2,459	229	2,230	4,966	380	4,586
2016 acquisitions	3,521	3,502	19	7,158	6,984	174
2016 - 2018 new developments	4,937	2,918	2,019	8,992	5,214	3,778
2013 - 2015 new developments	2,098	1,913	185	4,197	3,780	417
Other facilities	15,894	15,662	232	32,109	31,160	949
Total cost of operations	29,074	24,224	4,850	57,609	47,518	10,091

Net operating income:
2018 acquisitions	294	-	294	339	-	339
2017 acquisitions	4,657	570	4,087	9,010	758	8,252
2016 acquisitions	6,240	5,529	711	12,032	10,628	1,404
2016 - 2018 new developments	3,681	712	2,969	6,746	743	6,003
2013 - 2015 new developments	4,493	4,238	255	8,795	8,169	626
Other facilities	38,116	38,790	(674)	75,018	76,953	(1,935)
Net operating income	57,481	49,839	7,642	111,940	97,251	14,689
Depreciation and
amortization expense	(31,896)	(21,575)	(10,321)	(61,345)	(44,569)	(16,776)
Net income	$25,585	$28,264	$(2,679)	$50,595	$52,682	$(2,087)

At June 30:
Square foot occupancy:
2018 acquisitions				72.0%	-	-
2017 acquisitions				90.8%	93.0%	(2.4)%
2016 acquisitions				89.1%	90.3%	(1.3)%
2016 - 2018 new developments				61.4%	57.5%	6.8%
2013 - 2015 new developments				92.9%	93.3%	(0.4)%
Other facilities				87.4%	88.7%	(1.5)%
				83.0%	85.9%	(3.4)%
Annual contract rent per
occupied square foot:
2018 acquisitions				$9.55	$-	-
2017 acquisitions				14.57	9.89	47.3%
2016 acquisitions				10.27	9.92	3.5%
2016 - 2018 new developments				11.49	12.92	(11.1)%
2013 - 2015 new developments				14.98	14.24	5.2%
Other facilities				16.92	16.87	0.3%
				$14.66	$14.93	(1.8)%

NON SAME STORE	Six Months Ended June 30,
FACILITIES (Continued)	2018	2017	Change

Number of facilities:
2018 acquisitions	5	-	5
2017 acquisitions	34	7	27
2016 acquisitions	55	55	-
2016 - 2018 new developments	43	19	24
2013 - 2015 new developments	20	20	-
Other facilities	198	198	-
	355	299	56
Net rentable square feet (in thousands):
2018 acquisitions	356	-	356
2017 acquisitions	2,114	398	1,716
2016 acquisitions	4,247	4,121	126
2016 - 2018 new developments	5,479	2,595	2,884
2013 - 2015 new developments	1,877	1,877	-
Other facilities (a)	14,201	14,263	(62)
	28,274	23,254	5,020

	As of June 30, 2018
Costs to acquire or develop:
2018 acquisitions	$33,930
2017 acquisitions (b)	291,329
2016 acquisitions	429,123
2016 - 2018 new developments	660,629
2013 - 2015 new developments	188,049
Other facilities (c)	-
	$1,603,060

(a)

Square footage at June 30, 2018 for the “other facilities” excludes 665,000 net rentable square feet of storage space that was demolished with respect to redevelopments that are in process.  Our current pipeline of $363.9 million in redevelopment projects will result in the demolishment of an additional 153,000 net rentable square feet of space, and build 3.9 million net rentable square feet of storage space.

(b)

Acquisition costs includes i) $149.8 million paid for 22 facilities acquired from third parties, ii) $135.5 million cash paid for the remaining 74.25% interest we did not own in 12 stabilized properties owned by a legacy institutional partnership and iii) the $6.3 million historical book value of our existing investment in the legacy institutional partnership.

(c)

Other facilities include existing facilities for which we recently expanded their square footage at  a cost of $188.8 million.  We have not included these costs or the historical costs incurred to initially acquire or develop these 198 facilities in the table, as they would not be meaningful or consistent with the amounts for the acquired and newly developed facilities.

The facilities included above under “2017 acquisitions” include 22 facilities acquired from third parties and 12 stabilized facilities previously owned by a legacy institutional partnership that we began consolidating effective December 31, 2017.

For the six months ended June 30, 2018, the weighted average annualized yield on cost, based upon net operating income, for i) the facilities acquired in 2016 was 5.6% and ii) the 22 facilities acquired in 2017 from third parties for $149.8 million was 4.9%.  The yield for the other facilities acquired are not meaningful due to our limited ownership period in the case of facilities acquired in 2018 and our preexisting ownership interest in and management of the 12 stabilized facilities owned by a legacy institutional partnership.

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

At June 30, 2018, we had various facilities in development (2.2 million net rentable square feet) estimated to cost $315.3 million and various expansion projects (3.9 million net rentable square feet) estimated to cost $363.9 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to June 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $95.2 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $31.9 million and $61.3 million in the three and six months ended June 30, 2018, respectively, as compared to $21.6 million $44.6 million for the same periods in 2017.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at June 30, 2018, depreciation of buildings and amortization of tenant intangibles is expected to total $58.0 million and $4.6 million, respectively, in the remainder of 2018.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended June 30,				Six Months Ended June 30,
2018		2017	Change	2018	2017	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$31,605	$30,979	$626	$62,442	$60,919	$1,523
Merchandise	8,717	9,134	(417)	16,267	16,963	(696)
Total revenues	40,322	40,113	209	78,709	77,882	827

Cost of Operations:
Tenant reinsurance	5,941	5,986	(45)	12,141	12,263	(122)
Merchandise	5,160	5,397	(237)	9,600	10,044	(444)
Total cost of operations	11,101	11,383	(282)	21,741	22,307	(566)

Net income
Tenant reinsurance	25,664	24,993	671	50,301	48,656	1,645
Merchandise	3,557	3,737	(180)	6,667	6,919	(252)

Total net income	$29,221	$28,730	$491	$56,968	$55,575	$1,393

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

Tenant reinsurance revenue increased from $31.0 million and $60.9 million in the three and six months ended June 30, 2017, respectively, to $31.6 million and $62.4 million during the same periods in 2018, due primarily to an increase in our tenant base due to newly acquired and developed facilities.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.  Cost of operations decreased from $6.0 million and $12.3 million in the three and six months ended June 30, 2017, respectively, to $5.9 million and $12.1 million during the same periods in 2018.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2018.

Equity in earnings of unconsolidated real estate entities

At June 30, 2018, we have equity investments in PSB and Shurgard Europe, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$36,612	$12,733	$23,879	$60,443	$26,433	$34,010
Shurgard Europe	5,351	6,650	(1,299)	12,315	12,241	74
Disposed Investment (a)	-	685	(685)	-	1,343	(1,343)
Total equity in earnings	$41,963	$20,068	$21,895	$72,758	$40,017	$32,741
(a)

This represents our equity earnings in a legacy institutional partnership.  On December 31, 2017, we acquired the 74.25% interest that we did not own in this partnership for $135.5 million.  As a result, no further equity earnings will be recorded.

Investment in PSB: At June 30, 2018 and December 31, 2017, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2018, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $23.9 million and $34.0 million in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increases of $23.5 million and $32.8 million in our equity share of gains on sales of real estate in three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 and from improved real estate facility operating results.  See Note 4 to our June 30, 2018 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At June 30, 2018, Shurgard Europe’s operations are comprised of 227 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our June 30, 2018 financial statements for selected financial data on Shurgard Europe for the six months ended June 30, 2018 and 2017.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.  On June 30, 2018, Shurgard Europe acquired five self-storage facilities in Sweden for $45.7 million.

Our equity in earnings from Shurgard Europe decreased $1.3 million for the three months ended June 30, 2018 as compared to the same period in 2017, due primarily to our equity share of increased depreciation and income tax expense, offset partially by improved property operations.  For the six months ended June 30, 2018, our equity in earnings from Shurgard Europe were flat as compared to the same period in 2017, with our equity share of improved property operations offset by increased income tax and depreciation expense.

Unlike our operations in the U.S., Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $3.1 million and $5.8 million in the three and six months ended June 30, 2018, respectively, as compared to $2.0 million and $3.5 million for the same periods in 2017.

As previously reported, Shurgard Europe is considering an initial public offering.  There can be no assurance as to whether Shurgard Europe will actually complete an initial public offering.  We do not expect to liquidate any of our investment in Shurgard Europe in connection with any such initial public offering; accordingly, we do not expect any such initial public offering to have a material impact upon our earnings.

On July 13, 2018, we received a cash distribution from Shurgard Europe totaling $145.4 million, representing our 49% share of an aggregate dividend totaling $296.8 million.  The dividend was funded by Shurgard Europe in part through proceeds from a bank loan.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at exchange rates of approximately 1.168 U.S. Dollars per Euro at June 30, 2018 (1.198 at December 31, 2017), and average exchange rates of 1.192 and 1.099 for the three months ended June 30, 2018 and 2017, respectively, and average exchange rates of 1.210 and 1.082 for the six months ended June 30, 2018 and 2017, respectively.

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

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended June 30,				Six Months Ended June 30,
2018		2017	Change	2018	2017	Change

(Amounts in thousands)

Share-based compensation expense	$17,278	$4,265	$13,013	$34,188	$13,162	$21,026
Costs of senior executives	416	416	-	3,986	5,036	(1,050)
Development and acquisition costs	1,208	1,912	(704)	3,541	5,189	(1,648)
Tax compliance costs and taxes paid	1,118	1,098	20	2,466	2,447	19
Legal costs	2,192	1,735	457	3,936	3,681	255
Public company costs	1,129	1,023	106	2,348	2,148	200
Other costs	7,988	4,543	3,445	12,384	8,357	4,027
Total	$31,329	$14,992	$16,337	$62,849	$40,020	$22,829

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that our CEO and CFO are retiring from their executive roles at the end of 2018 and will then serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods as long as they remain Trustees.  For financial reporting, the service periods for previous stock option and RSU grants for these executives have changed from (i) the grants’ vesting periods to (ii) the end of 2018 when they will retire.  Accordingly, all remaining share-based compensation expense for these two executives will now be amortized by the end of 2018.  Included in share-based compensation expense for the three and six months ended June 30, 2018 is approximately $7.8 million and $15.6 million, respectively, due to the accelerated amortization of grants to our CEO and CFO.  Similar increases in share-based compensation expense are expected in the remainder of 2018.  Share-based compensation costs in the three and six months ended June 30, 2017 include a $5.4 million reversal of previously amortized costs, due to the forfeiture of share-based compensation resulting from the retirement of certain senior executives in the quarter ended

June 30, 2017.  See Note 10 to our June 30, 2018 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities.  The amounts in the above table are net of $3.2 million and $6.3 million for the three and six months ended June 30, 2018, respectively, and $2.0 million and $4.1 million for the same periods in 2017, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to remain stable in the remainder of 2018.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations.  Such costs vary depending upon the level of corporate activities, initiatives, and other factors and, as such, are not predictable.  Amounts for the three and six months ended June 30, 2018 include approximately $2.0 million in costs incurred to demolish certain buildings that were damaged in flooding in 2017 and are being rebuilt.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $3.0 million and $5.8 million in the three and six months ended June 30, 2018, respectively, as compared to $2.6 million and $5.2 million for the same periods in 2017.  We do not expect any significant changes in interest and other income in the remainder of 2018.

Interest expense:  For the three and six months ended June 30, 2018, we incurred $9.4 million and $18.8 million, respectively, of interest on our outstanding debt, as compared to $2.2 million and $4.3 million for the same periods in 2017.  In determining interest expense, these amounts were offset by capitalized interest of $1.0 million and $2.3 million during the three and six months ended June 30, 2018, respectively, associated with our development activities, as compared to $1.1 million and $2.1 million for the same periods in 2017.  On September 18, 2017, we completed a public offering of $1.0 billion notes (the “U.S. Dollar Notes”) bearing an average annual interest rate of 2.732%.  For the three and six months ended June 30, 2018, we incurred interest expense totaling $7.1 million and  $14.2 million, respectively, on the U.S. Dollar Notes.  At June 30, 2018, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our June 30, 2018 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): For the three and six months ended June 30, 2018, we recorded foreign currency exchange gains of  $21.9 million and $10.1 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (losses of $25.4 million and $31.0 million for the same periods in 2017).  The Euro was translated at exchange rates of approximately 1.168 U.S. Dollars per Euro at June 30, 2018, 1.232 at March 31, 2018, 1.198 at December 31, 2017, 1.142 at June 30, 2017, 1.068 at March 31, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency exchange will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales:  In the six months ended June 30, 2018, we recorded gains totaling $424,000,  and in the three and six months ended June 30, 2017, we recorded gains totaling $975,000, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased in the three and six months ended June 30, 2018 as compared to the same periods in 2017, due to lower average rates and lower weighted average preferred shares outstanding.  Based upon our preferred shares outstanding at June 30, 2018, our quarterly distribution to our preferred shareholders is expected to be approximately $54.1 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of June 30, 2018 and August 1, 2018, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $16.1 million of outstanding letters of credit which limits our borrowing capacity to $483.9 million.

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

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.

As of June 30, 2018, our capital resources over the next year are expected to be approximately $1.2 billion which exceeds our current planned capital needs over the next year of approximately $551.5 million.  Our capital resources include: (i) $338.4 million of cash as of June 30, 2018, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, (iii) $145.4 million in cash distributions received from Shurgard Europe on July 13, 2018, and (iv) approximately $200 million to $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flows from our operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $445.2 million of remaining spend on our current development pipeline, (ii) $95.2 million in property acquisitions currently under contract, and (iii) $11.1 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of June 30, 2018, our outstanding debt totaled approximately $1.4 billion, consisting of $28.3 million of secured debt, $399.6 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2018	$10,361
2019	1,505
2020	1,585
2021	1,503
2022	502,071
Thereafter	910,888
$1,427,913

The remaining maturities on our debt over at least the next three years are nominal compared to our expected annual retained operating cash flow.

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

Capital expenditures totaled $53.2 million in the first six months of 2018, and are expected to be between $140 million and $180 million in 2018.  The level of our capital expenditures are dependent upon the results of our evaluation of the potential upgrade of existing HVAC equipment, offices, lighting, and elevator units in certain facilities.  For the last four years, maintenance capital expenditures have ranged between approximately $0.45 and $0.75 per net rentable square foot per year.

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

On July 25, 2018, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $348 million, which will be paid at the end of September 2018.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2018, to be approximately $216.3 million per year.

We estimate we will pay approximately $6.0 million per year in distributions to noncontrolling interests outstanding at June 30, 2018.

Real Estate Investment Activities: Subsequent to June 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $95.2 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2018 we had development and redevelopment projects at a total cost of approximately $679.2 million.  Costs incurred through June 30, 2018 were $234.0 million, with the remaining cost to complete of $445.2 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: As previously reported, Shurgard Europe is considering an initial public offering.  On July 13, 2018, we received a cash distribution from Shurgard Europe of $145.4 million, representing our 49% share of an aggregate dividend totaling $296.8 million.  The dividend was funded by Shurgard Europe in part through proceeds from a bank loan.  There can be no assurance as to whether Shurgard Europe will actually complete an initial public offering.  We do not expect to liquidate any of our investment in Shurgard Europe in connection with any such initial public offering.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of August 1, 2018, we have four series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares with $287.5 million outstanding, our 5.375% Series V Preferred Shares with $495.0 million outstanding, our 5.200% Series W Preferred Shares with $500.0 million outstanding and our 5.200% Series X Preferred Shares with $225.0 million outstanding.  Redemption of such preferred shares will depend upon many factors.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended June 30, 2018, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 1, 2018, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2018 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
	Total	of 2018	2019	2020	2021	2022	Thereafter
Interest and principal payments
on debt (1)	$1,677,437	$28,556	$37,592	$37,592	$37,423	$534,464	$1,001,810

Operating leases (2)	83,431	2,033	4,311	4,554	4,832	3,939	63,762

Construction commitments (3)	162,438	134,594	27,844	-	-	-	-

Total	$1,923,306	$165,183	$69,747	$42,146	$42,255	$538,403	$1,065,572

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at June 30, 2018.  See Note 6 to our June 30, 2018 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various operating leases.

(3)Represents future expected development spending that was under contract at June 30, 2018.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2018 to be approximately $216.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2018, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 16.0% of the book value of our equity at June 30, 2018.

We have foreign currency exposure at June 30, 2018 related to i) our investment in Shurgard Europe, with a book value of $326.3 million and ii) €342.0  million ($399.6 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at June 30, 2018 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at June 30, 2018.  See Note 6 to our June 30, 2018 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total

Fixed rate debt	$10,361	$1,505	$1,585	$1,503	$502,071	$910,888	$1,427,913

ITEM 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.  We also have investments in certain unconsolidated real estate entities and because we do not control these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through August 1, 2018, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2018.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended June 30, 2018.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1

Articles of Amendment and Restatement of Declaration of Trust of Public Storage, filed with the Maryland State Department of Assessments and Taxation on May 4, 2018. Filed with the Registrant’s Current Report on Form 8-K dated May 4, 2018 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Public Storage, dated May 4, 2018. Filed with the Registrant’s Current Report on Form 8-K dated May 4, 2018 and incorporated by reference herein.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Income Allocations. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	XBRL Instance Document. Filed herewith.

101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: August 1, 2018 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)