Form 10-Q
period 2018-09-30
Public Storage
filed 2018-10-30
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

[X]  Yes  [   ]  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 29, 2018:

Common Shares of beneficial interest, $.10 par value per share – 174,364,490 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2018 and December 31, 2017	1

	Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017	3

	Statement of Equity for the Nine Months Ended September 30, 2018	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	5-6

	Condensed Notes to Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6.	Exhibits	59

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Cash and equivalents	$432,525	$433,376
Real estate facilities, at cost:
Land	4,027,764	3,947,123
Buildings	11,108,129	10,718,866
	15,135,893	14,665,989
Accumulated depreciation	(6,041,262)	(5,700,331)
	9,094,631	8,965,658
Construction in process	253,719	264,441
	9,348,350	9,230,099

Investments in unconsolidated real estate entities	619,405	724,173
Goodwill and other intangible assets, net	209,317	214,957
Other assets	138,343	130,287
Total assets	$10,747,940	$10,732,892

LIABILITIES AND EQUITY

Notes payable	$1,417,945	$1,431,322
Accrued and other liabilities	409,973	337,201
Total liabilities	1,827,918	1,768,523

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (161,000 at
December 31, 2017), at liquidation preference	4,025,000	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,059,645 shares issued and outstanding (173,853,370 shares at
December 31, 2017)	17,406	17,385
Paid-in capital	5,697,308	5,648,399
Accumulated deficit	(760,284)	(675,711)
Accumulated other comprehensive loss	(84,339)	(75,064)
Total Public Storage shareholders’ equity	8,895,091	8,940,009
Noncontrolling interests	24,931	24,360
Total equity	8,920,022	8,964,369
Total liabilities and equity	$10,747,940	$10,732,892

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Self-storage facilities	$666,616	$646,238	$1,943,359	$1,878,215
Ancillary operations	39,752	40,123	118,461	118,005
	706,368	686,361	2,061,820	1,996,220

Expenses:
Self-storage cost of operations	183,637	173,315	545,700	516,488
Ancillary cost of operations	11,907	17,304	33,648	39,611
Depreciation and amortization	124,516	113,320	362,272	334,426
General and administrative	27,429	22,311	90,278	62,331
	347,489	326,250	1,031,898	952,856

Operating income	358,879	360,111	1,029,922	1,043,364
Interest and other income	7,020	4,569	18,892	12,722
Interest expense	(8,094)	(2,389)	(24,589)	(4,553)
Equity in earnings of unconsolidated real estate entities	17,771	17,218	90,529	57,235
Foreign currency exchange gain (loss)	2,612	(13,446)	12,738	(44,452)
Casualty loss	-	(7,789)	-	(7,789)
Gain on sale of real estate	1,401	-	1,825	975
Net income	379,589	358,274	1,129,317	1,057,502
Allocation to noncontrolling interests	(1,562)	(1,600)	(4,491)	(4,684)
Net income allocable to Public Storage shareholders	378,027	356,674	1,124,826	1,052,818
Allocation of net income to:
Preferred shareholders - distributions	(54,080)	(61,055)	(162,238)	(182,457)
Preferred shareholders - redemptions (Note 8)	-	(14,692)	-	(29,330)
Restricted share units	(1,268)	(1,210)	(3,790)	(3,502)
Net income allocable to common shareholders	$322,679	$279,717	$958,798	$837,529
Net income per common share:
Basic	$1.85	$1.61	$5.51	$4.83
Diluted	$1.85	$1.61	$5.50	$4.81

Basic weighted average common shares outstanding	173,975	173,715	173,933	173,560
Diluted weighted average common shares outstanding	174,348	174,240	174,240	174,128

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2018		2017	2018	2017

Net income	$379,589	$358,274	$1,129,317	$1,057,502
Other comprehensive income (loss):
Aggregate foreign currency exchange gain (loss)	2,874	(6,176)	3,463	(24,219)
Adjust for aggregate foreign currency exchange
(gain) loss included in net income	(2,612)	13,446	(12,738)	44,452
Other comprehensive income (loss):	262	7,270	(9,275)	20,233
Total comprehensive income	379,851	365,544	1,120,042	1,077,735
Allocation to noncontrolling interests	(1,562)	(1,600)	(4,491)	(4,684)
Comprehensive income allocable to
Public Storage shareholders	$378,289	$363,944	$1,115,551	$1,073,051

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (206,275 shares) (Note 10)	-	21	7,922	-	-	7,943	-	7,943
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	40,987	-	-	40,987	-	40,987
Contributions by noncontrolling interests	-	-	-	-	-	-	1,342	1,342
Net income	-	-	-	1,129,317	-	1,129,317	-	1,129,317
Net income allocated to noncontrolling interests	-	-	-	(4,491)	-	(4,491)	4,491	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(162,238)	-	(162,238)	-	(162,238)
Noncontrolling interests	-	-	-	-	-	-	(5,262)	(5,262)
Common shares and restricted share units
($6.00 per share)	-	-	-	(1,047,161)	-	(1,047,161)	-	(1,047,161)
Other comprehensive loss (Note 2)	-	-	-	-	(9,275)	(9,275)	-	(9,275)
Balances at September 30, 2018	$4,025,000	$17,406	$5,697,308	$(760,284)	$(84,339)	$8,895,091	$24,931	$8,920,022

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2018		2017
Cash flows from operating activities:
Net income	$1,129,317	$1,057,502
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(1,825)	(975)
Assets damaged due to hurricanes	-	3,286
Depreciation and amortization	362,272	334,426
Equity in earnings of unconsolidated real estate entities	(90,529)	(57,235)
Distributions from retained earnings of unconsolidated
real estate entities	94,325	39,887
Foreign currency exchange (gain) loss	(12,738)	44,452
Share-based compensation expense	51,836	25,505
Other	45,678	55,671
Total adjustments	449,019	445,017
Net cash flows from operating activities	1,578,336	1,502,519
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(92,530)	(84,797)
Construction in process	(256,592)	(240,482)
Acquisition of real estate facilities and intangible assets	(107,775)	(81,676)
Distributions in excess of retained earnings from
unconsolidated real estate entities	91,927	-
Proceeds from sale of real estate investments	3,390	5,596
Net cash flows from investing activities	(361,580)	(401,359)
Cash flows from financing activities:
Repayments on notes payable	(1,329)	(1,267)
Issuance of notes payable	-	992,129
Issuance of preferred shares	-	561,177
Issuance of common shares	7,943	34,754
Redemption of preferred shares	-	(922,500)
Cash paid upon vesting of restricted share units	(10,849)	(12,409)
Acquisition of noncontrolling interests	-	(14,425)
Contributions by noncontrolling interests	1,342	1,066
Distributions paid to Public Storage shareholders	(1,209,399)	(1,227,597)
Distributions paid to noncontrolling interests	(5,262)	(5,540)
Net cash flows from financing activities	(1,217,554)	(594,612)
Net cash flows from operating, investing, and financing activities	(798)	506,548
Net effect of foreign exchange translation	(143)	(165)
(Decrease) increase in cash, equivalents, and restricted cash	$(941)	$506,383

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash, equivalents, and restricted cash at beginning of the period:
Cash and equivalents	$433,376	$183,688
Restricted cash included in other assets	22,677	28,885
	$456,053	$212,573

Cash, equivalents, and restricted cash at end of the period:
Cash and equivalents	$432,525	$694,233
Restricted cash included in other assets	22,587	24,723
	$455,112	$718,956

Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$170	$(595)
Investments in unconsolidated real estate entities	9,045	(19,613)
Notes payable	(12,821)	44,262
Accumulated other comprehensive gain (loss)	3,463	(24,219)

Accrued development costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(877)	2,272
Construction in process	(10,819)	(10,527)
Accrued and other liabilities	11,696	8,255

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

At September 30, 2018, we have direct and indirect equity interests in 2,418 self-storage facilities (with approximately 161 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Self Storage SA (“Shurgard Europe”), which owns 227 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At September 30, 2018, we have an approximate 42% common equity interest in PSB.

See Note 13 ‘Subsequent Events” for further information on an initial global offering of Shurgard Europe’s shares.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Collectively, at September 30, 2018, the Company and the Subsidiaries own 2,418 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At September 30, 2018, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard Europe.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2018, we had no tax benefits that were not recognized.

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

September 30, 2018

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

At September 30, 2018, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at September 30, 2018 and December 31, 2017.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

$18.8 million at September 30, 2018 and December 31, 2017.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At September 30, 2018, these intangibles had a net book value of $15.9 million ($21.5 million at December 31, 2017).  Accumulated amortization totaled $29.0 million at September 30, 2018 ($31.0 million at December 31, 2017), and amortization expense of $12.7 million and $11.9 million was recorded in the nine months ended September 30, 2018 and 2017, respectively.  The estimated future amortization expense for our finite-lived intangible assets at September 30, 2018 is approximately $3.3 million in the remainder of 2018, $6.3 million in 2019 and $6.3 million thereafter.  During the nine months ended September 30, 2018, intangibles increased $7.1 million in connection with the acquisition of self-storage facilities (Note 3).

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

September 30, 2018

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.160 U.S. Dollars per Euro at September 30, 2018 (1.198 at December 31, 2017), and average exchange rates of 1.162 and 1.175 for the three months ended September 30, 2018 and 2017, respectively, and average exchange rates of 1.194 and 1.113 for the nine months ended September 30, 2018 and 2017, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting, to increase clarity and consistency of practice and reduce cost and complexity when modifying the terms of share-based awards.  We prospectively adopted this guidance effective January 1, 2018, with no material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which primarily requires the statement of cash flows to explain not only the change in cash and equivalents, but also the change in restricted cash.  The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. The Company early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash flows from investing activities decreased by $4,162,000 for the nine months ended September 30, 2017 as compared to the current presentation on the statement of cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,975	173,715	173,933	173,560
Net effect of dilutive stock options -
based on treasury stock method	373	525	307	568
Diluted weighted average common
shares outstanding	174,348	174,240	174,240	174,128

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2018 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Nine Months Ended
September 30, 2018
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$14,665,989
Capital expenditures to maintain real estate facilities	93,407
Acquisitions	100,632
Dispositions	(1,686)
Developed or redeveloped facilities opened for operation	278,133
Impact of foreign exchange rate changes	(582)
Ending balance	15,135,893
Accumulated depreciation:
Beginning balance	(5,700,331)
Depreciation expense	(341,464)
Dispositions	121
Impact of foreign exchange rate changes	412
Ending balance	(6,041,262)
Construction in process:
Beginning balance	264,441
Current development	267,411
Developed or redeveloped facilities opened for operation	(278,133)
Ending balance	253,719
Total real estate facilities at September 30, 2018	$9,348,350

During the nine months ended September 30, 2018, we acquired 16 self-storage facilities (1.0 million net rentable square feet), for a total cost of $107.8 million in cash, of which $7.1 million was allocated to intangible assets.  We completed development and redevelopment activities costing $278.1 million during the nine months ended September 30, 2018, adding 2.4 million net rentable square feet of self-storage space.  Construction in process at September 30, 2018 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities, which will build 5.4 million net rentable square feet of storage space at an aggregate estimated cost of approximately $596.4 million.  During the nine months ended September 30, 2018, we sold portions of real estate facilities in connection with eminent domain proceedings for $3.4 million in cash proceeds and recorded a related gain on sale of real estate of approximately $1.8 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2018	December 31, 2017

PSB	$433,809	$400,133
Shurgard Europe	185,596	324,040
Total	$619,405	$724,173

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

PSB	$13,008	$9,261	$73,451	$35,694
Shurgard Europe	4,763	7,243	17,078	19,484
Legacy Institutional
Partnership	-	714	-	2,057
Total	$17,771	$17,218	$90,529	$57,235

During the nine months ended September 30, 2018 and 2017, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $186.3 million and $39.9 million, respectively.  For the nine months ended September 30, 2018, $91.9 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate Entities and are presented as an investing activity on our statement of cash flows.    At September 30, 2018, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $66.8 million ($67.3 million at December 31, 2017).  This differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.1 million and $1.0 million during the nine months ended September 30, 2018 and 2017, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of September 30, 2018 and December 31, 2017, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2018 ($127.09 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.8 billion.  At September 30, 2018, the adjusted tax basis of our investment in PSB approximates book value.

The following table sets forth selected financial information of PSB. The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

	2018	2017
	(Amounts in thousands)
For the nine months ended September 30,
Revenues	$309,391	$300,342
Costs of operations	(95,910)	(92,962)
Depreciation and amortization	(73,505)	(70,465)
General and administrative	(7,099)	(7,019)
Other items	1,575	(1,131)
Gains on sale of real estate	85,283	5,074
Net income before allocation to preferred shareholders
and restricted share unitholders	219,735	133,839
Allocations to preferred shareholders and
restricted share unitholders	(40,513)	(45,954)
Net income allocated to common shareholders
and LP Unitholders	$179,222	$87,885

	September 30,	December 31,
	2018	2017
	(Amounts in thousands)

Total assets (primarily real estate)	$2,063,377	$2,100,159
Preferred stock called for redemption	-	130,000
Other liabilities	85,978	80,223
Equity:
Preferred stock	959,750	959,750
Common equity and LP units	1,017,649	930,186

Investment in Shurgard Europe

For all periods presented, we owned 31,268,459 shares of Shurgard Europe representing 49% of the shares outstanding and our joint venture partner owned the remaining shares.  See Note 13 “Subsequent Events” for further information on an initial global offering of Shurgard Europe’s common shares. Our equity in earnings of Shurgard Europe is comprised of our 49% share of Shurgard Europe’s net income and 49% of the trademark license fees that Shurgard Europe pays to us for the use of the “Shurgard” trademark.  The remaining 51% of the license fees are classified as interest and other income on our income statement.

During the three months ended September 30, 2018, Shurgard Europe paid a cash dividend to its shareholders, of which our equity share was $145.4 million.

Changes in foreign currency exchange rates decreased our investment in Shurgard Europe by approximately $9.0 million and increased it by $19.6 million in the nine months ended September 30, 2018 and 2017, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Our equity earnings in Shurgard Europe are based upon our acquired book basis under GAAP, while Shurgard’s separate financial statements are presented in accordance with International Financial Reporting Standards (“IFRS”).  For Shurgard Europe, the primary difference between IFRS and GAAP is the use of fair value accounting for its real estate under IFRS, while GAAP presents real estate at historical cost.  Net income is affected by the corresponding periodic changes in the fair value of real estate under IFRS, as compared to the recognition of periodic depreciation expense under GAAP, combined with the related net impact upon deferred income tax expense.

	2018	2017
	(Amounts in thousands)
For the nine months ended September 30,
Self-storage and ancillary revenues	$213,746	$194,973
Self-storage and ancillary cost of operations	(78,242)	(72,233)
Depreciation and amortization	(55,429)	(45,194)
General and administrative	(8,729)	(8,971)
Interest expense on third party debt	(16,860)	(15,465)
Trademark license fee payable to Public Storage	(2,139)	(1,947)
Income tax expense	(18,618)	(12,622)
Gain on real estate investment sale	1,969	-
Other, net (a)	(2,984)	(725)

Net income	$32,714	$37,816
Average exchange rates of Euro to the U.S. Dollar	1.194	1.113

(a) Amounts for the nine months ended September 30, 2018 include $2,971,000 in incremental costs incurred with respect to Shurgard Europe's initial global offering. See Note 13.

	September 30,	December 31,
	2018	2017
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,406,216	$1,416,477
Total debt to third parties	976,217	726,617
Other liabilities	169,089	143,638
Equity	260,910	546,222

Exchange rate of Euro to U.S. Dollar	1.160	1.198

See Note 13 “Subsequent Events” for further information on an initial global offering of Shurgard Europe’s common shares.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at September 30, 2018).  We are also required to

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at September 30, 2018).  At September 30, 2018 and October 30,  2018, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $16.1 million at September 30, 2018 and December 31, 2017.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2018.

6.Notes Payable

Our notes payable at September 30, 2018 and December 31, 2017  are set forth in the table below:

			Amounts at September 30, 2018
	Coupon	Effective		Unamortized	Book	Fair	Book Value at
	Rate	Rate	Principal	Costs	Value	Value	December 31, 2017
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	2.370%	2.483%	$500,000	$(2,079)	$497,921	$481,073	$497,525
Notes due September 2027	3.094%	3.218%	500,000	(4,736)	495,264	470,494	494,868
			1,000,000	(6,815)	993,185	951,567	992,393

Euro Denominated Unsecured Debt
Notes due April 2024	1.540%	1.540%	116,046	-	116,046	119,349	119,795
Notes due November 2025	2.175%	2.175%	280,849	-	280,849	294,039	289,921
			396,895	-	396,895	413,388	409,716
Mortgage Debt, secured by 30 real
estate facilities with a net book
value of $113.9 million	4.020%	3.971%	27,865	-	27,865	28,589	29,213

			$1,424,760	$(6,815)	$1,417,945	$1,393,544	$1,431,322

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at September 30, 2018.  Included in these covenants are a) a maximum Debt to Total Assets of 65%  (4.3% at September 30, 2018) and b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (66.8x for the twelve months ended September 30, 2018)  as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors.  The Euro Notes consist of two tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at September 30, 2018.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (gains of $2.6 million and $12.7 million for the three and nine months ended September 30, 2018, respectively, as compared to losses of $13.4 million and $44.5 million for the same periods in 2017, respectively).

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At September 30, 2018, the related contractual interest rates are fixed, ranging between 2.9% and 7.1%, and mature between November 2018 and September 2028.

At September 30, 2018, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2018	$-	$9,916	$9,916
2019	-	1,505	1,505
2020	-	1,585	1,585
2021	-	1,503	1,503
2022	500,000	2,071	502,071
Thereafter	896,895	11,285	908,180
	$1,396,895	$27,865	$1,424,760
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $27.3 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Interest capitalized as real estate totaled $3.5 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively.

7.Noncontrolling Interests

At September 30, 2018, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 16 operating self-storage facilities and six self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At September 30, 2018, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the nine months ended September 30, 2018 and 2017, we allocated a total of $4.5 million and $4.7 million, respectively, of income to these interests; and we paid $5.3 million and $5.5 million, respectively, in distributions to these interests.

During the nine months ended September 30, 2017, we acquired Noncontrolling Interests for $14.4 million  (none for the nine months ended September 30, 2018), in cash, of which $7.7 million was allocated

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests.  During the nine months ended September 30, 2018 and 2017, Noncontrolling Interests contributed  $1.3 million and $1.1 million, respectively,  to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At September 30, 2018 and December 31, 2017, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2018		At December 31, 2017
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	11,500	$287,500	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Total Preferred Shares			161,000	$4,025,000	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At September 30, 2018, there were no dividends in arrears.

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

September 30, 2018

(Unaudited)

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

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.2 million ($2.00 per share) and $348.6 million ($2.00 per share) for the three months ended September 30, 2018 and 2017, respectively, and $1.0 billion ($6.00 per share) and $1.0 billion  ($6.00 per share) for the nine months ended September 30, 2018 and 2017, respectively.  Preferred share dividends totaled $54.1 million and $61.1 million for the three months ended September 30, 2018 and 2017, respectively, and $162.2 million and $182.5 million for the nine months ended September 30, 2018 and 2017, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at September 30, 2018.

At September 30, 2018, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled  58 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $980,000 and $752,000 for the nine months ended September 30, 2018 and 2017, respectively.  Our right to continue receiving these premiums may be qualified.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

For the three and nine months ended September 30, 2018, we recorded $4.0 million and $10.9 million, respectively, in compensation expense related to stock options, as compared to $2.3 million and $5.1 million, for the same periods in 2017.  Amounts for the three and nine months ended September 30, 2018 include $1.8 million and $5.3 million, respectively, in connection with the acceleration of amortization of grants to our CEO and CFO noted above.  Amounts for the nine months ended September 30, 2017 reflect a reduction in compensation expense of $0.8 million related to stock options forfeited during the periods.

During the nine months ended September 30, 2018,  200,000 stock options were granted, 136,805 options were exercised and 8,000 options were forfeited.  A total of 2,464,112 stock options were outstanding at September 30, 2018  (2,408,917 at December 31, 2017) and have an average exercise price of $199.64.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

During the nine months ended September 30, 2018,  63,395 RSUs were granted, 50,975 RSUs were forfeited and 121,191 RSUs vested.  This vesting resulted in the issuance of 69,470 common shares.  In addition, tax deposits totaling $10.9 million ($12.4 million for the same period in 2017) were made on behalf of employees in exchange for 51,721 common shares withheld upon vesting.  A total of 690,358 RSUs were outstanding at September 30, 2018  (799,129 at December 31, 2017).

A total of $14.7 million and $41.9 million in RSU expense was recorded for the three and nine months ended September 30, 2018,  respectively, which includes approximately $0.1 million and $1.0 million in employer taxes incurred upon vesting, as compared to $10.7 million and $21.1 million for the same periods in 2017, which includes approximately $0.1 million and $0.7 million, respectively, in employer taxes incurred upon vesting.    Amounts for the three and nine months ended September 30, 2018 include $5.3 million and $17.3 million, respectively, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.  Amounts for the nine months ended September 30, 2017 reflect a reduction in compensation expense of $4.6 million related RSUs forfeited during the period.

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

September 30, 2018

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Three months ended September 30, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$666,616	$-	$-	$-	$-	$666,616
Ancillary operations	-	39,752	-	-	-	39,752
	666,616	39,752	-	-	-	706,368

Cost of operations:
Self-storage operations	183,637	-	-	-	-	183,637
Ancillary operations	-	11,907	-	-	-	11,907
	183,637	11,907	-	-	-	195,544

Net operating income:
Self-storage operations	482,979	-	-	-	-	482,979
Ancillary operations	-	27,845	-	-	-	27,845
	482,979	27,845	-	-	-	510,824

Other components of net income (loss):
Depreciation and amortization	(124,516)	-	-	-	-	(124,516)
General and administrative	-	-	-	-	(27,429)	(27,429)
Interest and other income	-	-	-	-	7,020	7,020
Interest expense	-	-	-	-	(8,094)	(8,094)
Equity in earnings of
unconsolidated real estate entities	-	-	13,008	4,763	-	17,771
Foreign currency exchange gain	-	-	-	-	2,612	2,612
Gain on sale of real estate	-	-	-	-	1,401	1,401
Net income (loss)	$358,463	$27,845	$13,008	$4,763	$(24,490)	$379,589

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Nine months ended September 30, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,943,359	$-	$-	$-	$-	$1,943,359
Ancillary operations	-	118,461	-	-	-	118,461
	1,943,359	118,461	-	-	-	2,061,820

Cost of operations:
Self-storage operations	545,700	-	-	-	-	545,700
Ancillary operations	-	33,648	-	-	-	33,648
	545,700	33,648	-	-	-	579,348

Net operating income:
Self-storage operations	1,397,659	-	-	-	-	1,397,659
Ancillary operations	-	84,813	-	-	-	84,813
	1,397,659	84,813	-	-	-	1,482,472

Other components of net income (loss):
Depreciation and amortization	(362,272)	-	-	-	-	(362,272)
General and administrative	-	-	-	-	(90,278)	(90,278)
Interest and other income	-	-	-	-	18,892	18,892
Interest expense	-	-	-	-	(24,589)	(24,589)
Equity in earnings of
unconsolidated real estate entities	-	-	73,451	17,078	-	90,529
Foreign currency exchange gain	-	-	-	-	12,738	12,738
Gain on sale of real estate	-	-	-	-	1,825	1,825
Net income (loss)	$1,035,387	$84,813	$73,451	$17,078	$(81,412)	$1,129,317

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

September 30, 2018

(Unaudited)

12.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We carry property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Our deductible for general liability is $2.0 million per occurrence.  Our annual deductibles for property losses are $25.0 million for first occurrence with an aggregate of $35.0 million for multiple occurrences and $5.0 million per occurrence thereafter.  Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At September 30, 2018, there were approximately 924,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.9 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $209.2  million at September 30, 2018.  We expect to pay approximately $36.6 million in the remainder of 2018, $146.7 million in 2019 and $25.9 million in 2020 for these construction commitments.

13.Subsequent Events

Subsequent to September 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) nine self-storage facilities, with 585,000 net rentable square feet, for $79.7 million.

On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 21.7 million of its shares to third parties at a price of €23 per share, for €500 million in gross proceeds.  There is a potential “green shoe” for an additional €75 million in gross proceeds at €23 per share.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to 36.6% as a result of the Offering  (35.2% if the “green shoe” option is exercised).  While we did not sell any of our shares in the Offering, we will record a gain on disposition in the three months ending December 31, 2018, as if we had sold a proportionate share of our investment in Shurgard Europe.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

On October 18, 2018, we sold our property in West London to Shurgard Europe for $42.1 million.  We will record a gain on disposition  in the three months ending December 31, 2018.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our September 30, 2018 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of new facilities and expanding our existing self-storage facilities.  Since the beginning of 2013 through September 30, 2018, we acquired a total of 287 facilities with 20.0 million net rentable square feet from third parties for approximately $2.6 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.2 billion, adding approximately 10.7 million net rentable square feet.

Subsequent to September 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) nine self-storage facilities for $79.7 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2018, we had additional development and redevelopment projects to build approximately 5.4 million net rentable square feet at a total cost of approximately $596.4 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

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

On July 13, 2018, we received a cash distribution from Shurgard Self Storage SA (“Shurgard Europe”) totaling $145.4 million.

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

On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 21.7 million of its common shares to third parties at a price of €23 per share, for €500 million in gross proceeds.  There is a potential “green shoe” for an additional €75 million in gross proceeds at €23 per share.  The gross proceeds were used to repay short-term borrowings, invest in real estate assets, and for other corporate purposes.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to 36.6% as a result of the Offering (35.2% assuming exercise of the “green shoe” option).  We  did not sell any shares in the Offering.  See “Investment in Shurgard Europe” below for more information.

As of September 30, 2018, our capital resources over the next year are expected to be approximately $1.2 billion which exceeds our current planned capital needs over the next year of approximately $433.4 million.  Our capital resources include: (i) $432.5 million of cash as of September 30, 2018, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, (iii) $42.1 million cash from the sale of our West London/Kensington self-storage facility to Shurgard Europe on October 18, 2018, and (iv) approximately $200 million to $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $342.7 million of remaining spend on our current development pipeline, (ii) $79.7 million in property acquisitions currently under contract, and (iii) $11.0 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended September 30, 2018

For the three months ended September 30, 2018, net income allocable to our common shareholders was $322.7 million or $1.85 per diluted common share, compared to $279.7 million or $1.61 per diluted common share in 2017 representing an increase of $43.0 million or $0.24 per diluted common share.  The increase is due primarily to (i) a $10.1 million increase in self-storage net operating income (described below), (ii) a $16.1 million increase due to the impact of foreign currency exchange gains and losses associated with our euro denominated debt, (iii) a $14.7 million allocation to preferred shareholders associated with preferred share redemptions in the three months ended September 30, 2017, and (iv) a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma in the three months ended September 30, 2017.  These impacts were offset partially by a $7.1 million increase in general and administrative expense due to the acceleration of share-based compensation expense accruals for our CEO and CFO in 2018 as a result of their upcoming retirement.

The $10.1 million increase in self-storage net operating income is a result of a $2.5 million increase in our Same Store Facilities (as defined below) and a $7.6 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 1.2% or $6.6 million in the three months ended September 30, 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 2.8% or $4.1 million in the three months ended September 30, 2018 as compared to 2017, due primarily to increased property taxes.  The increase in net operating income of $7.6 million for the Non Same Store Facilities is due primarily to the impact of 153 self-storage facilities acquired and developed since January 2016.

Operating Results for the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2018, net income allocable to our common shareholders was $958.8 million or $5.50 per diluted common share, compared to $837.5 million or $4.81 per diluted common share in

2017 representing an increase of $121.3 million or $0.69 per diluted common share.  The increase is due primarily to (i) a $35.9 million increase in self-storage net operating income (described below), (ii) our $34.9 million equity share of gains recorded by PS Business Parks in the nine months ended September 30, 2018, (iii) a $57.2 million increase due to the impact of foreign currency exchange gains and losses associated with our euro denominated debt, (iv) a $29.3 million allocation to preferred shareholders associated with preferred share redemptions in the nine months ended September 30, 2017, and (v) a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma in the nine months ended September 30, 2017.  These impacts were offset partially by a $28.0 million increase in general and administrative expense due to the acceleration of share-based compensation expense accruals for our CEO and CFO in 2018 as a result of their upcoming retirement and the reversal of share-based compensation accruals forfeited by retiring executives in 2017.

The $35.9 million increase in self-storage net operating income is a result of a $13.7 million increase in our Same Store Facilities and $22.2 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 1.6% or $26.6 million in the nine months ended September 30, 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 2.9% or $12.9 million in the nine months ended September 30, 2018 as compared to 2017, due primarily to increased property taxes.  The increase in net operating income of $22.2 million for the Non Same Store Facilities is due primarily to the impact of 153 self-storage facilities acquired and developed since January 2016.

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

For the three months ended September 30, 2018, FFO was $2.66 per diluted common share, as compared to $2.35 for the same period in 2017, representing an increase of 13.2%, or $0.31 per diluted common share.

For the nine months ended September 30, 2018, FFO was $7.68 per diluted common share, as compared to $7.00 for the same period in 2017, representing an increase of 9.7%, or $0.68 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.85	$1.61	$5.50	$4.81
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.82	0.75	2.40	2.21
Gains on sale of real estate investments,
including our equity share from
investments	(0.01)	(0.01)	(0.22)	(0.02)
FFO per share	$2.66	$2.35	$7.68	$7.00

Computation of FFO per Share:

Net income allocable to common shareholders	$322,679	$279,717	$958,798	$837,529
Eliminate items excluded from FFO:
Depreciation and amortization	124,516	113,320	362,272	334,426
Depreciation from unconsolidated
real estate investments	19,615	18,054	58,238	52,635
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(892)	(858)	(2,824)	(2,657)
Gains on sale of real estate investments,
including our equity share from
investments	(1,766)	-	(37,530)	(3,077)
FFO allocable to common shares	$464,152	$410,233	$1,338,954	$1,218,856
Diluted weighted average common shares	174,348	174,240	174,240	174,128
FFO per share	$2.66	$2.35	$7.68	$7.00

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities,  (iii) acceleration of accruals due to the upcoming retirement of our CEO and CFO and reversals of accruals with respect to share-based awards forfeited by retiring senior executive officers, and (iv) certain other non-cash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change

FFO per share	$2.66	$2.35	13.2%	$7.68	$7.00	9.7%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange (gain) loss	(0.01)	0.08		(0.07)	0.26
Application of EITF D-42	-	0.10		-	0.18
Casualty losses and tenant claims
due to hurricanes	-	0.07		-	0.07
Acceleration (reversal) of share-based
compensation expense due to
executive officer retirement	0.04	-		0.13	(0.03)
Other items	0.01	0.01		0.01	-
Core FFO per share	$2.70	$2.61	3.4%	$7.75	$7.48	3.6%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our September 30, 2018 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,046 facilities that we have owned and operated on a stabilized basis since January 1, 2016 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, recently redeveloped, or are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2016 (the “Non Same Store Facilities”).  See Note 11 to our September 30, 2018 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended September 30,		Nine Months Ended September 30,
			Percentage			Percentage
2018		2017	Change	2018	2017	Change
(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$574,523	$567,969	1.2%	$1,680,855	$1,654,263	1.6%
Non Same Store Facilities	92,093	78,269	17.7%	262,504	223,952	17.2%
	666,616	646,238	3.2%	1,943,359	1,878,215	3.5%
Cost of operations:
Same Store Facilities	152,206	148,079	2.8%	456,426	443,513	2.9%
Non Same Store Facilities	31,431	25,236	24.5%	89,274	72,975	22.3%
	183,637	173,315	6.0%	545,700	516,488	5.7%
Net operating income (a):
Same Store Facilities	422,317	419,890	0.6%	1,224,429	1,210,750	1.1%
Non Same Store Facilities	60,662	53,033	14.4%	173,230	150,977	14.7%
Total net operating income	482,979	472,923	2.1%	1,397,659	1,361,727	2.6%

Depreciation and amortization expense:
Same Store Facilities	(92,481)	(90,103)	2.6%	(270,625)	(266,552)	1.5%
Non Same Store Facilities	(32,035)	(23,217)	38.0%	(91,647)	(67,874)	35.0%
Total depreciation and
amortization expense	(124,516)	(113,320)	9.9%	(362,272)	(334,426)	8.3%

Net income:
Same Store Facilities	329,836	329,787	0.0%	953,804	944,198	1.0%
Non Same Store Facilities	28,627	29,816	(4.0)%	81,583	83,103	(1.8)%
Total net income	$358,463	$359,603	(0.3)%	$1,035,387	$1,027,301	0.8%

Number of facilities at period end:
Same Store Facilities				2,046	2,046	-
Non Same Store Facilities				373	317	17.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				131,180	131,180	-
Non Same Store Facilities				29,679	25,164	17.9%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our September 30, 2018 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 2.1%  and 2.6%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2016.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2016, 2017, and 2018.  We believe the Same Store information is used by investors and REIT analysts in a similar manner.  The Same Store pool decreased from 2,048 facilities at June 30, 2018 to 2,046 at September 30, 2018.  The following table summarizes the historical operating results of these 2,046 facilities (131.2 million net rentable square feet) that represent approximately 82% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2018.

Selected Operating Data for the Same Store Facilities (2,046 facilities)
Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$549,234	$542,535	1.2%	$1,607,298	$1,580,888	1.7%
Late charges and
administrative fees	25,289	25,434	(0.6)%	73,557	73,375	0.2%
Total revenues (a)	574,523	567,969	1.2%	1,680,855	1,654,263	1.6%

Cost of operations:
Property taxes	59,004	55,822	5.7%	176,501	167,685	5.3%
On-site property manager
payroll	28,608	28,530	0.3%	85,066	83,541	1.8%
Supervisory payroll	8,928	9,611	(7.1)%	27,802	29,628	(6.2)%
Repairs and maintenance	11,251	11,407	(1.4)%	34,367	34,478	(0.3)%
Utilities	10,871	10,697	1.6%	31,238	30,238	3.3%
Advertising and selling	7,814	6,966	12.2%	22,027	21,885	0.6%
Other direct property costs	14,814	14,169	4.6%	44,350	42,670	3.9%
Allocated overhead	10,916	10,877	0.4%	35,075	33,388	5.1%
Total cost of operations (a)	152,206	148,079	2.8%	456,426	443,513	2.9%
Net operating income	422,317	419,890	0.6%	1,224,429	1,210,750	1.1%
Depreciation and
amortization expense	(92,481)	(90,103)	2.6%	(270,625)	(266,552)	1.5%
Net income	$329,836	$329,787	0.0%	$953,804	$944,198	1.0%

Gross margin (before depreciation
and amortization expense)	73.5%	73.9%	(0.5)%	72.8%	73.2%	(0.5)%

Weighted average for the period:
Square foot occupancy	94.0%	94.6%	(0.6)%	93.4%	94.1%	(0.7)%

Realized annual rental income per (b):
Occupied square foot	$17.83	$17.49	1.9%	$17.49	$17.08	2.4%
Available square foot	$16.75	$16.54	1.3%	$16.34	$16.07	1.7%

At September 30:
Square foot occupancy				92.1%	93.2%	(1.2)%
Annual contract rent per
occupied square foot (c)				$18.30	$18.04	1.4%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.2%  and 1.6%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increases of 1.9%  and 2.4%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 in realized annual rental income per occupied square foot.

Year-over-year growth in our Same Store revenues has declined from  2.4% for the three months ended September 30, 2017 as compared to the same period in 2016, to 1.2% for the three months ended September 30, 2018 as compared to the same period in 2017.  Growth trends decelerated from September 30, 2017 through September 30, 2018, with year over year revenue growth at 2.2% for the three months ended December 31, 2017, 2.1% for the three months ended March 31, 2018 and 1.6% for three months ended June 30, 2018.  We are experiencing softness in demand in substantially all of our major markets, which has led to lower move-in volumes combined with a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets, most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, New York and Portland, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy was 94.0% and 93.4% during the three and nine months ended September 30, 2018,  respectively, as compared to 94.6%  and 94.1%  for the same periods in 2017, as move-in volume declined in the three and nine months ended September 30, 2018 as compared to the same periods in 2017, partially offset by lower move-out volume.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  Rental rate increases to existing tenants in the three and nine months ended September 30, 2018 have been similar to the same periods in 2017, and we expect rate increases to existing tenants in the remainder of 2018 to be similar to the same period in 2017.

Annual contract rent per occupied foot increased 1.4% from September 30, 2017 to September 30, 2018, as compared to a 3.1% increase from December 31, 2016 to December 31, 2017.  These year-over-year increases were primarily driven by annual rate increases given to existing tenants, partially offset by the net impact of replacing vacating tenants with new tenants with lower contract rates, or “rent roll down.”  The reduction in the year over year growth in annual contract rent per occupied foot from 3.1% at the beginning of the year to 1.4% at the end of the quarter is due primarily to increased rent roll down.

During the three months ended September 30, 2018, the annual contract rent for tenants who moved in decreased 2.1% to $14.76 per foot as compared to $15.08 for the same period in 2017, and the annual contract rent for tenants who moved out increased 0.7% to $16.64 per foot as compared to $16.52 per foot for the same period in 2017.  During the nine months ended September 30, 2018, the annual contract rent for tenants who moved in decreased 2.9% to $14.37 per foot as compared to $14.80 for the same period in 2017, and the annual contract rent for tenants who moved out increased 1.7% to $16.35 per foot as compared to $16.08 per foot for the same period in 2017.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $18.5 million and $58.7 million for the three and nine months ended September 30, 2018, respectively, as compared to $21.7 million and $62.5 million for the same periods in 2017 and are recorded as a reduction to revenue.  The decrease in move-in discounts for the three and nine month periods is due primarily to lower average move-in contractual rates as well as a reduced volume of move-ins.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 2.8%  and 2.9%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increased property tax expense.

Property tax expense increased 5.7% and 5.3% in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to higher assessed values.  We expect property tax expense growth of approximately 5.7% in the remainder of 2018 due primarily to higher assessed values.

On-site property manager payroll expense increased 0.3%  and 1.8% in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to higher wage rates.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2018.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 7.1% and 6.2% in the three and nine months ended

September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to lower headcount.  We expect similar decreases in the remainder of 2018.

Repairs and maintenance expense decreased 1.4%  and 0.3%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  Repair and maintenance costs include snow removal expense totaling $2.8 million in the nine months ended September 30, 2018 as compared to $2.2 million for the same period in 2017 (none in each of the three month periods ended September 30, 2018 and 2017).  Excluding snow removal costs, repairs and maintenance decreased 2.1% in the nine months ended September 30, 2018 as compared to the same period in 2017.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 1.6%  and 3.3% in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short term.  Advertising and selling expenses increased 12.2% and 0.6%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increased Internet marketing expenditures partially offset by, with respect to the nine month period, decreased television advertising spending.  In the remainder of 2018, we expect advertising and selling expense to increase over the same period in 2017, at a level similar to the increase experienced in the three months ended September 30, 2018.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office.  These costs increased 4.6% and 3.9%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due to higher rates on data communication lines and increased credit card fees.  We expect inflationary increases in other direct property costs in the remainder of 2018.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include information technology, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer (“CEO”) and Chief Financial Officer  (“CFO”), which are included in general and administrative expense).  Allocated overhead increased 0.4%  and 5.1%  in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due primarily to increased information technology expenses.  We expect greater than inflationary increases in allocated overhead in the remainder of 2018 due primarily to increased information technology expenses.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 2.6%  and 1.5% in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  We expect depreciation to be flat in the remainder of 2018 as compared to the same period in 2017.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2018	$548,116	$558,216	$574,523
2017	$536,618	$549,676	$567,969	$555,164	$2,209,427

Total cost of operations:
2018	$153,532	$150,688	$152,206
2017	$148,577	$146,857	$148,079	$118,261	$561,774

Property taxes:
2018	$58,359	$59,138	$59,004
2017	$55,831	$56,032	$55,822	$32,320	$200,005

Repairs and maintenance:
2018	$11,523	$11,593	$11,251
2017	$11,684	$11,387	$11,407	$11,969	$46,447

Advertising and selling expense:
2018	$6,516	$7,697	$7,814
2017	$6,792	$8,127	$6,966	$6,794	$28,679

REVPAF:
2018	$15.97	$16.31	$16.75
2017	$15.63	$16.03	$16.54	$16.17	$16.09

Weighted average realized annual rent per occupied square foot:
2018	$17.30	$17.35	$17.83
2017	$16.79	$16.95	$17.49	$17.37	$17.15

Weighted average occupancy levels for the period:
2018	92.3%	94.0%	94.0%
2017	93.1%	94.6%	94.6%	93.1%	93.8%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (197 facilities)	$86,462	$84,141	2.8%	$253,420	$244,445	3.7%
San Francisco (124 facilities)	49,390	48,444	2.0%	144,406	140,660	2.7%
New York (82 facilities)	36,002	35,173	2.4%	105,047	102,137	2.8%
Seattle-Tacoma (81 facilities)	27,029	26,795	0.9%	78,520	76,846	2.2%
Washington DC (82 facilities)	27,063	27,182	(0.4)%	78,773	79,055	(0.4)%
Miami (73 facilities)	24,689	24,057	2.6%	72,838	71,596	1.7%
Chicago (129 facilities)	30,081	30,872	(2.6)%	88,485	90,734	(2.5)%
Atlanta (98 facilities)	21,642	21,118	2.5%	63,025	61,657	2.2%
Houston (70 facilities)	16,461	16,189	1.7%	49,149	48,230	1.9%
Dallas-Ft. Worth (77 facilities)	16,040	16,700	(4.0)%	47,682	48,940	(2.6)%
Philadelphia (57 facilities)	14,818	14,420	2.8%	42,870	41,765	2.6%
Orlando-Daytona (64 facilities)	14,030	13,461	4.2%	40,992	39,239	4.5%
West Palm Beach (38 facilities)	11,888	11,516	3.2%	34,940	34,022	2.7%
Tampa (47 facilities)	11,228	11,048	1.6%	33,053	32,493	1.7%
Portland (41 facilities)	10,144	10,327	(1.8)%	29,788	30,080	(1.0)%
All other markets
(786 facilities)	177,556	176,526	0.6%	517,867	512,364	1.1%
Total revenues	$574,523	$567,969	1.2%	$1,680,855	$1,654,263	1.6%

Net operating income:
Los Angeles	$71,157	$69,770	2.0%	$208,556	$201,742	3.4%
San Francisco	40,110	39,558	1.4%	116,782	114,045	2.4%
New York	25,494	24,876	2.5%	72,998	71,329	2.3%
Seattle-Tacoma	21,295	21,253	0.2%	61,019	60,161	1.4%
Washington DC	20,282	20,572	(1.4)%	57,974	58,922	(1.6)%
Miami	17,337	16,803	3.2%	50,905	50,304	1.2%
Chicago	16,094	17,517	(8.1)%	46,364	50,281	(7.8)%
Atlanta	16,028	15,540	3.1%	45,894	44,888	2.2%
Houston	10,771	10,643	1.2%	32,389	32,093	0.9%
Dallas-Ft. Worth	10,714	11,370	(5.8)%	31,736	32,818	(3.3)%
Philadelphia	10,527	10,279	2.4%	29,903	29,616	1.0%
Orlando-Daytona	10,118	9,692	4.4%	29,381	28,124	4.5%
West Palm Beach	8,865	8,468	4.7%	25,820	24,995	3.3%
Tampa	7,942	7,792	1.9%	23,244	22,847	1.7%
Portland	7,855	8,121	(3.3)%	22,903	23,283	(1.6)%
All other markets	127,728	127,636	0.1%	368,561	365,302	0.9%
Total net operating income	$422,317	$419,890	0.6%	$1,224,429	$1,210,750	1.1%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Weighted average square foot
occupancy:
Los Angeles	95.4%	96.0%	(0.6)%	95.3%	95.8%	(0.5)%
San Francisco	94.8%	95.5%	(0.7)%	94.8%	95.5%	(0.7)%
New York	95.1%	95.2%	(0.1)%	94.5%	94.4%	0.1%
Seattle-Tacoma	94.5%	95.8%	(1.4)%	93.6%	94.9%	(1.4)%
Washington DC	93.6%	93.9%	(0.3)%	92.6%	93.2%	(0.6)%
Miami	93.0%	93.5%	(0.5)%	92.8%	93.5%	(0.7)%
Chicago	92.0%	92.4%	(0.4)%	90.3%	91.7%	(1.5)%
Atlanta	94.2%	94.4%	(0.2)%	93.3%	93.7%	(0.4)%
Houston	90.6%	92.5%	(2.1)%	91.2%	91.0%	0.2%
Dallas-Ft. Worth	92.0%	93.9%	(2.0)%	91.8%	93.8%	(2.1)%
Philadelphia	95.4%	95.2%	0.2%	94.8%	94.9%	(0.1)%
Orlando-Daytona	94.8%	95.4%	(0.6)%	94.8%	95.2%	(0.4)%
West Palm Beach	94.3%	94.8%	(0.5)%	94.3%	94.8%	(0.5)%
Tampa	93.7%	94.7%	(1.1)%	93.4%	94.4%	(1.1)%
Portland	94.3%	95.5%	(1.3)%	94.4%	95.7%	(1.4)%
All other markets	94.0%	94.5%	(0.5)%	93.3%	93.9%	(0.6)%
Total weighted average
square foot occupancy	94.0%	94.6%	(0.6)%	93.4%	94.1%	(0.7)%

Realized annual rent per
occupied square foot:
Los Angeles	$26.18	$25.27	3.6%	$25.60	$24.52	4.4%
San Francisco	26.74	25.97	3.0%	26.06	25.17	3.5%
New York	25.58	24.96	2.5%	25.06	24.40	2.7%
Seattle-Tacoma	20.40	19.91	2.5%	19.95	19.23	3.7%
Washington DC	21.75	21.57	0.8%	21.33	21.07	1.2%
Miami	20.05	19.54	2.6%	19.78	19.31	2.4%
Chicago	15.36	15.70	(2.2)%	15.36	15.54	(1.2)%
Atlanta	13.41	13.07	2.6%	13.14	12.81	2.6%
Houston	14.49	14.09	2.8%	14.35	14.13	1.6%
Dallas-Ft. Worth	13.45	13.71	(1.9)%	13.38	13.44	(0.4)%
Philadelphia	16.48	16.06	2.6%	16.00	15.59	2.6%
Orlando-Daytona	14.18	13.58	4.4%	13.83	13.20	4.8%
West Palm Beach	18.91	18.31	3.3%	18.55	18.00	3.1%
Tampa	14.44	14.12	2.3%	14.22	13.84	2.7%
Portland	19.08	19.15	(0.4)%	18.68	18.58	0.5%
All other markets	14.53	14.34	1.3%	14.24	13.98	1.9%
Total realized rent per
occupied square foot	$17.83	$17.49	1.9%	$17.49	$17.08	2.4%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
REVPAF:
Los Angeles	$24.97	$24.25	3.0%	$24.40	$23.50	3.8%
San Francisco	25.36	24.80	2.3%	24.70	24.03	2.8%
New York	24.32	23.76	2.4%	23.69	23.03	2.9%
Seattle-Tacoma	19.27	19.07	1.0%	18.68	18.24	2.4%
Washington DC	20.36	20.26	0.5%	19.75	19.64	0.6%
Miami	18.66	18.27	2.1%	18.36	18.07	1.6%
Chicago	14.13	14.52	(2.7)%	13.87	14.24	(2.6)%
Atlanta	12.63	12.34	2.4%	12.26	12.01	2.1%
Houston	13.12	13.03	0.7%	13.08	12.86	1.7%
Dallas-Ft. Worth	12.38	12.87	(3.8)%	12.28	12.60	(2.5)%
Philadelphia	15.73	15.30	2.8%	15.17	14.80	2.5%
Orlando-Daytona	13.44	12.96	3.7%	13.11	12.57	4.3%
West Palm Beach	17.84	17.36	2.8%	17.49	17.06	2.5%
Tampa	13.53	13.37	1.2%	13.28	13.07	1.6%
Portland	18.00	18.28	(1.5)%	17.64	17.78	(0.8)%
All other markets	13.66	13.55	0.8%	13.28	13.13	1.1%
Total REVPAF	$16.75	$16.54	1.3%	$16.34	$16.07	1.7%
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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2018 represent 373 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2016, or that we did not own as of January 1, 2016.  As a result of the stabilization process and timing of when facilities were acquired, developed, or redeveloped, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended September 30,			Nine Months Ended September 30,
FACILITIES	2018	2017	Change	2018	2017	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues (a):
2018 acquisitions	$1,762	$-	$1,762	$2,288	$-	$2,288
2017 acquisitions	7,409	1,735	5,674	21,385	2,873	18,512
2016 acquisitions	10,031	9,297	734	29,221	26,909	2,312
2016 - 2018 new developments	10,427	5,124	5,303	26,165	11,081	15,084
2013 - 2015 new developments	6,891	6,491	400	19,883	18,440	1,443
Other facilities (b)	55,573	55,622	(49)	163,562	164,649	(1,087)
Total revenues	92,093	78,269	13,824	262,504	223,952	38,552

Cost of operations (a):
2018 acquisitions	678	-	678	865	-	865
2017 acquisitions	2,478	633	1,845	7,444	1,013	6,431
2016 acquisitions	3,479	3,364	115	10,637	10,348	289
2016 - 2018 new developments	6,391	3,191	3,200	15,383	8,405	6,978
2013 - 2015 new developments	2,120	2,275	(155)	6,317	6,055	262
Other facilities (b)	16,285	15,773	512	48,628	47,154	1,474
Total cost of operations	31,431	25,236	6,195	89,274	72,975	16,299

Net operating income:
2018 acquisitions	1,084	-	1,084	1,423	-	1,423
2017 acquisitions	4,931	1,102	3,829	13,941	1,860	12,081
2016 acquisitions	6,552	5,933	619	18,584	16,561	2,023
2016 - 2018 new developments	4,036	1,933	2,103	10,782	2,676	8,106
2013 - 2015 new developments	4,771	4,216	555	13,566	12,385	1,181
Other facilities (b)	39,288	39,849	(561)	114,934	117,495	(2,561)
Net operating income	60,662	53,033	7,629	173,230	150,977	22,253
Depreciation and
amortization expense	(32,035)	(23,217)	(8,818)	(91,647)	(67,874)	(23,773)
Net income	$28,627	$29,816	$(1,189)	$81,583	$83,103	$(1,520)

At September 30:
Square foot occupancy:
2018 acquisitions				83.2%	-	-
2017 acquisitions				91.9%	89.5%	2.7%
2016 acquisitions				87.8%	89.1%	(1.5)%
2016 - 2018 new developments				61.4%	51.3%	19.7%
2013 - 2015 new developments				91.2%	91.7%	(0.5)%
Other facilities (b)				85.7%	85.3%	0.5%
				81.8%	81.4%	0.5%
Annual contract rent per
occupied square foot:
2018 acquisitions				$11.37	$-	-
2017 acquisitions				14.77	10.15	45.5%
2016 acquisitions				10.45	10.10	3.5%
2016 - 2018 new developments				11.80	12.30	(4.1)%
2013 - 2015 new developments				15.58	14.72	5.8%
Other facilities (b)				17.13	17.20	(0.4)%
				$14.80	$15.01	(1.4)%

NON SAME STORE	Nine Months Ended September 30,
FACILITIES (Continued)	2018	2017	Change

Number of facilities:
2018 acquisitions	16	-	16
2017 acquisitions	34	14	20
2016 acquisitions	55	55	-
2016 - 2018 new developments	48	28	20
2013 - 2015 new developments	20	20	-
Other facilities (b)	200	200	-
	373	317	56
Net rentable square feet (in thousands):
2018 acquisitions	1,015	-	1,015
2017 acquisitions	2,114	830	1,284
2016 acquisitions	4,247	4,121	126
2016 - 2018 new developments	6,006	3,764	2,242
2013 - 2015 new developments	1,877	1,877	-
Other facilities (b)	14,420	14,572	(152)
	29,679	25,164	4,515

	As of September 30, 2018
Costs to acquire or develop:
2018 acquisitions	$107,775
2017 acquisitions (c)	291,329
2016 acquisitions	429,123
2016 - 2018 new developments	719,483
2013 - 2015 new developments	188,049
Other facilities (b)	-
	$1,735,759

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(b)

The “Other facilities” noted above include other self-storage facilities that are not stabilized in 2016, 2017, or the first nine months of 2018 due primarily to either completed or in-process redevelopment activities, as well as casualty events which significantly impacted the operating results.  It includes facilities where we recently expanded their square footage at a cost of $213.3 million, as well as facilities in the process of redevelopment where we demolished 731,000 net rentable square feet of storage space.  Such expansion costs are not included in “costs to acquire or develop” as it would not be meaningful or consistent with the amounts for the acquired and newly developed facilities.

(c)

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

For the nine months ended September 30, 2018, the weighted average annualized yield on cost, based upon net operating income, for i) the facilities acquired in 2016 was 5.8% and ii) the 22 facilities acquired in 2017 from third parties for $149.8 million was 5.1%.  The yield for the other facilities acquired are not meaningful due to our limited ownership period in the case of facilities acquired in 2018 and our preexisting ownership interest in and management of the 12 stabilized facilities owned by a legacy institutional partnership.

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

Net operating income with respect to the “Other facilities” declined $0.6 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  Such decreases are primarily due to the demolishment of 731,000 net rentable square feet of storage space due to expansion activities, offset partially by increased net operating income with respect to facilities where expansion activities are complete and the added space is filling up.  Our current pipeline of $345.8 million in redevelopment projects will result in the demolishment of an additional 84,000 net rentable square feet of space, and the build of an additional 3.8 million net rentable square feet of storage space.

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

At September 30, 2018, in addition to the $345.8 million in expansion projects noted above, we had various facilities in development (1.6 million net rentable square feet) estimated to cost $250.6 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development and expansion projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to September 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) nine self-storage facilities for $79.7 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $32.0 million and $91.6 million in the three and nine months ended September 30, 2018, respectively, as compared to $23.2 million $67.9 million for the same periods in 2017.  These amounts include (i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at September 30, 2018, depreciation of buildings and amortization of tenant intangibles is expected to total $28.0 million and $3.2 million, respectively, in the remainder of 2018.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended September 30,				Nine Months Ended September 30,
2018		2017	Change	2018	2017	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$31,734	$31,175	$559	$94,176	$92,094	$2,082
Merchandise	8,018	8,948	(930)	24,285	25,911	(1,626)
Total revenues	39,752	40,123	(371)	118,461	118,005	456

Cost of Operations:
Tenant reinsurance	7,176	11,916	(4,740)	19,317	24,179	(4,862)
Merchandise	4,731	5,388	(657)	14,331	15,432	(1,101)
Total cost of operations	11,907	17,304	(5,397)	33,648	39,611	(5,963)

Net income
Tenant reinsurance	24,558	19,259	5,299	74,859	67,915	6,944
Merchandise	3,287	3,560	(273)	9,954	10,479	(525)

Total net income	$27,845	$22,819	$5,026	$84,813	$78,394	$6,419

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

Tenant reinsurance revenues increased from $31.2 million and $92.1 million in the three and nine months ended September 30, 2017, respectively, to $31.7 million and $94.2 million during the same periods in 2018, due primarily to an increase in our tenant base due to newly acquired and developed facilities.

Tenant insurance revenues include $26.1 million and $26.3 million for the three months ended September 30, 2018 and 2017, respectively, and $77.9 million and $78.2 million for the nine months ended September 30, 2018 and 2017, respectively, for the Same Store Facilities.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.  Tenant reinsurance cost of operations for the three and nine month periods ended September 30, 2017 include $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma.  Excluding these incremental hurricane related losses, tenant reinsurance cost of operations increased from $6.7 million and $19.0 million in the three and nine months ended September 30, 2017, respectively, to $7.2 million and $19.3 million during the same periods in 2018.

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

Equity in earnings of unconsolidated real estate entities

At September 30, 2018, we have equity investments in PSB and Shurgard Europe, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$13,008	$9,261	$3,747	$73,451	$35,694	$37,757
Shurgard Europe	4,763	7,243	(2,480)	17,078	19,484	(2,406)
Legacy Institutional
Partnership (a)	-	714	(714)	-	2,057	(2,057)
Total equity in earnings	$17,771	$17,218	$553	$90,529	$57,235	$33,294
(a)

This represents our equity earnings in a legacy institutional partnership prior to our December 31, 2017 acquisition of the 74.25% interest that we did not own in this partnership for $135.5 million.  As a result, no further equity earnings will be recorded.

Investment in PSB: At September 30, 2018 and December 31, 2017, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At September 30, 2018, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $3.7 million and $37.8 million in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  These increases are due primarily to i) our $2.9 million equity share of PSB’s allocation of income to its preferred stockholders in connection with the redemption of preferred stock in September 2017, ii) our $34.9 million equity share of gains on sales of real estate in the nine months ended September 30,  2018 and iii) increases for the three and nine month periods in income from real estate operations.  See Note 4 to our September 30, 2018 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: At September 30, 2018, we had a 49% equity share in Shurgard Europe’s net income.  At September 30, 2018, Shurgard Europe’s operations are comprised of 227 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our September 30, 2018 financial statements for selected financial data on Shurgard Europe for the nine months ended September 30, 2018 and 2017.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.  On June 30, 2018, Shurgard Europe acquired five self-storage facilities in Sweden for $45.7 million.  On October 15, 2018, Shurgard Europe became a publicly held entity, trading on Euronext Brussels under the symbol “SHUR”.    Its publicly reported information can be obtained on

its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.

Our equity in earnings from Shurgard Europe decreased $2.5 million and $2.4 million for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, due primarily to our equity share of increased depreciation and income tax expense and our $1.5 million equity share of Shurgard Europe’s costs incurred during the three and nine months ended September 30, 2018 in connection with an initial global offering of its shares.

Unlike our operations in the U.S., Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense was approximately $3.3 million and $9.1 million in the three and nine months ended September 30, 2018, respectively, as compared to $2.7 million and $6.2 million for the same periods in 2017.

On July 13, 2018, we received a cash distribution from Shurgard Europe totaling $145.4 million.  The aggregate $296.8 million paid by Shurgard Europe was funded, in part, through the proceeds from a bank loan.

On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 21.7 million of its common shares to third parties at a price of €23 per share, for €500 million in gross proceeds.  There is a potential “green shoe” for an additional €75 million in gross proceeds at a price of €23 per share.  The gross proceeds were used to repay short-term debt, fund real estate investments and for other corporate purposes.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to 36.6% as a result of the Offering (35.2% assuming exercise of the “green shoe” option).  While we did not sell any shares in the offering, and have no current plans to do so, we will record a gain on disposition in the three months ending December 31, 2018, as if we had sold a proportionate share of our investment in Shurgard Europe.

On October 18, 2018, we sold our property in West London to Shurgard Europe for $42.1 million, and will record a related gain on disposition in the three months ending December 31, 2018.

We expect a reduction in ongoing equity earnings from Shurgard Europe due to (i) the extent to which offering proceeds are not immediately utilized to repay debt or invest in real estate assets and (ii) an increase in our equity share of depreciation due to an increased book basis of real estate associated with the aforementioned gain.  Shurgard Europe also expects to begin distributing a substantial portion of its earnings to its shareholders, which will result in reduced cash available to reinvest in real estate.  Our future earnings from Shurgard Europe will also be affected by (i) the operating results of its existing facilities, (ii) the level of development and acquisition activities,  (iii) income tax rates, and (iv) the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business (principally the Euro).

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at exchange rates averaging 1.162 and 1.175 for the three months ended September 30, 2018 and 2017, respectively, and 1.194 and 1.113 for the nine months ended September 30, 2018 and 2017, respectively.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended September 30,				Nine Months Ended September 30,
2018		2017	Change	2018	2017	Change

(Amounts in thousands)

Share-based compensation expense	$18,650	$12,991	$5,659	$52,838	$26,153	$26,685
Costs of senior executives	419	419	-	4,405	5,455	(1,050)
Development and acquisition costs	1,139	1,655	(516)	4,680	6,844	(2,164)
Tax compliance costs and taxes paid	832	1,063	(231)	3,298	3,510	(212)
Legal costs	1,458	1,500	(42)	5,394	5,181	213
Public company costs	1,090	981	109	3,438	3,129	309
Other costs	3,841	3,702	139	16,225	12,059	4,166
Total	$27,429	$22,311	$5,118	$90,278	$62,331	$27,947

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that our CEO and CFO are retiring from their executive roles at the end of 2018 and will then serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods as long as they remain Trustees.  For financial reporting, the service periods for previous stock option and RSU grants for these executives have changed from (i) the grants’ vesting periods to (ii) the end of 2018 when they will retire.  Accordingly, all remaining share-based compensation expense for these two executives will now be amortized by the end of 2018.  Included in share-based compensation expense for the three and nine months ended September 30, 2018 is approximately $7.1  million and $22.7 million, respectively, due to the accelerated amortization of grants to our CEO and CFO.  Similar increases in share-based compensation expense are expected in the remainder of 2018.  Share-based compensation costs in the nine months ended September 30, 2017 include a $5.4 million reversal of previously amortized costs, due to the forfeiture of share-based compensation resulting from the retirement of certain senior executives in the quarter ended September 30, 2017.  See Note 10 to our September 30, 2018 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities.  The amounts in the above table are net of $2.9 million and $9.2 million for the three and nine months ended September 30, 2018, respectively, and $2.4 million and $6.5 million for the same periods in 2017, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to remain stable in the remainder of 2018.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations.  Such costs vary depending upon the level of corporate activities, initiatives, and other factors and, as such, are not predictable.  Amounts for the nine months ended September 30, 2018 include approximately $2.4 million in costs incurred to demolish certain buildings that were damaged in flooding in 2017 and are being rebuilt.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $3.0 million and $8.8 million in the three and nine months ended September 30, 2018, respectively, as compared to $2.5 million and $7.8 million for the same periods in 2017.  The increase in interest and other income is attributable to increased commercial operations and higher interest rates on uninvested cash balances.  We do not expect any significant changes in interest and other income in the remainder of 2018.

Interest expense:  For the three and nine months ended September 30, 2018, we incurred $9.3 million and $28.1 million, respectively, of interest on our outstanding debt, as compared to $3.4 million and $7.7 million for the same periods in 2017.  In determining interest expense, these amounts were offset by capitalized interest of $1.2 million and $3.5 million during the three and nine months ended September 30, 2018, respectively, associated with our development activities, as compared to $1.0 million and $3.1 million for the same periods in 2017.  On September 18, 2017, we completed a public offering of $1.0 billion notes (the “U.S. Dollar Notes”) bearing an average annual interest rate of 2.732%.  For the three and nine months ended September 30, 2018, we incurred interest expense totaling $7.1 million and  $21.3 million, respectively, on the U.S. Dollar Notes.  At September 30, 2018, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our September 30, 2018 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): For the three and nine months ended September 30, 2018, we recorded foreign currency exchange gains of  $2.6 million and $12.7 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (losses of $13.4 million and $44.5 million for the same periods in 2017).  The Euro was translated at exchange rates of approximately 1.160 U.S. Dollars per Euro at September 30, 2018, 1.168 at June 30, 2018, 1.198 at December 31, 2017, 1.181 at September 30, 2017, 1.142 at June 30, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency exchange will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales:  In the three and nine months ended September 30, 2018, we recorded gains totaling $1.4 million and $1.8 million,  respectively, and in the nine months ended September 30, 2017, we recorded gains totaling $1.0 million,  primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.  We expect additional gains on disposition to be recorded in the three months ending December 31, 2018 in connection with the sale of our Kensington facility to Shurgard Europe and Shurgard Europe’s public offering of common shares (see “Investment in Shurgard Europe” above).

Casualty Loss:  The $7.8 million casualty loss on our income statements for the three and nine months ended September 30, 2017 represents $3.3 million resulting from physical damage to our facilities and $4.5 million incurred for repairs, cleanup, and disposal with respect to Hurricanes Harvey and Irma.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased in the three and nine months ended September 30, 2018 as compared to the same periods in 2017, due to lower average rates and lower weighted average preferred shares outstanding.  Based upon our preferred shares outstanding at September 30, 2018, our quarterly distribution to our preferred shareholders is expected to be approximately $54.1 million.

Liquidity and Capital Resources

Financing Strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our cash investment activities with retained operating cash flow combined with the proceeds from the issuance of preferred securities.  Over the past three years, we have diversified our capital sources by issuing medium term debt.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of September 30, 2018 and October 30, 2018, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $16.1 million of outstanding letters of credit which limits our borrowing capacity to $483.9 million.

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

As of September 30, 2018, our capital resources over the next year are expected to be approximately $1.2 billion which exceeds our current planned capital needs over the next year of approximately $433.4 million.  Our capital resources include: (i) $432.5 million of cash as of September 30, 2018, (ii) $483.9 million of available borrowing capacity on our revolving line of credit, (iii) $42.1 million cash from the sale of our West London/Kensington self-storage facility to Shurgard Europe on October 18, 2018, and (iv) approximately $200 million to $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $342.7 million of remaining spend on our current development pipeline, (ii) $79.7 million in property acquisitions currently under contract, and (iii) $11.0 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of September 30, 2018, our outstanding debt totaled approximately $1.4 billion, consisting of $27.9 million of secured debt, $396.9 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2018	$9,916
2019	1,505
2020	1,585
2021	1,503
2022	502,071
Thereafter	908,180
$1,424,760

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

Capital expenditures totaled $93.4 million in the first nine months of 2018, and are expected to be between $150 million and $170 million in 2018.  The level of our capital expenditures are dependent upon the results of our evaluation of the potential upgrade of existing HVAC equipment, offices, lighting, and elevator units in certain facilities, as well as the timing thereof.

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

On October 24, 2018, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $348 million, which will be paid at the end of December 2018.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2018, to be approximately $216.3 million per year.

We estimate we will pay approximately $7.0 million per year in distributions to noncontrolling interests outstanding at September 30, 2018.

Real Estate Investment Activities: Subsequent to September 30, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) nine self-storage facilities for $79.7 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2018 we had development and redevelopment projects at a total cost of approximately $596.4 million.  Costs incurred through September 30, 2018 were $253.7 million, with the remaining cost to complete of $342.7 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: On July 13, 2018, we received a cash distribution from Shurgard Europe totaling $145.4 million.  On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  We did not sell any of our shares in the Offering and have no current plans to do so.  Shurgard Europe expects to begin distributing a substantial portion of its earnings to its shareholders; heretofore we have not received regular ongoing distributions from Shurgard Europe.  On October 18, 2018, we sold our property in West London to Shurgard Europe for $42.1 million.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of October 30, 2018, we have four series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares with $287.5 million outstanding, our 5.375% Series V Preferred Shares with $495.0 million outstanding, our 5.200% Series W Preferred Shares with $500.0 million outstanding and our 5.200% Series X Preferred Shares with $225.0 million outstanding.  Redemption of such preferred shares will depend upon many factors.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended September 30, 2018, we did not repurchase any of our common shares.  From the inception of the repurchase program through October 30, 2018, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2018 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
	Total	of 2018	2019	2020	2021	2022	Thereafter
Interest and principal payments
on debt (1)	$1,664,804	$18,982	$37,536	$37,536	$37,367	$534,408	$998,975

Operating leases (2)	81,931	1,060	4,392	4,586	4,841	3,966	63,086

Construction commitments (3)	209,193	36,621	146,662	25,910	-	-	-

Total	$1,955,928	$56,663	$188,590	$68,032	$42,208	$538,374	$1,062,061

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at September 30, 2018.  See Note 6 to our September 30, 2018 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various operating leases.

(3)Represents future expected development spending that was under contract at September 30, 2018.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2018 to be approximately $216.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2018, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 15.9% of the book value of our equity at September 30, 2018.

We have foreign currency exposure at September 30, 2018 related to i) our investment in Shurgard Europe, with a fair market value of $912 million (based upon the 31.3 million shares we own at the October 29, 2018 closing price on Euronext of €25.605 and an October 29, 2018 exchange rate of 1.1389) and ii) €342.0 million ($396.9 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at September 30, 2018 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at September 30, 2018.  See Note 6 to our September 30, 2018 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total

Fixed rate debt	$9,916	$1,505	$1,585	$1,503	$502,071	$908,180	$1,424,760

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through October 30, 2018, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2018.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended September 30, 2018.

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
DATED: October 30, 2018 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)