Form 10-K
period 2018-12-31
Public Storage
filed 2019-02-27
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10‑K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.

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

Yes [   ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2018:

Common Shares, $0.10 Par Value Per Share – $33,830,475,000  (computed on the basis of $226.86 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2018).

As of February 25, 2019, there were 174,498,758 outstanding Common Shares, $.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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

•

risks due to a potential November 2020 statewide ballot initiative (or other equivalent actions) that could remove the protections of Proposition 13 with respect to our real estate and result in substantial increases in our assessed values and property tax bills in California;

•	changes in United States (“U.S.”) federal or state tax laws related to the taxation of REITs and other corporations;

•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital at a reasonable cost;
•	delays and cost overruns on our development projects;
•	ongoing litigation and other legal and regulatory actions which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and
•	economic uncertainty due to the impact of war or terrorism.

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

General

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980.

At December 31, 2018, our principal business activities were as follows:

(i)

Self-storage Operations:  We acquire, develop, own and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the U.S.  We have direct and indirect equity interests in 2,429 self-storage facilities that we consolidate (an aggregate of 162 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

(ii)

Ancillary Operations:  We reinsure policies against losses to goods stored by customers in our self-storage facilities and sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.

(iii)

Investment in PS Business Parks:  We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks.  At December 31, 2018, PSB owns and operates 28.2 million rentable square feet of commercial space.

(iv)

Investment in Shurgard Europe:  We have a 35% equity interest in Shurgard Self Storage SA (“Shurgard Europe”), a publicly held company trading under Euronext Brussels under the “SHUR” symbol, which owns 232 self-storage facilities (13 million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.

We also manage 33 self-storage facilities for third parties.  We are seeking to expand our third-party management operations to further increase our economies of scale and leverage our brand; however, there is no assurance that we will be able to do so.  We also own 0.8 million net rentable square feet of commercial space which is managed primarily by PSB.

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

Competition

We believe that our customers generally store their goods within a three to five mile radius of their home or business.  Our facilities compete with nearby self-storage facilities owned by other operators using marketing channels similar to ours, including Internet advertising, signage, and banners and offer services similar to ours.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

In the last three years, there has been a marked increase in development of new self-storage facilities in many of the markets we operate in, due to the favorable economics of development which we have also taken advantage of.  These newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth.  This increase in supply has been most notable in Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, New York, and Portland.

Ownership and operation of self-storage facilities is highly fragmented.  As the largest owner of self-storage facilities, we believe that we own approximately 7% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 15%, with the remaining 85% owned by numerous regional and local operators.

We generally own facilities in major markets.  We believe that we have significant market share and concentration in major metropolitan centers, with approximately 71% of our 2018 same-store revenues generated in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels.  We believe this is a competitive advantage relative to other self-storage operators, which do not have our geographic concentration and market share in the major MSAs.

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

Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:

•

Our Desktop and Mobile Websites:  The online marketing channel is a key source of customers.  Approximately 73% of our move-ins in 2018 were sourced through our websites and we believe that many of our other customers who reserved directly through our call center or arrived at a facility and moved in without a reservation, have reviewed our pricing and availability online through our websites.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update our websites to enhance their productivity.

•

Our Call Center:  Our call center is staffed by skilled sales specialists.  Customers primarily reach our call center by calling our advertised toll-free telephone numbers provided on search engines or our website.  We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to a reservation made on our website, enhances our ability to close sales with potential customers.

•

Our Properties:  Customers can also shop at any one of our facilities.  Property managers access the same information that is available on our website and to our call center agents, and can inform the customer of available space at that site or our other nearby storage facilities.  Property managers are trained to maximize the conversion of such “walk in” shoppers into customers.

Managerial economies of scale: The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large percentage of our facilities in close proximity to each other.

Marketing economies of scale: Our major-market concentration relative to the fragmented ownership and operation of the rest of the industry, combined with our well-recognized brand name, improves our prominence in unpaid online search results for self-storage and reduces our average cost per “click” for multiple-keyword advertising.  The large number of facilities we have in major metropolitan centers enables us to efficiently use television advertising from time to time.  Our competitors generally do not use television advertising because they lack the scale in major metropolitan centers.

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

Improve the operating performance of existing facilities: We seek to increase the net cash flow of our existing self-storage facilities by (i) regularly analyzing our call volume, reservation activity, Internet activity, move-in/move-out rates and other market supply and demand factors and responding by adjusting our Internet marketing spending and intensity, our promotional and other discounts, and the rental rates we charge to new and existing customers,  (ii) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and (iii) controlling operating costs.  We believe that our property management personnel, information technology, our convenient shopping options for the customer, our economies of scale, and our Internet marketing and advertising programs will continue to enhance our ability to meet these goals.

Acquire properties owned by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities.  Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our yield expectations.    From 2015 through 2018, we acquired an aggregate of 119 facilities from third parties at an aggregate cost of $929 million.  We will continue to seek to acquire properties in 2019; however, there is significant competition to acquire existing facilities, and self-storage owners’ desire to sell is based upon many variables, including potential reinvestment returns, expectations of future growth, estimated value, the cost of debt financing, as well as personal considerations.  As a result, there can be no assurance as to the level of facilities we may acquire.

Develop new self-storage facilities and expand  existing facilities:  The development of new self-storage locations and the expansion of existing facilities has been an important source of growth.    Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2018, we had a development pipeline to develop new self-storage facilities and expand existing self-storage facilities, which will add approximately 5.2 million net rentable square feet of self-storage space, at a total cost of $607.4 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, challenges in obtaining building permits for self-storage activities in certain municipalities, as well as challenges in sourcing quality construction materials, labor, and design elements.

Participate in the growth of PS Business Parks, Inc.:  Our investment in PSB provides diversification into another asset type.  PSB is a stand-alone public company traded on the NYSE.  As of December 31, 2018, we have a 42% equity interest in PSB.

PSB seeks to grow its asset base in favorable markets as well as increase the cash flows from its existing portfolio.  As of December 31, 2018, PSB owned and operated approximately 28.2 million rentable square feet of commercial space, and had an enterprise value of approximately $5.5 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its preferred stock as of December 31, 2018).

Participate in the growth of Shurgard Europe:  We believe Shurgard Europe is the largest self-storage company in Western Europe.  It owns and operates 232 self-storage facilities with approximately 13 million net rentable square feet in: France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of 25.0 million of its common shares for €575 million in gross proceeds, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.

As a result of the Offering (we did not acquire any additional common shares or sell any of our existing shares in the Offering), our equity interest in Shurgard Europe decreased from 49% to 35.2%.

Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S.  However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe.  We believe Shurgard Europe can capitalize on potential increased demand through the development of new facilities and acquiring existing facilities.  From 2014 through 2018, Shurgard Europe acquired 36 facilities with an approximate 1.8 million net rentable square feet in Germany, the Netherlands, the United Kingdom, Sweden and France for an aggregate purchase price of approximately $380.5 million.  In addition, from 2014 through 2018,  Shurgard Europe opened eight development properties in the United Kingdom, Germany and Sweden containing 636,000 net rentable square feet at a cost of $100.7 million.

Financing of the Company’s Growth Strategies

Overview of financing strategy and sources of capital:  As a REIT, we generally distribute 100% of our taxable income to our shareholders which, relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows.  We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s.  Our senior debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s.  Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s.  Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital.

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

We have no current plans to use joint venture financing or the sale of properties as sources of capital.

We select among the sources of capital available to us based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Retained operating cash flow:  Although we are generally required to distribute 100% of our taxable income to our shareholders, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures.  In recent years, we have retained approximately $200 million to $300 million per year in cash flow.

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

At December 31, 2018, we have approximately $4.0 billion in preferred securities outstanding.  On February 22, 2019, we called for redemption on March 28, 2019 our 6.375% Series Y Preferred Shares, at par ($285 million).  Our preferred securities outstanding at December 31, 2018, excluding the Series Y Preferred Shares that were called for redemption had an average coupon rate of 5.3% and an average market yield of 5.9%.  As of February 27, 2019, we have the option to redeem, with 30 days’ notice, the following additional series of preferred securities; our 5.625% Series U Preferred Shares  ($288 million), our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million).  Our 6.000% Series Z Preferred Shares ($288 million) become callable on June 4, 2019.  Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities.  None of our preferred securities is redeemable at the option of the holders.

Medium or long-term debt:  We have broad powers to issue debt to fund our business.  Our corporate credit ratings are “A” by Standard & Poor’s and “A2” by Moody’s.  We believe these high ratings, combined with our current minimal level of debt, could allow us to issue additional unsecured debt at lower interest rates than the coupon rates on preferred securities.

At December 31, 2018,  we have $1.0 billion of U.S. Dollar Notes and approximately €342 million of Euro-denominated senior unsecured notes (the “Euro Notes”) outstanding, which were issued to institutional investors in 2015 and 2016.

Common equity:  Except in connection with mergers, most notably a merger in 2006 with Shurgard Storage Centers, we have not raised capital through the issuance of common equity because lower cost alternatives have been available.  However, we believe that the market for our common equity is liquid and, as a result, common equity is a significant potential source of capital.

Bridge financing:  We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing, along with short-term bank loans, until we are able to raise longer-term capital.  As of December 31, 2018, there were no borrowings outstanding on our revolving line of credit and no short-term bank loans.

Unlikely capital alternatives:  We have issued both our common and preferred securities in exchange for real estate and other investments in the past.  We do not expect such issuances to be a material source of capital in the future, though there can be no assurance.

We have participated in joint ventures with institutional investors in the past to acquire, develop, and operate self-storage facilities, most notably our joint venture to own Shurgard Europe, prior to its Offering.  We do not presently expect joint venture financing to be a material source of capital in the future because we have other sources of capital that are currently less expensive and because of potential constraints resulting from joint management and ownership.

Generally, we have disposed of self-storage facilities only when compelled to do so through condemnation proceedings.  Because we believe that we are an optimal operator of self-storage facilities, we have generally found that we cannot obtain sufficient value in selling properties.  As a result, we do not presently expect to raise significant capital selling self-storage facilities; however, there can be no assurance that we will not.

Investments in Real Estate and Unconsolidated Real Estate Entities

Investment Policies and Practices with respect to our investments: Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our board of trustees (the “Board”) without a shareholder vote:

•

Our investments primarily consist of direct ownership of self-storage facilities, as well as partial interests in entities we control that own self-storage facilities that we manage under the “Public Storage” brand name in the U.S.  Our investments in self-storage facilities are described in more detail in Item 2, “Properties,” below.

•	We have an ownership interest in Shurgard Europe, which owns storage facilities located in Europe under the “Shurgard” brand name.
•

Additional acquired interests in real estate will primarily include the acquisition of properties from third parties, as well as to a lesser extent, partial interests in entities in which we already have an interest.

•	To a lesser extent, we have interests in existing commercial properties (described in Item 2, “Properties”), containing commercial and industrial rental space, primarily through our investment in PSB.

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2018, we had ownership interests in PSB and Shurgard Europe (each discussed above), which we do not control or consolidate.

PSB and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  Such debt or other obligations have no recourse to us.  See Note 4 to our December 31, 2018 financial statements for further disclosure regarding the assets, liabilities and operating results of PSB and Shurgard Europe.  In addition, PSB’s public filings are available at its website, www.psbusinessparks.com and on the SEC website, and Shurgard Europe’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.

Canadian self-storage facilities owned by Former Chairman and Members of Board of Trustees

At December 31, 2018, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 62 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.3 million, $1.1 million and $848,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Our right to continue receiving these premiums may be qualified.

Limitations on Debt

Our revolving credit facility, U.S. Dollar Notes and Euro Notes contain various customary financial covenants, including limitations on our ability to encumber our properties with mortgages and limitations on the level of indebtedness.  We believe we complied with each of these covenants as of December 31, 2018.

Employees

We had approximately 5,600 employees in the U.S. at December 31, 2018 who are engaged primarily in property operations.

Seasonality

We experience minor seasonal fluctuations in the demand for self-storage space, with demand and rental rates generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months.

Insurance

We carry property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Our deductible for general liability is $2.0 million per occurrence.  Our annual deductible for property losses is $25.0 million per occurrence. This deductible decreases to $5.0 million once we reach $35.0 million in aggregate losses for occurrences that exceed however, once we reach $35.0 million in aggregate losses for occurrences that exceed $5.0 million.  Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At December 31, 2018, there were approximately 914,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.9 billion.

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

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, fires, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 13 to our December 31, 2018 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on storage demand and/or our revenues.

Operating costs, including property taxes, could increase.  We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, changes to governmental safety and real estate use limitations, as well as other governmental actions.  Our property tax expense, which totaled approximately $256.9 million during the year ended December 31, 2018, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted.

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

Development of self-storage facilities can subject us to risks.  At December 31, 2018, we have a pipeline of development projects totaling $607.4 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

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

We own a 35.2% equity interest in Shurgard Europe, with our investment having a $349.5 million book value at December 31, 2018, and $14.1 million in equity in earnings in 2018.  As a result, we are exposed to additional risks related to international operations that may adversely impact our business and financial results, including the following:

•	Currency risks: Currency fluctuations can impact the fair value of our investment in Shurgard Europe, as well as future repatriation of cash.
•

Legislative, tax, and regulatory risks:  Shurgard Europe is subject to a variety of local, national, and pan European laws and regulations related to permitting and land use, the environment, labor, and other areas, as well as income, property, sales, value added and employment tax laws.  These laws can be difficult to apply or interpret and can vary in each country or locality, and are subject to unexpected changes in their form and application due to regional, national, or local political uncertainty and other factors.  Such changes, or Shurgard Europe’s failure to comply with these laws, could subject it to penalties or other sanctions, adverse changes in business processes, as well as potentially adverse income tax, property tax, or other tax burdens.

•

Impediments to capital repatriation could negatively impact the realization of our investment in Shurgard Europe: Laws in Europe and the U.S. may create, impede or increase our cost to repatriate distributions received from Shurgard Europe or proceeds from the sale of Shurgard Europe’s shares.

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

•

Liquidity of our ownership stake:  We have no plans to liquidate our interest in Shurgard Europe.  However, while Shurgard Europe is a publicly held entity, our ability to liquidate our shares in Shurgard Europe, if we chose to, could be limited by the level of Shurgard Europe’s public “float” relative to our ownership stake.  We are subject to a contractual “lock up” that prevents us from selling any shares until April 9, 2019, and our existing relationship with our legacy joint venture partner may place further contractual limitations on our ability to sell all of the shares we own if we desired to do so.

•

Impediments of Shurgard Europe’s public ownership structure:  Shurgard Europe’s strategic decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, as well as selling or acquiring significant assets, are determined by its board of directors.  As a result, Shurgard Europe may be precluded from taking advantage of opportunities that we would find attractive but that we may not be able to pursue economically separately.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2018, B. Wayne Hughes, our former Chairman and his family, which includes his daughter, Tamara Hughes Gustavson and his son, B. Wayne Hughes, Jr., who are both members of our Board of Trustees (collectively, the “Hughes Family”), owned approximately 14.5% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares. Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

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

Preferred Shareholders are subject to certain risks

Holders of our preferred shares have preference rights over our common shareholders with respect to liquidation and distributions, which give them some assurance of continued payment of their stated dividend rate, and receipt of their principal upon liquidation of the Company or redemption of their securities.  However, holders of our Preferred Shares should consider the following risks:

•

The Company has in the past, and could in the future, issue or assume additional debt.  Preferred shareholders would be subordinated to the interest and principal payments of such debt, which would increase the risk that there would not be sufficient funds to pay distributions or liquidation amounts to the preferred shareholders.

•

The Company has in the past, and could in the future, issue additional preferred shares that, while pari passu to the existing preferred shares, increases the risk that there would not be sufficient funds to pay distributions to the preferred shareholders.

•

While the Company has no plans to do so, if the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status.  If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred shareholders would continue to accumulate.  The preferred shareholders would have the ability to elect two additional members to serve on our Board of Trustees until the arrearage was cured.  The preferred shareholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.

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

Changes made by the Tax Cuts and Jobs Act (the “TCJA”), signed into law on December 22, 2017, will limit our ability to deduct compensation in excess of $1 million paid to certain senior executives.  This could require us to increase distributions to our shareholders in order to avoid paying tax and to maintain our REIT status.

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

We have exposure to increased property tax in California.

Approximately $565 million of our 2018 net operating income is from our properties in California, and we incurred approximately $41 million in related property tax expense.  Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values.  From time to time,  proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial and industrial (non-residential) real estate, which would include self-storage facilities.  In late 2018, an initiative qualified for California’s November 2020 statewide ballot that would create a “split roll,” generally making Proposition 13’s protections only applicable to residential real estate.  We cannot predict whether the initiative will actually be on the ballot in 2020, or what the prospects for passage might be, or whether other changes to Proposition 13 may be proposed or adopted.  If the initiative or a similar proposal were to be adopted, it would end the beneficial effect of Proposition 13 for our properties, and our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We have over 5,600 employees, more than 1.4 million customers, and we conduct business at facilities with 162 million net rentable square feet of storage space.  As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions.  Resolution of these claims and actions may divert time and attention by our management could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand.  In addition, any such resolution could involve our agreement to terms that restrict the operation of our business.  The results of legal proceedings cannot be predicted with certainty.  We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.  The impact of any such legal claims, proceedings, and regulatory enforcement actions and could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business.  The failure or disruption of our computer and communications systems could significantly harm our business.

We are heavily dependent upon automated information technology and Internet commerce, with more than half of our new customers coming from the telephone or over the Internet.  We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services.  These systems are subject to damage or interruption from power outages, computer and telecommunications failures, hackers, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events.  Such incidents could also result in significant costs to repair or replace such networks or information systems.  As a result, our operations could be severely impacted by a natural disaster, terrorist attack, attack by hackers, acts of vandalism, data theft, misplaced or lost data, programming or human error, or other circumstance that results in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures.

If our confidential information is compromised or corrupted, including as a result of a cybersecurity breach, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.

In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees.  The secure processing and maintenance of this information is critical to our operations and business strategy.  Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks.  Despite our security measures, our information technology and infrastructure could be vulnerable to a cyberattack or other data security breach which would penetrate our network security and our or our customers’ or employees’ confidential information could be compromised or misappropriated.  Our confidential information may also be compromised due to programming or human error or malfeasance.  Ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data.  In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business from multiple regulatory agencies at the local, state, federal, or international level, compliance with those requirement could also result in additional costs, or we could fail to comply with those requirements due to various reasons such as not being aware of them.

Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities.  Such events could lead to lost future revenues and adversely affect our results of operations and could result in remedial and other costs, fines or lawsuits, which could be in excess of any available insurance that we have procured.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2018,  we had controlling ownership interests in 2,429 self-storage facilities located in 38 states within the U.S., and we have a 35.2% interest in Shurgard Europe which owns 232 storage facilities located in seven Western European nations:

	At December 31, 2018
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)
U.S.:
California
Southern	250	18,274
Northern	179	11,240
Texas	304	21,987
Florida	287	19,617
Illinois	126	7,952
Georgia	110	7,246
Washington	96	6,589
North Carolina	90	6,369
Virginia	92	5,674
Colorado	73	5,001
New York	67	4,672
New Jersey	58	3,863
Maryland	62	3,761
Minnesota	54	3,690
South Carolina	60	3,385
Ohio	49	3,199
Arizona	45	2,975
Michigan	44	2,939
Indiana	36	2,249
Missouri	38	2,236
Oregon	39	2,040
Pennsylvania	29	1,993
Tennessee	34	1,955
Nevada	27	1,818
Massachusetts	25	1,691
Oklahoma	22	1,533
Kansas	21	1,268
Other states (12 states)	112	6,831

Total - U.S. (a)	2,429	162,047

Shurgard Europe:
Netherlands	61	3,127
France	56	2,935
Sweden	36	1,967
United Kingdom	31	1,771
Belgium	21	1,265
Germany	17	969
Denmark	10	572

Total - Shurgard Europe	232	12,606

Grand Total	2,661	174,653

(a)

See Schedule III:  Real Estate and Accumulated Depreciation in the Company’s 2018 financials, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market for our properties located in the U.S.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses.  For the year ended December 31, 2018,  the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 91.3% and $17.01, respectively, in the U.S. and 87.0% and $22.47, respectively, in Europe.

At December 31, 2018, 30 of our U.S. facilities with a net book value of $111 million were encumbered by an aggregate of $27 million in mortgage notes payable.

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

We believe that self-storage facilities, upon achieving stabilized occupancy levels of approximately 90%, have attractive characteristics consisting of high profit margins, a broad tenant base, low levels of capital expenditures to maintain their condition and appearance and excellent returns on invested capital.  Historically, upon reaching stabilization, our U.S. self-storage facilities have generally shown a high degree of stability in generating cash flows.

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2018, owns and operates approximately 28.2 million rentable square feet of commercial space in six states.  At December 31, 2018,  the $434.5 million book value and $1.9 billion market value, respectively, of our investment in PSB represents approximately 4% and 17%, respectively, of our total book value assets.  We also directly own 0.8 million net rentable square feet of commercial space managed primarily by PSB.

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

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Shares of beneficial interest (the “Common Shares”) (NYSE: PSA) have been listed on the NYSE since October 19, 1984.  As of February 25, 2019, there were approximately 12,193 holders of record of our Common Shares.

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 27, 2019, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2018.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information about our equity compensation plans.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except share and per share data)

Revenues	$2,754,280	$2,668,528	$2,560,549	$2,381,696	$2,177,296

Expenses:
Cost of operations	739,722	707,978	669,083	635,502	613,324
Depreciation and amortization	483,646	454,526	433,314	426,008	437,114
General and administrative	118,720	82,882	83,656	88,177	71,459
Interest expense	32,542	12,690	4,210	610	6,781
	1,374,630	1,258,076	1,190,263	1,150,297	1,128,678

Other increase (decrease) to net income:
Interest and other income	26,442	18,771	15,138	16,544	17,638
Equity in earnings of unconsolidated real
estate entities	103,495	75,655	56,756	50,937	88,267
Foreign currency exchange gain (loss)	18,117	(50,045)	17,570	306	(7,047)
Casualty loss	-	(7,789)	-	-	-
Gain on sale of real estate	37,903	1,421	689	18,503	2,479
Gain due to Shurgard Europe public offering	151,616	-	-	-	-
Net income	1,717,223	1,448,465	1,460,439	1,317,689	1,149,955
Net income allocated to noncontrolling
equity interests	(6,192)	(6,248)	(6,863)	(6,445)	(5,751)
Net income allocable to Public Storage
shareholders	$1,711,031	$1,442,217	$1,453,576	$1,311,244	$1,144,204

Per Common Share:
Distributions	$8.00	$8.00	$7.30	$6.50	$5.60
Net income – Basic	$8.56	$6.75	$6.84	$6.10	$5.27
Net income – Diluted	$8.54	$6.73	$6.81	$6.07	$5.25

Weighted average common shares –
Basic	173,969	173,613	173,091	172,699	172,251
Weighted average common shares –
Diluted	174,297	174,151	173,878	173,510	173,138

Balance Sheet Data:
Total assets	$10,928,270	$10,732,892	$10,130,338	$9,778,232	$9,818,676
Total debt	$1,412,283	$1,431,322	$390,749	$319,016	$64,364
Total preferred equity	$4,025,000	$4,025,000	$4,367,500	$4,055,000	$4,325,000
Public Storage shareholders’ equity	$9,119,478	$8,940,009	$9,411,910	$9,170,641	$9,480,796
Permanent noncontrolling interests’
equity	$25,250	$24,360	$29,744	$26,997	$26,375

Net cash flow:
Provided by operating activities	$2,061,503	$1,975,679	$1,945,336	$1,748,279	$1,603,542
Used in investing activities	$(513,778)	$(739,854)	$(699,111)	$(456,135)	$(194,331)
Used in financing activities	$(1,619,588)	$(992,219)	$(1,148,826)	$(1,391,283)	$(1,236,864)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our December 31, 2018 financial statements, primarily Note 2, summarize our significant accounting policies.

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

In the last three years, there has been a marked increase in development of new self-storage facilities in many of the markets we operate in, due to the favorable economics of development which we have also taken advantage of.  These newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth.  This increase in supply has been most notable in Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, New York, and Portland.

We plan on growing organically as well as through the acquisition and development of new facilities and expanding our existing self-storage facilities.  Since the beginning of 2013 through December 31, 2018, we acquired a total of 296 facilities with 20.6 million net rentable square feet from third parties for approximately $2.7 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.2 billion, adding approximately 11.3 million net rentable square feet.

Subsequent to December 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $102.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2018, we had additional development and redevelopment projects to build approximately 5.2 million net rentable square feet at a total cost of approximately $607.4 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities are beneficial to our business over the long run.  However, in the short run, such activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the cost, combined with related overhead expenses flowing through general and administrative expense.  We believe the level of dilution incurred in 2018 will continue at similar levels in 2019 and beyond, assuming realization of our current expectation of maintaining our current level of development for the foreseeable future.

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

On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 25.0 million of its common shares to third parties at a price of €23 per share, for €575 million in gross proceeds.  The gross proceeds were used to repay short-term borrowings, invest in real estate assets, and for other corporate purposes.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to 35.2% as a result of the Offering.  While we did not sell any of our shares in the Offering, we did record a gain on disposition in 2018 of $151.6 million, as if we had sold a proportionate share of our investment in Shurgard Europe.  See “Investment in Shurgard Europe” below for more information.

On October 18, 2018, we sold our property in West London to Shurgard Europe for $42.1 million and recorded a related gain on sale of real estate of approximately $31.5 million.

As of December 31, 2018, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $711.4 million.  Our capital resources include: (i) $361.2 million of cash as of December 31, 2018, (ii) $483.8 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $322.1 million of remaining spend on our current development pipeline, (ii) $102.4 million in property acquisitions currently under contract, (iii) $285.0 million for the redemption of our Series Y Preferred Shares on March 28, 2019, and (iv)  $1.9 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2018 and 2017

In 2018, net income allocable to our common shareholders was $1,488.9 million or $8.54 per diluted common share, compared to $1,171.6 million or $6.73 per diluted common share in 2017 representing an increase of $317.3 million or $1.81 per diluted common share.  The increase is due primarily to (i) $183.1 million in aggregate gains due to Shurgard Europe’s initial public offering and the sale of our facility in West London to Shurgard Europe, (ii) a $47.1 million increase in self-storage net operating income (described below), (iii) our $37.7 million equity share of gains recorded by PS Business Parks in 2018, (iv) a $68.2 million increase due to the impact of foreign currency exchange gains and losses associated with our euro denominated debt, (v) a $29.3 million allocation to preferred shareholders associated with preferred share redemptions in 2017 and (vi) a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma in 2017.  These impacts were offset partially by a $36.1 million increase in general and administrative expense due to the acceleration of share-based compensation expense accruals for our former CEO and CFO in 2018 as a result of their retirement on December 31, 2018 and the reversal of share-based compensation accruals forfeited by retiring senior executive officers in 2017.

The $47.1 million increase in self-storage net operating income is a result of a $15.6 million increase in our Same Store Facilities and $31.5 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 1.5% or $33.3 million in 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.2% or $17.7 million in 2018 as compared to 2017, due primarily to increased property taxes.  The increase in net operating income of $31.5 million for the Non Same Store Facilities is due primarily to the impact of 164 self-storage facilities acquired and developed since January 2016.

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

The $66.9 million increase in self-storage net operating income is a result of a $46.2 million increase in our Same Store Facilities (as defined below) and a $20.7 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 3.0% or $64.6 million in 2017 as compared to 2016, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.4% or $18.3 million in 2017 as compared to 2016, due primarily to increased property taxes, advertising and selling expense and repairs and maintenance costs, offset partially by lower snow removal costs.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of recently acquired, developed or expanded facilities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts.  FFO represents GAAP net income before depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation.  FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the year ended December 31, 2018, FFO was $10.45 per diluted common share, as compared to $9.70 per diluted common share for each of the years ended December 31, 2017 and 2016, representing an increase in 2018 of 7.7%, or $0.75 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2018	2017	2016

Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$8.54	$6.73	$6.81
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	3.21	3.00	2.90
Gains on sale of real estate investments and
Shurgard Europe IPO, including our equity share
from investments and other	(1.30)	(0.03)	(0.01)
FFO per share	$10.45	$9.70	$9.70

Computation of FFO per Share:

Net income allocable to common shareholders	$1,488,900	$1,171,609	$1,183,879
Eliminate items excluded from FFO:
Depreciation and amortization	483,646	454,526	433,314
Depreciation from unconsolidated
real estate investments	79,868	71,931	74,407
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(3,646)	(3,567)	(3,549)
Gains on sale of real estate investments and
Shurgard Europe IPO, including our equity share
from investments and other	(227,332)	(4,908)	(768)
FFO allocable to common shares	$1,821,436	$1,689,591	$1,687,283
Diluted weighted average common shares	174,297	174,151	173,878
FFO per share	$10.45	$9.70	$9.70

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) acceleration of accruals due to the retirement of our former CEO and CFO and reversals of accruals with respect to share-based awards forfeited by retiring senior executive officers, and (iv) certain other non-cash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2018	2017	Change	2017	2016	Change

FFO per share	$10.45	$9.70	7.7%	$9.70	$9.70	0.0%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange (gain) loss	(0.10)	0.29		0.29	(0.11)
Application of EITF D-42	-	0.19		0.19	0.17
Casualty losses and tenant claims
due to hurricanes	-	0.07		0.07	-
Shurgard Europe - IPO costs
and casualty loss	0.03	-		-	-
Acceleration (reversal) of share-based
compensation expense due to
executive officer retirement	0.18	(0.03)		(0.03)	-
Other items	-	0.01		0.01	0.03
Core FFO per share	$10.56	$10.23	3.2%	$10.23	$9.79	4.5%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our December 31, 2018 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,046 facilities that we have owned and operated on a stabilized basis since January 1, 2016 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, recently redeveloped, or are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2016 (the “Non Same Store Facilities”).  See Note 11 to our December 31, 2018 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2018	2017	Change	2017	2016	Change

Revenues:
Same Store Facilities	$2,242,755	$2,209,427	1.5%	$2,209,427	$2,144,872	3.0%
Non Same Store Facilities	354,852	303,006	17.1%	303,006	260,956	16.1%
	2,597,607	2,512,433	3.4%	2,512,433	2,405,828	4.4%
Cost of operations:
Same Store Facilities	579,520	561,774	3.2%	561,774	543,426	3.4%
Non Same Store Facilities	116,211	95,859	21.2%	95,859	74,479	28.7%
	695,731	657,633	5.8%	657,633	617,905	6.4%
Net operating income (a):
Same Store Facilities	1,663,235	1,647,653	0.9%	1,647,653	1,601,446	2.9%
Non Same Store Facilities	238,641	207,147	15.2%	207,147	186,477	11.1%
Total net operating income	1,901,876	1,854,800	2.5%	1,854,800	1,787,923	3.7%

Depreciation and amortization expense:
Same Store Facilities	(360,241)	(355,700)	1.3%	(355,700)	(361,991)	(1.7)%
Non Same Store Facilities	(123,405)	(98,826)	24.9%	(98,826)	(71,323)	38.6%
Total depreciation and
amortization expense	(483,646)	(454,526)	6.4%	(454,526)	(433,314)	4.9%

Net income:
Same Store Facilities	1,302,994	1,291,953	0.9%	1,291,953	1,239,455	4.2%
Non Same Store Facilities	115,236	108,321	6.4%	108,321	115,154	(5.9)%
Total net income	$1,418,230	$1,400,274	1.3%	$1,400,274	$1,354,609	3.4%

Number of facilities at period end:
Same Store Facilities	2,046	2,046	-	2,046	2,046	-
Non Same Store Facilities	383	341	12.3%	341	291	17.2%
Net rentable square footage at period end (in thousands):
Same Store Facilities	131,180	131,180	-	131,180	131,180	-
Non Same Store Facilities	30,867	26,982	14.4%	26,982	22,155	21.8%
(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our December 31, 2018 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 2.5% in 2018 as compared to 2017 and 3.7% in 2017 as compared to 2016.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2016.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2016, 2017, and 2018.  We believe the Same Store information is used by investors and REIT analysts in a similar manner.  The following table summarizes the historical operating results of these 2,046 facilities (131.2 million net rentable square feet) that represent approximately 81% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2018.

Selected Operating Data for the Same Store Facilities (2,046 facilities)
Year Ended December 31,				Year Ended December 31,
			Percentage			Percentage
	2018	2017	Change	2017	2016	Change

Revenues:
Rental income	$2,144,330	$2,111,164	1.6%	$2,111,164	$2,046,606	3.2%
Late charges and
administrative fees	98,425	98,263	0.2%	98,263	98,266	(0.0)%
Total revenues (a)	2,242,755	2,209,427	1.5%	2,209,427	2,144,872	3.0%

Cost of operations:
Property taxes	210,637	200,005	5.3%	200,005	192,400	4.0%
On-site property manager
payroll	109,713	108,477	1.1%	108,477	107,461	0.9%
Supervisory payroll	35,275	38,175	(7.6)%	38,175	37,123	2.8%
Repairs and maintenance	46,200	46,447	(0.5)%	46,447	44,346	4.7%
Utilities	41,075	39,477	4.0%	39,477	39,769	(0.7)%
Marketing	30,771	28,679	7.3%	28,679	26,025	10.2%
Other direct property costs	59,096	56,975	3.7%	56,975	54,822	3.9%
Allocated overhead	46,753	43,539	7.4%	43,539	41,480	5.0%
Total cost of operations (a)	579,520	561,774	3.2%	561,774	543,426	3.4%
Net operating income	1,663,235	1,647,653	0.9%	1,647,653	1,601,446	2.9%
Depreciation and
amortization expense	(360,241)	(355,700)	1.3%	(355,700)	(361,991)	(1.7)%
Net income	$1,302,994	$1,291,953	0.9%	$1,291,953	$1,239,455	4.2%

Gross margin (before depreciation
and amortization expense)	74.2%	74.6%	(0.5)%	74.6%	74.7%	(0.1)%

Weighted average for the period:
Square foot occupancy	93.2%	93.8%	(0.6)%	93.8%	94.6%	(0.8)%

Realized annual rental income per (b):
Occupied square foot	$17.54	$17.15	2.3%	$17.15	$16.50	3.9%
Available square foot	$16.35	$16.09	1.6%	$16.09	$15.60	3.1%

At December 31:
Square foot occupancy	91.4%	91.2%	0.2%	91.2%	92.5%	(1.4)%
Annual contract rent per
occupied square foot (c)	$18.17	$17.94	1.3%	$17.94	$17.40	3.1%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.5%  in 2018 as compared to 2017 and by 3.0%  in 2017 as compared to 2016, due primarily to increases in realized annual rent per occupied square foot of 2.3% and 3.9% in 2018 and 2017, respectively, as compared to the previous year.

Same Store revenue growth on a year over year basis declined from 3.0% in 2017 to 1.5% in 2018, due to softness in demand in substantially all of our major markets, which has led to a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, New York and Portland, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy remained strong at 93.2%, 93.8% and 94.6%  during 2018, 2017 and 2016.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  An important determinant of the level of rent increases is the number of long-term tenants that we have (generally, those that have been with us for at least a year).

Annual contract rent per foot for customers moving in was $14.22, $14.65, and $14.66 in 2018, 2017, and 2016, respectively, and the related square footage for the space they moved into was 98.7 million, 103.1 million, and 107.9 million, respectively.  Annual contract rent per foot for customers moving out was $16.29, $16.09, and $15.66 in 2018, 2017, and 2016, respectively, and the related square footage for the space they moved out of was 98.4 million, 104.8 million, and 108.4 million, respectively.

Annual contract rent per foot for customers moving in was $13.68 and $14.17 for the three months ended December 31, 2018 and 2017, respectively, and the related square footage for the space they moved into was 23.3 million and 23.4 million, respectively.  Annual contract rent per foot for customers moving out was $16.25 and $16.15 for the three months ended December 31, 2018 and 2017, respectively, and the related square footage for the space they moved out of was 24.2 million and 26.0 million, respectively.

We ended 2016 with aggregate annualized contract rents per occupied foot up 4.7% on a year over year basis.  The year over year increase dropped to 3.1% at the end of 2017 and 1.3% at the end of 2018.

The decreases in year over year growth in annual contract rent from 4.7% at the end of 2016 to 3.1% at the end of 2017 and to 1.3% at the end of 2018 was due to increased rent “roll down” on tenants moving out relative to the rates of move-ins, particularly with respect to 2018 with reduced move-in rates.  However, in 2018, our customer trends resulted in fewer move-outs and an increased average length of stay.  The increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants in 2018 as compared to 2017 due to more long-term customers that were eligible for rate increases.  The extent to which these positive trends will continue in 2019 is uncertain at this time.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $77.8 million, $82.4 million and $87.6 million for 2018, 2017 and 2016, respectively, and are recorded as a reduction to revenue.  The decreases in promotional discounts in 2017 and 2018 are due to reductions in the volume of move-ins as well as in the case of 2018, lower average move-in rates.  Promotional discounts totaled $19.8 million and $19.9 million for the three months ended December 31, 2018 and 2017, respectively.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

We believe rental growth in 2019 will come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with continued moderate revenue growth in 2019.  However, there can be no assurance of continued revenue growth, because current trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many factors which cannot be predicted, such as the level of consumer demand and competition from newly developed and existing facilities.

We are taking a number of actions to improve demand into our system, including (i) increasing marketing spend on the Internet, (ii) offering competitive rental rates and (iii) continuing to offer promotional discounts to new tenants.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions may have a negative impact on our revenue trends due to less growth in initial rental rates and increased promotional discounts.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 3.2% in 2018 as compared to 2017, and 3.4% in 2017 as compared to 2016, due primarily to increased property tax expense.

Property tax expense increased 5.3% in 2018 as compared to 2017, and 4.0% in 2017 as compared to 2016, due primarily to higher assessed values.  We expect property tax expense growth of approximately 5.0% in 2019 due primarily to higher assessed values and, to a lesser extent, increased tax rates.

On-site property manager payroll expense increased 1.1% in 2018 as compared to 2017 and 0.9% in 2017 as compared to 2016.  These increases were due to higher wage rates, offset partially by lower hours worked.  We expect on-site property manager payroll expense to increase on an inflationary basis in 2019.  We have been impacted by a tight labor market across the country, as well as increases in minimum wages in certain jurisdictions, and expect additional impacts in 2019 as existing minimum wage increases become effective and new increases are enacted.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 7.6% in 2018 as compared to 2017 and increased

2.8% in 2017 as compared to 2016.  The decrease in 2018 is due to reductions in headcount offset by higher wage rates.  The increase in 2017 is due primarily to higher wage rates.  We expect inflationary increases in wage rates and increased headcount in 2019.

Repairs and maintenance expense decreased 0.5% in 2018 as compared to 2017 and increased 4.7% in 2017 as compared to 2016.  Repair and maintenance costs include snow removal expense totaling $3.5 million, $3.0 million and $4.2 million in 2018, 2017 and 2016, respectively.  Excluding snow removal costs, repairs and maintenance decreased 1.7% in 2018 as compared to 2017 and increased 8.3% in 2017 as compared to 2016.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in 2019, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 4.0% in 2018 as compared to 2017 and decreased 0.7% in 2017 as compared to 2016.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Marketing expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Marketing expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short-term.  Marketing expense increased 7.3% in 2018 as compared to 2017 and 10.2% in 2017 as compared to 2016 due primarily to increased Internet marketing expenditures.  We expect continued increases in marketing expense in 2019.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office.  These costs increased 3.7% in 2018 as compared to 2017 and 3.9% in 2017 as compared to 2016.  These increases included higher credit card fees due to a higher proportion of collections being received from credit cards and higher revenues.  The increase in 2018 also includes the impact of upgraded data communication lines.  We expect inflationary increases in other direct property costs in 2019.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include information technology, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 7.4% in 2018 as compared to 2017 and 5.0% in 2017 as compared to 2016.  The increases in both periods were due to increased headcount and information technology expenses.  We expect inflationary increases in allocated overhead in 2019.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 1.3% in 2018 as compared to 2017 and decreased 1.7% in 2017 as compared to 2016.  We expect modest increases in depreciation expense in 2019.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2018	$548,116	$558,216	$574,523	$561,900	$2,242,755
2017	$536,618	$549,676	$567,969	$555,164	$2,209,427
2016	$515,444	$531,654	$554,591	$543,183	$2,144,872

Total cost of operations:
2018	$153,532	$150,688	$152,206	$123,094	$579,520
2017	$148,577	$146,857	$148,079	$118,261	$561,774
2016	$142,951	$139,335	$145,734	$115,406	$543,426

Property taxes:
2018	$58,359	$59,138	$59,004	$34,136	$210,637
2017	$55,831	$56,032	$55,822	$32,320	$200,005
2016	$53,477	$53,674	$53,485	$31,764	$192,400

Repairs and maintenance:
2018	$11,523	$11,593	$11,251	$11,833	$46,200
2017	$11,684	$11,387	$11,407	$11,969	$46,447
2016	$11,446	$10,672	$11,053	$11,175	$44,346

Marketing:
2018	$6,516	$7,697	$7,814	$8,744	$30,771
2017	$6,792	$8,127	$6,966	$6,794	$28,679
2016	$5,236	$5,715	$7,755	$7,319	$26,025

REVPAF:
2018	$15.97	$16.31	$16.75	$16.38	$16.35
2017	$15.63	$16.03	$16.54	$16.17	$16.09
2016	$14.98	$15.49	$16.12	$15.81	$15.60

Weighted average realized annual rent per occupied square foot:
2018	$17.30	$17.35	$17.83	$17.68	$17.54
2017	$16.79	$16.95	$17.49	$17.37	$17.15
2016	$15.99	$16.24	$16.91	$16.85	$16.50

Weighted average occupancy levels for the period:
2018	92.3%	94.0%	94.0%	92.6%	93.2%
2017	93.1%	94.6%	94.6%	93.1%	93.8%
2016	93.7%	95.4%	95.4%	93.7%	94.6%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	2017	2016	Change
(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (197, 13.4)	$339,037	$327,326	3.6%	$327,326	$310,360	5.5%
San Francisco (124, 7.6)	192,620	188,139	2.4%	188,139	181,141	3.9%
New York (82, 5.7)	140,463	136,654	2.8%	136,654	133,280	2.5%
Seattle-Tacoma (81, 5.4)	104,659	102,810	1.8%	102,810	98,538	4.3%
Washington DC (82, 5.1)	105,339	105,228	0.1%	105,228	103,695	1.5%
Miami (73, 5.0)	96,900	95,726	1.2%	95,726	94,239	1.6%
Chicago (129, 8.1)	117,715	120,500	(2.3)%	120,500	120,344	0.1%
Atlanta (98, 6.4)	84,275	82,534	2.1%	82,534	80,275	2.8%
Dallas-Ft. Worth (77, 4.9)	63,393	65,070	(2.6)%	65,070	64,202	1.4%
Houston (70, 4.8)	65,155	64,639	0.8%	64,639	65,771	(1.7)%
Philadelphia (57, 3.6)	57,469	55,759	3.1%	55,759	53,558	4.1%
Orlando-Daytona (64, 4.0)	54,635	52,700	3.7%	52,700	50,074	5.2%
West Palm Beach (38, 2.6)	46,614	45,650	2.1%	45,650	43,721	4.4%
Tampa (47, 3.1)	44,004	43,484	1.2%	43,484	41,590	4.6%
Portland (41, 2.2)	39,603	39,997	(1.0)%	39,997	38,835	3.0%
All other markets (786, 49.3)	690,874	683,211	1.1%	683,211	665,249	2.7%
Total revenues	$2,242,755	$2,209,427	1.5%	$2,209,427	$2,144,872	3.0%

Net operating income:
Los Angeles	$280,907	$272,106	3.2%	$272,106	$256,426	6.1%
San Francisco	156,691	153,787	1.9%	153,787	147,851	4.0%
New York	101,662	99,143	2.5%	99,143	96,415	2.8%
Seattle-Tacoma	82,007	81,271	0.9%	81,271	78,465	3.6%
Washington DC	78,780	79,292	(0.6)%	79,292	79,245	0.1%
Miami	72,881	72,307	0.8%	72,307	71,558	1.0%
Chicago	65,155	70,445	(7.5)%	70,445	71,264	(1.1)%
Atlanta	62,500	61,110	2.3%	61,110	59,713	2.3%
Dallas-Ft. Worth	44,642	46,572	(4.1)%	46,572	45,984	1.3%
Houston	43,039	42,546	1.2%	42,546	44,432	(4.2)%
Philadelphia	40,456	39,485	2.5%	39,485	38,077	3.7%
Orlando-Daytona	40,240	38,951	3.3%	38,951	36,517	6.7%
West Palm Beach	34,806	33,868	2.8%	33,868	32,649	3.7%
Tampa	31,796	31,591	0.6%	31,591	30,146	4.8%
Portland	30,767	31,304	(1.7)%	31,304	30,445	2.8%
All other markets	496,906	493,875	0.6%	493,875	482,259	2.4%
Total net operating income	$1,663,235	$1,647,653	0.9%	$1,647,653	$1,601,446	2.9%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
Weighted average square foot
occupancy:
Los Angeles	95.2%	95.7%	(0.5)%	95.7%	96.0%	(0.3)%
San Francisco	94.5%	95.2%	(0.7)%	95.2%	95.9%	(0.7)%
New York	94.3%	94.3%	0.0%	94.3%	94.6%	(0.3)%
Seattle-Tacoma	93.2%	94.5%	(1.4)%	94.5%	95.8%	(1.4)%
Washington DC	92.4%	92.7%	(0.3)%	92.7%	93.2%	(0.5)%
Miami	92.7%	93.5%	(0.9)%	93.5%	94.9%	(1.5)%
Chicago	90.3%	91.2%	(1.0)%	91.2%	92.3%	(1.2)%
Atlanta	93.2%	93.5%	(0.3)%	93.5%	94.7%	(1.3)%
Dallas-Ft. Worth	91.7%	93.3%	(1.7)%	93.3%	95.0%	(1.8)%
Houston	90.8%	91.8%	(1.1)%	91.8%	92.4%	(0.6)%
Philadelphia	94.8%	94.6%	0.2%	94.6%	94.5%	0.1%
Orlando-Daytona	94.4%	95.0%	(0.6)%	95.0%	95.1%	(0.1)%
West Palm Beach	94.1%	94.9%	(0.8)%	94.9%	95.5%	(0.6)%
Tampa	93.0%	94.3%	(1.4)%	94.3%	95.0%	(0.7)%
Portland	94.1%	95.3%	(1.3)%	95.3%	96.6%	(1.3)%
All other markets	93.1%	93.6%	(0.5)%	93.6%	94.3%	(0.7)%
Total weighted average
square foot occupancy	93.2%	93.8%	(0.6)%	93.8%	94.6%	(0.8)%

Realized annual rent per
occupied square foot:
Los Angeles	$25.72	$24.67	4.3%	$24.67	$23.29	5.9%
San Francisco	26.15	25.30	3.4%	25.30	24.18	4.6%
New York	25.17	24.50	2.7%	24.50	23.80	2.9%
Seattle-Tacoma	20.03	19.39	3.3%	19.39	18.28	6.1%
Washington DC	21.41	21.16	1.2%	21.16	20.69	2.3%
Miami	19.77	19.36	2.1%	19.36	18.72	3.4%
Chicago	15.33	15.56	(1.5)%	15.56	15.33	1.5%
Atlanta	13.19	12.89	2.3%	12.89	12.37	4.2%
Dallas-Ft. Worth	13.34	13.46	(0.9)%	13.46	13.07	3.0%
Houston	14.32	14.06	1.8%	14.06	14.15	(0.6)%
Philadelphia	16.10	15.66	2.8%	15.66	15.04	4.1%
Orlando-Daytona	13.88	13.31	4.3%	13.31	12.61	5.6%
West Palm Beach	18.59	18.08	2.8%	18.08	17.16	5.4%
Tampa	14.25	13.90	2.5%	13.90	13.15	5.7%
Portland	18.70	18.61	0.5%	18.61	17.81	4.5%
All other markets	14.27	14.03	1.7%	14.03	13.55	3.5%
Total realized rent per
occupied square foot	$17.54	$17.15	2.3%	$17.15	$16.50	3.9%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
REVPAF:
Los Angeles	$24.48	$23.60	3.7%	$23.60	$22.36	5.5%
San Francisco	24.71	24.10	2.5%	24.10	23.19	3.9%
New York	23.74	23.10	2.8%	23.10	22.51	2.6%
Seattle-Tacoma	18.67	18.31	2.0%	18.31	17.52	4.5%
Washington DC	19.78	19.62	0.8%	19.62	19.28	1.8%
Miami	18.32	18.10	1.2%	18.10	17.77	1.9%
Chicago	13.84	14.19	(2.5)%	14.19	14.16	0.2%
Atlanta	12.30	12.06	2.0%	12.06	11.72	2.9%
Dallas-Ft. Worth	12.23	12.57	(2.7)%	12.57	12.41	1.3%
Houston	13.00	12.91	0.7%	12.91	13.08	(1.3)%
Philadelphia	15.26	14.81	3.0%	14.81	14.21	4.2%
Orlando-Daytona	13.10	12.65	3.6%	12.65	11.99	5.5%
West Palm Beach	17.50	17.16	2.0%	17.16	16.39	4.7%
Tampa	13.26	13.11	1.1%	13.11	12.49	5.0%
Portland	17.59	17.74	(0.8)%	17.74	17.19	3.2%
All other markets	13.28	13.13	1.1%	13.13	12.77	2.8%
Total REVPAF	$16.35	$16.09	1.6%	$16.09	$15.60	3.1%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2018 represent 383 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2016, or that we did not own as of January 1, 2016.  As a result of the stabilization process and timing of when facilities were acquired, developed, or redeveloped, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Year Ended December 31,		Year Ended December 31,
FACILITIES	2018	2017	Change	2017	2016	Change
(Dollar amounts in thousands, except square foot amounts)

Revenues (a):
2018 acquisitions	$5,167	$-	$5,167	$-	$-	$-
2017 acquisitions	28,704	5,577	23,127	5,577	-	5,577
2016 acquisitions	39,166	36,336	2,830	36,336	18,174	18,162
2016 - 2018 new developments	37,625	17,391	20,234	17,391	2,885	14,506
2013 - 2015 new developments	26,725	24,910	1,815	24,910	20,520	4,390
Other facilities (b)	217,465	218,792	(1,327)	218,792	219,377	(585)
Total revenues	354,852	303,006	51,846	303,006	260,956	42,050

Cost of operations (a):
2018 acquisitions	2,141	-	2,141	-	-	-
2017 acquisitions	9,669	2,006	7,663	2,006	-	2,006
2016 acquisitions	13,523	13,693	(170)	13,693	6,455	7,238
2016 - 2018 new developments	22,120	11,433	10,687	11,433	3,146	8,287
2013 - 2015 new developments	8,031	8,093	(62)	8,093	7,786	307
Other facilities (b)	60,727	60,634	93	60,634	57,092	3,542
Total cost of operations	116,211	95,859	20,352	95,859	74,479	21,380

Net operating income:
2018 acquisitions	3,026	-	3,026	-	-	-
2017 acquisitions	19,035	3,571	15,464	3,571	-	3,571
2016 acquisitions	25,643	22,643	3,000	22,643	11,719	10,924
2016 - 2018 new developments	15,505	5,958	9,547	5,958	(261)	6,219
2013 - 2015 new developments	18,694	16,817	1,877	16,817	12,734	4,083
Other facilities (b)	156,738	158,158	(1,420)	158,158	162,285	(4,127)
Net operating income	238,641	207,147	31,494	207,147	186,477	20,670
Depreciation and
amortization expense	(123,405)	(98,826)	(24,579)	(98,826)	(71,323)	(27,503)
Net income	$115,236	$108,321	$6,915	$108,321	$115,154	$(6,833)

At December 31:
Square foot occupancy:
2018 acquisitions	79.6%	-	-	-	-	-
2017 acquisitions	90.9%	87.2%	4.2%	87.2%	-	-
2016 acquisitions	87.5%	85.9%	1.9%	85.9%	82.9%	3.6%
2016 - 2018 new developments	63.5%	52.3%	21.4%	52.3%	34.6%	51.2%
2013 - 2015 new developments	89.9%	88.9%	1.1%	88.9%	86.2%	3.1%
Other facilities (b)	83.0%	82.9%	0.1%	82.9%	88.8%	(6.6)%
	80.5%	79.3%	1.5%	79.3%	82.3%	(3.6)%
Annual contract rent per
occupied square foot:
2018 acquisitions	$11.10	$-	-	$-	$-	-
2017 acquisitions	14.81	14.60	1.4%	14.60	-	-
2016 acquisitions	10.42	10.23	1.9%	10.23	9.99	2.4%
2016 - 2018 new developments	11.87	12.11	(2.0)%	12.11	12.65	(4.3)%
2013 - 2015 new developments	15.65	14.94	4.8%	14.94	13.90	7.5%
Other facilities (b)	16.95	17.12	(1.0)%	17.12	16.90	1.3%
	$14.62	$15.08	(3.1)%	$15.08	$15.18	(0.7)%

NON SAME STORE	Year Ended December 31,			Year Ended December 31,
FACILITIES (Continued)	2018	2017	Change	2017	2016	Change

Number of facilities:
2018 acquisitions	25	-	25	-	-	-
2017 acquisitions	34	34	-	34	-	34
2016 acquisitions	55	55	-	55	55	-
2016 - 2018 new developments	50	32	18	32	16	16
2013 - 2015 new developments	20	20	-	20	20	-
Other facilities (b)	199	200	(1)	200	200	-
	383	341	42	341	291	50
Net rentable square feet (in thousands):
2018 acquisitions	1,629	-	1,629	-	-	-
2017 acquisitions	2,114	2,114	-	2,114	-	2,114
2016 acquisitions	4,247	4,177	70	4,177	4,121	56
2016 - 2018 new developments	6,135	4,181	1,954	4,181	2,141	2,040
2013 - 2015 new developments	1,877	1,877	-	1,877	1,877	-
Other facilities (b)	14,865	14,633	232	14,633	14,016	617
	30,867	26,982	3,885	26,982	22,155	4,827

	As of December 31, 2018
Costs to acquire or develop:
2018 acquisitions	$181,020
2017 acquisitions (c)	291,329
2016 acquisitions	429,123
2016 - 2018 new developments	753,262
2013 - 2015 new developments	188,049
Other facilities (b)	-
	$1,842,783

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(b)

The “Other facilities” noted above include other self-storage facilities that are not stabilized in 2016, 2017, or 2018 due primarily to either completed or in-process redevelopment activities, as well as casualty events which significantly impacted the operating results.  It includes facilities where we recently expanded their square footage at a cost of $249.7 million, as well as facilities in the process of redevelopment where we demolished 596,000 net rentable square feet of storage space.  Such expansion costs are not included in “costs to acquire or develop” as it would not be meaningful or consistent with the amounts for the acquired and newly developed facilities.

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

The facilities included above under “2016 acquisitions”, “2017 acquisitions”, and “2018 acquisitions” have an aggregate of approximately 8.0 million net rentable square feet, including 1.3 million in Ohio, 1.1 million in Oklahoma, 0.8 million in Texas, 0.7 million in Florida, 0.5 million in each of Minnesota, Tennessee, and Kentucky, and 2.6 million in other states.

The facilities included above under “2013 – 2015 new developments” and “2016 – 2018 new developments” have an aggregate of approximately 8.0 million net rentable square feet, including 3.7 million in Texas, 1.2 million in California, 0.7 million each in Colorado and Florida, 0.4 million in Washington, and 1.3 million in other states.

The facilities included above under “Other facilities” have an aggregate of 14.9 million net rentable square feet, including 4.4 million in Texas, 2.7 million in California, 2.0 million in Florida, 0.9 million in Colorado, 0.8 million in South Carolina, 0.6 million each in New York and Washington, and 2.9 million in other states.

For the year ended December 31, 2018, the weighted average annualized yield on cost, based upon net operating income, for i) the facilities acquired in 2016 was 6.0% and ii) the 22 facilities acquired in 2017 from third parties for $149.8 million was 5.4%.  The yield for the other facilities acquired are not meaningful due to our limited ownership period in the case of facilities acquired in 2018 and our preexisting ownership interest in and management of the 12 stabilized facilities owned by a legacy institutional partnership.

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

Net operating income with respect to the “Other facilities” declined $1.4 million in 2018 as compared to 2017 and $4.1 million in 2017 as compared to 2016.  Such decreases are primarily due to the demolishment of 834,000 net rentable square feet of storage space due to expansion activities, offset partially by increased net operating income with respect to facilities where expansion activities are complete and the added space is filling up.  Our current pipeline of $354.0 million in redevelopment projects will result in the demolishment of an additional 86,000 net rentable square feet of space, and the build of an additional 3.5 million net rentable square feet of storage space.

Since the beginning of 2013, we have opened newly developed facilities with a total cost of $941.3 million and redeveloped existing facilities, expanding their square footage, for a total cost of $294.4 million.  The newly developed facilities are included in “Developed facilities” and the redeveloped facilities are included in “Other facilities” in the table above.  We believe that our development and redevelopment activities are beneficial to our business over the long run.  However, in the short run, such activities dilute our earnings due to the three to four year period that it takes to fill up newly developed and redeveloped storage facilities and reach a stabilized level of cash flows offset by the cost of capital to fund the cost, combined with related overhead expenses flowing through general and administrative expense.  We believe the level of dilution incurred in 2018 will continue at similar levels in 2019 and beyond, assuming realization of our current expectation of maintaining our current level of development for the foreseeable future.

We expect the Non Same Store Facilities to continue to provide increased net operating income in 2019 as these facilities approach stabilized occupancy levels and the earnings of the 2018 acquisitions are reflected in our operations for a longer period in 2019 as compared to 2018.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities through development of new self-storage facilities, redevelopment of existing facilities and acquisitions of facilities.

As of December 31, 2018, we had development and redevelopment projects which will add approximately 5.2 million net rentable square feet of storage space at a total cost of approximately $607.4 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to December 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $102.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and therefore the dollar value of acquisitions is unpredictable.

Depreciation and amortization with respect to the Non Same Store Facilities totaled $123.4 million, $98.8 million and $71.3 million in 2018, 2017 and 2016, respectively.  These amounts include i) depreciation of the buildings acquired or developed, which is recorded generally on a straight line basis, and ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to Non Same Store Facilities owned at December 31, 2018, depreciation of buildings and amortization of tenant intangibles is expected to total $107.4 million and $8.7 million, respectively, in 2019.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities and the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change

Revenues:
Tenant reinsurance premiums	$125,575	$122,852	$2,723	$122,852	$118,911	$3,941
Merchandise	31,098	33,243	(2,145)	33,243	35,810	(2,567)
Total revenues	156,673	156,095	578	156,095	154,721	1,374

Cost of Operations:
Tenant reinsurance	25,646	30,554	(4,908)	30,554	29,145	1,409
Merchandise	18,345	19,791	(1,446)	19,791	22,033	(2,242)
Total cost of operations	43,991	50,345	(6,354)	50,345	51,178	(833)

Net income
Tenant reinsurance	99,929	92,298	7,631	92,298	89,766	2,532
Merchandise	12,753	13,452	(699)	13,452	13,777	(325)

Total net income	$112,682	$105,750	$6,932	$105,750	$103,543	$2,207

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

Tenant reinsurance revenue increased from $118.9 million in 2016 to $122.9 million in 2017, and to $125.6 million in 2018, due primarily to an increase in our tenant base due to newly acquired and developed facilities.

Tenant insurance revenues include $103.6 million, $103.9 million and $102.9 million for 2018, 2017 and 2016, respectively, for the Same Store Facilities.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.  Cost of operations were $29.1 million in 2016, $30.6 million in 2017, and $25.6 million in 2018.  Amounts for 2016 includes flooding in Houston and South Carolina, while claims cost for 2017 includes the impact of Hurricanes Harvey and Irma.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in 2019.

Equity in earnings of unconsolidated real estate entities

At December 31, 2018, we have equity investments in PSB and Shurgard Europe, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change

Equity in earnings:
PSB	$89,362	$46,544	$42,818	$46,544	$31,707	$14,837
Shurgard Europe	14,133	25,948	(11,815)	25,948	22,324	3,624
Legacy Institutional
Partnership (a)	-	3,163	(3,163)	3,163	2,725	438
Total equity in earnings	$103,495	$75,655	$27,840	$75,655	$56,756	$18,899
(a)

This represents our equity earnings in a legacy institutional partnership.  On December 31, 2017, we acquired the 74.25% interest that we did not own in this partnership for $135.5 million.  As a result, no further equity earnings will be recorded.

Investment in PSB: At December 31, 2018 and 2017, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At December 31, 2018, PSB wholly-owned approximately 28.2 million rentable square feet of commercial space and had a 95% interest in a  395-unit apartment complex.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB totaled $89.4 million, $46.5 million, and $31.7 million for 2018, 2017, and 2016, respectively.  Included in these amounts are i) our equity share of gains on sale of real estate totaling $37.7 million and $3.1 million for 2018 and 2017, respectively, and ii) our equity share of preferred redemption charges totaling $4.5 million and $3.1 million for 2017 and 2016, respectively.

Equity in earnings from PSB, excluding the aforementioned real estate gains and preferred redemption charges, increased $3.7 million in 2018 as compared to 2017 and $13.2 million in 2017 as compared to 2016.  The increases in both years reflects improved property operations and, in the case of 2017, lower levels of interest expense and preferred distributions. See Note 4 to our December 31, 2018  financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: At December 31, 2018, we have a 35.2% equity share in Shurgard Europe’s net income, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares.

On July 13, 2018, Shurgard Europe paid a cash distribution totaling $296.7 million, of which we received our 49% equity share totaling $145.4 million.  On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”), and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 25.0 million of its common shares to third parties at a price of €23 per share, for an aggregate of €575 million in gross proceeds.  Our ownership interest was reduced from 49% to 35.2% as a result of the Offering.  While we did not sell any shares in the offering, and have no current plans to do so, we recorded a gain on disposition in 2018 totaling $151.6 million as if we had sold a proportionate share of our investment in Shurgard Europe.

At December 31, 2018, Shurgard Europe’s operations are comprised of 232 wholly-owned facilities with 13 million net rentable square feet.  See Note 4 to our December 31, 2018 financial statements for selected financial information on Shurgard Europe for the years ended December 31, 2018, 2017 and 2016.  As described in more detail in Note 4 we receive trademark license fees from Shurgard Europe.    Shurgard Europe’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.

Our equity in earnings from Shurgard Europe totaled $14.1 million, $25.9 million, and $22.3 million for 2018, 2017, and 2016, respectively.  An aggregate reduction of $5.2 million is reflected in our equity in earnings in 2018 for a casualty loss related to a fire at one of Shurgard’s facilities and the costs of the Offering.  Equity in earnings from Shurgard Europe, excluding the aforementioned casualty loss and Offering costs, decreased $6.6 million from 2017 to 2018, and increased $3.6 million from 2016 to 2017.  The decrease in 2018 is due to a $6.9 million increase in our equity share of depreciation expense and a reduced average equity ownership interest during the year due to the Offering.  The increase in 2017 is due primarily to improved property operations, offset partially by increased tax expense.

In 2018, Shurgard Europe acquired eight self-storage facilities from third parties (five in Sweden and three in the United Kingdom) for an aggregate of $114.5 million.  On October 18, 2018, Shurgard acquired our wholly-owned property in West London for $42.1 million in cash.  In 2018, Shurgard Europe opened two newly developed facilities, one each in Sweden and Germany at an aggregate total cost of $19.6 million.  In 2017, Shurgard Europe opened two newly developed facilities in the United Kingdom with an aggregate total cost of $28.8 million and acquired a property in France for $15.5 million.  In 2016, Shurgard Europe opened a newly developed facility in the United Kingdom with a total cost of $12.9 million.

Unlike our operations in the U.S., Shurgard Europe operates through taxable corporations in each of the countries in which it does business and incurs tax expense.

We expect a reduction in ongoing equity earnings from Shurgard Europe in 2019 due to the extent to which offering proceeds are not immediately utilized to repay debt or invest in real estate assets.  Shurgard Europe also expects to begin distributing a substantial portion of its earnings to its shareholders, which will result in reduced cash available to reinvest in real estate.  Our future earnings from Shurgard Europe will also be affected by (i) the operating results of its existing facilities, (ii) the level of development and acquisition activities, (iii) income tax rates, and (iv) the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business (principally the Euro).

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated at exchange rates of approximately 1.144 U.S. Dollars per Euro at December 31, 2018 (1.198 at December 31, 2017), and average exchange rates of 1.181 for 2018, 1.129 for 2017 and 1.107 for 2016.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change

Share-based compensation expense	$71,031	$37,548	$33,483	$37,548	$37,483	$65
Costs of senior executives	4,822	5,872	(1,050)	5,872	6,052	(180)
Development and acquisition costs	5,441	8,193	(2,752)	8,193	9,721	(1,528)
Tax compliance costs and taxes paid	5,438	4,795	643	4,795	3,859	936
Legal costs	8,234	6,995	1,239	6,995	7,305	(310)
Public company costs	4,712	4,145	567	4,145	3,768	377
Other costs	19,042	15,334	3,708	15,334	15,468	(134)
Total	$118,720	$82,882	$35,838	$82,882	$83,656	$(774)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that Ron Havner, our CEO and John Reyes, our CFO at the time were retiring from their executive roles at the end of 2018 and would serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods during their service as Trustees.  For financial reporting, the end of the service periods for previous stock option and RSU grants for these executives have changed from (i) the various vesting dates to (ii) December 31, 2018.  Accordingly, all remaining share-based compensation expense for these two executives was amortized through the end of 2018.  Included in share-based compensation expense for 2018 is approximately $30.7 million due to the aforementioned accelerated amortization.  Share-based compensation costs in 2017 include a $5.4 million reversal of previously amortized costs, due to the forfeiture of share-based compensation resulting from the retirement of certain senior executives in 2017.  See Note 10 to our December 31, 2018 financial statements for further information on our share-based compensation.  We expect a reduction in share-based compensation expense in 2019 as compared to 2018.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities.  The amounts in the above table are net of $12.2 million, $9.4 million and $8.5 million for 2018, 2017 and 2016, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to remain stable in 2019.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations.  Such costs vary depending upon the level of corporate activities, initiatives, and other factors and, as such, are not predictable.  Amounts for 2018 include approximately $2.4 million in costs incurred to demolish certain buildings that were damaged in flooding in 2017 and are being rebuilt.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $11.8 million, $10.9 million and $10.6 million in 2018, 2017 and 2016, respectively.  The increase in interest and other income is attributable to increased commercial operations and higher interest rates on uninvested cash balances.  We do not expect any significant changes in interest and other income in 2019.

Interest expense:    For 2018, 2017 and 2016, we incurred $37.3 million, $17.1 million, and $9.4 million, respectively, of interest on our outstanding debt.  In determining interest expense, these amounts were offset by capitalized interest of $4.8 million, $4.4 million and $5.1 million during 2018, 2017, and 2016, respectively, associated with our development activities.  On September 18, 2017, we completed a public offering of $1.0 billion notes (the “U.S. Dollar Notes”) bearing an average annual interest rate of 2.732%.  At December 31, 2018, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our December 31, 2018 financial statements for further information on our debt balances.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss):  For 2018, we recorded a  foreign currency translation gain of $18.1 million representing the change in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (loss of $50.0 million and gain of $17.6 million for 2017 and 2016, respectively).  The Euro was translated at exchange rates of approximately 1.144 U.S. Dollars per Euro at December 31, 2018, 1.198 at December 31, 2017 and 1.052 at December 31, 2016.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Casualty Loss:    During 2017, we incurred a $7.8 million casualty loss with respect to damage to several of our facilities caused by Hurricanes Harvey and Irma.

Gain on Real Estate Investment Sales:    In 2018, 2017 and 2016, we recorded gains on real estate investment sales totaling $37.9 million, $1.4 million and $689,000, respectively.  On October 18, 2018, we sold our property in West London to Shurgard Europe for $42.1 million and recorded a related gain on sale of real estate of approximately $31.5 million.  The remainder of the gains are primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Gain due to Shurgard Europe Public Offering:  In connection with Shurgard Europe’s Offering of its common shares to the public, our equity interest in Shurgard Europe decreased from 49% to 35.2%.  While we did not sell any of our shares in the Offering, we recorded a gain on disposition in 2018 of $151.6 million, as if we had sold a proportionate share of our investment in Shurgard Europe.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased in 2018 as compared to 2017 and in 2017 as compared to 2016, due primarily to lower average rates offset partially by higher weighted average preferred shares outstanding.  We also allocated $29.3 million and $26.9 million of income from our common shareholders to the holders of our preferred shares in

2017 and 2016, respectively, (none in 2018) in connection with the redemption of our preferred shares.  Based upon our preferred shares outstanding at December 31, 2018, our quarterly distribution to our preferred shareholders is expected to be approximately $54.1 million ($49.5 million per quarter excluding distributions on our Series Y Cumulative Preferred shares, which will be redeemed on March 28, 2019).

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of December 31, 2018 and February 27, 2019, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $16.2 million of outstanding letters of credit which limits our borrowing capacity to $483.8 million.

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

As of December 31, 2018, our capital resources over the next year are expected to be approximately $1.1 billion which exceeds our current planned capital needs over the next year of approximately $711.4 million.  Our capital resources include: (i) $361.2 million of cash as of December 31, 2018, (ii) $483.8 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 to $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our planned capital needs over the next year consist of (i) $322.1 million of remaining spend on our current development pipeline, (ii) $102.4 million in property acquisitions currently under contract, (iii) $285.0 million for the redemption of our Series Y Preferred Shares on March 28, 2019 and (iv) $1.9 million in principal repayments on existing debt.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of December 31, 2018, our outstanding debt totaled approximately $1.4 billion, consisting of $27.4 million of secured debt, $391.4 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

2019	$1,867
2020	1,958
2021	1,836
2022	502,522
2023	19,161
Thereafter	891,490
$1,418,834

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

Capital expenditures totaled $139.4 million in 2018, and are expected to approximate  $200 million in 2019.  Our capital expenditures for 2019 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives.  Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes.  Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs.  The amount and extent to which these expenditures will continue after 2019 is uncertain at this time.

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

On February 19, 2019, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $348 million, which will be paid at the end of March 2019.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2018, to be approximately $216.3 million per year ($198.1 million per year excluding distributions on our Series Y Cumulative Preferred shares, which will be redeemed on March 28, 2019).

We estimate we will pay approximately $7.0 million per year in distributions to noncontrolling interests outstanding at December 31, 2018.

Real Estate Investment Activities: Subsequent to December 31, 2018, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $102.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2018 we had development and redevelopment projects at a total cost of approximately $607.4 million.  Costs incurred through December 31, 2018 were $285.3 million, with the remaining cost to complete of $322.1 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  On February 22, 2019, we called for redemption, and on March 28, 2019, we will redeem our 6.375% Series Y Preferred Shares, at par ($285 million).  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of February 27, 2019, we have the following additional series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares ($288 million), our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million).  Our 6.000% Series Z Preferred Shares ($288 million) become callable on June 4, 2019.  Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2018, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 27, 2019, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2018 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter

Interest and principal payments
on debt (1)	$1,650,985	$38,196	$38,193	$37,971	$535,109	$42,838	$958,678

Operating leases (2)	78,519	4,031	4,240	4,356	3,755	3,626	58,511

Construction commitments (3)	138,460	126,247	12,213	-	-	-	-

Total	$1,867,964	$168,474	$54,646	$42,327	$538,864	$46,464	$1,017,189

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at December 31, 2018.  See Note 6 to our December 31, 2018 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various operating leases.

(3)Represents future expected payments for construction under contract at December 31, 2018.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2018 to be approximately $216.3 million  per year ($198.1 million per year excluding distributions on our Series Y Cumulative Preferred shares, which will be redeemed on March 28, 2019).  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At December 31, 2018, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 15.5% of the book value of our equity at December 31, 2018.

We have foreign currency exposure at December 31, 2018 related to (i) our investment in Shurgard Europe, with a book value of $349.5 million and (ii) €342.0 million ($391.4 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at December 31, 2018 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at December 31, 2018.  See Note 6 to our December 31, 2018 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2019	2020	2021	2022	2023	Thereafter	Total

Fixed rate debt	$1,867	$1,958	$1,836	$502,522	$19,161	$891,490	$1,418,834

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Public Storage

Opinion on Internal Control over Financial Reporting

We have audited Public Storage (the Company)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 27, 2019  expressed an unqualified opinion thereon.

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

February 27, 2019

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Joseph D. Russell, Jr., age 59, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016.  Mr. Russell has also served as a trustee of Public Storage since January 1, 2019, and as a director of PS Business Parks, Inc. since August 2003.

H. Thomas Boyle, age 36, has served as Chief Financial Officer since January 1, 2019, and was Vice President and Chief Financial Officer, Operations of the company since joining the Company in November 2016.  Prior to joining the company, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets.

Lily Yan Hughes, age 55, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since joining the Company in January 2015.  Prior to joining Public Storage, she was Vice President and Associate General Counsel-Corporate, M&A and Finance at Ingram Micro Inc. from March 1997 to January 2015.

Natalia Johnson, age 41, has served as Senior Vice President, Chief Human Resources Officer since April 25, 2018 and was previously Senior Vice President of Human Resources since joining the Company in July 2016.  Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business and worked for Coca-Cola Andina and San Cristόbal Insurance.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2018 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	3,138,618 (b)	$201.31 (d)	1,282,158

Equity compensation plans not approved by security holders (c)	-	-	-
a)	The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2018 financial statements. All plans were approved by the Company’s shareholders.
b)	Includes 717,696 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.
c)	There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2018.
d)

Represents the average exercise price of 2,420,922 stock options outstanding at December 31, 2018.  We also have 717,696 restricted share units outstanding at December 31, 2018 that vest for no consideration.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

Not applicable.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))
3.1

Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate investment trust, filed with the Maryland State Department of Assessments and Taxation on May 4, 2018.  Filed with the Registrant’s Current Report on Form 8-K dated May 8, 2018 and incorporated by reference herein.

3.2

Amended and Restated Bylaws of Public Storage, a Maryland real estate investment trust, dated May 4, 2018.  Filed with the Registrant’s Current Report on Form 8-K dated May 8, 2018 and incorporated by reference herein.

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

10.7*	Public Storage, Inc. 2001 Stock Option and Incentive Plan (the “2001 Plan”). Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.8*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.9*

Form of 2007 Plan Restricted Stock Unit Agreement – deferral of receipt of shares.  Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.10*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.11*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.12*	Form of 2016 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.13*

Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares.  Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.14*	Form of 2016 Plan Non-Qualified Stock Option Agreement. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.15*

Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement.  Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.16	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.17

Term Loan Agreement, by and among Public Storage, Wells Fargo Securities, LLC as Lead Arranger and Wells Fargo National Bank N.A. as Administrative Agent, dated as of December 2, 2013.  Filed with Registrant’s Current Report on Form 8-K dated December 2, 2013 and incorporated herein by reference.

10.18*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.19*	Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2016 Proxy Statement dated March 16, 2016 and incorporated herein by reference.

10.20

Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto.  Filed with Registrant’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.21

Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto.  Filed with Registrant’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

10.22

Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee.  Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

10.23

First Supplemental Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2022 Notes and the form of Global Note representing the 2027 Notes.  Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

10.24

Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (SEC File No. 001-33519) and incorporated herein by reference.

10.25*	Form of 2016 Plan Restricted Stock Unit Agreement (2018). Filed herewith.

10.26*	Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares (2018). Filed herewith.

10.27*	Form of 2016 Plan Non-Qualified Stock Option Agreement (2018). Filed herewith.

10.28*	Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement (2018). Filed herewith.

10.29*	Form of 2016 Plan Trustee Deferred Stock Unit Agreement (2018). Filed herewith.

10.30*	Form of 2016 Plan Executive Restricted Stock Unit Agreement (2018). Filed herewith.
21	Listing of Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.
_	(1)	SEC File No. 001-33519 unless otherwise indicated.
*	Denotes management compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4
PUBLIC STORAGE

Date: February 27, 2019	By:/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 27, 2019
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial Officer (principal financial officer)	February 27, 2019
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 27, 2019
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 27, 2019
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 27, 2019
Uri P. Harkham

/s/ Leslie Stone Heisz	Trustee	February 27, 2019
Leslie Stone Heisz

/s/ B. Wayne Hughes, Jr.	Trustee	February 27, 2019
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 27, 2019
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 27, 2019
Gary E. Pruitt

Signature	Title	Date

/s/ John Reyes	Trustee	February 27, 2019
John Reyes

/s/ Ronald P. Spogli	Trustee	February 27, 2019
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 27, 2019
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm...........................................................................	F-1

Balance sheets as of December 31, 2018 and 2017.....................................................................................	F-2

For the years ended December 31, 2018, 2017 and 2016:

Statements of income.............................................................................................................................	F-3

Statements of comprehensive income.......................................................................................................	F-4

Statements of equity .............................................................................................................................	F-5 – F-6

Statements of cash flows.......................................................................................................................	F-7 – F-8

Notes to financial statements...................................................................................................................	F-9 – F-33

Schedule:

III – Real estate and accumulated depreciation...........................................................................................	F-34 – F-36

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Public Storage

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP We have served as the Company’s auditor since 1980. Los Angeles, California February 27, 2019

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS

Cash and equivalents	$361,218	$433,376
Real estate facilities, at cost:
Land	4,047,982	3,947,123
Buildings	11,248,862	10,718,866
	15,296,844	14,665,989
Accumulated depreciation	(6,140,072)	(5,700,331)
	9,156,772	8,965,658
Construction in process	285,339	264,441
	9,442,111	9,230,099

Investments in unconsolidated real estate entities	783,988	724,173
Goodwill and other intangible assets, net	209,856	214,957
Other assets	131,097	130,287
Total assets	$10,928,270	$10,732,892

LIABILITIES AND EQUITY

Notes payable	$1,412,283	$1,431,322
Accrued and other liabilities	371,259	337,201
Total liabilities	1,783,542	1,768,523

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (161,000 at
December 31, 2017), at liquidation preference	4,025,000	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,130,881 shares issued and outstanding (173,853,370 shares at
December 31, 2017)	17,413	17,385
Paid-in capital	5,718,485	5,648,399
Accumulated deficit	(577,360)	(675,711)
Accumulated other comprehensive loss	(64,060)	(75,064)
Total Public Storage shareholders’ equity	9,119,478	8,940,009
Noncontrolling interests	25,250	24,360
Total equity	9,144,728	8,964,369
Total liabilities and equity	$10,928,270	$10,732,892

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016

Revenues:
Self-storage facilities	$2,597,607	$2,512,433	$2,405,828
Ancillary operations	156,673	156,095	154,721
	2,754,280	2,668,528	2,560,549

Expenses:
Self-storage cost of operations	695,731	657,633	617,905
Ancillary cost of operations	43,991	50,345	51,178
Depreciation and amortization	483,646	454,526	433,314
General and administrative	118,720	82,882	83,656
Interest expense	32,542	12,690	4,210
	1,374,630	1,258,076	1,190,263

Other increase (decrease) to net income:
Interest and other income	26,442	18,771	15,138
Equity in earnings of unconsolidated real estate entities	103,495	75,655	56,756
Foreign currency exchange gain (loss)	18,117	(50,045)	17,570
Casualty loss	-	(7,789)	-
Gain on sale of real estate	37,903	1,421	689
Gain due to Shurgard Europe public offering	151,616	-	-
Net income	1,717,223	1,448,465	1,460,439
Allocation to noncontrolling interests	(6,192)	(6,248)	(6,863)
Net income allocable to Public Storage shareholders	1,711,031	1,442,217	1,453,576
Allocation of net income to:
Preferred shareholders - distributions	(216,316)	(236,535)	(238,214)
Preferred shareholders - redemptions (Note 8)	-	(29,330)	(26,873)
Restricted share units	(5,815)	(4,743)	(4,610)
Net income allocable to common shareholders	$1,488,900	$1,171,609	$1,183,879
Net income per common share:
Basic	$8.56	$6.75	$6.84
Diluted	$8.54	$6.73	$6.81

Basic weighted average common shares outstanding	173,969	173,613	173,091
Diluted weighted average common shares outstanding	174,297	174,151	173,878

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016

Net income	$1,717,223	$1,448,465	$1,460,439
Other comprehensive income (loss):
Aggregate foreign currency exchange gain (loss)	1,914	(30,003)	(8,047)
Adjust for aggregate foreign currency exchange
gain in equity in earnings of unconsolidated
real estate entities	-	-	(941)
Adjust for foreign currency exchange loss reflected in
gain on sale of real estate and gain on Shurgard Europe
public offering	27,207	-	-
Adjust for aggregate foreign currency exchange
(gain) loss included in net income	(18,117)	50,045	(17,570)
Other comprehensive income (loss)	11,004	20,042	(26,558)
Total comprehensive income	1,728,227	1,468,507	1,433,881
Allocation to noncontrolling interests	(6,192)	(6,248)	(6,863)
Comprehensive income allocable to
Public Storage shareholders	$1,722,035	$1,462,259	$1,427,018

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

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(236,535)	-	(236,535)	-	(236,535)
Noncontrolling interests	-	-	-	-	-	-	(7,392)	(7,392)
Common shares and restricted share units
($8.00 per share)	-	-	-	(1,393,812)	-	(1,393,812)	-	(1,393,812)
Other comprehensive income (Note 2)	-	-	-	-	20,042	20,042	-	20,042
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (277,511 shares) (Note 10)	-	28	12,497	-	-	12,525	-	12,525
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	57,589	-	-	57,589	-	57,589
Contributions by noncontrolling interests	-	-	-	-	-	-	1,720	1,720
Net income	-	-	-	1,717,223	-	1,717,223	-	1,717,223
Net income allocated to noncontrolling interests	-	-	-	(6,192)	-	(6,192)	6,192	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(216,316)	-	(216,316)	-	(216,316)
Noncontrolling interests	-	-	-	-	-	-	(7,022)	(7,022)
Common shares and restricted share units
($8.00 per share)	-	-	-	(1,396,364)	-	(1,396,364)	-	(1,396,364)
Other comprehensive income (Note 2)	-	-	-	-	11,004	11,004	-	11,004
Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2018		2017	2016
Cash flows from operating activities:
Net income	$1,717,223	$1,448,465	$1,460,439
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain due to Shurgard Europe public offering	(151,616)	-	-
Gain on real estate investment sales	(37,903)	(1,421)	(689)
Assets damaged due to hurricanes	-	3,286	-
Depreciation and amortization	483,646	454,526	433,314
Equity in earnings of unconsolidated real estate entities	(103,495)	(75,655)	(56,756)
Distributions from retained earnings of unconsolidated
real estate entities	109,754	53,749	84,397
Foreign currency exchange (gain) loss	(18,117)	50,045	(17,570)
Share-based compensation expense	69,936	37,548	37,483
Other	(7,925)	5,136	4,718
Total adjustments	344,280	527,214	484,897
Net cash flows from operating activities	2,061,503	1,975,679	1,945,336
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(140,067)	(122,199)	(81,435)
Construction in process	(338,802)	(338,479)	(269,916)
Acquisition of real estate facilities and intangible assets	(181,020)	(285,279)	(416,178)
Distributions in excess of retained earnings from
unconsolidated real estate entities	91,927	-	67,420
Proceeds from sale of real estate investments	54,184	6,103	998
Net cash flows from investing activities	(513,778)	(739,854)	(699,111)
Cash flows from financing activities:
Repayments on notes payable	(1,784)	(1,701)	(36,459)
Issuance of notes payable	-	992,077	113,620
Issuance of preferred shares	-	561,177	1,136,203
Issuance of common shares	12,525	42,500	25,541
Redemption of preferred shares	-	(922,500)	(862,500)
Cash paid upon vesting of restricted share units	(12,347)	(14,092)	(15,357)
Acquisition of noncontrolling interests	-	(14,425)	-
Contributions by noncontrolling interests	1,720	2,484	3,470
Distributions paid to Public Storage shareholders	(1,612,680)	(1,630,347)	(1,505,758)
Distributions paid to noncontrolling interests	(7,022)	(7,392)	(7,586)
Net cash flows from financing activities	(1,619,588)	(992,219)	(1,148,826)
Net cash flows from operating, investing, and financing activities	(71,863)	243,606	97,399
Net effect of foreign exchange translation	(171)	(126)	(381)
(Decrease) increase in cash, equivalents, and restricted cash	$(72,034)	$243,480	$97,018

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2018		2017	2016

Cash, equivalents, and restricted cash at beginning of the period:
Cash and equivalents	$433,376	$183,688	$104,285
Restricted cash included in other assets	22,677	28,885	11,270
	$456,053	$212,573	$115,555

Cash, equivalents, and restricted cash at end of the period:
Cash and equivalents	$361,218	$433,376	$183,688
Restricted cash included in other assets	22,801	22,677	28,885
	$384,019	$456,053	$212,573

Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$203	$(659)	$1,317
Investments in unconsolidated real estate entities	15,997	(19,370)	24,099
Notes payable	(18,285)	49,906	(17,750)
Accumulated other comprehensive gain (loss)	1,914	(30,003)	(8,047)

Reclassification of existing investment to real estate in connection with property acquisition (Note 3):
Real estate facilities	-	(6,310)	-
Investments in unconsolidated real estate entities	-	6,310	-

Real estate acquired in exchange for assumption of notes payable	-	-	(12,945)
Notes payable assumed in connection with acquisition of real estate	-	-	12,945

Accrued development costs and capital expenditures:
Capital expenditures to maintain real estate facilities	670	(2,581)	(4,612)
Construction in process	(23,595)	(11,233)	(18,238)
Accrued and other liabilities	22,925	13,814	22,850

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

At December 31, 2018, we have direct and indirect equity interests in 2,429 self-storage facilities (with approximately 162 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also have a 35.2% interest in Shurgard Self Storage SA (“Shurgard Europe”), which owns 232 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December 31, 2018, we have an approximate 42% common equity interest in PSB.

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

December 31, 2018

When we begin consolidating an entity, we reflect our preexisting equity interest at book value.  All changes in consolidation status are reflected prospectively.

Collectively, at December 31, 2018, the Company and the Subsidiaries own 2,429 self-storage facilities and three commercial facilities in the U.S.  At December 31, 2018, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard Europe.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2018, we had no tax benefits that were not recognized.

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

When we sell a full or partial interest in a real estate facility without retaining a controlling interest following sale, we recognize a gain or loss on sale as if 100% of the property was sold at fair value.  If we retain a controlling interest following the sale, we record a gain or loss on a pro-rata basis based upon the interest sold.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

We use significant judgment to estimate fair values of investments in real estate, goodwill, and other intangible assets.  In estimating their values, we consider significant unobservable inputs such as market prices of land, market capitalization rates, expected returns, earnings multiples, projected levels of earnings, costs of construction, and functional depreciation.  These inputs are referred to generally as “Level 3” inputs.

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

At December 31, 2018, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at December 31, 2018 and 2017.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2018 and 2017.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At December 31, 2018, these intangibles had a net book value of $16.5  million ($21.5 million at December 31, 2017).  Accumulated amortization totaled $29.6 million at December 31, 2018 ($31.0 million at December 31, 2017), and amortization expense of $16.6 million, $15.0 million and $21.7 million was recorded in 2018, 2017 and 2016, respectively.  The estimated future amortization expense for our finite-lived intangible assets at December 31, 2018 is approximately $9.2 million in 2019, $2.5 million in 2020 and $4.8 million thereafter.  During 2018, 2017 and 2016, intangibles increased $11.6 million, $17.2 million and $23.0 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.144 U.S. Dollars per Euro at December 31, 2018 (1.198 at December 31, 2017), and average exchange rates of 1.181,  1.129 and 1.107 for the years ended December 31, 2018, 2017 and 2016, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

	For the Years Ended December 31,
	2018	2017	2016

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,969	173,613	173,091
Net effect of dilutive stock options -
based on treasury stock method	328	538	787
Diluted weighted average common
shares outstanding	174,297	174,151	173,878

3.Real Estate Facilities

Activity in real estate facilities during 2018, 2017 and 2016 is as follows:

For the Years Ended December 31,
2018		2017	2016
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$14,665,989	$13,963,229	$13,205,261
Capital expenditures to maintain real estate facilities	139,397	124,780	86,047
Acquisitions	169,436	274,115	406,154
Dispositions	(25,633)	(1,092)	-
Assets damaged due to hurricanes	-	(8,226)	-
Developed or redeveloped facilities opened for operation	348,270	311,559	268,905
Impact of foreign exchange rate changes	(615)	1,624	(3,138)
Ending balance	15,296,844	14,665,989	13,963,229
Accumulated depreciation:
Beginning balance	(5,700,331)	(5,270,963)	(4,866,738)
Depreciation expense	(457,029)	(433,466)	(406,046)
Dispositions	16,876	123	-
Assets damaged due to hurricanes	-	4,940	-
Impact of foreign exchange rate changes	412	(965)	1,821
Ending balance	(6,140,072)	(5,700,331)	(5,270,963)
Construction in process:
Beginning balance	264,441	230,310	219,190
Current development	362,397	349,712	288,154
Developed or redeveloped facilities opened for operation	(348,270)	(311,559)	(268,905)
Dispositions	(2,698)	(4,022)	-
Transfer from (to) other assets	9,469	-	(8,129)
Ending balance	285,339	264,441	230,310
Total real estate facilities at December 31,	$9,442,111	$9,230,099	$8,922,576

During 2018, we acquired 25 self-storage facilities (1.6 million net rentable square feet), for a total cost of $181.0 million in cash, of which $11.6 million was allocated to intangible assets.  We completed development and redevelopment activities costing $348.3 million during 2018, adding 3.0 million net rentable square feet of self-storage space.  Construction in process at December 31, 2018 consists of projects to develop new self-storage

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

facilities and redevelop existing self-storage facilities.  On October 18, 2018, we sold our property in West London to Shurgard Europe for $42.1 million and recorded a related gain on sale of real estate of approximately $31.5 million.  This gain was net of the recognition of a cumulative other comprehensive loss totaling $4.8 million with respect to foreign currency translation.  On October 25, 2018, we sold a former commercial facility for $8.7 million and recorded a related gain on sale of real estate of approximately $4.6 million.  During 2018, we also sold portions of real estate facilities in connection with eminent domain proceedings for $3.4 million in cash proceeds and recorded a related gain on sale of real estate of approximately $1.8 million.  During 2018, we also transferred $9.5 million of accumulated construction costs from other assets to construction in process.

During 2017, we acquired 22 self-storage facilities from third parties (1,365,000 net rentable square feet), for a total cost of $149.8 million, in cash.  Approximately $8.2 million of the total cost was allocated to intangible assets.  On December 31, 2017, we acquired the remaining 74.25% of the interests which we did not own in one of the unconsolidated entities that owned 12 self-storage facilities (749,000 net rentable square feet) for a total cost of $135.5 million in cash.  Approximately $9.0 million of the $141.8 million acquisition cost (which includes the $6.3 million book value of our existing investment) was allocated to intangible assets and $0.3 million was allocated to other assets.

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

At December 31, 2018, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $10.0 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate		Equity in Earnings of Unconsolidated Real Estate
	Entities at December 31,		Entities for the Year Ended December 31,
	2018	2017	2018	2017	2016

PSB	$434,533	$400,133	$89,362	$46,544	$31,707
Shurgard Europe	349,455	324,040	14,133	25,948	22,324
Other Investments	-	-	-	3,163	2,725
Total	$783,988	$724,173	$103,495	$75,655	$56,756

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of December 31, 2018 and 2017, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2018 ($131.00 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.9 billion.  At December 31, 2018, the adjusted tax basis of our investment in PSB approximates book value (unaudited).

During 2018, 2017, and 2016, we received cash distributions from PSB totaling $55.0 million, $49.2 million, and $43.4 million, respectively.

At December 31, 2018, our pro-rata investment in PSB’s real estate assets included in investment in real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet presented below by approximately $7.4 million ($10.9 million at December 31, 2017).  This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities.  Such amortization totaled approximately $1.8 million, $1.3 million, and $1.8 million during 2018, 2017, and 2016, respectively.

Our equity in earnings of PSB is comprised of our equity interest in PSB’s earnings as reflected in the table below, less amortization of the PSB Basis Differential.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2018	2017	2016

	(Amounts in thousands)
For the year ended December 31,
Revenues	$413,516	$402,179	$386,871
Costs of operations	(126,547)	(125,340)	(123,108)
Depreciation and amortization	(99,242)	(94,270)	(99,486)
General and administrative	(10,155)	(9,679)	(14,862)
Other items	1,875	(1,148)	(4,431)
Gains on sale of real estate	93,484	7,574	-
Net income before allocation to preferred
shareholders and restricted share unitholders	272,931	179,316	144,984
Allocations to preferred shareholders and
restricted share unitholders	(53,803)	(64,612)	(65,157)
Net income allocated to common shareholders
and LP Unitholders	$219,128	$114,704	$79,827

Total assets (primarily real estate)	$2,068,594	$2,100,159	$2,119,371
Preferred stock called for redemption	-	130,000	230,000
Other liabilities	85,141	80,223	78,657
Equity:
Preferred stock	959,750	959,750	879,750
Common equity and LP units	1,023,703	930,186	930,964

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Investment in Shurgard Europe

On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 25,000,000 of its shares to third parties at a price of €23 per share.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31,268,459 shares, decreased from 49% to 35.2% as a result of the Offering.  While we did not sell any of our shares in the Offering, we recorded a gain of $151.6 million reflected as “Gain due to Shurgard Europe Public Offering” on our income statement, as if we had sold a proportionate share of our investment in Shurgard Europe.  The gain resulted in a $174.0 million increase in our investment in Shurgard Europe and a $22.4 million reduction in other comprehensive loss with respect to cumulative foreign currency translation losses for Shurgard Europe.

Based upon the closing price at December 31, 2018 (€24.25 per share of SHUR common stock, at 1.144 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $867.4 million.

Our equity in earnings of Shurgard Europe is comprised of our equity share of Shurgard Europe’s net income included in the tables below and our equity share of the trademark license fees that Shurgard Europe pays to us for the use of the “Shurgard” trademark.  The remaining license fees we receive from Shurgard Europe are classified as interest and other income on our income statement.

We received cash distributions from Shurgard Europe totaling $146.7 million, $1.3 million, and $105.6 million in 2018, 2017, and 2016, respectively.  Included in these amounts is our share of a distribution paid to Shurgard’s equity shareholders totaling $145.4 million in 2018 and $104.4 million in 2016.  The remaining amounts represent our equity share of trademark license fees we received, which are presented as distributions from Shurgard Europe.  For 2018 and 2016, $91.9 million and $67.4 million, respectively, of the distributions received exceeded our cumulative retained earnings from Shurgard Europe and are presented as an investing activity on our statements of cash flows for each of the respective periods.

Changes in foreign currency exchange rates decreased our investment in Shurgard Europe by approximately $16.0 million in 2018, increased it by $19.4 million in 2017 and decreased it by $24.1 million in 2016.  Included in our equity in earnings of Shurgard Europe for 2016 is a $941,000 increase for the recognition of accumulated comprehensive income, representing a decrease to equity rather than an increase to investments in Unconsolidated Real Estate Entities.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

	2018	2017	2016

	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$284,992	$265,088	$252,321
Self-storage and ancillary cost of operations	(104,376)	(98,510)	(97,099)
Depreciation and amortization	(82,655)	(63,282)	(62,829)
General and administrative	(11,755)	(12,465)	(13,199)
Interest expense on third party debt	(22,749)	(20,759)	(20,617)
Trademark license fee payable to Public Storage	(2,852)	(2,647)	(2,531)
Income tax expense	(22,775)	(17,601)	(10,669)
Gain on real estate investment sale	1,969	-	-
Other, net (a)	(14,726)	484	(2,348)

Net income	$25,073	$50,308	$43,029
Average exchange rates of Euro to the U.S. Dollar	1.181	1.129	1.107

(a) Amounts for the year ended December 31, 2018 include $5.5 million in costs incurred with respect to Shurgard Europe's initial global offering and a $7.3 million casualty loss with respect to a fire at one of Shurgard Europe's facilities.

	2018	2017	2016
	(Amounts in thousands)
As of December 31,
Total assets (primarily self-storage facilities and cash)	$1,736,654	$1,416,477	$1,261,912
Total debt to third parties	693,704	726,617	666,926
Other liabilities	143,963	143,638	106,916
Equity	898,987	546,222	488,070

Exchange rate of Euro to U.S. Dollar	1.144	1.198	1.052

Other Investments

On December 31, 2017, we acquired the remaining 74.25% equity interest we did not own in the Other Investments for $135.5 million, in cash, and began to consolidate the 12 self-storage facilities owned by the Other Investments.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at December 31, 2018).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at December 31, 2018).  At December 31, 2018 and February 27, 2019, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $16.2 million at December 31, 2018 ($16.1 million at December 31, 2017).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2018.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

6.Notes Payable

Our notes payable at December 31, 2018 and 2017 are set forth in the table below:

			Amounts at December 31, 2018
	Coupon	Effective		Unamortized	Book	Fair	Book Value at
	Rate	Rate	Principal	Costs	Value	Value	December 31, 2017
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	2.370%	2.483%	$500,000	$(1,947)	$498,053	$482,017	$497,525
Notes due September 2027	3.094%	3.218%	500,000	(4,604)	495,396	469,055	494,868
			1,000,000	(6,551)	993,449	951,072	992,393

Euro Denominated Unsecured Debt
Notes due April 2024	1.540%	1.540%	114,449	-	114,449	115,964	119,795
Notes due November 2025	2.175%	2.175%	276,982	-	276,982	286,078	289,921
			391,431	-	391,431	402,042	409,716
Mortgage Debt, secured by 30
real estate facilities with a net
book value of $111.0 million	4.090%	4.045%	27,403	-	27,403	27,613	29,213

			$1,418,834	$(6,551)	$1,412,283	$1,380,727	$1,431,322

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at December 31, 2018.  Included in these covenants are a) a maximum Debt to Total Assets of 65%  (4.2% at December 31, 2018) and b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (67.4x for the year ended December 31, 2018) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Debt

Our Euro-denominated unsecured notes (the “Euro Notes”) are payable to institutional investors.  The Euro Notes consist of two tranches, (i) €242.0 million were issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million were issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at December 31, 2018.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (gain of $18.1 million for 2018, loss of $50.0 million for 2017 and gain of $17.6 million for 2016).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

During 2016, we assumed mortgage notes with aggregate contractual values of $12.9  million and interest rates of 4.2%, which approximated market rates, in connection with the acquisition of real estate facilities.

At December 31, 2018, the notes’ contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between November 2022 and September 2028.

At December 31, 2018, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured	Mortgage
	Debt	Debt	Total

2019	$-	$1,867	$1,867
2020	-	1,958	1,958
2021	-	1,836	1,836
2022	500,000	2,522	502,522
2023	-	19,161	19,161
Thereafter	891,431	59	891,490
	$1,391,431	$27,403	$1,418,834
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $36.3 million, $16.8 million and $9.4 million for 2018, 2017 and 2016, respectively.  Interest capitalized as real estate totaled $4.8 million,  $4.4 million and $5.1 million for 2018, 2017 and 2016, respectively.

7.Noncontrolling Interests

At December 31, 2018, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 17 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At December 31, 2018, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During 2018, 2017 and 2016, we allocated a total of $6.2 million, $6.2 million and $6.9 million, respectively, of income to these interests; and we paid $7.0 million, $7.4 million and $7.6 million, respectively, in distributions to these interests.

During 2017, we acquired Noncontrolling Interests for $14.4 million (none for 2018 or 2016) in cash, of which $7.7 million was allocated to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests.  During 2018, 2017 and 2016, Noncontrolling Interests contributed $1.7 million, $2.5 million and $3.5 million, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

8.Shareholders’ Equity

Preferred Shares

At December 31, 2018 and 2017,  we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000
Total Preferred Shares			161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At December 31, 2018, there were no dividends in arrears.

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

December 31, 2018

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

In 2017 and 2016, we recorded $29.3 million and $26.9 million, respectively, in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in connection with redemptions of Preferred Shares.

Common Shares

During 2018, 2017 and 2016, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and
exercise of stock options (Note 10)	277,511	$12,525	564,583	$42,500	367,546	$25,541

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2018, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2018.

At December 31, 2018 and 2017, we had 3,138,618 and 3,208,046, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for U.S. federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Code.  Common share dividends including amounts paid to our common shareholders and our restricted share unitholders totaled $1.396 billion ($8.00 per share), $1.394 billion ($8.00 per share) and $1.268 billion ($7.30 per share) for the years ended December 31, 2018, 2017 and 2016, respectively.  Preferred share dividends totaled $216.3 million, $236.5 million and $238.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the tax year ended December 31, 2018, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2018 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	100.00%	93.17%
Long-Term Capital Gain	0.00%	0.00%	0.00%	6.83%
Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2018 do not constitute qualified dividend income.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.5% of our common shares outstanding at December 31, 2018.

At December 31, 2018, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 62 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.3 million, $1.1 million and $848,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Our right to continue receiving these premiums may be qualified.

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

In February 2018, we announced that Ron Havner and John Reyes, our Chief Executive Officer and Chief Financial Officer, respectively, at the time, were retiring from their executive roles at the end of 2018 and would then serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods during their service as Trustees.  For financial reporting, the end of the service periods for previous stock option and RSU grants for these executives changed from (i) the various vesting dates to (ii) December 31, 2018 when they retired.  Accordingly, all remaining share-based compensation expense for these two executives was amortized in the year ended December 31, 2018.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

Stock Options

Stock options vest over a three to five-year period, expire ten years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date.  Employees cannot require the Company to settle their award in cash.  We issue new common shares in order to settle exercised stock options.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

The stock options outstanding at December 31, 2018 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $35.8 million and remaining average contractual lives of approximately six years.  The aggregate intrinsic value of exercisable stock options at December 31, 2018 amounted to approximately $31.3 million.  Approximately 1,351,000 of the stock options outstanding at December 31, 2018, have an exercise price of more than $200.  We have 69,755 stock options exercisable at December 31, 2018, which expire through June 30, 2020, with an average exercise price per share of $71.55.

Additional information with respect to stock options during 2018, 2017 and 2016 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	2,408,917	$192.12	1,995,440	$150.83	1,940,279	$130.08
Granted	200,000	194.29	1,096,000	223.58	310,000	239.11
Exercised	(179,995)	69.53	(482,523)	88.07	(254,839)	100.23
Cancelled	(8,000)	223.50	(200,000)	203.64	-	-

Options outstanding December 31,	2,420,922	$201.31	2,408,917	$192.12	1,995,440	$150.83

Options exercisable at December 31,	1,147,122	$178.31	848,250	$143.55	1,105,433	$108.84

	2018	2017	2016

Stock option expense for the year (in 000's) (a)	$17,162	$8,707	$5,180

Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$25,117	$61,334	$33,228

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	2.7%	1.9%	1.2%
Expected volatility, based upon historical volatility	12.5%	17.9%	17.9%
Expected dividend yield	4.1%	3.6%	2.9%

Average estimated value of options granted during the year	$13.09	$23.49	$26.18

(a) Amounts for 2018 include $8.1 million, in connection with the acceleration of amortization on grants discussed above.  Amounts for 2017 reflect a reduction in compensation expense of $0.8 million related to stock options forfeited during the period.

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

The fair value of our RSUs outstanding at December 31, 2018 was approximately $145.3 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2018 totals approximately $91.1 million and is expected to be recognized as compensation expense over the next 5.3 years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

	2018		2017		2016
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	799,129	$166,144	696,641	$136,905	737,388	$129,284
Granted	138,567	27,733	340,957	73,953	171,144	40,263
Vested	(164,104)	(30,717)	(144,473)	(25,305)	(180,050)	(26,689)
Forfeited	(55,896)	(11,948)	(93,996)	(19,409)	(31,841)	(5,953)

Restricted share units outstanding December 31,	717,696	$151,212	799,129	$166,144	696,641	$136,905

	2018	2017	2016
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$32,317	$31,962	$41,400
Cash paid for taxes upon vesting in lieu of issuing common shares	$12,347	$14,092	$15,357
Common shares issued upon vesting	97,516	82,060	112,707
Restricted share unit expense (a)	$53,869	$28,841	$32,303

(a)Amounts for 2018, 2017 and 2016 include approximately $1.1 million, $0.7 million and $1.4 million, respectively, in employer taxes incurred upon vesting.  Amounts for 2018 include $22.6 million, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.  Amounts for 2017 reflect a reduction in compensation expense of $4.6 million related to RSUs forfeited during the period.

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

December 31, 2018

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

Investment in Shurgard Europe

This segment represents our equity interest in Shurgard Europe, a publicly held company which owns and operates self-storage facilities located in seven countries in Western Europe.  On October 15, 2018, Shurgard Europe completed an Offering of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  Shurgard Europe has a separate management team and board of trustees that makes its financing, capital allocation, and other significant decisions.  In making resource allocation decisions with respect to our investment in Shurgard Europe, the CODM reviews Shurgard Europe’s net income, which is detailed in Note 4.  The segment presentation below includes our equity earnings from Shurgard Europe.

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

For the year ended December 31, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$2,597,607	$-	$-	$-	$-	$2,597,607
Ancillary operations	-	156,673	-	-	-	156,673
	2,597,607	156,673	-	-	-	2,754,280

Cost of operations:
Self-storage operations	695,731	-	-	-	-	695,731
Ancillary operations	-	43,991	-	-	-	43,991
	695,731	43,991	-	-	-	739,722

Net operating income:
Self-storage operations	1,901,876	-	-	-	-	1,901,876
Ancillary operations	-	112,682	-	-	-	112,682
	1,901,876	112,682	-	-	-	2,014,558

Other components of net income (loss):
Depreciation and amortization	(483,646)	-	-	-	-	(483,646)
General and administrative	-	-	-	-	(118,720)	(118,720)
Interest and other income	-	-	-	-	26,442	26,442
Interest expense	-	-	-	-	(32,542)	(32,542)
Equity in earnings of
unconsolidated real estate entities	-	-	89,362	14,133	-	103,495
Foreign currency exchange gain	-	-	-	-	18,117	18,117
Gain on sale of real estate	-	-	-	-	37,903	37,903
Gain due to Shurgard Europe
public offering	-	-	-	151,616	-	151,616
Net income (loss)	$1,418,230	$112,682	$89,362	$165,749	$(68,800)	$1,717,223

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

For the year ended December 31, 2017

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$2,512,433	$-	$-	$-	$-	$2,512,433
Ancillary operations	-	156,095	-	-	-	156,095
	2,512,433	156,095	-	-	-	2,668,528

Cost of operations:
Self-storage operations	657,633	-	-	-	-	657,633
Ancillary operations	-	50,345	-	-	-	50,345
	657,633	50,345	-	-	-	707,978

Net operating income:
Self-storage operations	1,854,800	-	-	-	-	1,854,800
Ancillary operations	-	105,750	-	-	-	105,750
	1,854,800	105,750	-	-	-	1,960,550

Other components of net income (loss):
Depreciation and amortization	(454,526)	-	-	-	-	(454,526)
General and administrative	-	-	-	-	(82,882)	(82,882)
Interest and other income	-	-	-	-	18,771	18,771
Interest expense	-	-	-	-	(12,690)	(12,690)
Equity in earnings of
unconsolidated real estate entities	-	-	46,544	25,948	3,163	75,655
Foreign currency exchange loss	-	-	-	-	(50,045)	(50,045)
Casualty loss	-	-	-	-	(7,789)	(7,789)
Gain on sale of real estate	-	-	-	-	1,421	1,421
Net income (loss)	$1,400,274	$105,750	$46,544	$25,948	$(130,051)	$1,448,465

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

For the year ended December 31, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$2,405,828	$-	$-	$-	$-	$2,405,828
Ancillary operations	-	154,721	-	-	-	154,721
	2,405,828	154,721	-	-	-	2,560,549

Cost of operations:
Self-storage operations	617,905	-	-	-	-	617,905
Ancillary operations	-	51,178	-	-	-	51,178
	617,905	51,178	-	-	-	669,083

Net operating income:
Self-storage operations	1,787,923	-	-	-	-	1,787,923
Ancillary operations	-	103,543	-	-	-	103,543
	1,787,923	103,543	-	-	-	1,891,466

Other components of net income (loss):
Depreciation and amortization	(433,314)	-	-	-	-	(433,314)
General and administrative	-	-	-	-	(83,656)	(83,656)
Interest and other income	-	-	-	-	15,138	15,138
Interest expense	-	-	-	-	(4,210)	(4,210)
Equity in earnings of
unconsolidated real estate entities	-	-	31,707	22,324	2,725	56,756
Foreign currency exchange gain	-	-	-	-	17,570	17,570
Gain on sale of real estate	-	-	-	-	689	689
Net income (loss)	$1,354,609	$103,543	$31,707	$22,324	$(51,744)	$1,460,439

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

which the new standards do not address, and because we do not provide any material products and services to our customers or sell material amounts of our real estate facilities.  The remainder of our revenues are composed of elements that are either covered by the new standards but not impacted, or are not covered by the new standards.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard, effective on January 1, 2019, requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief effective January 1, 2019 with a cumulative effect through December 31, 2018 recorded through retained earnings.  The primary practical expedients we used included (i) using hindsight in determining the lease term and in assessing impairment of right-of-use assets, (ii) not assessing whether existing or expired land easements that were not previously accounted for as leases are or contain a lease under this new standard, and (iii) not separating lease and associated non-lease components for all existing leases where we are a lessor at January 1, 2019 in accordance with the requirements of the practical expedient.  We do not believe this standard will have a material impact on our results of operations or financial condition, because substantially all of our lease revenues are derived from month-to-month self-storage leases, and we do not have material amounts of lease expense.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting, to increase clarity and consistency of practice and reduce cost and complexity when modifying the terms of share-based awards.  We prospectively adopted this guidance effective January 1, 2018, with no material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which primarily requires the statement of cash flows to explain not only the change in cash and equivalents, but also the change in restricted cash.  The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. The Company early adopted the new guidance during the fourth quarter of 2017.

13.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We carry property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Our deductible for general liability is $2.0 million per occurrence.  Our annual deductible for property loss is $25.0 million per occurrence.  This deductible decreases to $5.0 million once we reach $35.0 million in aggregate losses for occurrences that exceed $5.0 million.  Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At December 31, 2018, there were approximately 914,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.9 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $138.5 million at December 31, 2018.  We expect to pay approximately $126.3 million in 2019 and $12.2 million in 2020 for these construction commitments.

14.Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$669,924	$685,528	$706,368	$692,460

Self-storage and ancillary cost of operations	$192,827	$190,977	$195,544	$160,374

Depreciation and amortization	$117,979	$119,777	$124,516	$121,374

Net Income	$344,436	$405,292	$379,589	$587,906

Per Common Share
Net income - Basic	$1.66	$2.00	$1.85	$3.05

Net income - Diluted	$1.65	$2.00	$1.85	$3.04

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$645,547	$664,312	$686,361	$672,308

Self-storage and ancillary cost of operations	$182,902	$182,578	$190,619	$151,879

Depreciation and amortization	$110,929	$110,177	$113,320	$120,100

Net Income	$344,021	$355,207	$358,274	$390,963

Per Common Share
Net income - Basic	$1.62	$1.59	$1.61	$1.92

Net income - Diluted	$1.62	$1.59	$1.61	$1.92

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

15.Subsequent Events

Subsequent to December 31, 2018, we acquired or were under contract to acquire 14 self-storage facilities (nine in Virginia and one each in Colorado,  Florida,  Georgia,  Kentucky  and Michigan with 935,000 net rentable square feet, for $102.4 million.

On February 22, 2019, we called for redemption, and on March 28, 2019, we will redeem our 6.375% Series Y Preferred Shares, at par ($285.0 million).  We will record an $8.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three months ending March 31, 2019 in connection with this redemption.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		Net	2018	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2018			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage facilities by market:
Los Angeles	224	16,086	538	510,249	924,346	296,987	507,862	1,223,720	1,731,582	686,584
Houston	123	9,093	-	177,951	443,126	142,048	177,412	585,713	763,125	261,800
San Francisco	138	8,952	-	241,791	527,127	190,078	254,541	704,455	958,996	426,169
Dallas/Ft. Worth	122	8,760	-	173,223	414,707	118,863	174,821	531,972	706,793	257,203
Chicago	130	8,172	-	137,165	352,595	122,609	140,002	472,367	612,369	340,765
New York	94	6,940	-	250,900	548,541	166,300	257,237	708,504	965,741	386,344
Atlanta	103	6,749	-	129,671	341,153	67,847	129,468	409,203	538,671	243,122
Seattle/Tacoma	93	6,424	-	183,213	466,998	95,459	182,225	563,445	745,670	301,030
Miami	90	6,416	-	215,278	461,099	87,470	217,170	546,677	763,847	284,258
Washington DC	91	5,648	-	233,905	406,769	112,017	239,100	513,591	752,691	285,899
Orlando/Daytona	72	4,550	12,174	140,411	253,375	55,715	145,892	303,609	449,501	141,198
Denver	61	4,295	9,661	95,009	226,499	65,256	95,738	291,026	386,764	131,592
Charlotte	54	4,056	-	77,016	194,846	54,628	84,879	241,611	326,490	107,397
Minneapolis/St. Paul	54	3,690	3,931	107,071	211,200	25,259	107,236	236,294	343,530	106,371
Tampa	53	3,613	-	87,165	174,499	46,672	89,927	218,409	308,336	113,117
Philadelphia	57	3,582	-	51,682	152,406	55,037	50,703	208,422	259,125	152,874
West Palm Beach	45	3,398	-	153,414	216,913	48,466	154,122	264,671	418,793	109,277
Detroit	41	2,795	-	62,990	159,461	28,972	63,840	187,583	251,423	103,405
Phoenix	38	2,536	-	60,974	169,042	25,757	60,965	194,808	255,773	94,513
Austin	31	2,343	-	51,150	115,641	39,486	53,172	153,105	206,277	76,208
Portland	43	2,256	-	51,182	126,464	26,792	51,840	152,598	204,438	95,235
Sacramento	34	1,959	-	25,141	69,409	27,711	25,646	96,615	122,261	72,863
Raleigh	28	1,882	-	50,348	99,583	28,318	51,479	126,770	178,249	54,523
San Diego	20	1,815	-	47,884	108,911	39,142	50,394	145,543	195,937	80,945
San Antonio	28	1,791	-	27,566	76,028	26,691	27,524	102,761	130,285	62,052
Norfolk	29	1,727	-	35,608	92,053	17,323	35,047	109,937	144,984	57,997
Boston	25	1,679	-	61,583	158,870	21,353	62,149	179,657	241,806	83,539
Columbus	22	1,629	-	25,341	64,746	26,791	25,448	91,430	116,878	41,711
Oklahoma City	22	1,533	-	35,704	68,360	12,840	35,704	81,200	116,904	19,843
Baltimore	23	1,472	-	25,176	79,734	18,139	25,300	97,749	123,049	66,565
Indianapolis	23	1,472	-	21,945	60,353	12,874	22,945	72,227	95,172	42,326

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		Net	2018	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2018			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

St. Louis	26	1,464	-	20,037	56,237	21,401	20,680	76,995	97,675	60,081
Kansas City	24	1,461	-	14,225	43,732	27,046	14,425	70,578	85,003	57,162
Columbia	23	1,331	-	20,169	57,131	19,062	20,928	75,434	96,362	31,667
Las Vegas	20	1,259	-	23,168	52,723	10,024	22,417	63,498	85,915	46,030
Milwaukee	15	964	1,099	13,189	32,071	9,958	13,158	42,060	55,218	31,402
Cincinnati	17	947	-	15,023	32,351	22,398	14,941	54,831	69,772	27,878
Louisville	14	875	-	22,813	43,250	6,390	22,812	49,641	72,453	11,155
Jacksonville	14	841	-	11,252	27,714	11,197	11,301	38,862	50,163	30,515
Nashville/Bowling Green	16	835	-	12,744	29,420	10,330	12,742	39,752	52,494	26,255
Honolulu	11	807	-	54,184	106,299	11,378	55,101	116,760	171,861	58,488
Greensboro	13	787	-	12,737	29,811	13,032	14,826	40,754	55,580	24,203
Colorado Springs	12	706	-	8,229	19,659	12,877	8,225	32,540	40,765	26,212
Chattanooga	10	706	-	6,569	26,045	6,682	6,371	32,925	39,296	13,385
Hartford/New Haven	11	693	-	6,778	19,959	21,307	8,443	39,601	48,044	30,275
Savannah	12	690	-	33,094	42,465	2,267	31,766	46,060	77,826	13,779
Charleston	11	681	-	12,415	34,114	16,528	13,391	49,666	63,057	21,688
Fort Myers/Naples	9	670	-	15,373	35,353	4,945	15,608	40,063	55,671	15,558
New Orleans	9	627	-	9,205	30,832	5,871	9,373	36,535	45,908	23,480
Greensville/Spartanburg/Asheville	11	623	-	9,036	20,767	9,349	9,965	29,187	39,152	18,918
Reno	7	559	-	5,487	18,704	3,987	5,487	22,691	28,178	11,189
Birmingham	14	538	-	5,229	17,835	13,238	5,117	31,185	36,302	26,512
Salt Lake City	8	517	-	7,846	15,947	4,625	7,495	20,923	28,418	13,744
Memphis	9	510	-	7,962	21,981	8,784	9,315	29,412	38,727	19,019
Buffalo/Rochester	9	462	-	6,785	17,954	3,617	6,783	21,573	28,356	12,638
Richmond	10	460	-	13,248	23,253	4,248	13,053	27,696	40,749	16,460
Tucson	7	439	-	9,403	25,491	5,475	9,884	30,485	40,369	17,863
Cleveland/Akron	7	437	-	4,070	16,139	5,344	4,463	21,090	25,553	10,952
Wichita	7	433	-	2,017	6,691	7,078	2,130	13,656	15,786	11,416
Mobile	9	394	-	4,257	17,441	4,532	4,084	22,146	26,230	11,804
Omaha	4	377	-	7,491	20,930	1,800	7,491	22,730	30,221	2,165
Monterey/Salinas	7	329	-	8,465	24,151	4,045	8,455	28,206	36,661	19,811
Palm Springs	3	242	-	8,309	18,065	1,240	8,309	19,305	27,614	9,531

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		Net	2018	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2018			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Evansville	4	232	-	1,826	8,445	1,169	1,798	9,642	11,440	3,132
Dayton	5	230	-	1,074	8,975	4,752	1,073	13,728	14,801	6,593
Augusta	4	202	-	1,793	5,990	2,328	1,793	8,318	10,111	5,497
Fort Wayne	3	168	-	349	3,594	3,095	349	6,689	7,038	5,718
Providence	3	155	-	995	11,206	2,847	995	14,053	15,048	5,716
Huntsville/Decatur	3	153	-	1,024	3,321	2,989	971	6,363	7,334	5,820
Shreveport	2	150	-	817	3,030	2,252	741	5,358	6,099	4,498
Springfield/Holyoke	2	144	-	1,428	3,380	1,781	1,427	5,162	6,589	4,401
Rochester	2	99	-	1,047	2,246	1,963	980	4,276	5,256	3,710
Santa Barbara	2	98	-	5,733	9,106	385	5,733	9,491	15,224	5,043
Topeka	2	94	-	225	1,419	1,983	225	3,402	3,627	2,852
Lansing	2	88	-	556	2,882	821	556	3,703	4,259	2,058
Roanoke	1	57	-	819	1,776	580	819	2,356	3,175	2,132
Flint	1	56	-	543	3,068	217	542	3,286	3,828	1,687
Joplin	1	56	-	264	904	952	264	1,856	2,120	1,538
Syracuse	1	55	-	545	1,279	777	545	2,056	2,601	1,897
Modesto/Fresno/Stockton	1	33	-	44	206	963	193	1,020	1,213	725

Commercial and non-operating
real estate			-	9,615	22,472	24,155	10,651	45,591	56,242	39,095

	2,429	162,047	$27,403	$3,987,212	$8,842,668	$2,466,964	$4,047,982	$11,248,862	$15,296,844	$6,140,072

	Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally
	between 5 to 25 years. In addition, disclosures of the number and square footage of our facilities are unaudited.