Form 10-Q
period 2019-03-31
Public Storage
filed 2019-05-01
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 29, 2019:

Common Shares of beneficial interest, $.10 par value per share – 174,521,922 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2019 and December 31, 2018	1

	Statements of Income for the Three Months Ended March 31, 2019 and 2018	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018	3

	Statements of Equity for the Three Months Ended March 31, 2019 and 2018	4-5

	Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	6-7

	Condensed Notes to Financial Statements	8-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	57

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)

Cash and equivalents	$217,973	$361,218
Real estate facilities, at cost:
Land	4,080,301	4,047,982
Buildings	11,457,059	11,248,862
	15,537,360	15,296,844
Accumulated depreciation	(6,255,475)	(6,140,072)
	9,281,885	9,156,772
Construction in process	213,785	285,339
	9,495,670	9,442,111

Investments in unconsolidated real estate entities	784,314	783,988
Goodwill and other intangible assets, net	210,459	209,856
Other assets	166,600	131,097
Total assets	$10,875,016	$10,928,270

LIABILITIES AND EQUITY

Notes payable	$1,406,150	$1,412,283
Accrued and other liabilities	374,245	371,259
Total liabilities	1,780,395	1,783,542

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
161,000 shares issued (in series) and outstanding, (161,000 at
December 31, 2018), at liquidation preference	4,025,000	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,215,292 shares issued and outstanding (174,130,881 shares at
December 31, 2018)	17,422	17,413
Paid-in capital	5,708,699	5,718,485
Accumulated deficit	(615,329)	(577,360)
Accumulated other comprehensive loss	(65,971)	(64,060)
Total Public Storage shareholders’ equity	9,069,821	9,119,478
Noncontrolling interests	24,800	25,250
Total equity	9,094,621	9,144,728
Total liabilities and equity	$10,875,016	$10,928,270

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues:
Self-storage facilities	$650,408	$631,537
Ancillary operations	38,630	38,387
	689,038	669,924

Expenses:
Self-storage cost of operations	193,656	182,187
Ancillary cost of operations	10,545	10,640
Depreciation and amortization	121,941	117,979
General and administrative	19,503	31,520
Interest expense	8,143	8,107
	353,788	350,433

Interest and other income	6,965	5,544
Equity in earnings of unconsolidated real estate entities	17,672	30,795
Foreign currency exchange gain (loss)	7,791	(11,818)
Gain on sale of real estate	-	424
Net income	367,678	344,436
Allocation to noncontrolling interests	(1,157)	(1,439)
Net income allocable to Public Storage shareholders	366,521	342,997
Allocation of net income to:
Preferred shareholders - distributions	(55,012)	(54,081)
Preferred shareholders - redemptions (Note 8)	(8,533)	-
Restricted share units	(1,233)	(1,097)
Net income allocable to common shareholders	$301,743	$287,819
Net income per common share:
Basic	$1.73	$1.66
Diluted	$1.73	$1.65

Basic weighted average common shares outstanding	174,177	173,892
Diluted weighted average common shares outstanding	174,376	174,148

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net income	$367,678	$344,436
Other comprehensive income (loss):
Aggregate foreign currency exchange gain (loss)	5,880	(7,605)
Adjust for aggregate foreign currency exchange
(gain) loss included in net income	(7,791)	11,818
Other comprehensive (loss) income	(1,911)	4,213
Total comprehensive income	365,767	348,649
Allocation to noncontrolling interests	(1,157)	(1,439)
Comprehensive income allocable to
Public Storage shareholders	$364,610	$347,210

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended March 31, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 11,400 preferred shares (Note 8)	285,000	-	(8,277)	-	-	276,723	-	276,723
Redemption of 11,400 preferred shares (Note 8)	(285,000)	-	-	-	-	(285,000)	-	(285,000)
Issuance of common shares in connection with
share-based compensation (84,411 shares) (Note 10)	-	9	1,584	-	-	1,593	-	1,593
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	(3,093)	-	-	(3,093)	-	(3,093)
Contributions by noncontrolling interests	-	-	-	-	-	-	196	196
Net income	-	-	-	367,678	-	367,678	-	367,678
Net income allocated to noncontrolling interests	-	-	-	(1,157)	-	(1,157)	1,157	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(55,012)	-	(55,012)	-	(55,012)
Noncontrolling interests	-	-	-	-	-	-	(1,803)	(1,803)
Common shares and restricted share units
($2.00 per share)	-	-	-	(349,478)	-	(349,478)	-	(349,478)
Other comprehensive loss (Note 2)	-	-	-	-	(1,911)	(1,911)	-	(1,911)
Balances at March 31, 2019	$4,025,000	$17,422	$5,708,699	$(615,329)	$(65,971)	$9,069,821	$24,800	$9,094,621

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended March 31, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation	-	8	959	-	-	967	-	967
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	5,909	-	-	5,909	-	5,909
Contributions by noncontrolling interests	-	-	-	-	-	-	703	703
Net income	-	-	-	344,436	-	344,436	-	344,436
Net income allocated to noncontrolling interests	-	-	-	(1,439)	-	(1,439)	1,439	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(54,081)	-	(54,081)	-	(54,081)
Noncontrolling interests	-	-	-	-	-	-	(1,715)	(1,715)
Common shares and restricted share units
($2.00 per share)	-	-	-	(349,011)	-	(349,011)	-	(349,011)
Other comprehensive income (Note 2)	-	-	-	-	4,213	4,213	-	4,213
Balances at March 31, 2018	$4,025,000	$17,393	$5,655,267	$(735,806)	$(70,851)	$8,891,003	$24,787	$8,915,790

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2019		2018
Cash flows from operating activities:
Net income	$367,678	$344,436
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	-	(424)
Depreciation and amortization	121,941	117,979
Equity in earnings of unconsolidated real estate entities	(17,672)	(30,795)
Distributions from retained earnings of unconsolidated
real estate entities	15,435	12,649
Foreign currency exchange (gain) loss	(7,791)	11,818
Share-based compensation expense	6,664	15,978
Other	(12,671)	(13,122)
Total adjustments	105,906	114,083
Net cash flows from operating activities	473,584	458,519
Cash flows from investing activities:
Payments for capital expenditures to maintain real estate facilities for:
Costs incurred during the period	(25,428)	(13,749)
Costs incurred in previous periods	(8,173)	(9,859)
Payments for development and expansion of real estate facilities for:
Costs incurred during the period	(20,163)	(35,017)
Costs incurred in previous periods	(59,982)	(40,198)
Acquisition of real estate facilities and intangible assets	(79,499)	(18,024)
Proceeds from sale of real estate investments	-	1,947
Net cash flows from investing activities	(193,245)	(114,900)
Cash flows from financing activities:
Repayments on notes payable	(467)	(440)
Issuance of preferred shares	276,723	-
Issuance of common shares	1,593	967
Redemption of preferred shares	(285,000)	-
Cash paid upon vesting of restricted share units	(9,757)	(10,069)
Contributions by noncontrolling interests	196	703
Distributions paid to Public Storage shareholders	(404,490)	(403,092)
Distributions paid to noncontrolling interests	(1,803)	(1,715)
Net cash flows from financing activities	(423,005)	(413,646)
Net cash flows from operating, investing, and financing activities	(142,666)	(70,027)
Net effect of foreign exchange translation	50	(25)
Decrease in cash, equivalents, and restricted cash	$(142,616)	$(70,052)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2019		2018

Cash, equivalents, and restricted cash at beginning of the period:
Cash and equivalents	$361,218	$433,376
Restricted cash included in other assets	22,801	22,677
	$384,019	$456,053

Cash, equivalents, and restricted cash at end of the period:
Cash and equivalents	$217,973	$363,030
Restricted cash included in other assets	23,430	22,971
	$241,403	$386,001

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(4,777)	$(10,595)
Construction or expansion of real estate facilities	(41,798)	(40,163)
Accrued and other liabilities	46,575	50,758

Real estate acquired in exchange for assumption of notes payable	(1,817)	-
Notes payable assumed in connection with acquisition of real estate	1,817	-

Other disclosures:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	-	(256)
Investments in unconsolidated real estate entities	1,911	(3,935)
Notes payable	(7,741)	11,771
Accumulated other comprehensive gain (loss)	5,880	(7,605)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

At March 31, 2019, we have direct and indirect equity interests in 2,444 self-storage facilities (with approximately 164 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also have an approximate 35% interest in Shurgard Self Storage SA (“Shurgard Europe”), which owns 231 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in seven states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2019, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim financial statements.  Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain amounts previously reported in our March 31, 2018 financial statements have been reclassified to conform to the March 31, 2019 presentation, including separate presentation on our Statements of Cash Flows of our cash payments for real estate investments between cash paid for amounts incurred during the current period and amounts incurred during previous periods.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

We account for our investments in entities that we do not consolidate but have significant influence over using the equity method of accounting.  These entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities,” eliminating intra-entity profits and losses and amortizing any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

When we begin consolidating an entity, we reflect our preexisting equity interest at book value.  All changes in consolidation status are reflected prospectively.

Collectively, at March 31, 2019, the Company and the Subsidiaries own 2,444 self-storage facilities and three commercial facilities in the U.S.  At March 31, 2019, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard Europe.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2019, we had no tax benefits that were not recognized.

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

When we sell a full or partial interest in a real estate facility without retaining a controlling interest following sale, we recognize a gain or loss on sale as if 100% of the property was sold at fair value.  If we retain

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

a controlling interest following the sale, we record a noncontrolling interest for the book value of the partial interest sold, and recognize additional paid-in capital for the difference between the consideration received and the partial interest at book value.

Other Assets

Other assets primarily consist of rents receivable from our tenants, prepaid expenses, restricted cash and right-to-use assets.  See “Recent Accounting Pronouncements and Guidance” below.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, property tax accruals, accrued payroll, accrued tenant reinsurance losses, lease liabilities, and contingent loss accruals when probable and estimable.   See “Recent Accounting Pronouncements and Guidance” below.  We believe the fair value of our accrued and other liabilities approximates book value, due primarily to the short period until repayment.  We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

At March 31, 2019, due primarily to our investment in Shurgard Europe (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at March 31, 2019 and December 31, 2018.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2019 and December 31, 2018.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At March 31, 2019, these intangibles had a net book value of $17.1 million ($16.5 million at December 31, 2018).  Accumulated amortization totaled $26.8 million at March 31, 2019  ($28.9 million at December 31, 2018), and amortization expense of $3.9 million and $5.0 million was recorded in the three months ended March 31, 2019 and 2018, respectively.  The estimated future amortization expense for our finite-lived intangible assets at March 31, 2019 is approximately $8.6 million in the remainder of 2019,  $3.6 million in 2020 and $4.9 million thereafter.  During the three months ended March 31, 2019, intangibles increased $4.5 million in connection with the acquisition of self-storage facilities (Note 3).

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

March 31, 2019

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.122 U.S. Dollars per Euro at March 31, 2019  (1.144 at December 31, 2018), and average exchange rates of 1.136 and 1.229 for the three months ended March 31, 2019 and 2018, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements and Guidance

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard requires a modified-retrospective approach to adoption and became effective for interim and annual periods beginning on January 1, 2019.  In July 2018, the FASB further amended this standard to allow for a new transition method that offers the option to use the effective date as the date of initial application and not adjust the comparative-period financial information.  We adopted the new standard effective January 1, 2019, using the new transition method, recording a total of $38.7 million in right of use assets, reflected in other assets, and substantially the same amount in lease liabilities, reflected in accrued and other liabilities, for leases where we are the lessee (principally ground leases and office leases).  The lease liabilities are recognized based on the present value of the remaining lease payments for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate.  We estimated the incremental borrowing rate primarily by reference to average yield spread on debt issuances by companies of a similar credit rating as us, and the treasury yields as of January 1, 2019.  We had no material amount of leases covered by the standard where we are the lessor (principally our storage leases) because substantially all of such leases are month to month.  For leases where we are the lessee or the lessor, we applied (i) the package of practical expedients to not reassess prior conclusions related to contracts that are or that contain leases, lease classification and initial direct costs, (ii) the hindsight practical expedient to determine the lease term

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

and in assessing impairment of the right of use assets, and (iii) the easement practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under this new standard.  In addition, for leases where we are the lessee, we also elected to (a) not apply the new standard to our leases with an original term of 12 months or less, and (b) not separate lease and associated non-lease components.

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

	For the Three Months Ended March 31,
	2019	2018

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,177	173,892
Net effect of dilutive stock options -
based on treasury stock method	199	256
Diluted weighted average common
shares outstanding	174,376	174,148

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$15,296,844
Costs incurred for capital expenditures to maintain real estate facilities	30,205
Acquisitions	76,796
Developed or expanded facilities opened for operation	133,515
Ending balance	15,537,360
Accumulated depreciation:
Beginning balance	(6,140,072)
Depreciation expense	(115,403)
Ending balance	(6,255,475)
Construction in process:
Beginning balance	285,339
Costs incurred for development and expansion of real estate facilities	61,961
Developed or expanded facilities opened for operation	(133,515)
Ending balance	213,785
Total real estate facilities at March 31, 2019	$9,495,670

During the three months ended March 31, 2019, we acquired 12 self-storage facilities (768,000 net rentable square feet), for a total cost of $81.3 million, consisting of $79.5 million in cash and the assumption of $1.8 million in mortgage notes.  Approximately $4.5  million of the total cost was allocated to intangible assets.  We completed development and redevelopment activities costing $133.5 million during the three months ended March 31, 2019, adding 1.6 million net rentable square feet of self-storage space.  Construction in process at March 31, 2019 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the three months ended March 31, 2019, we paid a total of $80.1 million with respect to the development and expansion of real estate facilities, including $60.0 million to repay amounts accrued at December 31, 2018 ($75.2 million during the three months ended March 31, 2018, including $40.2 million to repay amounts accrued at December 31, 2017).  Of the $62.0 million in costs incurred during the three months ended March 31, 2019, $41.8 million remains unpaid at March 31, 2019.

During the three months ended March 31, 2019, we paid a total of $33.6 million with respect to capital expenditures to maintain real estate facilities, including $8.2 million to repay amounts accrued at December 31, 2018 ($23.6 million during the three months ended March 31, 2018, including $9.9 million to repay amounts accrued at December 31, 2017).  Of the $30.2 million in costs incurred during the three months ended March 31, 2019, $4.8 million remains unpaid at March 31, 2019.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2019	December 31, 2018

PSB	$433,066	$434,533
Shurgard Europe	351,248	349,455
Total	$784,314	$783,988

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2019	2018

PSB	$13,720	$23,831
Shurgard Europe	3,952	6,964
Total	$17,672	$30,795

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of March 31, 2019 and December 31, 2018, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2019  ($156.83  per share of PSB common stock), the shares and units we owned had a market value of approximately $2.3 billion.  At March 31, 2019, the adjusted tax basis of our investment in PSB approximates book value.

During the three months ended March 31, 2019 and 2018, we received cash distributions from PSB totaling $15.2 million and $12.3 million, respectively.

At March 31, 2019, our pro-rata investment in PSB’s real estate assets included in investment in real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $32.1 million ($32.3 million at December 31, 2018).  This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities.  Such amortization totaled approximately $0.2 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively.

Our equity in earnings of PSB is comprised of our equity interest in PSB’s earnings, less amortization of the PSB Basis Differential.  PSB’s filings and selected financial information can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.  Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Investment in Shurgard Europe

On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 25,000,000 of its shares to third parties at a price of €23 per share.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31,268,459 shares, decreased from 49% to approximately 35% as a result of the Offering.

Based upon the closing price at March 31, 2019 (€29.43 per share of SHUR common stock, at 1.122 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.0 billion.

Our equity in earnings of Shurgard Europe is comprised of our equity share of Shurgard Europe’s net income, plus our equity share of the trademark license fees that Shurgard Europe pays to us for the use of the “Shurgard” trademark.  The remaining license fees we receive from Shurgard Europe are classified as interest and other income on our income statement.

We present our equity share of trademark license fees collected from Shurgard Europe, totaling $0.2 million and $0.3 million in the three months ended March 31, 2019 and 2018, respectively,  under “distributions from retained earnings of unconsolidated real estate entities” on our statements of cash flows.

Changes in foreign currency exchange rates decreased our investment in Shurgard Europe by approximately $1.9 million in the three months ended March 31, 2019 and increased it by $3.9 million in the three months ended March 31, 2018.

For all periods presented, we owned 31,268,459 shares of Shurgard Europe representing our approximately 35% and 49% equity share of Shurgard’s shares outstanding for the three months ended March 31, 2019 and 2018, respectively.  Our equity in earnings of Shurgard Europe is comprised of our equity share of Shurgard Europe’s net income and trademark license fees that Shurgard Europe pays to us for the use of the “Shurgard” trademark.  The remaining license fees we receive are classified as interest and other income on our income statement.

Shurgard Europe’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.  Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at March 31, 2019).  We are also required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at March 31, 2019).  At March 31, 2019 and May 1, 2019, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.9 million at March 31, 2019 ($16.2 million at December 31, 2018).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2019.

See Note 13 “Subsequent Events”.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

6.Notes Payable

Our notes payable at March 31, 2019 and December 31, 2018  are set forth in the tables below:

			Amounts at March 31, 2019
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	2.370%	2.483%	$500,000	$(1,815)	$498,185	$494,910
Notes due September 2027	3.094%	3.218%	500,000	(4,472)	495,528	488,470
			1,000,000	(6,287)	993,713	983,380

Euro Denominated Unsecured Debt
Notes due April 2024	1.540%	1.540%	112,186	-	112,186	113,768
Notes due November 2025	2.175%	2.175%	271,504	-	271,504	290,907
			383,690	-	383,690	404,675
Mortgage Debt, secured by 27
real estate facilities with a net
book value of $107.7 million	4.064%	4.024%	28,747	-	28,747	29,217

			$1,412,437	$(6,287)	$1,406,150	$1,417,272

	Amounts at
	December 31, 2018
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 2022	$498,053	$482,017
Notes due September 2027	495,396	469,055
	993,449	951,072

Euro Denominated Unsecured Debt
Notes due April 2024	114,449	115,964
Notes due November 2025	276,982	286,078
	391,431	402,042

Mortgage Debt	27,403	27,613

	$1,412,283	$1,380,727

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at March 31, 2019.  Included in these covenants are (a) a maximum Debt to Total Assets of 65%  (4.0% at March 31, 2019) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x  (68.1x for the twelve months ended March 31, 2019)  as well as covenants limiting the amount we can encumber our properties with mortgage debt.

See Note 13 “Subsequent Events”.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors.  The Euro Notes consist of two tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars.  Interest is payable semi-annually.  The Euro Notes have various customary financial covenants, all of which we were in compliance with at March 31, 2019.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (a  gain of $7.8 million for the three months ended March 31, 2019,  as compared to a loss of $11.8 million for the same period in 2018).

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

During the three months ended March 31, 2019, we assumed a mortgage note with a contractual value of $1.8 million and an interest rate of 3.9%, which approximated market rate, in connection with the acquisition of a real estate facility.

At March 31, 2019, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 2022 and July 2030.

At March 31, 2019, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2019	$-	$1,448	$1,448
2020	-	2,015	2,015
2021	-	1,890	1,890
2022	500,000	2,584	502,584
2023	-	19,226	19,226
Thereafter	883,690	1,584	885,274
	$1,383,690	$28,747	$1,412,437
Weighted average effective rate	2.6%	4.0%	2.6%

Cash paid for interest totaled $9.1 million and $9.2 million for the three months ended March 31, 2019 and 2018, respectively.  Interest capitalized as real estate totaled $1.2 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

7.Noncontrolling Interests

At March 31, 2019, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 18 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At March 31, 2019, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the three months ended March 31, 2019 and 2018, we allocated a total of $1.2 million and $1.4 million, respectively, of income to these interests; and we paid $1.8 million and $1.7 million, respectively, in distributions to these interests.

During the three months ended March 31, 2019 and 2018, Noncontrolling Interests contributed $0.2 million and $0.7 million, respectively,  to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At March 31, 2019 and December 31, 2018, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

			At March 31, 2019		At December 31, 2018
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	11,500	$287,500	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	-	-	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	-	-
Total Preferred Shares			161,000	$4,025,000	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured.  At March 31, 2019, there were no dividends in arrears.

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

On March 11, 2019, we issued 11.4 million depositary shares, each representing 1/1,000 of a share of our 5.600% Series H Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $285.0 million in gross proceeds, and we incurred $8.3 million in issuance costs.

On March 28, 2019, we redeemed our 6.375% Series Y Preferred Shares, at par.  We recorded an $8.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2019 in connection with this redemption.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.5 million ($2.00 per share) and $349.0 million ($2.00 per share) for the three months ended March 31, 2019 and 2018, respectively.  Preferred share dividends totaled $55.0 million and  $54.1 million for the three months ended March 31, 2019 and 2018, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.5% of our common shares outstanding at March 31, 2019.

At March 31, 2019, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled  62 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $323,000 and $307,000 for three months ended March 31, 2019 and 2018, respectively.  Our right to continue receiving these premiums may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

For the three months ended March 31, 2019, we recorded $0.8 million in compensation expense related to stock options, as compared to $3.5 million for the same period in 2018.  Amounts for the three months ended March 31, 2018 include $1.8 million in connection with the acceleration of amortization on grants as discussed above.

During the three months ended March 31, 2019,  45,000 stock options were granted,  29,755 options were exercised and no options were forfeited.  A total of 2,436,167 stock options were outstanding at March 31, 2019  (2,420,922 at December 31, 2018) and have an average exercise price of $203.37.

Restricted Share Units

RSUs generally vest over a five to eight-year period from the grant date.  The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders.  We expense any dividends previously paid upon forfeiture of the related RSU.  Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

During the three months ended March 31, 2019, 42,525 RSUs were granted, 3,764 RSUs were forfeited and 94,363  RSUs vested.  This vesting resulted in the issuance of 54,656 common shares.  In addition, tax deposits totaling $9.8 million ($10.1 million for the same period in 2018) were made on behalf of employees in exchange for 39,707 common shares withheld upon vesting.  A total of 662,094 RSUs were outstanding at March 31, 2019  (717,696 at December 31, 2018).

A total of $6.8 million in RSU expense was recorded for the three months ended March 31, 2019,  respectively, which includes approximately $1.0 million in employer taxes incurred upon vesting, as compared to $13.4 million for the same period in 2018, which includes approximately $0.9 million in employer taxes incurred upon vesting.    Amounts for the three months ended March 31, 2018 include $6.0 million in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

Investment in PSB

This segment represents our 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial space.  PSB has a separate management team that makes its financing, capital allocation, and other significant decisions.  In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the SEC.  The segment presentation in the tables below includes our equity earnings from PSB.

Investment in Shurgard Europe

This segment represents our equity interest in Shurgard Europe, a publicly held company which owns and operates self-storage facilities located in seven countries in Western Europe.  Shurgard Europe has a separate management team and board of trustees that makes its financing, capital allocation, and other significant decisions.  In making resource allocation decisions with respect to our investment in Shurgard Europe, the CODM reviews Shurgard Europe’s net income.  The segment presentation below includes our equity earnings from Shurgard Europe.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended March 31, 2019

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$650,408	$-	$-	$-	$-	$650,408
Ancillary operations	-	38,630	-	-	-	38,630
	650,408	38,630	-	-	-	689,038

Cost of operations:
Self-storage operations	193,656	-	-	-	-	193,656
Ancillary operations	-	10,545	-	-	-	10,545
	193,656	10,545	-	-	-	204,201

Net operating income:
Self-storage operations	456,752	-	-	-	-	456,752
Ancillary operations	-	28,085	-	-	-	28,085
	456,752	28,085	-	-	-	484,837

Other components of net income (loss):
Depreciation and amortization	(121,941)	-	-	-	-	(121,941)
General and administrative	-	-	-	-	(19,503)	(19,503)
Interest and other income	-	-	-	-	6,965	6,965
Interest expense	-	-	-	-	(8,143)	(8,143)
Equity in earnings of
unconsolidated real estate entities	-	-	13,720	3,952	-	17,672
Foreign currency exchange gain	-	-	-	-	7,791	7,791
Net income (loss)	$334,811	$28,085	$13,720	$3,952	$(12,890)	$367,678

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

March 31, 2019

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states.  Customers participate in the program at their option.  At March 31, 2019, there were approximately 928,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.0 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $99.1  million at March 31, 2019.  We expect to pay approximately $82.0 million in the remainder of 2019 and $17.1 million in 2020 for these construction commitments.

13.Subsequent Events

Subsequent to March 31, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) ten self-storage facilities with 660,000 net rentable square feet, for $116.4 million.

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes bearing interest at an annual rate of 3.385% maturing on May 1, 2029.    In connection with the offering, we incurred a total of $3.1 million in costs.

On April 19, 2019, we amended our $500 million revolving line of credit.  This amendment (i) extends the maturity date from March 31, 2020 to April 19, 2024,  (ii) decreases the current effective borrowing spread over LIBOR from 0.850% to 0.70%, and (iii) decreases the current effective facility fee from 0.080% to 0.070%.  All other terms remain substantially the same.

.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019 and in our other filings with the SEC including:

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates.  The notes to our March 31, 2019 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of new facilities and expanding our existing self-storage facilities.  Since the beginning of 2013 through March 31, 2019, we acquired a total of 308 facilities with 21.4 million net rentable square feet from third parties for approximately $2.7 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.4 billion, adding approximately 12.9 million net rentable square feet.

Subsequent to March 31, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) ten self-storage facilities for $116.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2019, we had additional development and redevelopment projects to build approximately 3.9 million net rentable square feet at a total cost of approximately $512.4 million.  We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run.  However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense.  We believe the level of dilution incurred in 2018 and the first quarter of 2019 will continue at similar levels in the remainder of 2019.

On October 15, 2018, Shurgard Self Storage SA (“Shurgard Europe”) completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 25.0 million of its common shares to third parties at a price of €23 per share, for €575 million in gross proceeds.  The gross proceeds were used to repay short-term borrowings, invest in real estate assets, and for other corporate purposes.  Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to approximately 35% as a result of the Offering.  See “Investment in Shurgard Europe” below for more information.

As of March 31, 2019, we expect capital resources over the next year of approximately $1.4 billion, which exceeds our currently identified capital needs of approximately $415.0 million.  Our expected capital resources include: (i) $218.0 million of cash as of March 31, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, (iii) $496.9 million in net proceeds from the public issuance of senior unsecured notes on April 12, 2019, and (iv) approximately $200 million to $250 million of expected retained operating cash flow in the next year.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $116.4 million in property acquisitions currently under contract and $298.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months.  We have no substantial principal payments on debt until 2022.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended March 31, 2019

For the three months ended March 31, 2019, net income allocable to our common shareholders was $301.7 million or $1.73 per diluted common share, compared to $287.8 million or $1.65 per diluted common share in 2018 representing an increase of $13.9 million or $0.08 per diluted common share.  The increase is due primarily to (i) a $7.4 million increase in self-storage net operating income (described below), (ii) a $19.6 million increase due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt and (iii) a reduction in general and administrative expense attributable primarily to $7.8 million in incremental share-based compensation expense in the three months ended March 31, 2018 for the planned retirement of our former CEO and CFO.  These increases were offset partially by (a) our $10.9 million equity share of gains on sale of real estate recorded by PS Business Parks, Inc. in 2018 and (b) an $8.5 million allocation to our preferred shareholders associated with our preferred share redemption activities.

The $7.4 million increase in self-storage net operating income is a result of a $2.3 million increase in our Same Store Facilities (as defined below) and a $5.1 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 1.5% or $8.7 million in the three months ended March 31, 2019 as compared to 2018, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 3.9% or $6.3 million in the three months ended March 31, 2019 as compared to 2018, due primarily to increased property taxes and higher marketing expenses.  The increase in net operating income of $5.1 million for the Non Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2019, and the fill up of recently developed and expanded facilities.

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

For the three months ended March 31, 2019,  FFO was $2.52 per diluted common share, as compared to $2.37 per diluted common share for the same period in 2018, representing an increase 6.3%, or $0.15 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended
	March 31,
	2019	2018
(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.73	$1.65
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.79	0.78
Gains on sale of real estate investments,
including our equity share from
investments	-	(0.06)
FFO per share	$2.52	$2.37

Computation of FFO per Share:

Net income allocable to common shareholders	$301,743	$287,819
Eliminate items excluded from FFO:
Depreciation and amortization	121,941	117,979
Depreciation from unconsolidated
real estate investments	17,514	19,315
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(1,198)	(918)
Gains on sale of real estate investments,
including our equity share from
investments	-	(11,891)
FFO allocable to common shares	$440,000	$412,304
Diluted weighted average common shares	174,376	174,148
FFO per share	$2.52	$2.37

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) acceleration of accruals due to the retirement of our former CEO and CFO, and (iv) certain other non-cash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2019	2018	Change

FFO per share	$2.52	$2.37	6.3%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange (gain) loss	(0.04)	0.07
Application of EITF D-42	0.05	-
Acceleration of share-based compensation
expense due to retirement of former
CEO and CFO	-	0.04
Core FFO per share	$2.53	$2.48	2.0%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our March 31, 2019 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,165 facilities that we have owned and operated on a stabilized basis since January 1, 2017 (the “Same Store Facilities”), (ii) 71 facilities we acquired since January 1, 2017 (the “Acquired facilities”), (iii) 136 facilities that have been newly developed or expanded, or that we are in the process of expanding or that we expect to commence expansion by December 31, 2019 (the “Newly developed and expanded facilities”) and (iv)  72 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2017 (the “Other non-same store facilities”).  See Note 11 to our March 31, 2019 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2019	2018	Change
	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$588,747	$580,057	1.5%
Acquired facilities	11,208	6,927	61.8%
Newly developed and expanded facilities	34,390	28,267	21.7%
Other non-same store facilities	16,063	16,286	(1.4)%
	650,408	631,537	3.0%
Cost of operations:
Same Store facilities	169,187	162,845	3.9%
Acquired facilities	4,611	2,529	82.3%
Newly developed and expanded facilities	14,598	11,041	32.2%
Other non-same store facilities	5,260	5,772	(8.9)%
	193,656	182,187	6.3%
Net operating income (a):
Same Store facilities	419,560	417,212	0.6%
Acquired facilities	6,597	4,398	50.0%
Newly developed and expanded facilities	19,792	17,226	14.9%
Other non-same store facilities	10,803	10,514	2.7%
Total net operating income	456,752	449,350	1.6%

Depreciation and amortization expense:
Same Store facilities	(95,824)	(95,165)	0.7%
Acquired facilities	(6,723)	(5,859)	14.7%
Newly developed and expanded facilities	(12,217)	(8,987)	35.9%
Other non-same store facilities	(7,177)	(7,968)	(9.9)%
Total depreciation and
amortization expense	(121,941)	(117,979)	3.4%

Net income:
Same Store facilities	323,736	322,047	0.5%
Acquired facilities	(126)	(1,461)	(91.4)%
Newly developed and expanded facilities	7,575	8,239	(8.1)%
Other non-same store facilities	3,626	2,546	42.4%
Total net income	$334,811	$331,371	1.0%

Number of facilities at period end:
Same Store facilities	2,165	2,165	-
Acquired facilities	71	36	97.2%
Newly developed and expanded facilities	136	118	15.3%
Other non-same store facilities	72	74	(2.7)%
	2,444	2,393	2.1%
Net rentable square footage at period end:
Same Store facilities	139,801	139,801	-
Acquired facilities	4,511	2,295	96.6%
Newly developed and expanded facilities	14,672	10,655	37.7%
Other non-same store facilities	5,373	5,414	(0.8)%
	164,357	158,165	3.9%

(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our March 31, 2019 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 1.6% in the three months ended March 31, 2019, as compared to the same period in 2018.  These increases are due to increased revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2017.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2017, 2018, and 2019.  We believe the Same Store information is used by investors and REIT analysts in a similar manner.  The Same Store pool increased from 2,046 facilities at December 31, 2018 to 2,165 at March 31, 2019.  The following table summarizes the historical operating results of these 2,165 facilities (139.8 million net rentable square feet) that represent approximately 85% of the aggregate net rentable square feet of our  consolidated self-storage portfolio at March 31, 2019.

Selected Operating Data for the Same Store Facilities (2,165 facilities)
Three Months Ended March 31,
			Percentage
	2019	2018	Change

(Dollar amounts in thousands, except for per square foot amounts)
Revenues:
Rental income	$562,630	$554,116	1.5%
Late charges and
administrative fees	26,117	25,941	0.7%
Total revenues (a)	588,747	580,057	1.5%

Cost of operations:
Property taxes	65,353	62,226	5.0%
On-site property manager
payroll	30,263	30,296	(0.1)%
Supervisory payroll	9,780	10,132	(3.5)%
Repairs and maintenance	13,414	12,181	10.1%
Utilities	11,028	11,480	(3.9)%
Marketing	8,780	6,879	27.6%
Other direct property costs	16,439	15,836	3.8%
Allocated overhead	14,130	13,815	2.3%
Total cost of operations (a)	169,187	162,845	3.9%
Net operating income	419,560	417,212	0.6%
Depreciation and
amortization expense	(95,824)	(95,165)	0.7%
Net income	$323,736	$322,047	0.5%

Gross margin (before depreciation
and amortization expense)	71.3%	71.9%	(0.8)%

Weighted average for the period:
Square foot occupancy	92.5%	92.1%	0.4%

Realized annual rental income per (b):
Occupied square foot	$17.41	$17.21	1.2%
Available square foot	$16.10	$15.86	1.5%

At March 31:
Square foot occupancy	92.1%	92.0%	0.1%
Annual contract rent per
occupied square foot (c)	$17.94	$17.71	1.3%
(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.5% in the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to a 1.2% increase in realized annual rent per occupied square foot.

Same Store revenue growth is lower than long-term historical averages due to softness in demand in substantially all of our major markets, which has led to a lack of pricing power with respect to new tenants.  We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, New York and Portland, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy remained strong at 92.5% and 92.1% in the three months ended March 31, 2019 and 2018, respectively.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

Annual contract rent per foot for customers moving in was $13.59 and $13.73 for the three months ended March 31, 2019 and 2018, respectively, and the related square footage for the space they moved into was 24.3 million and 24.9 million, respectively.  Annual contract rent per foot for customers moving out was $16.03 and $16.00 for the three months ended March 31, 2019 and 2018, respectively, and the related square footage for the space they moved out of was 23.1 million and 23.7 million, respectively.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer.  Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $20.0 million and $20.8 million for the three months ended March 31, 2019 and 2018, respectively.  The decline in promotional discounts is due primarily to a lower volume of move-ins combined with lower average move-in rates.

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

We believe that customer trends throughout 2018 and the first three months of 2019 resulted in fewer move-outs and an increased average length of stay.  The increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants, due to more long-term customers that were eligible for rate increases.  The extent to which these positive trends will continue in 2019 is uncertain at this time.

We believe rental revenue growth in the remainder of 2019 will come primarily from continued annual rent increases to existing tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with continued moderate revenue growth in the remainder of 2019.  However, there can be no assurance of continued revenue growth, because current trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many factors which cannot be predicted, such as the level of consumer demand and competition from newly developed and existing facilities.  We are taking a number of actions to improve demand into our system, including increasing marketing spend on the Internet.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 3.9% in the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to increased property tax and marketing expense.

Property tax expense increased 5.0% in the three months ended March 31, 2019 as compared to the same period in 2018.  We expect property tax expense growth of approximately 5.0% in the remainder of 2019 due primarily to higher assessed values and, to a lesser extent, increased tax rates.

On-site property manager payroll expense was stable in the first three months of 2019 as compared to the same period in 2018, with higher wage rates offset partially by lower benefit expenses for the period.  We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2019.  We have been impacted by a tight labor market across the country, as well as increases in minimum wages in certain jurisdictions, and expect additional impacts in the remainder of 2019 as existing minimum wage increases become effective and new increases are enacted.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 3.5% in the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to a reduction in headcount.  We expect inflationary increases in wage rates and increased headcount in the remainder of 2019.

Repairs and maintenance expense increased 10.1% in the three months ended March 31, 2019 as compared to the same period in 2018.  Repair and maintenance costs include snow removal expense totaling $2.8 million and $2.2 million in the three months ended March 31, 2019 and 2018, respectively.  Excluding snow removal costs, repairs and maintenance increased 6.5% in the three months ended March 31, 2019 as compared to the same period in 2018.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  Accordingly, it is difficult to estimate future repairs and maintenance expense.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 3.9% in the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to reduced usage attributable to unseasonably cold weather conditions in the three months ended March 31, 2018.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Marketing expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Marketing expense varies based upon demand, occupancy levels, and other factors.  Television and Internet advertising, in particular, can increase or decrease significantly in the short-term.  Marketing expense increased 27.6% in the three months ended March 31, 2019 as compared to the same period in 2018.  We expect continued increases in marketing expense in 2019 as we seek to improve customer demand for our space, and as cost per click for keyword search terms increases due to more aggressive keyword bidding competition from owners of newly developed facilities, nontraditional storage providers, as well as existing self-storage owners and operators.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office.  These costs increased 3.8% in the three months ended March 31, 2019 as compared to the same period in 2018, due to higher credit card fees.  We expect inflationary increases in other direct property costs in the remainder of 2019.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include information technology, human resources, operational accounting and finance, marketing, and costs of senior executives (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 2.3% in the three months ended March 31, 2019 as compared to the same period in 2018.  We expect approximately flat allocated overhead in the remainder of 2019.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 0.7% in the three months ended March 31, 2019 as compared to the same period in 2018.  We expect modest increases in depreciation expense in the remainder of 2019.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2019	$588,747
2018	$580,057	$590,585	$607,598	$594,302	$2,372,542

Total cost of operations:
2019	$169,187
2018	$162,845	$159,631	$161,324	$130,477	$614,277

Property taxes:
2019	$65,353
2018	$62,226	$62,940	$62,750	$36,550	$224,466

Repairs and maintenance:
2019	$13,414
2018	$12,181	$12,139	$11,903	$12,475	$48,698

Marketing:
2019	$8,780
2018	$6,879	$8,115	$8,246	$9,205	$32,445

REVPAF:
2019	$16.10
2018	$15.86	$16.19	$16.62	$16.25	$16.23

Weighted average realized annual rent per occupied square foot:
2019	$17.41
2018	$17.21	$17.25	$17.72	$17.57	$17.44

Weighted average occupancy levels for the period:
2019	92.5%
2018	92.1%	93.8%	93.8%	92.5%	93.1%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Three Months Ended March 31,
	2019	2018	Change
(Amounts in thousands, except for
Market (number of facilities,		per square foot amounts)
square footage in millions)
Revenues:
Los Angeles (204, 14.1)	$88,623	$86,143	2.9%
San Francisco (127, 7.9)	49,562	48,682	1.8%
New York (87, 6.0)	37,700	36,780	2.5%
Seattle-Tacoma (85, 5.8)	27,466	27,139	1.2%
Washington DC (88, 5.4)	27,513	26,857	2.4%
Miami (81, 5.7)	27,929	28,278	(1.2)%
Atlanta (99, 6.5)	21,564	20,894	3.2%
Dallas-Ft. Worth (98, 6.2)	20,334	20,718	(1.9)%
Chicago (129, 8.1)	28,901	28,990	(0.3)%
Houston (78, 5.3)	17,229	17,877	(3.6)%
Orlando-Daytona (69, 4.3)	14,865	14,624	1.6%
Philadelphia (56, 3.5)	14,304	13,653	4.8%
West Palm Beach (37, 2.4)	10,814	10,752	0.6%
Tampa (50, 3.3)	11,384	11,431	(0.4)%
Portland (43, 2.3)	10,122	10,216	(0.9)%
All other markets (834, 53.0)	180,437	177,023	1.9%
Total revenues	$588,747	$580,057	1.5%

Net operating income:
Los Angeles	$72,366	$70,618	2.5%
San Francisco	39,656	39,108	1.4%
New York	25,141	24,336	3.3%
Seattle-Tacoma	20,926	20,806	0.6%
Washington DC	19,782	19,437	1.8%
Miami	19,767	20,008	(1.2)%
Atlanta	15,774	15,306	3.1%
Dallas-Ft. Worth	13,276	13,920	(4.6)%
Chicago	13,215	14,158	(6.7)%
Houston	10,927	11,795	(7.4)%
Orlando-Daytona	10,522	10,423	0.9%
Philadelphia	9,999	9,427	6.1%
West Palm Beach	7,886	7,807	1.0%
Tampa	7,809	8,013	(2.5)%
Portland	7,512	7,785	(3.5)%
All other markets	125,002	124,265	0.6%
Total net operating income	$419,560	$417,212	0.6%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	2019	2018	Change
Weighted average square foot
occupancy:
Los Angeles	94.9%	94.8%	0.1%
San Francisco	93.8%	94.1%	(0.3)%
New York	93.3%	93.4%	(0.1)%
Seattle-Tacoma	91.7%	92.0%	(0.3)%
Washington DC	91.9%	90.3%	1.8%
Miami	92.1%	92.5%	(0.4)%
Atlanta	92.6%	91.9%	0.8%
Dallas-Ft. Worth	90.9%	90.6%	0.3%
Chicago	89.5%	88.1%	1.6%
Houston	88.5%	91.8%	(3.6)%
Orlando-Daytona	93.7%	94.3%	(0.6)%
Philadelphia	94.6%	93.5%	1.2%
West Palm Beach	93.1%	93.4%	(0.3)%
Tampa	91.8%	92.6%	(0.9)%
Portland	93.4%	93.6%	(0.2)%
All other markets	92.5%	91.6%	1.0%
Total weighted average
square foot occupancy	92.5%	92.1%	0.4%

Realized annual rent per
occupied square foot:
Los Angeles	$25.64	$24.89	3.0%
San Francisco	26.20	25.59	2.4%
New York	25.79	25.18	2.4%
Seattle-Tacoma	20.03	19.75	1.4%
Washington DC	21.15	21.12	0.1%
Miami	20.30	20.45	(0.7)%
Atlanta	13.36	13.04	2.5%
Dallas-Ft. Worth	13.62	13.94	(2.3)%
Chicago	15.18	15.48	(1.9)%
Houston	13.90	13.92	(0.1)%
Orlando-Daytona	13.88	13.59	2.1%
Philadelphia	16.19	15.63	3.6%
West Palm Beach	18.32	18.15	0.9%
Tampa	14.05	13.96	0.6%
Portland	18.36	18.51	(0.8)%
All other markets	13.99	13.86	0.9%
Total realized rent per
occupied square foot	$17.41	$17.21	1.2%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	2019	2018	Change
REVPAF:
Los Angeles	$24.33	$23.61	3.0%
San Francisco	24.57	24.09	2.0%
New York	24.06	23.51	2.3%
Seattle-Tacoma	18.37	18.17	1.1%
Washington DC	19.43	19.06	1.9%
Miami	18.70	18.92	(1.2)%
Atlanta	12.38	11.98	3.3%
Dallas-Ft. Worth	12.38	12.63	(2.0)%
Chicago	13.59	13.65	(0.4)%
Houston	12.30	12.78	(3.8)%
Orlando-Daytona	13.01	12.81	1.6%
Philadelphia	15.32	14.61	4.9%
West Palm Beach	17.06	16.96	0.6%
Tampa	12.90	12.93	(0.2)%
Portland	17.15	17.33	(1.0)%
All other markets	12.94	12.69	2.0%
Total REVPAF	$16.10	$15.86	1.5%

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

Acquired Facilities

The Acquired Facilities represent 71 facilities that we acquired in 2017, 2018, and the first three months of 2019.  As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended March 31,
	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2017 Acquisitions	$7,287	$6,860	$427
2018 Acquisitions	3,724	67	3,657
2019 Acquisitions	197	-	197
Total revenues	11,208	6,927	4,281

Cost of operations (b):
2017 Acquisitions	2,497	2,507	(10)
2018 Acquisitions	2,054	22	2,032
2019 Acquisitions	60	-	60
Total cost of operations	4,611	2,529	2,082

Net operating income:
2017 Acquisitions	4,790	4,353	437
2018 Acquisitions	1,670	45	1,625
2019 Acquisitions	137	-	137
Net operating income	6,597	4,398	2,199
Depreciation and
amortization expense	(6,723)	(5,859)	(864)
Net income	$(126)	$(1,461)	$1,335

At March 31:
Square foot occupancy:
2017 Acquisitions	91.8%	90.6%	1.3%
2018 Acquisitions	82.3%	71.5%	15.1%
2019 Acquisitions	79.2%	-	-
	86.2%	89.1%	(3.3)%
Annual contract rent per
occupied square foot:
2017 Acquisitions	14.89	14.39	3.5%
2018 Acquisitions	11.33	10.88	4.1%
2019 Acquisitions	11.06	-	-
	$13.05	$14.17	(7.9)%

Number of facilities:
2017 Acquisitions	34	34	-
2018 Acquisitions	25	2	23
2019 Acquisitions	12	-	12
	71	36	35
Net rentable square feet (in thousands):
2017 Acquisitions	2,114	2,114	-
2018 Acquisitions	1,629	181	1,448
2019 Acquisitions	768	-	768
	4,511	2,295	2,216

ACQUIRED FACILITIES (Continued)	As of March 31, 2019
Costs to acquire (in thousands):
2017 Acquisitions (c)	$291,329
2018 Acquisitions	181,020
2019 Acquisitions	81,316
$553,665

(a)	Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)

Acquisition costs includes (i) $149.8 million paid for 22 facilities acquired from third parties, (ii) $135.5 million cash paid for the remaining 74.25% interest we did not own in 12 stabilized properties owned by a legacy institutional partnership and (iii) the $6.3 million historical book value of our existing investment in the legacy institutional partnership.

We believe that our management and operating infrastructure allows us to generate higher net operating income from newly acquired facilities than was achieved by the previous owners.  However, it can take 24 or more months for us to fully achieve the higher net operating income and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that we will achieve our expectations with respect to these newly acquired facilities.

The facilities included above under “2017 acquisitions,” “2018 acquisitions,” and “2019 acquisitions” have an aggregate of approximately 4.5 million net rentable square feet, including 0.6 million in each of Virginia and Texas, 0.5 million in Minnesota, 0.3 million in each of Nebraska and Ohio, 0.2 million in each of Kentucky, Indiana, South Carolina, Georgia, California, New York and Florida, and 0.8 million in other states.

For the three months ended March 31, 2019, the weighted average annualized yield on cost, based upon net operating income, for (i) the 22 facilities acquired in 2017 from third parties was 5.7%, (ii) the 12 stabilized facilities owned by a legacy institutional partnership, with respect to the 74.25% interest we acquired was 5.8% and (iii) the 25 properties acquired in 2018 was 3.7%.  The yield for the facilities acquired in 2019 is not meaningful due to our limited ownership period.

Subsequent to March 31, 2019, we acquired or were under contract to acquire ten self-storage facilities (four in Florida, two in Virginia and one each in Arizona, Colorado, Michigan and Texas) with 0.7 net rentable square feet for $116.4 million.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended March 31, 2019 and 2018 totaled $6.7 million and $5.9 million, respectively.  These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate.  With respect to the Acquired Facilities owned at March 31, 2019, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $29.0 million in the year ending December 31, 2019.  There will be additional depreciation with respect to new buildings that are acquired in the remainder of 2019.

Developed and Expanded Facilities

The developed and expanded facilities include 74 facilities that were developed on new sites since January 1, 2013, and 62 facilities subject to expansion of their net rentable square footage.  Of these expansions, 28 are completed at March 31, 2019 and 34 are currently in process or are expected to commence renovation in 2019.

The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED	Three Months Ended March 31,
FACILITIES	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2013 - 2015	$6,798	$6,401	$397
Developed in 2016 and 2017	9,877	7,087	2,790
Developed in 2018 and 2019	2,395	33	2,362
Completed Expansions	6,981	5,712	1,269
Expansions in process	8,339	9,034	(695)
Total revenues	34,390	28,267	6,123

Cost of operations (b):
Developed in 2013 - 2015	2,035	2,099	(64)
Developed in 2016 and 2017	4,638	3,820	818
Developed in 2018 and 2019	2,338	235	2,103
Completed Expansions	2,835	2,176	659
Expansions in process	2,752	2,711	41
Total cost of operations	14,598	11,041	3,557

Net operating income:
Developed in 2013 - 2015	4,763	4,302	461
Developed in 2016 and 2017	5,239	3,267	1,972
Developed in 2018 and 2019	57	(202)	259
Completed Expansions	4,146	3,536	610
Expansions in process	5,587	6,323	(736)
Net operating income	19,792	17,226	2,566
Depreciation and
amortization expense	(12,217)	(8,987)	(3,230)
Net income	$7,575	$8,239	$(664)

At March 31:
Square foot occupancy:
Developed in 2013 - 2015	91.4%	90.4%	1.1%
Developed in 2016 and 2017	76.5%	61.2%	25.0%
Developed in 2018 and 2019	42.0%	13.1%	220.6%
Completed Expansions	51.5%	75.2%	(31.5)%
Expansions in process	81.6%	89.4%	(8.7)%
	66.9%	72.8%	(8.1)%
Annual contract rent per occupied square foot:
Developed in 2013 - 2015	$15.55	$14.88	4.5%
Developed in 2016 and 2017	12.24	11.80	3.7%
Developed in 2018 and 2019	10.62	13.22	(19.7)%
Completed Expansions	14.82	16.59	(10.7)%
Expansions in process	16.75	17.15	(2.3)%
	$14.03	$14.75	(4.9)%

DEVELOPED AND EXPANDED	Three Months Ended March 31,
FACILITIES (Continued)	2019	2018	Change
	(Amounts in thousands, except for number of facilities)
Number of facilities:
Developed in 2013 - 2015	20	20	-
Developed in 2016 and 2017	32	32	-
Developed in 2018 and 2019	22	4	18
Completed Expansions	28	28	-
Expansions in process	34	34	-
	136	118	18

Net rentable square feet (c):
Developed in 2013 - 2015	1,877	1,877	-
Developed in 2016 and 2017	4,181	4,181	-
Developed in 2018 and 2019	2,513	451	2,062
Completed Expansions	3,756	1,856	1,900
Expansions in process	2,345	2,290	55
	14,672	10,655	4,017

	As of March 31, 2019
Costs to develop:
Developed in 2013 - 2015	$188,049
Developed in 2016 and 2017	497,456
Developed in 2018 and 2019	314,734
Completed Expansions (d)	223,754
Expansions in process (e)	-
	$1,223,993
(a)	Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)

The facilities included above have an aggregate of approximately 14.7 million net rentable square feet at March 31, 2019, including 6.4 million in Texas, 2.4 million in California, 1.6 million in Florida, 1.2 million in Colorado, 0.4 million each of Washington, Arizona, North Carolina and Minnesota, and 1.5 million in other states.

(d)

These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

(e)

We expect to add 2.7 million net rentable square feet to these facilities at an aggregate cost of approximately $318.1 million, not including (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

It typically takes at least three to four years for a newly developed or expanded self-storage facility to stabilize with respect to revenues.  Even after achieving a high level of physical occupancy, which occurs as early as two to three years following completion of the development or expansion, there can still be a period of elevated revenue growth as the tenant base matures.  Our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses in general and administrative expense.  Despite this short-term dilution, we believe that our development and expansion activities generate favorable risk-adjusted returns over the long run.

Newly Developed Facilities

The facilities included under “Developed in 2013-2015” were opened in 2013, 2014, and 2015, and we believe they have reached stabilization at March 31, 2019.  The annualized yield on cost, based upon the net operating income for the three months ended March 31, 2019, was 10.1%.

The facilities included under “Developed in 2016 and 2017” and “Developed in 2018 and 2019” are not stabilized with respect to occupancy or revenues at March 31, 2019, and we expect continued growth in these facilities throughout 2019 and beyond as they continue to stabilize.  The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property such as consumer demand and the level of new and existing supply.  Accordingly, the yields on the facilities opened in 2013, 2014, and 2015 may not be indicative of these yield on cost to be achieved on these facilities.

We have eleven additional newly developed facilities in process, which will have a total of 1.2 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $194.3 million.  We expect these facilities to open over the next 18 months.

Expansions of Existing Facilities

The expansion of an existing facility involves the construction of new space on an existing facility, either on existing unused land or through the demolition of existing buildings in order to facilitate densification.  The construction costs for an expanded facility may include, in addition to adding space, adding amenities such as climate control to existing space, improving the visual appeal of the facility, and to a much lesser extent, the replacement of existing doors, roofs, and HVAC.

The return profile on the expansion of existing facilities differs from a new facility, due to a lack of land cost, and there can be less cash flow risk because we have more direct knowledge of the local demand for space on the site as compared to a new facility.  However, expansions involve the demolition of existing revenue-generating space with the loss of the related revenues for tenants that have moved our during the construction and fill-up period.

The facilities under “completed expansions” represent those facilities where the expansions have been completed at March 31, 2019.  We incurred a total of $223.8 million in direct cost to expand these facilities, demolished a total of 0.8 million net rentable square feet of storage space, and built a total of 2.7 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process or that we expect to commence development in 2019.  We have already demolished a total of 0.2 million net rentable square feet at March 31, 2019, we expect to demolish an additional 0.3 million net rentable square feet, and we expect to build a total of 2.7 million net rentable square feet of storage space for an aggregate direct development cost of $318.1 million.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities for the three months ended March 31, 2019 and 2018 totaled $12.2 million and $9.0 million, respectively.  These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings.  With respect to the Developed and Expanded Facilities completed at March 31, 2019, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $50.9 million in the year ending December 31, 2019.  There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2019.

Other non-same store facilities

The facilities under “Other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2017, due primarily to casualty events such as hurricanes, floods, and fires.

The Other non-same store facilities have an aggregate of 5.4 million net rentable square feet, including 1.1 million in Texas, 0.8 million in Oklahoma, 0.7 million in California, 0.6 million in each of Ohio and South Carolina, 0.5 million in Florida and 1.1 million other states.

The net operating income for these facilities increased from $10.5 million in the three months ended March 31, 2018 to $10.8 million in the three months ended March 31, 2019.  During the three months ended March 31, 2019, the average occupancy for these facilities totaled 87.8% (86.4% for the same period in 2018), and the realized rent per occupied square feet totaled $13.01 ($13.34 for the same period in 2018).

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities.  However, in the short run, year over year will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the Other non-same store facilities for the three months ended March 31, 2019 and 2018 totaled $7.2 million and $8.0 million, respectively.  We expect depreciation for these facilities to approximate $28.8 million for the year ending December 31, 2019.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$31,593	$30,837	$756
Merchandise	7,037	7,550	(513)
Total revenues	38,630	38,387	243

Cost of Operations:
Tenant reinsurance	6,251	6,200	51
Merchandise	4,294	4,440	(146)
Total cost of operations	10,545	10,640	(95)

Net income
Tenant reinsurance	25,342	24,637	705
Merchandise	2,743	3,110	(367)

Total net income	$28,085	$27,747	$338

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

Tenant reinsurance revenue increased from $30.8 million for the three months ended March 31, 2018 to $31.6 million in the three months ended March 31, 2019, due primarily to an increase in our tenant base with respect  to acquired, newly developed, and expanded facilities.

Tenant insurance revenues include $27.2 million in each of the three month periods ended March 31, 2019 and 2018, for the Same Store Facilities.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.  Cost of operations were $6.3 million and $6.2 million in the three months ended March 31, 2019 and 2018, respectively.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2019.

Equity in earnings of unconsolidated real estate entities

At March 31, 2019, we have equity investments in PSB and Shurgard Europe, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$13,720	$23,831	$(10,111)
Shurgard Europe	3,952	6,964	(3,012)
Total equity in earnings	$17,672	$30,795	$(13,123)

Investment in PSB: At March 31, 2019 and December 31, 2018, we had approximately a 42% common equity interest in PS Business Parks, Inc. (“PSB”), comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2019, PSB wholly-owned approximately 28.3 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB totaled $13.7 million and $23.8 million for the three months ended March 31, 2019 and 2018, respectively.  Included in the amount for three months ended March 31, 2018 is our equity share of gains on sale of real estate totaling $10.9 million.

Equity in earnings from PSB, excluding the aforementioned real estate gains, increased $0.8 million in the three months ended March 31, 2019 as compared to 2018 due to improved property operations.  See Note 4 to our

March 31, 2019 financial statements for further discussion regarding PSB.  PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.  Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard Europe: At March 31, 2019 and December 31, 2018, we have an approximate 35% equity share in Shurgard Europe’s net income, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares.

On July 13, 2018, Shurgard Europe paid a cash distribution totaling $296.7 million, of which we received our 49% equity share totaling $145.4 million.  On October 15, 2018, Shurgard Europe completed an initial global offering (the “Offering”), and its shares commenced trading on Euronext Brussels under the “SHUR” symbol.  In the Offering, Shurgard Europe issued 25.0 million of its common shares to third parties at a price of €23 per share, for an aggregate of €575 million in gross proceeds.  Our ownership interest was reduced from 49% to approximately 35% as a result of the Offering.

At March 31, 2019, Shurgard Europe’s operations are comprised of 231 wholly-owned facilities with 13 million net rentable square feet.  As described in more detail in Note 4 to our March 31, 2019 financial statements, we receive trademark license fees from Shurgard Europe.  Shurgard Europe’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.  Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Our equity in earnings from Shurgard Europe totaled $4.0 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively.  The decrease in the three months ended March 31, 2019 as compared to the same period in 2018 is due primarily to the effect of uninvested equity Offering proceeds and a reduction in average exchange rates of the U.S. Dollar to the Euro from 1.229 to 1.136 in the three months ended March 31, 2018 and 2019, respectively.  Prior to the impact of changes in exchange rates, property operations improved due to increased same store operations and the impact of newly acquired facilities.

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

We expect year-over-year reductions in ongoing equity earnings from Shurgard Europe in the remainder of 2019, assuming a portion of the proceeds of the Offering remain uninvested.  Shurgard Europe also expects to begin distributing a substantial portion of its earnings to its shareholders, which will result in reduced cash available to reinvest in real estate.  Our future earnings from Shurgard Europe will also be affected by (i) the operating results of its existing facilities, (ii) the level of development and acquisition activities, (iii) income tax rates, and (iv) the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business (principally the Euro).

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)

Share-based compensation expense	$7,594	$16,910	$(9,316)
Costs of senior executives	1,328	3,570	(2,242)
Development and acquisition costs	2,067	2,333	(266)
Tax compliance costs and taxes paid	1,433	1,348	85
Legal costs	3,704	1,744	1,960
Public company costs	1,512	1,219	293
Other costs	1,865	4,396	(2,531)
Total	$19,503	$31,520	$(12,017)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes.  Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that Ron Havner, our CEO and John Reyes, our CFO at the time were retiring from their executive roles at the end of 2018 and would serve only as Trustees of the Company.  Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods during their service as Trustees.  For financial reporting, the end of the service periods for previous stock option and RSU grants for these executives have changed from (i) the various vesting dates to (ii) December 31, 2018.  Accordingly, all remaining share-based compensation expense for these two executives was amortized through the end of 2018.  Included in the three months ended March 31, 2018 is approximately $7.8 million in incremental share-based compensation expense for the planned retirement of our former CEO and CFO.  The remaining $1.5 million decrease in share-based compensation expense is due to a reduction in ongoing share-based compensation awards.  See Note 10 to our March 31, 2019 financial statements for further information on our share-based compensation.  We expect a reduction in share-based compensation expense in the remainder of 2019 as compared to 2018.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities.  The amounts in the above table are net of $3.1 million for each of the three month periods ended March 31, 2019 and 2018, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.  Development and acquisition costs are expected to remain stable in the remainder of 2019.

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

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Amounts attributable to our commercial operations and property management operations totaled $2.7 million and $2.8 million in the three months ended March 31, 2019 and 2018, respectively.  The increase in interest and other income is attributable to higher interest rates on uninvested cash balances.  We do not expect any significant changes in interest and other income in 2019.

Interest expense:  For the three months ended March 31, 2019 and 2018, we incurred $9.3 million, and $9.5 million, respectively, of interest on our outstanding debt.  In determining interest expense, these amounts were offset by capitalized interest of $1.2 million and $1.4 million during the three months ended March 31, 2019 and 2018, respectively, associated with our development activities.  At March 31, 2019, we had $1.4 billion of debt outstanding, with an average interest rate of 2.6%.  See Note 6 to our March 31, 2019 financial statements for further information on our debt balances.

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes bearing interest at an annual rate of 3.385% maturing on May 1, 2029.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss):  For the three months ended March 31, 2019, we recorded a foreign currency translation gain of $7.8 million, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (loss of $11.8 million for the same period in 2018).  The Euro was translated at exchange rates of approximately 1.122 U.S. Dollars per Euro at March 31, 2019, 1.144 at December 31, 2018, 1.232 at March 31, 2018 and 1.198 at December 31, 2017.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales:  In the three months ended March 31, 2018, we recorded gains totaling $424,000, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions increased from $54.1 million in the three months ended March 31, 2018 to $55.0 million in the same period in 2019, due to higher average preferred shares outstanding.  We also allocated $8.5 million of income from our common shareholders to the holders of our preferred shares in the three months ended March 31, 2019 in connection with the redemption of our Series Y Preferred Shares.  Based upon our preferred shares outstanding at March 31, 2019, our quarterly distribution to our preferred shareholders is expected to be approximately $53.5 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of March 31, 2019 and May 1, 2019, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.9 million of outstanding letters of credit which limits our borrowing capacity to $484.1 million.

On April 19, 2019, we amended our revolving line of credit to (i) extend the maturity date from March 31, 2020 to April 19, 2024, (ii) decrease the current effective borrowing spread over LIBOR from 0.850% to 0.70%, and (iii) decrease the current effective facility fee from 0.080% to 0.070%.  All other terms remain substantially the same.

Over the long-term, we expect to fund our capital requirements with retained operating cash flow, the issuance of additional medium or long-term debt, and proceeds from the issuance of common and preferred securities.  We will select among these sources of capital based upon availability, relative cost, the desire for leverage, refinancing risk, and considering potential constraints caused by certain features of capital sources, such as debt covenants.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.

As of March 31, 2019, we expect capital resources over the next year of approximately $1.4 billion, which exceeds our currently identified capital needs of approximately $415.0 million.  Our expected capital resources include: (i) $218.0 million of cash as of March 31, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, (iii) $496.9 million in net proceeds from the public issuance of senior unsecured notes on April 12, 2019, and (iv) approximately $200 million to $250 million of expected retained operating cash flow in the next year.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $116.4 million in property acquisitions currently under contract and $298.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months.  We have no substantial principal payments on debt until 2022.  Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties.  In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of March 31, 2019, our outstanding debt totaled approximately $1.4 billion, consisting of $28.7 million of secured debt, $383.7 million of Euro-denominated unsecured debt and $1.0 billion of U.S. Dollar denominated unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2019	$1,448
2020	2,015
2021	1,890
2022	502,584
2023	19,226
Thereafter	885,274
$1,412,437

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

Capital expenditures totaled $30.2 million in the first three months of 2019, and are expected to approximate $200 million in the year ending December 31, 2019.  Our capital expenditures for 2019 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives.  Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes.  Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs.  The amount and extent to which these expenditures will continue after 2019 is uncertain at this time.

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

On April 24, 2019, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $348 million, which will be paid at the end of June 2019.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2019, to be approximately $214.1 million per year.

We estimate we will pay approximately $7.0 million per year in distributions to noncontrolling interests outstanding at March 31, 2019.

Real Estate Investment Activities: Subsequent to March 31, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) ten self-storage facilities for $116.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2019 we had development and expansion projects at a total cost of approximately $512.4 million.  Costs incurred through March 31, 2019 were $213.8 million, with the remaining cost to complete of

$298.6 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt.  As of May 1, 2019, we have the following additional series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares ($288 million), our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million).  Our 6.000% Series Z Preferred Shares ($288 million) become callable on June 4, 2019.  Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2019, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 1, 2019, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2019 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2019	2020	2021	2022	2023	Thereafter

Interest and principal payments
on debt (1)	$1,635,199	$28,624	$38,161	$37,934	$535,078	$42,807	$952,595

Leases and other commitments (2)	70,975	3,223	4,268	4,314	3,693	3,461	52,016

Construction commitments (3)	99,098	81,978	17,120	-	-	-	-

Total	$1,805,272	$113,825	$59,549	$42,248	$538,771	$46,268	$1,004,611

(1)

Represents contractual principal and interest payments.  Amounts with respect to certain Euro-denominated debt are based upon exchange rates at March 31, 2019.  See Note 6 to our March 31, 2019 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at March 31, 2019.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2019 to be approximately $214.1 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2019, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.4 billion and represents 15.5% of the book value of our equity at March 31, 2019.

We have foreign currency exposure at March 31, 2019 related to (i) our investment in Shurgard Europe, with a book value of $351.2 million and (ii) €342.0 million ($383.7 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at March 31, 2019 is approximately $1.4 billion.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.6% at March 31, 2019.  See Note 6 to our March 31, 2019 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total

Fixed rate debt	$1,448	$2,015	$1,890	$502,584	$19,226	$885,274	$1,412,437

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2018, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through May 1, 2019, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2019.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 11,400,000 of our Series Y preferred shares in March 2019, at $25.00 per share.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1

Articles Supplementary for the 5.600% Cumulative Preferred Shares of Beneficial Interest, Series H (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2019 and incorporated herein by reference).

4.1

Second Supplemental Indenture, dated as of April 12, 2019, between Public Storage and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference).

10.1

Second Amended and Restated Credit Agreement, dated as of April 19, 2019, by and among the Company, the financial institutions party thereto and their permitted assigns, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2019 and incorporated herein by reference).

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

4
DATED: May 1, 2019 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)