Form 10-Q
period 2019-06-30
Public Storage
filed 2019-07-30
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-33519

Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080.

Title of Class	Trading Symbol	Name of exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cum Pref Share, Series U, $0.01 par value	PSAPrU	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cum Pref Share, Series V, $0.01 par value	PSAPrV	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series W, $0.01 par value	PSAPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series X, $0.01 par value	PSAPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.875% Cum Pref Share, Series A, $0.01 par value	PSAPrA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cum Pref Share, Series B, $0.01 par value	PSAPrB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 29, 2019:

Common Shares of beneficial interest, $0.10 par value per share – 174,597,753 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2019 and December 31, 2018	1

	Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018	3

	Statements of Equity for the Three and Six Months Ended June 30, 2019 and 2018	4-7

	Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	8-9

	Condensed Notes to Financial Statements	10-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6.	Exhibits	62

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)

Cash and equivalents	$360,331	$361,218
Real estate facilities, at cost:
Land	4,116,718	4,047,982
Buildings	11,665,027	11,248,862
	15,781,745	15,296,844
Accumulated depreciation	(6,375,132)	(6,140,072)
	9,406,613	9,156,772
Construction in process	191,874	285,339
	9,598,487	9,442,111

Investments in unconsolidated real estate entities	778,523	783,988
Goodwill and other intangible assets, net	210,178	209,856
Other assets	165,772	131,097
Total assets	$11,113,291	$10,928,270

LIABILITIES AND EQUITY

Notes payable	$1,908,110	$1,412,283
Accrued and other liabilities	410,671	371,259
Total liabilities	2,318,781	1,783,542

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
149,500 shares issued (in series) and outstanding, (161,000 at
December 31, 2018), at liquidation preference	3,737,500	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,294,523 shares issued and outstanding (174,130,881 shares at
December 31, 2018)	17,429	17,413
Paid-in capital	5,729,945	5,718,485
Accumulated deficit	(648,391)	(577,360)
Accumulated other comprehensive loss	(67,549)	(64,060)
Total Public Storage shareholders’ equity	8,768,934	9,119,478
Noncontrolling interests	25,576	25,250
Total equity	8,794,510	9,144,728
Total liabilities and equity	$11,113,291	$10,928,270

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Self-storage facilities	$669,339	$645,206	$1,319,747	$1,276,743
Ancillary operations	41,611	40,322	80,241	78,709
	710,950	685,528	1,399,988	1,355,452

Expenses:
Self-storage cost of operations	196,083	179,876	389,739	362,063
Ancillary cost of operations	11,653	11,101	22,198	21,741
Depreciation and amortization	126,859	119,777	248,800	237,756
General and administrative	15,264	31,329	34,767	62,849
Interest expense	12,254	8,388	20,397	16,495
	362,113	350,471	715,901	700,904

Interest and other income	8,582	6,328	15,547	11,872
Equity in earnings of unconsolidated real estate entities	18,914	41,963	36,586	72,758
Foreign currency exchange (loss) gain	(5,218)	21,944	2,573	10,126
Gain on sale of real estate	341	-	341	424
Net income	371,456	405,292	739,134	749,728
Allocation to noncontrolling interests	(1,400)	(1,490)	(2,557)	(2,929)
Net income allocable to Public Storage shareholders	370,056	403,802	736,577	746,799
Allocation of net income to:
Preferred shareholders - distributions	(53,525)	(54,077)	(108,537)	(108,158)
Preferred shareholders - redemptions (Note 8)	(8,861)	-	(17,394)	-
Restricted share units	(1,259)	(1,425)	(2,492)	(2,522)
Net income allocable to common shareholders	$306,411	$348,300	$608,154	$636,119
Net income per common share:
Basic	$1.76	$2.00	$3.49	$3.66
Diluted	$1.76	$2.00	$3.49	$3.65

Basic weighted average common shares outstanding	174,253	173,932	174,215	173,912
Diluted weighted average common shares outstanding	174,542	174,224	174,459	174,186

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2019		2018	2019	2018

Net income	$371,456	$405,292	$739,134	$749,728
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss) gain	(6,796)	8,194	(916)	589
Adjust for aggregate foreign currency exchange
loss (gain) included in net income	5,218	(21,944)	(2,573)	(10,126)
Other comprehensive loss	(1,578)	(13,750)	(3,489)	(9,537)
Total comprehensive income	369,878	391,542	735,645	740,191
Allocation to noncontrolling interests	(1,400)	(1,490)	(2,557)	(2,929)
Comprehensive income allocable to
Public Storage shareholders	$368,478	$390,052	$733,088	$737,262

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended June 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at March 31, 2019	$4,025,000	$17,422	$5,708,699	$(615,329)	$(65,971)	$9,069,821	$24,800	$9,094,621
Redemption of 11,500 preferred shares (Note 8)	(287,500)	-	-	-	-	(287,500)	-	(287,500)
Issuance of common shares in connection with
share-based compensation (79,231 shares)	-	7	15,790	-	-	15,797	-	15,797
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	5,456	-	-	5,456	-	5,456
Contributions by noncontrolling interests	-	-	-	-	-	-	1,106	1,106
Net income	-	-	-	371,456	-	371,456	-	371,456
Net income allocated to noncontrolling interests	-	-	-	(1,400)	-	(1,400)	1,400	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(53,525)	-	(53,525)	-	(53,525)
Noncontrolling interests	-	-	-	-	-	-	(1,730)	(1,730)
Common shares and restricted share units
($2.00 per share)	-	-	-	(349,593)	-	(349,593)	-	(349,593)
Other comprehensive loss (Note 2)	-	-	-	-	(1,578)	(1,578)	-	(1,578)
Balances at June 30, 2019	$3,737,500	$17,429	$5,729,945	$(648,391)	$(67,549)	$8,768,934	$25,576	$8,794,510

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at March 31, 2018	$4,025,000	$17,393	$5,655,267	$(735,806)	$(70,851)	$8,891,003	$24,787	$8,915,790
Issuance of common shares in connection with
share-based compensation (9,276 shares)	-	1	731	-	-	732	-	732
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	17,080	-	-	17,080	-	17,080
Contributions by noncontrolling interests	-	-	-	-	-	-	49	49
Net income	-	-	-	405,292	-	405,292	-	405,292
Net income allocated to noncontrolling interests	-	-	-	(1,490)	-	(1,490)	1,490	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(54,077)	-	(54,077)	-	(54,077)
Noncontrolling interests	-	-	-	-	-	-	(1,340)	(1,340)
Common shares and restricted share units
($2.00 per share)	-	-	-	(348,984)	-	(348,984)	-	(348,984)
Other comprehensive loss (Note 2)	-	-	-	-	(13,750)	(13,750)	-	(13,750)
Balances at June 30, 2018	$4,025,000	$17,394	$5,673,078	$(735,065)	$(84,601)	$8,895,806	$24,986	$8,920,792

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Six Months Ended June 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 11,400 preferred shares (Note 8)	285,000	-	(8,277)	-	-	276,723	-	276,723
Redemption of 22,900 preferred shares (Note 8)	(572,500)	-	-	-	-	(572,500)	-	(572,500)
Issuance of common shares in connection with
share-based compensation (163,642 shares) (Note 10)	-	16	17,374	-	-	17,390	-	17,390
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	2,363	-	-	2,363	-	2,363
Contributions by noncontrolling interests	-	-	-	-	-	-	1,302	1,302
Net income	-	-	-	739,134	-	739,134	-	739,134
Net income allocated to noncontrolling interests	-	-	-	(2,557)	-	(2,557)	2,557	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(108,537)	-	(108,537)	-	(108,537)
Noncontrolling interests	-	-	-	-	-	-	(3,533)	(3,533)
Common shares and restricted share units
($4.00 per share)	-	-	-	(699,071)	-	(699,071)	-	(699,071)
Other comprehensive loss (Note 2)	-	-	-	-	(3,489)	(3,489)	-	(3,489)
Balances at June 30, 2019	$3,737,500	$17,429	$5,729,945	$(648,391)	$(67,549)	$8,768,934	$25,576	$8,794,510

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Six Months Ended June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (83,665 shares)	-	9	1,690	-	-	1,699	-	1,699
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	22,989	-	-	22,989	-	22,989
Contributions by noncontrolling interests	-	-	-	-	-	-	752	752
Net income	-	-	-	749,728	-	749,728	-	749,728
Net income allocated to noncontrolling interests	-	-	-	(2,929)	-	(2,929)	2,929	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(108,158)	-	(108,158)	-	(108,158)
Noncontrolling interests	-	-	-	-	-	-	(3,055)	(3,055)
Common shares and restricted share units
($4.00 per share)	-	-	-	(697,995)	-	(697,995)	-	(697,995)
Other comprehensive loss (Note 2)	-	-	-	-	(9,537)	(9,537)	-	(9,537)
Balances at June 30, 2018	$4,025,000	$17,394	$5,673,078	$(735,065)	$(84,601)	$8,895,806	$24,986	$8,920,792

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2019		2018
Cash flows from operating activities:
Net income	$739,134	$749,728
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(341)	(424)
Depreciation and amortization	248,800	237,756
Equity in earnings of unconsolidated real estate entities	(36,586)	(72,758)
Distributions from retained earnings of unconsolidated
real estate entities	38,562	25,288
Foreign currency exchange gain	(2,573)	(10,126)
Share-based compensation expense	12,374	33,231
Other	15,824	16,577
Total adjustments	276,060	229,544
Net cash flows from operating activities	1,015,194	979,272
Cash flows from investing activities:
Payments for capital expenditures to maintain real estate facilities for:
Costs incurred during the period	(61,630)	(44,189)
Costs incurred in previous periods	(9,391)	(12,728)
Payments for development and expansion of real estate facilities for:
Costs incurred during the period	(75,751)	(121,188)
Costs incurred in previous periods	(70,624)	(45,939)
Acquisition of real estate facilities and intangible assets	(196,185)	(33,930)
Proceeds from sale of real estate investments	438	1,947
Net cash flows used in investing activities	(413,143)	(256,027)
Cash flows from financing activities:
Repayments on notes payable	(948)	(882)
Issuance of notes payable, net of issuance costs	496,900	-
Issuance of preferred shares	276,723	-
Issuance of common shares	17,390	1,699
Redemption of preferred shares	(572,500)	-
Cash paid upon vesting of restricted share units	(10,011)	(10,242)
Contributions by noncontrolling interests	1,302	752
Distributions paid to Public Storage shareholders	(807,608)	(806,153)
Distributions paid to noncontrolling interests	(3,533)	(3,055)
Net cash flows used in financing activities	(602,285)	(817,881)
Net cash flows from operating, investing, and financing activities	(234)	(94,636)
Net effect of foreign exchange translation	46	13
Decrease in cash and equivalents, including restricted cash	$(188)	$(94,623)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2019		2018

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$361,218	$433,376
Restricted cash included in other assets	22,801	22,677
	$384,019	$456,053

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$360,331	$338,419
Restricted cash included in other assets	23,500	23,011
	$383,831	$361,430

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(10,929)	$(9,038)
Construction or expansion of real estate facilities	(53,955)	(43,158)
Accrued and other liabilities	64,884	52,196

Real estate acquired in exchange for assumption of notes payable	(1,817)	-
Notes payable assumed in connection with acquisition of real estate	1,817	-

Other disclosures:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	-	149
Investments in unconsolidated real estate entities	3,489	9,396
Notes payable	(2,527)	(10,121)
Accumulated other comprehensive (loss) gain	(916)	589

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

At June 30, 2019, we have direct and indirect equity interests in 2,456 self-storage facilities (with approximately 166 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”, referred to in previous filings as “Shurgard Europe”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 231 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an aggregate approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 28 million aggregate net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

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

Certain amounts previously reported in our June 30, 2018 financial statements have been reclassified to conform to the June 30, 2019 presentation, including separate presentation on our Statements of Cash Flows of our cash payments for real estate investments between cash paid for amounts incurred during the current period and amounts incurred during previous periods.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Collectively, at June 30, 2019, the Company and the Subsidiaries own 2,456 self-storage facilities and three commercial facilities in the U.S. At June 30, 2019, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2019, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Costs associated with dispositions of real estate, as well as repairs and maintenance costs, are expensed as incurred. We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

When we sell a full or partial interest in a real estate facility without retaining a controlling interest following sale, we recognize a gain or loss on sale as if 100% of the property was sold at fair value. If we retain a controlling interest following the sale, we record a noncontrolling interest for the book value of the partial interest sold, and recognize additional paid-in capital for the difference between the consideration received and the partial interest at book value.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

At June 30, 2019, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at June 30, 2019 and December 31, 2018. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2019 and December 31, 2018. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period. At June 30, 2019, these intangibles had a net book value of $16.8 million ($16.5 million at December 31, 2018). Accumulated amortization totaled $29.2 million at June 30, 2019 ($28.9 million at December 31, 2018), and amortization expense of $8.4 million and $8.8 million was recorded in the six months ended June 30, 2019 and 2018, respectively. The estimated future amortization expense for our finite-lived intangible assets at June 30, 2019 is approximately $6.7 million in the remainder of 2019, $5.0 million in 2020 and $5.1 million thereafter. During the six months ended June 30, 2019, intangibles increased $8.7 million in connection with the acquisition of self-storage facilities (Note 3).

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

June 30, 2019

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.137 U.S. Dollars per Euro at June 30, 2019 (1.144 at December 31, 2018), and average exchange rates of 1.124 and 1.192 for the three months ended June 30, 2019 and 2018, respectively, and average exchange rates of 1.130 and 1.210 for the six months ended June 30, 2019 and 2018, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period. The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard and our unsecured notes denominated in Euros.

Recent Accounting Pronouncements and Guidance

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified-retrospective approach to adoption and became effective for interim and annual periods beginning on January 1, 2019. In July 2018, the FASB further amended this standard to allow for a new transition method that offers the option to use the effective date as the date of initial application and not adjust the comparative-period financial information. We adopted the new standard effective January 1, 2019, using the new transition method, recording a total of $38.7 million in right of use assets, reflected in other assets, and substantially the same amount in lease liabilities, reflected in

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

accrued and other liabilities, for leases where we are the lessee (principally ground leases and office leases). The lease liabilities are recognized based on the present value of the remaining lease payments for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate. We estimated the incremental borrowing rate primarily by reference to average yield spread on debt issuances by companies of a similar credit rating as us, and the treasury yields as of January 1, 2019. We had no material amount of leases covered by the standard where we are the lessor (principally our storage leases) because substantially all of such leases are month to month. For leases where we are the lessee or the lessor, we applied (i) the package of practical expedients to not reassess prior conclusions related to contracts that are or that contain leases, lease classification and initial direct costs, (ii) the hindsight practical expedient to determine the lease term and in assessing impairment of the right of use assets, and (iii) the easement practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under this new standard. In addition, for leases where we are the lessee, we also elected to (a) not apply the new standard to our leases with an original term of 12 months or less, and (b) not separate lease and associated non-lease components.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,253	173,932	174,215	173,912
Net effect of dilutive stock options -
based on treasury stock method	289	292	244	274
Diluted weighted average common
shares outstanding	174,542	174,224	174,459	174,186

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2019 is as follows:

Six Months Ended
June 30, 2019
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$15,296,844
Costs incurred for capital expenditures to maintain real estate facilities	72,559
Acquisitions	189,273
Dispositions	(102)
Developed or expanded facilities opened for operation	223,171
Ending balance	15,781,745
Accumulated depreciation:
Beginning balance	(6,140,072)
Depreciation expense	(235,065)
Dispositions	5
Ending balance	(6,375,132)
Construction in process:
Beginning balance	285,339
Costs incurred for development and expansion of real estate facilities	129,706
Developed or expanded facilities opened for operation	(223,171)
Ending balance	191,874
Total real estate facilities at June 30, 2019	$9,598,487

During the six months ended June 30, 2019, we acquired 22 self-storage facilities (1,428,000 net rentable square feet), for a total cost of $198.0 million, consisting of $196.2 million in cash and the assumption of $1.8 million in mortgage notes. Approximately $8.7 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $223.2 million during the six months ended June 30, 2019, adding 2.7 million net rentable square feet of self-storage space. Construction in process at June 30, 2019 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the six months ended June 30, 2019, we paid a total of $146.4 million with respect to the development and expansion of real estate facilities, including $70.6 million to repay amounts accrued at December 31, 2018 ($167.1 million during the six months ended June 30, 2018, including $45.9 million to repay amounts accrued at December 31, 2017). Of the $129.7 million in costs incurred during the six months ended June 30, 2019, $54.0 million remains unpaid at June 30, 2019.

During the six months ended June 30, 2019, we paid a total of $71.0 million with respect to capital expenditures to maintain real estate facilities, including $9.4 million to repay amounts accrued at December 31, 2018 ($56.9 million during the six months ended June 30, 2018, including $12.7 million to repay amounts accrued at December 31, 2017). Of the $72.6 million in costs incurred during the six months ended June 30, 2019, $10.9 million remains unpaid at June 30, 2019.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2019	December 31, 2018

PSB	$432,743	$434,533
Shurgard	345,780	349,455
Total	$778,523	$783,988

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

PSB	$14,864	$36,612	$28,584	$60,443
Shurgard	4,050	5,351	8,002	12,315
Total	$18,914	$41,963	$36,586	$72,758

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an aggregate approximately 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at June 30, 2019 ($168.53 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.4 billion.

Our equity in earnings of PSB is comprised of our equity interest in PSB’s earnings, less amortization of the PSB Basis Differential (defined below).

During the six months ended June 30, 2019 and 2018, we received cash distributions from PSB totaling $30.4 million and $24.6 million, respectively.

At June 30, 2019, our pro-rata investment in PSB’s real estate assets included in investment in real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $31.9 million ($32.3 million at December 31, 2018). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.4 million and $0.9 million during the six months ended June 30, 2019 and 2018, respectively.

PSB’s filings and selected financial information can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing, prior to October 15, 2018, an approximate 49% equity interest in Shurgard. On October 15, 2018, Shurgard completed an initial global offering (the “Offering”), issuing 25.0 million of its common shares to third parties at a price of €23 per share, reducing our ownership interest to approximately 35%. Following the Offering, Shurgard’s shares trade on Euronext Brussels under the “SHUR” symbol.

Based upon the closing price at June 30, 2019 (€31.80 per share of SHUR common stock, at 1.137 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.1 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. The remaining license fees we receive from Shurgard are classified as interest and other income on our income statement.

Shurgard paid dividends to its public shareholders during the six months ended June 30, 2019 of €0.22 per share. The aggregate dividends we received totaling $7.7 million in the six months ended June 30, 2019, combined with our equity share of trademark license fees collected from Shurgard, totaling $0.5 million and $0.7 million in the six months ended June 30, 2019 and 2018, are reflected as “distributions from retained earnings of unconsolidated real estate entities” on our statements of cash flows.

Changes in foreign currency exchange rates decreased our investment in Shurgard by approximately $3.5 million and $9.4 million in the six months ended June 30, 2019 and 2018, respectively.

Shurgard’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which was amended on April 19, 2019 to (i) extend the maturity date from March 31, 2020 to April 19, 2024, (ii) decrease the current effective borrowing spread over LIBOR from 0.850% to 0.70%, and (iii) decrease the current effective facility fee from 0.080% to 0.070%. All other terms remained substantially the same. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.70% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.70% at June 30, 2019). We are also required to pay a quarterly facility fee ranging from 0.070% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.070% per annum at June 30, 2019). At June 30, 2019 and July 30, 2019, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.9 million at June 30, 2019 ($16.2 million at December 31, 2018). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2019.

6.Notes Payable

Our notes payable at June 30, 2019 and December 31, 2018 are set forth in the tables below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

			Amounts at June 30, 2019
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(1,683)	$498,317	$502,766
Notes due September 15, 2027	3.094%	3.218%	500,000	(4,340)	495,660	509,595
Notes due May 1, 2029	3.385%	3.459%	500,000	(3,031)	496,969	521,481
			1,500,000	(9,054)	1,490,946	1,533,842

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	113,712	-	113,712	118,086
Notes due November 3, 2025	2.175%	2.175%	275,192	-	275,192	297,656
			388,904	-	388,904	415,742
Mortgage Debt, secured by 27
real estate facilities with a net
book value of $109.5 million	4.051%	4.015%	28,260	-	28,260	29,013

			$1,917,164	$(9,054)	$1,908,110	$1,978,597

	Amounts at
	December 31, 2018
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,053	$482,017
Notes due September 15, 2027	495,396	469,055
Notes due May 1, 2029	-	-
	993,449	951,072

Euro Denominated Unsecured Debt
Notes due April 12, 2024	114,449	115,964
Notes due November 3, 2025	276,982	286,078
	391,431	402,042

Mortgage Debt	27,403	27,613

	$1,412,283	$1,380,727

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

U.S. Dollar Denominated Unsecured Debt

On September 18, 2017, we issued, in a public offering, two tranches each totaling $500.0 million of U.S. Dollar denominated unsecured notes. In connection with the offering, we incurred a total of $7.9 million in costs, which is reflected as a reduction in the principal amount and amortized, using the effective interest method, over the term of each respective note. Interest on such notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2018.

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes bearing interest at an annual rate of 3.385% maturing on May 1, 2029. In connection with the offering, we incurred a total of $3.1 million in costs. The notes issued on April 12, 2019 and on September 18, 2017 are referred to hereinafter as the “U.S. Dollar Notes.”

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at June 30, 2019. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 6% at June 30, 2019) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 62x for the twelve months ended June 30, 2019) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Debt

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors. The Euro Notes consist of two tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually. The Euro Notes have various customary financial covenants, all of which we were in compliance with at June 30, 2019.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (losses of $5.2 million and gains of $2.6 million for the three and six months ended June 30, 2019, respectively, as compared to gains of $21.9 million and $10.1 million for the same periods in 2018).

Mortgage Debt

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

During the six months ended June 30, 2019, we assumed a mortgage note with a contractual value of $1.8 million and an interest rate of 3.9%, which approximated market rate, in connection with the acquisition of a real estate facility.

At June 30, 2019, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At June 30, 2019, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2019	$-	$971	$971
2020	-	2,015	2,015
2021	-	1,883	1,883
2022	500,000	2,584	502,584
2023	-	19,226	19,226
Thereafter	1,388,904	1,581	1,390,485
	$1,888,904	$28,260	$1,917,164
Weighted average effective rate	2.8%	4.0%	2.9%

Cash paid for interest totaled $21.8 million and $18.3 million for the six months ended June 30, 2019 and 2018, respectively. Interest capitalized as real estate totaled $2.0 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.

7.Noncontrolling Interests

At June 30, 2019, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 19 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At June 30, 2019, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary. During the six months ended June 30, 2019 and 2018, we allocated a total of $2.6 million and $2.9 million, respectively, of income to these interests; and we paid $3.5 million and $3.1 million, respectively, in distributions to these interests.

During the six months ended June 30, 2019 and 2018, Noncontrolling Interests contributed $1.3 million and $0.8 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At June 30, 2019 and December 31, 2018, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

			At June 30, 2019		At December 31, 2018
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	11,500	$287,500	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	-	-	11,400	285,000
Series Z	6/4/2019	6.000%	-	-	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	-	-
Total Preferred Shares			149,500	$3,737,500	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At June 30, 2019, there were no dividends in arrears.

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

On March 11, 2019, we issued 11.4 million depositary shares, each representing 0.001 of a share of our 5.600% Series H Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $285.0 million in gross proceeds, and we incurred $8.3 million in issuance costs.

On March 28, 2019, we redeemed our 6.375% Series Y Preferred Shares, at par. We recorded an $8.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the six months ended June 30, 2019 in connection with this redemption.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

On June 27, 2019, we redeemed our 6.000% Series Z Preferred Shares, at par. We recorded an $8.9 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2019 in connection with this redemption.

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.6 million ($2.00 per share) and $349.0 million ($2.00 per share) for the three months ended June 30, 2019 and 2018, respectively, and $699.1 million ($4.00 per share) and $698.0 million ($4.00 per share) for the six months ended June 30, 2019 and 2018, respectively. Preferred share dividends totaled $53.5 million and $54.1 million for the three months ended June 30, 2019 and 2018, respectively, and $108.5 million and $108.2 million for the six months ended June 30, 2019 and 2018, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.5% of our common shares outstanding at June 30, 2019.

At June 30, 2019, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 62 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $696,000 and $625,000 for the six months ended June 30, 2019 and 2018, respectively. Our right to continue receiving these premiums may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

In February 2018, we announced that our Chief Executive Officer and Chief Financial Officer at the time were retiring from their executive roles at the end of 2018 and would then serve only as Trustees of the Company. Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods during their service as Trustees. For financial reporting, the end of the service periods for previous stock option and RSU grants for these executives changed from (i) the various vesting dates to (ii) December 31, 2018 when they retired. Accordingly, all remaining share-based compensation expense for these two executives was amortized in the year ended December 31, 2018.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

Stock Options

Stock options vest over 3 to 5 years, expire ten years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and six months ended June 30, 2019, we recorded $1.4 million and $2.2 million, respectively, in compensation expense related to stock options, as compared to $3.5 million and $7.0 million for the same periods in 2018. Amounts for the three and six months ended June 30, 2018 include $1.8 million and $3.6 million in connection with the acceleration of amortization on grants as discussed above.

During the six months ended June 30, 2019, 105,000 stock options were granted, 106,755 options were exercised and 10,000 options were forfeited. A total of 2,409,167 stock options were outstanding at June 30, 2019 (2,420,922 at December 31, 2018) and have an average exercise price of $203.78.

Restricted Share Units

RSUs generally vest over 5 to 8 years from the grant date. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

During the six months ended June 30, 2019, 50,775 RSUs were granted, 29,892 RSUs were forfeited and 97,556 RSUs vested. This vesting resulted in the issuance of 56,887 common shares. In addition, tax deposits totaling $10.0 million ($10.3 million for the same period in 2018) were made on behalf of employees in exchange for 40,669 common shares withheld upon vesting. A total of 641,023 RSUs were outstanding at June 30, 2019 (717,696 at December 31, 2018).

A total of $4.3 million and $11.1 million in RSU expense was recorded for the three and six months ended June 30, 2019, respectively, which includes approximately $0.1 million and $1.1 million in employer taxes

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

incurred upon vesting, as compared to $13.8 million and $27.2 million for the same periods in 2018, which includes approximately $0.1 million and $1.0 million in employer taxes incurred upon vesting. Amounts for the three and six months ended June 30, 2018 include $6.0 million and $12.1 million, respectively, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.

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

Investment in Shurgard

This segment represents our equity interest in Shurgard, a publicly held company which owns and operates self-storage facilities located in seven countries in Western Europe. Shurgard has a separate management team and board of trustees that makes its financing, capital allocation, and other significant decisions. In making resource allocation decisions with respect to our investment in Shurgard, the CODM reviews Shurgard’s net income. The segment presentation below includes our equity earnings from Shurgard.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended June 30, 2019

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$669,339	$-	$-	$-	$-	$669,339
Ancillary operations	-	41,611	-	-	-	41,611
	669,339	41,611	-	-	-	710,950

Cost of operations:
Self-storage operations	196,083	-	-	-	-	196,083
Ancillary operations	-	11,653	-	-	-	11,653
	196,083	11,653	-	-	-	207,736

Net operating income:
Self-storage operations	473,256	-	-	-	-	473,256
Ancillary operations	-	29,958	-	-	-	29,958
	473,256	29,958	-	-	-	503,214

Other components of net income (loss):
Depreciation and amortization	(126,859)	-	-	-	-	(126,859)
General and administrative	-	-	-	-	(15,264)	(15,264)
Interest and other income	-	-	-	-	8,582	8,582
Interest expense	-	-	-	-	(12,254)	(12,254)
Equity in earnings of
unconsolidated real estate entities	-	-	14,864	4,050	-	18,914
Foreign currency exchange loss	-	-	-	-	(5,218)	(5,218)
Gain on sale of real estate	-	-	-	-	341	341
Net income (loss)	$346,397	$29,958	$14,864	$4,050	$(23,813)	$371,456

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Three months ended June 30, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$645,206	$-	$-	$-	$-	$645,206
Ancillary operations	-	40,322	-	-	-	40,322
	645,206	40,322	-	-	-	685,528

Cost of operations:
Self-storage operations	179,876	-	-	-	-	179,876
Ancillary operations	-	11,101	-	-	-	11,101
	179,876	11,101	-	-	-	190,977

Net operating income:
Self-storage operations	465,330	-	-	-	-	465,330
Ancillary operations	-	29,221	-	-	-	29,221
	465,330	29,221	-	-	-	494,551

Other components of net income (loss):
Depreciation and amortization	(119,777)	-	-	-	-	(119,777)
General and administrative	-	-	-	-	(31,329)	(31,329)
Interest and other income	-	-	-	-	6,328	6,328
Interest expense	-	-	-	-	(8,388)	(8,388)
Equity in earnings of
unconsolidated real estate entities	-	-	36,612	5,351	-	41,963
Foreign currency exchange gain	-	-	-	-	21,944	21,944
Net income (loss)	$345,553	$29,221	$36,612	$5,351	$(11,445)	$405,292

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Six months ended June 30, 2019

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$1,319,747	$-	$-	$-	$-	$1,319,747
Ancillary operations	-	80,241	-	-	-	80,241
	1,319,747	80,241	-	-	-	1,399,988

Cost of operations:
Self-storage operations	389,739	-	-	-	-	389,739
Ancillary operations	-	22,198	-	-	-	22,198
	389,739	22,198	-	-	-	411,937

Net operating income:
Self-storage operations	930,008	-	-	-	-	930,008
Ancillary operations	-	58,043	-	-	-	58,043
	930,008	58,043	-	-	-	988,051

Other components of net income (loss):
Depreciation and amortization	(248,800)	-	-	-	-	(248,800)
General and administrative	-	-	-	-	(34,767)	(34,767)
Interest and other income	-	-	-	-	15,547	15,547
Interest expense	-	-	-	-	(20,397)	(20,397)
Equity in earnings of
unconsolidated real estate entities	-	-	28,584	8,002	-	36,586
Foreign currency exchange gain	-	-	-	-	2,573	2,573
Gain on sale of real estate	-	-	-	-	341	341
Net income (loss)	$681,208	$58,043	$28,584	$8,002	$(36,703)	$739,134

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Six months ended June 30, 2018

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$1,276,743	$-	$-	$-	$-	$1,276,743
Ancillary operations	-	78,709	-	-	-	78,709
	1,276,743	78,709	-	-	-	1,355,452

Cost of operations:
Self-storage operations	362,063	-	-	-	-	362,063
Ancillary operations	-	21,741	-	-	-	21,741
	362,063	21,741	-	-	-	383,804

Net operating income:
Self-storage operations	914,680	-	-	-	-	914,680
Ancillary operations	-	56,968	-	-	-	56,968
	914,680	56,968	-	-	-	971,648

Other components of net income (loss):
Depreciation and amortization	(237,756)	-	-	-	-	(237,756)
General and administrative	-	-	-	-	(62,849)	(62,849)
Interest and other income	-	-	-	-	11,872	11,872
Interest expense	-	-	-	-	(16,495)	(16,495)
Equity in earnings of
unconsolidated real estate entities	-	-	60,443	12,315	-	72,758
Foreign currency exchange gain	-	-	-	-	10,126	10,126
Gain on sale of real estate	-	-	-	-	424	424
Net income (loss)	$676,924	$56,968	$60,443	$12,315	$(56,922)	$749,728

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At June 30, 2019, there were approximately 970,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.1 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $87.1 million at June 30, 2019. We expect to pay approximately $45.2 million in the remainder of 2019 and $41.9 million in 2020 for these construction commitments.

13.Subsequent Events

Subsequent to June 30, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) ten self-storage facilities with 815,000 net rentable square feet, for $86.5 million.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019 and in our other filings with the SEC including:

•general risks associated with the ownership and operation of real estate, including changes in demand, risk related to development of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in laws and regulations governing property tax, real estate and zoning;

•risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;

•the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed properties;

•risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, changes in tax laws, and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•risks related to our participation in joint ventures;

•the impact of the regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing environmental, taxes, our tenant reinsurance business and labor, and risks related to the impact of new laws and regulations;

•risks of increased tax expense associated either with a possible failure by us to qualify as a real estate investment trust (“REIT”), or with challenges to the determination of taxable income for our taxable REIT subsidiaries;

•risks due to a potential November 2020 statewide ballot initiative (or other equivalent actions) that could remove the protections of Proposition 13 with respect to our real estate and result in substantial increases in our assessed values and property tax bills in California;

•changes in United States (“U.S.”) federal or state tax laws related to the taxation of REITs and other corporations;

•security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;

•risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;

•difficulties in raising capital at a reasonable cost;

•delays and cost overruns on our development projects;

•ongoing litigation and other legal and regulatory actions which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and

•economic uncertainty due to the impact of war or terrorism.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our June 30, 2019 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing organically as well as through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2013 through June 30, 2019, we acquired a total of 318 facilities with 22.1 million net rentable square feet from third parties for approximately $2.9 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.5 billion, adding approximately 13.9 million net rentable square feet.

Subsequent to June 30, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) ten self-storage facilities, with approximately 0.8 million net rentable square feet, for $86.5 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2019, we had additional development and redevelopment projects to build approximately 3.8 million net rentable square feet at a total cost of approximately $520.5 million. We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run.  However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in the first six months of 2019 will continue at similar levels in the remainder of 2019.

On October 15, 2018, Shurgard Self Storage SA (“Shurgard”, formerly referred to in previous filings as “Shurgard Europe”) completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol. In the Offering, Shurgard issued 25.0 million of its common shares to third parties at a price of €23 per share, for €575 million in gross proceeds. The gross proceeds were used to repay short-term borrowings, invest in real estate assets, and for other corporate purposes. Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to approximately 35% as a result of the Offering. See “Investment in Shurgard” below for more information.

As of June 30, 2019, we expect capital resources over the next year of approximately $1.1 billion, which exceeds our currently identified capital needs of approximately $415.1 million. Our expected capital resources include: (i) $360.3 million of cash as of June 30, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $250 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $86.5 million in property acquisitions currently under contract and $328.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months. We have no substantial principal payments on debt until 2022. Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties. In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended June 30, 2019

For the three months ended June 30, 2019, net income allocable to our common shareholders was $306.4 million or $1.76 per diluted common share, compared to $348.3 million or $2.00 per diluted common share in 2018 representing a decrease of $41.9 million or $0.24 per diluted common share. The decrease is due primarily to (i) a $27.2 million decrease due to the impact of foreign currency exchange gains and losses associated with our euro denominated debt, (ii) our $24.0 million equity share of a gain on sale of assets recorded by PS Business Parks in the three months ended June 30, 2018, and (iii) an $8.9 million allocation to our preferred shareholders associated with our preferred share redemption activities in the three months ended June 30, 2019. These decreases were offset partially by (iv) a $7.9 million increase in self-storage net operating income (described below), and (v) a reduction in general and administrative expense attributable to $7.8 million in incremental share-based compensation expense in the three months ended June 30, 2018 for the planned retirement of our former CEO and CFO.

The $7.9 million increase in self-storage net operating income is a result of a $3.4 million increase in our Same Store Facilities (as defined below) and a $4.5 million increase in our Non Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 1.9% or $11.5 million in the three months ended June 30, 2019 as compared to 2018, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 5.1% or $8.1 million in the three months ended June 30, 2019 as compared to 2018, due primarily to increased property taxes and higher marketing expenses. The increase in net operating income of $4.5 million for the Non Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2019 and the fill-up of recently developed and expanded facilities.

Operating Results for the Six Months Ended June 30, 2019

For the six months ended June 30, 2019, net income allocable to our common shareholders was $608.2 million or $3.49 per diluted common share, compared to $636.1 million or $3.65 per diluted common share in 2018 representing a decrease of $27.9 million or $0.16 per diluted common share. The decrease is due primarily to (i) our $34.9 million equity share of gains recorded by PS Business Parks in the six months ended June 30, 2018, (ii) a

$17.4 million allocation to our preferred shareholders associated with our preferred share redemption activities in the six months ended June 30, 2019 and (iii) a $7.6 million decrease due to the impact of foreign currency exchange gains associated with our euro denominated debt. These decreases were offset partially by (iv) a $15.3 million increase in self-storage net operating income (described below) and (v) a reduction in general and administrative expense attributable to $15.6 million in incremental share-based compensation expense in the six months ended June 30, 2018 for the planned retirement of our former CEO and CFO.

The $15.3 million increase in self-storage net operating income is a result of a $5.7 million increase in our Same Store Facilities and a $9.6 million increase in our Non Same Store Facilities. Revenues for the Same Store Facilities increased 1.7% or $20.2 million in the six months ended June 30, 2019 as compared to 2018, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 4.5% or $14.4 million in the six months ended June 30, 2019 as compared to 2018, due primarily to increased property taxes and higher marketing expenses. The increase in net operating income of $9.6 million for the Non Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2019 and the fill-up of recently developed and expanded facilities.

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

For the three months ended June 30, 2019, FFO was $2.57 per diluted common share, as compared to $2.65 per diluted common share for the same period in 2018, representing a decrease of 3.0%, or $0.08 per diluted common share.

For the six months ended June 30, 2019, FFO was $5.09 per diluted common share, as compared to $5.02 per diluted common share for the same period in 2018, representing an increase of 1.4%, or $0.07 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.76	$2.00	$3.49	$3.65
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.82	0.79	1.61	1.58
Gains on sale of real estate investments,
including our equity share from
investments	(0.01)	(0.14)	(0.01)	(0.21)
FFO per share	$2.57	$2.65	$5.09	$5.02

Computation of FFO per Share:

Net income allocable to common shareholders	$306,411	$348,300	$608,154	$636,119
Eliminate items excluded from FFO:
Depreciation and amortization	126,859	119,777	248,800	237,756
Depreciation from unconsolidated
real estate investments	17,247	19,308	34,761	38,623
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(1,088)	(1,014)	(2,286)	(1,932)
Gains on sale of real estate investments,
including our equity share from
investments	(992)	(23,873)	(992)	(35,764)
FFO allocable to common shares	$448,437	$462,498	$888,437	$874,802
Diluted weighted average common shares	174,542	174,224	174,459	174,186
FFO per share	$2.57	$2.65	$5.09	$5.02

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) acceleration of accruals or reduction of accruals due to the departure of senior executives, and (iv) certain other non-cash and/or nonrecurring income or expense items. We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change

FFO per share	$2.57	$2.65	(3.0)%	$5.09	$5.02	1.4%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.03	(0.13)		(0.01)	(0.06)
Application of EITF D-42	0.05	-		0.10	-
(Forfeiture)/Acceleration of share-based
compensation expense due to the
departure of senior executives	(0.01)	0.04		(0.01)	0.09
Other items	-	0.01		0.01	-
Core FFO per share	$2.64	$2.57	2.7%	$5.18	$5.05	2.6%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our June 30, 2019 financial statements, “Segment Information.” Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,165 facilities that we have owned and operated on a stabilized basis since January 1, 2017 (the “Same Store Facilities”), (ii) 81 facilities we acquired after December 31, 2016 (the “Acquired facilities”), (iii) 138 facilities that have been newly developed or expanded, or that we are in the process of expanding or that we expect to commence expansion by December 31, 2019 (the “Newly developed and expanded facilities”) and (iv) 72 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2017 (the “Other non-same store facilities”). See Note 11 to our June 30, 2019 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2019		2018	Change	2019	2018	Change
(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$602,055	$590,585	1.9%	$1,190,802	$1,170,642	1.7%
Acquired facilities	13,999	7,575	84.8%	25,207	14,502	73.8%
Newly developed and expanded facilities	36,888	30,357	21.5%	71,342	58,669	21.6%
Other non-same store facilities	16,397	16,689	(1.7)%	32,396	32,930	(1.6)%
	669,339	645,206	3.7%	1,319,747	1,276,743	3.4%
Cost of operations:
Same Store facilities	167,735	159,631	5.1%	336,922	322,476	4.5%
Acquired facilities	5,358	2,624	104.2%	9,969	5,153	93.5%
Newly developed and expanded facilities	17,712	11,972	47.9%	32,301	23,004	40.4%
Other non-same store facilities	5,278	5,649	(6.6)%	10,547	11,430	(7.7)%
	196,083	179,876	9.0%	389,739	362,063	7.6%
Net operating income (a):
Same Store facilities	434,320	430,954	0.8%	853,880	848,166	0.7%
Acquired facilities	8,641	4,951	74.5%	15,238	9,349	63.0%
Newly developed and expanded facilities	19,176	18,385	4.3%	39,041	35,665	9.5%
Other non-same store facilities	11,119	11,040	0.7%	21,849	21,500	1.6%
Total net operating income	473,256	465,330	1.7%	930,008	914,680	1.7%

Depreciation and amortization expense:
Same Store facilities	(97,370)	(96,224)	1.2%	(193,194)	(191,389)	0.9%
Acquired facilities	(8,636)	(5,166)	67.2%	(15,359)	(11,025)	39.3%
Newly developed and expanded facilities	(13,416)	(10,542)	27.3%	(25,633)	(19,529)	31.3%
Other non-same store facilities	(7,437)	(7,845)	(5.2)%	(14,614)	(15,813)	(7.6)%
Total depreciation and
amortization expense	(126,859)	(119,777)	5.9%	(248,800)	(237,756)	4.6%

Net income:
Same Store facilities	336,950	334,730	0.7%	660,686	656,777	0.6%
Acquired facilities	5	(215)	(102.3)%	(121)	(1,676)	(92.8)%
Newly developed and expanded facilities	5,760	7,843	(26.6)%	13,408	16,136	(16.9)%
Other non-same store facilities	3,682	3,195	15.2%	7,235	5,687	27.2%
Total net income	$346,397	$345,553	0.2%	$681,208	$676,924	0.6%

Number of facilities at period end:
Same Store facilities				2,165	2,165	-
Acquired facilities				81	39	107.7%
Newly developed and expanded facilities				138	125	10.4%
Other non-same store facilities				72	74	(2.7)%
				2,456	2,403	2.2%
Net rentable square footage at period end:
Same Store facilities				139,801	139,801	-
Acquired facilities				5,263	2,470	113.1%
Newly developed and expanded facilities				15,572	11,810	31.9%
Other non-same store facilities				5,371	5,500	(2.3)%
				166,007	159,581	4.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results. See Note 11 to our June 30, 2019 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 1.7% in each of the three and six months ended June 30, 2019, as compared to the same periods in 2018. These increases are due to increased revenues in our Same Store Facilities, as well as the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent the 2,165 facilities that have been owned and operated at a stabilized level of occupancy, revenues and cost of operations since January 1, 2017. Accordingly, our Same Store Facilities exclude (i) facilities acquired after December 31, 2016, (ii) newly developed or expanded facilities, (iii) facilities where expansion is under construction or that we expect to commence by December 31, 2019, (iv) facilities whose operating trends are significantly affected by factors such as casualty events, and (v) facilities which were otherwise not stabilized at December 31, 2016 (such as recently developed facilities acquired from third parties before December 31, 2016). The composition of our Same Store Facilities allows us to more effectively evaluate the ongoing performance of our self-storage portfolio in 2017, 2018, and 2019 and exclude the impact of fill-up unstabilized facilities, which can significantly affect operating trends. We believe the Same Store information is used by investors and REIT analysts in a similar manner.

The following table summarizes the historical operating results of these 2,165 facilities (139.8 million net rentable square feet) that represent approximately 84% of the aggregate net rentable square feet of our consolidated self-storage portfolio at June 30, 2019.

Selected Operating Data for the Same Store Facilities (2,165 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change

(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$576,681	$565,717	1.9%	$1,139,311	$1,119,833	1.7%
Late charges and
administrative fees	25,374	24,868	2.0%	51,491	50,809	1.3%
Total revenues (a)	602,055	590,585	1.9%	1,190,802	1,170,642	1.7%

Cost of operations:
Property taxes	66,076	62,940	5.0%	131,429	125,166	5.0%
On-site property manager
payroll	30,283	29,461	2.8%	60,546	59,757	1.3%
Supervisory payroll	9,937	9,826	1.1%	19,717	19,958	(1.2)%
Repairs and maintenance	11,735	12,139	(3.3)%	25,149	24,320	3.4%
Utilities	9,670	10,152	(4.7)%	20,698	21,632	(4.3)%
Marketing	12,126	8,115	49.4%	20,906	14,994	39.4%
Other direct property costs	16,260	15,310	6.2%	32,699	31,146	5.0%
Allocated overhead	11,648	11,688	(0.3)%	25,778	25,503	1.1%
Total cost of operations (a)	167,735	159,631	5.1%	336,922	322,476	4.5%
Net operating income	434,320	430,954	0.8%	853,880	848,166	0.7%
Depreciation and
amortization expense	(97,370)	(96,224)	1.2%	(193,194)	(191,389)	0.9%
Net income	$336,950	$334,730	0.7%	$660,686	$656,777	0.6%

Gross margin (before depreciation
and amortization expense)	72.1%	73.0%	(1.2)%	71.7%	72.5%	(1.1)%

Weighted average for the period:
Square foot occupancy	94.0%	93.8%	0.2%	93.2%	93.0%	0.2%

Realized annual rental income per (b):
Occupied square foot	$17.55	$17.25	1.7%	$17.48	$17.23	1.5%
Available square foot	$16.50	$16.19	1.9%	$16.30	$16.02	1.7%

At June 30:
Square foot occupancy				94.1%	93.6%	0.5%
Annual contract rent per
occupied square foot (c)				$18.01	$17.81	1.1%

(a)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(b)Realized annual rent per occupied square foot is computed by dividing rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period. Realized annual rent per available square foot (“REVPAF”) is computed by dividing rental income, before late charges and administrative fees, by the total available net rentable square feet for the period. These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue. Late charges are dependent upon the level of delinquency and administrative fees are dependent upon the level of move-ins. In addition, the rates charged for late charges and administrative fees can vary independently from rental rates. These measures take into consideration promotional discounts, which reduce rental income.

(c)Annual contract rent represents the agreed upon monthly rate that is paid by our tenants in place at the time of measurement. Contract rates are initially set in the lease agreement upon move-in and we adjust them from time to time with notice. Contract rent excludes other fees that are charged on a per-item basis, such as late charges and administrative fees, does not reflect the impact of promotional discounts, and does not reflect the impact of rents that are written off as uncollectible.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.9% and 1.7% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increases of 1.7% and 1.5% in realized annual rent per occupied square foot for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

Same Store revenue growth is lower than long-term historical averages due to softness in demand for our storage space, which has led to lower move-in rental rates for new tenants (see below). We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, New York and Portland, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy remained strong at 94.0% and 93.2% in the three and six months ended June 30, 2019, respectively, as compared to 93.8% and 93.0% for the same periods in 2018.

We believe that high occupancies help maximize our rental income. We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

Annual contract rent per foot for customers moving in was $13.81 and $14.38 for the three months ended June 30, 2019 and 2018, respectively, and the related square footage for the space they moved into was 28.1 million for each period. Annual contract rent per foot for customers moving out was $16.06 and $16.08 for the three months ended June 30, 2019 and 2018, respectively, and the related square footage for the space they moved out of was 25.4 million and 25.8 million, respectively.

Annual contract rent per foot for customers moving in was $13.71 and $14.08 for the six months ended June 30, 2019 and 2018, respectively, and the related square footage for the space they moved into was 52.4 million and 53.0 million, respectively. Annual contract rent per foot for customers moving out was $16.04 for each of the six months ended June 30, 2019 and 2018, and the related square footage for the space they moved out of was 48.5 million and 49.5 million, respectively.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer. Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $19.6 million and $39.6 million for the three and six months ended June 30, 2019, respectively, as compared to $21.0 million and $41.8 million for the same periods in 2018. The decline in promotional discounts is due primarily to a lower volume of move-ins combined with lower average move-in rates.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months. Demand fluctuates due to various local and regional factors, including the overall economy. Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

We increase rental rates to our long-term tenants (generally, those that have been with us for at least a year) generally once per year. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs.

Throughout 2018 and the first six months of 2019, we have had an increased average length of stay and fewer move-outs. The increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants, due to more long-term customers that were eligible for rate increases. The extent to which these positive trends will continue in 2019 is uncertain at this time.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 5.1% and 4.5% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increased property tax and marketing expense.

Property tax expense increased 5.0% and 5.0% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. We expect property tax expense growth of approximately 5.0% in the remainder of 2019 due primarily to higher assessed values and, to a lesser extent, increased tax rates.

On-site property manager payroll expense increased 2.8% and 1.3% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to higher wage rates offset partially by lower hours incurred. We expect on-site property manager payroll expense to increase on an inflationary basis in the remainder of 2019. We have been impacted by a tight labor market across the country, as well as increases in minimum wages in certain jurisdictions, and expect additional impacts in the remainder of 2019 as existing minimum wage increases become effective and new increases are enacted.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.1% and decreased 1.2% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to changes in headcount. We expect inflationary increases in wage rates and increased headcount in the remainder of 2019.

Repairs and maintenance expense decreased 3.3% and increased 3.4% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Repair and maintenance costs include snow removal expense totaling $0.3 million and $3.1 million in the three and six months ended June 30, 2019, respectively, as compared to $0.7 million and $2.9 million for the same periods in 2018. Excluding snow removal costs, repairs and maintenance decreased 0.4% and increased 2.8% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events. Accordingly, it is difficult to estimate future repairs and maintenance expense.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 4.7% and 4.3% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to reduced usage attributable to unseasonably mild weather conditions in the three and six months ended June 30, 2019. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 49.4% and 39.4% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increases in Internet advertising expense. We expect similar continued increases in Internet advertising expense in the remainder of 2019 as we seek to capture more customers for our space, and as cost per click for keyword search terms increases due to more aggressive keyword bidding competition from owners of newly developed facilities, nontraditional storage providers, as well as existing self-storage owners and operators.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office. These costs increased 6.2% and 5.0% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increased credit card fees as a result of a higher proportion of our revenues being collected through credit cards. We expect inflationary increases in other direct property costs in the remainder of 2019.

Allocated overhead represents administrative expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology, human resources, operational accounting and finance, marketing, legal, and costs of senior executives (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense). Allocated overhead decreased 0.3% and increased 1.1% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. We expect minimal increases in allocated overhead in the remainder of 2019.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 1.2% and 0.9% in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. We expect modest increases in depreciation expense in the remainder of 2019.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2019	$588,747	$602,055
2018	$580,057	$590,585	$607,598	$594,302	$2,372,542

Total cost of operations:
2019	$169,187	$167,735
2018	$162,845	$159,631	$161,324	$130,477	$614,277

Property taxes:
2019	$65,353	$66,076
2018	$62,226	$62,940	$62,750	$36,550	$224,466

Repairs and maintenance:
2019	$13,414	$11,735
2018	$12,181	$12,139	$11,903	$12,475	$48,698

Marketing:
2019	$8,780	$12,126
2018	$6,879	$8,115	$8,246	$9,205	$32,445

REVPAF:
2019	$16.10	$16.50
2018	$15.86	$16.19	$16.62	$16.25	$16.23

Weighted average realized annual rent per occupied square foot:
2019	$17.41	$17.55
2018	$17.21	$17.25	$17.72	$17.57	$17.44

Weighted average occupancy levels for the period:
2019	92.5%	94.0%
2018	92.1%	93.8%	93.8%	92.5%	93.1%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (204, 14.1)	$90,490	$87,594	3.3%	$179,112	$173,737	3.1%
San Francisco (127, 7.9)	50,813	49,580	2.5%	100,375	98,262	2.2%
New York (87, 6.0)	38,548	37,569	2.6%	76,247	74,349	2.6%
Seattle-Tacoma (85, 5.8)	28,311	27,826	1.7%	55,777	54,965	1.5%
Washington DC (88, 5.4)	28,339	27,457	3.2%	55,852	54,314	2.8%
Miami (81, 5.7)	28,268	28,584	(1.1)%	56,197	56,862	(1.2)%
Atlanta (99, 6.5)	21,988	21,360	2.9%	43,553	42,253	3.1%
Chicago (129, 8.1)	29,601	29,414	0.6%	58,502	58,403	0.2%
Dallas-Ft. Worth (98, 6.2)	20,571	20,760	(0.9)%	40,906	41,479	(1.4)%
Houston (78, 5.3)	17,078	17,872	(4.4)%	34,307	35,749	(4.0)%
Orlando-Daytona (69, 4.3)	15,176	14,929	1.7%	30,040	29,553	1.6%
Philadelphia (56, 3.5)	14,766	14,047	5.1%	29,070	27,699	4.9%
West Palm Beach (37, 2.4)	10,984	10,834	1.4%	21,797	21,586	1.0%
Tampa (50, 3.3)	11,576	11,573	0.0%	22,960	23,004	(0.2)%
Portland (43, 2.3)	10,355	10,406	(0.5)%	20,477	20,623	(0.7)%
All other markets (834, 53.0)	185,191	180,780	2.4%	365,630	357,804	2.2%
Total revenues	$602,055	$590,585	1.9%	$1,190,802	$1,170,642	1.7%

Net operating income:
Los Angeles	$74,084	$72,396	2.3%	$146,448	$143,014	2.4%
San Francisco	40,840	40,345	1.2%	80,496	79,454	1.3%
New York	26,914	26,639	1.0%	52,054	50,975	2.1%
Seattle-Tacoma	21,593	21,643	(0.2)%	42,519	42,449	0.2%
Washington DC	20,673	20,194	2.4%	40,456	39,631	2.1%
Miami	19,919	20,321	(2.0)%	39,686	40,329	(1.6)%
Atlanta	15,778	15,188	3.9%	31,552	30,493	3.5%
Chicago	15,724	16,112	(2.4)%	28,939	30,269	(4.4)%
Dallas-Ft. Worth	13,325	13,789	(3.4)%	26,603	27,710	(4.0)%
Houston	10,702	11,730	(8.8)%	21,629	23,525	(8.1)%
Orlando-Daytona	10,791	10,694	0.9%	21,311	21,117	0.9%
Philadelphia	10,358	9,797	5.7%	20,357	19,224	5.9%
West Palm Beach	8,002	7,925	1.0%	15,886	15,732	1.0%
Tampa	7,935	8,068	(1.6)%	15,744	16,081	(2.1)%
Portland	7,743	8,018	(3.4)%	15,255	15,804	(3.5)%
All other markets	129,939	128,095	1.4%	254,945	252,359	1.0%
Total net operating income	$434,320	$430,954	0.8%	$853,880	$848,166	0.7%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Weighted average square foot
occupancy:
Los Angeles	95.2%	95.4%	(0.2)%	95.0%	95.1%	(0.1)%
San Francisco	94.9%	95.1%	(0.2)%	94.3%	94.6%	(0.3)%
New York	94.5%	94.9%	(0.4)%	93.9%	94.2%	(0.3)%
Seattle-Tacoma	93.9%	94.3%	(0.4)%	92.8%	93.1%	(0.3)%
Washington DC	94.5%	93.7%	0.9%	93.2%	92.0%	1.3%
Miami	93.0%	93.3%	(0.3)%	92.6%	92.9%	(0.3)%
Atlanta	93.6%	93.7%	(0.1)%	93.1%	92.8%	0.3%
Chicago	92.6%	90.8%	2.0%	91.0%	89.5%	1.7%
Dallas-Ft. Worth	92.5%	92.0%	0.5%	91.7%	91.3%	0.4%
Houston	88.9%	91.3%	(2.6)%	88.7%	91.5%	(3.1)%
Orlando-Daytona	94.7%	95.5%	(0.8)%	94.2%	94.9%	(0.7)%
Philadelphia	96.0%	95.7%	0.3%	95.3%	94.6%	0.7%
West Palm Beach	94.2%	94.3%	(0.1)%	93.7%	93.9%	(0.2)%
Tampa	93.1%	93.7%	(0.6)%	92.5%	93.1%	(0.6)%
Portland	95.3%	95.2%	0.1%	94.3%	94.4%	(0.1)%
All other markets	94.3%	93.8%	0.5%	93.4%	92.7%	0.8%
Total weighted average
square foot occupancy	94.0%	93.8%	0.2%	93.2%	93.0%	0.2%

Realized annual rent per
occupied square foot:
Los Angeles	$26.11	$25.24	3.4%	$25.88	$25.07	3.2%
San Francisco	26.56	25.83	2.8%	26.38	25.71	2.6%
New York	26.10	25.36	2.9%	25.94	25.27	2.7%
Seattle-Tacoma	20.18	19.79	2.0%	20.11	19.77	1.7%
Washington DC	21.25	20.86	1.9%	21.20	20.99	1.0%
Miami	20.38	20.56	(0.9)%	20.34	20.51	(0.8)%
Atlanta	13.56	13.13	3.3%	13.46	13.09	2.8%
Chicago	15.04	15.24	(1.3)%	15.11	15.36	(1.6)%
Dallas-Ft. Worth	13.58	13.80	(1.6)%	13.60	13.87	(1.9)%
Houston	13.73	14.02	(2.1)%	13.82	13.97	(1.1)%
Orlando-Daytona	14.09	13.74	2.5%	13.99	13.67	2.3%
Philadelphia	16.54	15.78	4.8%	16.37	15.71	4.2%
West Palm Beach	18.46	18.18	1.5%	18.39	18.17	1.2%
Tampa	14.15	14.01	1.0%	14.10	13.99	0.8%
Portland	18.48	18.58	(0.5)%	18.42	18.55	(0.7)%
All other markets	14.12	13.86	1.9%	14.06	13.86	1.4%
Total realized rent per
occupied square foot	$17.55	$17.25	1.7%	$17.48	$17.23	1.5%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
REVPAF:
Los Angeles	$24.87	$24.07	3.3%	$24.60	$23.84	3.2%
San Francisco	25.21	24.57	2.6%	24.89	24.33	2.3%
New York	24.67	24.07	2.5%	24.36	23.79	2.4%
Seattle-Tacoma	18.95	18.65	1.6%	18.66	18.41	1.4%
Washington DC	20.08	19.55	2.7%	19.76	19.31	2.3%
Miami	18.96	19.18	(1.1)%	18.83	19.05	(1.2)%
Atlanta	12.69	12.31	3.1%	12.53	12.14	3.2%
Chicago	13.92	13.85	0.5%	13.75	13.75	0.0%
Dallas-Ft. Worth	12.56	12.69	(1.0)%	12.47	12.66	(1.5)%
Houston	12.20	12.80	(4.7)%	12.25	12.79	(4.2)%
Orlando-Daytona	13.34	13.13	1.6%	13.17	12.97	1.5%
Philadelphia	15.88	15.10	5.2%	15.60	14.85	5.1%
West Palm Beach	17.39	17.15	1.4%	17.22	17.05	1.0%
Tampa	13.17	13.13	0.3%	13.04	13.03	0.1%
Portland	17.61	17.68	(0.4)%	17.38	17.51	(0.7)%
All other markets	13.32	13.00	2.5%	13.13	12.85	2.2%
Total REVPAF	$16.50	$16.19	1.9%	$16.30	$16.02	1.7%

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

Acquired Facilities

The Acquired Facilities represent 81 facilities that we acquired in 2017, 2018, and the first six months of 2019. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change (a)	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2017 Acquisitions	$7,559	$7,116	$443	$14,846	$13,976	$870
2018 Acquisitions	3,982	459	3,523	7,706	526	7,180
2019 Acquisitions	2,458	-	2,458	2,655	-	2,655
Total revenues	13,999	7,575	6,424	25,207	14,502	10,705

Cost of operations (b):
2017 Acquisitions	2,501	2,459	42	4,998	4,966	32
2018 Acquisitions	1,993	165	1,828	4,047	187	3,860
2019 Acquisitions	864	-	864	924	-	924
Total cost of operations	5,358	2,624	2,734	9,969	5,153	4,816

Net operating income:
2017 Acquisitions	5,058	4,657	401	9,848	9,010	838
2018 Acquisitions	1,989	294	1,695	3,659	339	3,320
2019 Acquisitions	1,594	-	1,594	1,731	-	1,731
Net operating income	8,641	4,951	3,690	15,238	9,349	5,889
Depreciation and
amortization expense	(8,636)	(5,166)	(3,470)	(15,359)	(11,025)	(4,334)
Net income (loss)	$5	$(215)	$220	$(121)	$(1,676)	$1,555

At June 30:
Square foot occupancy:
2017 Acquisitions				90.6%	92.7%	(2.3)%
2018 Acquisitions				86.8%	72.0%	20.6%
2019 Acquisitions				78.2%	-	-
				86.0%	89.7%	(4.1)%
Annual contract rent per
occupied square foot:
2017 Acquisitions				$15.20	$14.57	4.3%
2018 Acquisitions				11.73	9.55	22.8%
2019 Acquisitions				12.48	-	-
				$13.45	$13.99	(3.9)%

Number of facilities:
2017 Acquisitions				34	34	-
2018 Acquisitions				25	5	20
2019 Acquisitions				22	-	22
				81	39	42
Net rentable square feet (in thousands):
2017 Acquisitions				2,206	2,114	92
2018 Acquisitions				1,629	356	1,273
2019 Acquisitions				1,428	-	1,428
				5,263	2,470	2,793

ACQUIRED FACILITIES (Continued)	As of June 30, 2019
Costs to acquire (in thousands):
2017 Acquisitions (c)	$291,329
2018 Acquisitions	181,020
2019 Acquisitions	198,002
$670,351

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)Acquisition costs includes (i) $149.8 million paid for 22 facilities acquired from third parties, (ii) $135.5 million cash paid for the remaining 74.25% interest we did not own in 12 stabilized properties owned by a legacy institutional partnership and (iii) the $6.3 million historical book value of our existing investment in the legacy institutional partnership.

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

The facilities included above under “2017 acquisitions,” “2018 acquisitions,” and “2019 acquisitions” have an aggregate of approximately 5.3 million net rentable square feet, including 0.7 million in each of Texas and Virginia, 0.5 million in each of Florida and Minnesota, 0.3 million in each of Nebraska and Ohio, 0.2 million in each of California, Georgia, Indiana, Kentucky, New York, North Carolina and South Carolina, and 0.9 million in other states.

For the six months ended June 30, 2019, the weighted average annualized yield on cost, based upon net operating income, for (i) the 22 facilities acquired in 2017 from third parties was 5.8%, (ii) the 12 stabilized facilities owned by a legacy institutional partnership, with respect to the 74.25% interest we acquired was 6.0%, and (iii) the 25 properties acquired in 2018 was 4.0%. The yield for the facilities acquired in 2019 is not meaningful due to our limited ownership period.

Subsequent to June 30, 2019, we acquired or were under contract to acquire ten self-storage facilities (two each in Georgia and Texas and one each in Florida, Indiana, Minnesota, North Carolina, Tennessee and Virginia) with 0.8 net rentable square feet for $86.5 million.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended June 30, 2019 and 2018 totaled $8.6 million and $5.2 million, respectively, and $15.4 million and $11.0 million for the six months ended June 30, 2019 and 2018, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at June 30, 2019, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $30.5 million in the year ending December 31, 2019. There will be additional depreciation with respect to new buildings that are acquired in the remainder of 2019.

Developed and Expanded Facilities

The developed and expanded facilities include 76 facilities that were developed on new sites since January 1, 2013, and 62 facilities subject to expansion of their net rentable square footage. Of these expansions, 40 are completed at June 30, 2019 and 22 are currently in process or are expected to commence renovation in 2019.

The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED	Three Months Ended June 30,			Six Months Ended June 30,
FACILITIES	2019	2018	Change (a)	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2013 - 2015	$6,976	$6,591	$385	$13,774	$12,992	$782
Developed in 2016 and 2017	10,476	8,211	2,265	20,353	15,298	5,055
Developed in 2018 and 2019	3,276	407	2,869	5,671	440	5,231
Completed Expansions	9,396	7,792	1,604	17,940	15,263	2,677
Expansions in process	6,764	7,356	(592)	13,604	14,676	(1,072)
Total revenues	36,888	30,357	6,531	71,342	58,669	12,673

Cost of operations (b):
Developed in 2013 - 2015	2,249	2,098	151	4,285	4,197	88
Developed in 2016 and 2017	5,116	3,772	1,344	9,752	7,593	2,159
Developed in 2018 and 2019	3,003	1,165	1,838	5,342	1,399	3,943
Completed Expansions	5,216	2,903	2,313	8,653	5,668	2,985
Expansions in process	2,128	2,034	94	4,269	4,147	122
Total cost of operations	17,712	11,972	5,740	32,301	23,004	9,297

Net operating income:
Developed in 2013 - 2015	4,727	4,493	234	9,489	8,795	694
Developed in 2016 and 2017	5,360	4,439	921	10,601	7,705	2,896
Developed in 2018 and 2019	273	(758)	1,031	329	(959)	1,288
Completed Expansions	4,180	4,889	(709)	9,287	9,595	(308)
Expansions in process	4,636	5,322	(686)	9,335	10,529	(1,194)
Net operating income	19,176	18,385	791	39,041	35,665	3,376
Depreciation and
amortization expense	(13,416)	(10,542)	(2,874)	(25,633)	(19,529)	(6,104)
Net income	$5,760	$7,843	$(2,083)	$13,408	$16,136	$(2,728)

At June 30:
Square foot occupancy:
Developed in 2013 - 2015				93.3%	92.9%	0.4%
Developed in 2016 and 2017				81.7%	71.0%	15.1%
Developed in 2018 and 2019				56.2%	30.3%	85.5%
Completed Expansions				57.7%	73.7%	(21.7)%
Expansions in process				91.4%	91.5%	(0.1)%
				71.7%	73.6%	(2.6)%
Annual contract rent per occupied square foot:
Developed in 2013 - 2015				$15.89	$14.98	6.1%
Developed in 2016 and 2017				12.55	11.78	6.5%
Developed in 2018 and 2019				10.99	9.25	18.8%
Completed Expansions				13.27	15.66	(15.3)%
Expansions in process				18.04	18.30	(1.4)%
				$13.78	$14.38	(4.2)%

DEVELOPED AND EXPANDED	Six Months Ended June 30,
FACILITIES (Continued)	2019	2018	Change (a)
	(Amounts in thousands,
	except for number of facilities)
Number of facilities:
Developed in 2013 - 2015	20	20	-
Developed in 2016 and 2017	32	32	-
Developed in 2018 and 2019	24	11	13
Completed Expansions	40	40	-
Expansions in process	22	22	-
	138	125	13

Net rentable square feet (c):
Developed in 2013 - 2015	1,877	1,877	-
Developed in 2016 and 2017	4,181	4,181	-
Developed in 2018 and 2019	2,666	1,298	1,368
Completed Expansions	5,229	2,739	2,490
Expansions in process	1,619	1,715	(96)
	15,572	11,810	3,762

	As of June 30, 2019
Costs to develop:
Developed in 2013 - 2015	$188,049
Developed in 2016 and 2017	497,456
Developed in 2018 and 2019	333,037
Completed Expansions (d)	306,362
Expansions in process (e)	-
	$1,324,904

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 15.6 million net rentable square feet at June 30, 2019, including 6.5 million in Texas, 2.4 million in California, 1.7 million in Florida, 1.3 million in Colorado, 0.6 million in North Carolina, 0.4 million each of Arizona, Minnesota and Washington, and 1.9 million in other states.

(d)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

(e)We expect to add 2.7 million net rentable square feet to these facilities at an aggregate cost of approximately $331.6 million, not including (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

It typically takes at least three to four years for a newly developed or expanded self-storage facility to stabilize with respect to revenues. Physical occupancy can be achieved as early as two to three years following completion of the development or expansion, through offering lower rental rates during fill-up. As a result, even after achieving high occupancy, there can still be a period of elevated revenue growth as the tenant base matures and higher rental rates are achieved. Our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses in general and administrative expense. Despite this short-term dilution, we believe that our development and expansion activities generate favorable risk-adjusted returns over the long run.

Newly Developed Facilities

The facilities included under “Developed in 2013-2015” were opened in 2013, 2014, and 2015, and we believe they have reached stabilization at June 30, 2019. The annualized yield on cost, based upon the net operating income for the six months ended June 30, 2019 was 10.1%.

The facilities included under “Developed in 2016 and 2017” and “Developed in 2018 and 2019” are not stabilized with respect to occupancy or revenues at June 30, 2019, and we expect continued growth in these facilities throughout 2019 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property such as consumer demand and the level of new and existing supply. Accordingly, the 10.1% yield achieved on the facilities under “Developed in 2013 - 2015”may not be indicative of the yield on cost to be achieved on these facilities.

We have ten additional newly developed facilities in process, which will have a total of 1.1 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $189.0 million. We expect these facilities to open over the next 18 months.

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

The return profile on the expansion of existing facilities differs from a new facility, due to a lack of land cost, and there can be less cash flow risk because we have more direct knowledge of the local demand for space on the site as compared to a new facility. However, expansions involve the demolition of existing revenue-generating space with the loss of the related revenues, during the construction and fill-up period.

The facilities under “completed expansions” represent those facilities where the expansions have been completed at June 30, 2019. We incurred a total of $306.4 million in direct cost to expand these facilities, demolished a total of 0.9 million net rentable square feet of storage space, and built a total of 3.6 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process or that we expect to commence development in 2019. We have already demolished a total of 0.1 million net rentable square feet at June 30, 2019, we expect to demolish an additional 0.2 million net rentable square feet, and we expect to build a total of 2.7 million net rentable square feet of storage space for an aggregate direct development cost of $331.6 million.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities for the three and six months ended June 30, 2019 totaled $13.4 million and $25.6 million, respectively, as compared to $10.5 million and $19.5 million for the same periods in 2018. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at June 30, 2019, depreciation of buildings is expected to aggregate approximately $53.1 million in the year ending December 31, 2019. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2019.

Other non-same store facilities

The facilities under “Other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2017, due primarily to casualty events such as hurricanes, floods, and fires, as well as facilities acquired from third parties prior to January 1, 2017 that were recently developed or expanded by the previous owner.

The Other non-same store facilities have an aggregate of 5.4 million net rentable square feet, including 1.1 million in Texas, 0.8 million in Oklahoma, 0.7 million in California, 0.6 million in each of Ohio and South Carolina, 0.4 million in Florida and 1.2 million in other states.

The net operating income for these facilities increased from $11.0 million in the three months ended June 30, 2018 to $11.1 million in the three months ended June 30, 2019. During the three months ended June 30, 2019, the average occupancy for these facilities totaled 89.6% (87.9% for the same period in 2018), and the realized rent per occupied square feet totaled $13.11 ($13.48 for the same period in 2018).

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities for the three and six months ended June 30, 2019, totaled $7.4 million and $14.6 million, respectively, as compared to $7.8 million and $15.8 million for the same periods in 2018. We expect depreciation for these facilities to approximate $29.2 million for the year ending December 31, 2019.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

Three Months Ended June 30,				Six Months Ended June 30,
2019		2018	Change	2019	2018	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$32,972	$31,605	$1,367	$64,565	$62,442	$2,123
Merchandise	8,639	8,717	(78)	15,676	16,267	(591)
Total revenues	41,611	40,322	1,289	80,241	78,709	1,532

Cost of Operations:
Tenant reinsurance	6,671	5,941	730	12,922	12,141	781
Merchandise	4,982	5,160	(178)	9,276	9,600	(324)
Total cost of operations	11,653	11,101	552	22,198	21,741	457

Net income
Tenant reinsurance	26,301	25,664	637	51,643	50,301	1,342
Merchandise	3,657	3,557	100	6,400	6,667	(267)

Total net income	$29,958	$29,221	$737	$58,043	$56,968	$1,075

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

Tenant reinsurance revenue increased to $33.0 million and $64.6 million for the three and six months ended June 30, 2019, respectively, from $31.6 million and $62.4 million for the same periods in 2018, due primarily to an increase in our tenant base with respect to acquired, newly developed, and expanded facilities.

Tenant insurance revenues increased $0.4 million in each of the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, with respect to the Same Store Facilities.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses. Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $6.7 million and $12.9 million in the three and six months ended June 30, 2019, respectively, as compared to $5.9 million and $12.1 million for the same periods in 2018.

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

Equity in earnings of unconsolidated real estate entities

At June 30, 2019, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period. The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$14,864	$36,612	$(21,748)	$28,584	$60,443	$(31,859)
Shurgard	4,050	5,351	(1,301)	8,002	12,315	(4,313)
Total equity in earnings	$18,914	$41,963	$(23,049)	$36,586	$72,758	$(36,172)

Investment in PSB: Throughout all periods presented, we owned 7,158,354 shares of PS Business Parks, Inc. (“PSB”) common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an aggregate approximately 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2019, PSB owned approximately 28.3 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB totaled $14.9 million and $28.6 million for the three and six months ended June 30, 2019, respectively, as compared to $36.6 million and $60.4 million for the same periods in 2018. Included in the amount for three and six months ended June 30, 2018 is our equity share of gains on sale of real estate totaling $24.0 million and $34.9 million, respectively.

Equity in earnings from PSB, excluding the aforementioned real estate gains, increased $2.2 million and $3.0 million in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 due to improved property operations. See Note 4 to our June 30, 2019 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly 31.3 million Shurgard common shares, representing, prior to October 15, 2018, an approximate 49% equity interest in Shurgard. On October 15, 2018, Shurgard completed an initial global offering (the “Offering”), issuing 25.0 million of its common shares to third parties at a price of €23 per share (€575 million in gross proceeds), reducing our ownership interest to approximately 35%. Following the Offering, Shurgard’s shares trade on Euronext Brussels under the “SHUR” symbol.

At June 30, 2019, Shurgard owned 231 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our June 30, 2019 financial statements.

On July 13, 2018, Shurgard paid a cash distribution totaling $296.7 million, of which we received our 49% equity share totaling $145.4 million.

In 2018, Shurgard acquired eight self-storage facilities from third parties (five in Sweden and three in the United Kingdom) for an aggregate of $114.5 million, acquired one facility from us located in West London for $42.1 million in cash, and opened two newly developed facilities, one each in Sweden and Germany at an aggregate cost of $19.6 million.

Our equity in earnings from Shurgard totaled $4.1 million and $8.0 million for the three and six months ended June 30, 2019, respectively. Our equity in earnings from Shurgard totaled $5.4 million and $12.3 million for the three and six months ended June 30, 2018, respectively. The $1.3 million and $4.3 million decreases in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, were due primarily to the impact of uninvested Offering proceeds and reductions of 5.7% and 6.7% in average exchange rates of the U.S. Dollar to the Euro for the respective three and six month periods, offset partially by the impact (prior to the impact of exchange rates) of increased self-storage net operating income, both from Shurgard’s stabilized properties and newly acquired and developed facilities.

We expect year-over-year reductions in ongoing equity earnings from Shurgard in the remainder of 2019. The level of these decreases will depend in part on the portion of the proceeds of the Offering which remain uninvested. Shurgard expects to distribute a substantial portion of its earnings to its shareholders, which will result in reduced cash available to reinvest in real estate. Our future earnings from Shurgard will also be affected by (i) the operating results of its existing facilities, (ii) the level of development and acquisition activities, (iii) the income tax rates applicable in the various European jurisdictions in which Shurgard operates, and (iv) the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard conducts its business (principally the Euro).

Shurgard’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended June 30,				Six Months Ended June 30,
2019		2018	Change	2019	2018	Change
(Amounts in thousands)

Share-based compensation expense	$5,646	$17,278	$(11,632)	$13,240	$34,188	$(20,948)
Costs of senior executives	327	416	(89)	1,655	3,986	(2,331)
Development and acquisition costs	1,723	1,208	515	3,790	3,541	249
Tax compliance costs and taxes paid	1,285	1,118	167	2,718	2,466	252
Legal costs	1,222	2,192	(970)	4,926	3,936	990
Public company costs	1,215	1,129	86	2,727	2,348	379
Other costs	3,846	7,988	(4,142)	5,711	12,384	(6,673)
Total	$15,264	$31,329	$(16,065)	$34,767	$62,849	$(28,082)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that our CEO and CFO at the time were retiring from their executive roles at the end of 2018 and would serve only as Trustees of the Company. Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods during their service as Trustees. For financial reporting, effective February 2018, the end of the service periods for previous stock option and RSU grants for these executives changed from (i) the various vesting dates to (ii) December 31, 2018. Accordingly, all remaining share-based compensation expense for these two executives was amortized through the end of 2018. Included in the three and six months ended June 30, 2018 is approximately $7.8 million and $15.6 million in incremental share-based compensation expense for the planned retirement of our former CEO and CFO. The remaining decreases are due primarily to reductions in ongoing share-based compensation awards. See Note 10 to our June 30, 2019 financial statements for further information on our share-based compensation. We expect a reduction in share-based compensation expense in the remainder of 2019 as compared to the same period in 2018.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.0 million and $6.0 million for the three and six months ended June 30, 2019, respectively, as compared to $3.2 million and $6.3 million for the same periods in 2018, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. Development and acquisition costs are expected to remain stable in the remainder of 2019.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs vary depending upon the level of corporate activities, initiatives, and other factors and, as such, are not predictable. The decrease is due primarily to certain nonrecurring costs in the three and six months ended June 30, 2018.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Amounts attributable to our commercial operations and property management operations totaled $2.6 million and $5.3 million in the three and six months ended June 30, 2019, respectively, as compared to $3.0 million and $5.8 million for the same periods in 2018. The increase in interest and other income is attributable to higher interest rates on uninvested cash balances. We do not expect any significant changes in interest and other income in the remainder of 2019.

Interest expense: For the three and six months ended June 30, 2019, we incurred $13.1 million, and $22.4 million, respectively, of interest on our outstanding debt, as compared to $9.4 million and $18.8 million for the same periods in 2018. In determining interest expense, these amounts were offset by capitalized interest of $0.8 million and $2.0 million during the three and six months ended June 30, 2019, respectively, associated with our development activities, as compared to $1.0 million and $2.3 million for the same periods in 2018. The increase in the three and six months ended June 30, 2019, as compared to the same periods in 2018, is due to our issuance on April 12, 2019 of $500 million in senior notes bearing interest at an annual rate of 3.385%. At June 30, 2019, we had $1.9 billion of debt outstanding, with an average interest rate of 2.9%. See Note 6 to our June 30, 2019 financial statements for further information on the maturity of our debt balances.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): For the three months ended June 30, 2019, we recorded foreign currency translation losses of $5.2 million, and for the six months ended June 30, 2019, we recorded foreign currency translation gains of $2.6 million (gains of $21.9 million and $10.1 million for the same periods in 2018). These gains and losses represent the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.137 U.S. Dollars per Euro at June 30, 2019, 1.122 at March 31, 2019, 1.144 at December 31, 2018, 1.168 at June 30, 2018, 1.232 at March 31, 2018 and 1.198 at December 31, 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In the three and six months ended June 30, 2019, we recorded gains totaling $341,000, and in the six months ended June 30, 2018, we recorded gains totaling $424,000, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $54.1 million in the three months ended June 30, 2018 to $53.5 million in the same period in 2019, due to lower average rates, and increased from $108.2 million in the six months ended June 30, 2018 to $108.5 million in the same period in 2019, due to higher average preferred shares outstanding partially offset by lower average rates. We also allocated $8.9 million of income from our common shareholders to the holders of our preferred shares in the three and six months ended June 30, 2019 in connection with the redemption of our Series Z Preferred Shares and $8.5 million in the six months ended June 30, 2019 in connection with the redemption of our Series Y Preferred Shares. Based upon our preferred shares outstanding at June 30, 2019, our quarterly distribution to our preferred shareholders is expected to be approximately $49.2 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2019 and July 30, 2019, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.9 million of outstanding letters of credit which limits our borrowing capacity to $484.1 million.

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

As of June 30, 2019, we expect capital resources over the next year of approximately $1.1 billion, which exceeds our currently identified capital needs of approximately $415.1 million. Our expected capital resources include: (i) $360.3 million of cash as of June 30, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $250 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $86.5 million in property acquisitions currently under contract and $328.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months. We have no substantial principal payments on debt until 2022. Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties. In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of June 30, 2019, our outstanding debt totaled approximately $1.9 billion, consisting of $28.3 million of secured debt, $388.9 million of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2019	$971
2020	2,015
2021	1,883
2022	502,584
2023	19,226
Thereafter	1,390,485
$1,917,164

The remaining maturities on our debt over the next three years are nominal compared to our expected annual retained operating cash flow.

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

Capital expenditures totaled $72.6 million in the first six months of 2019, and are expected to approximate $200 million in the year ending December 31, 2019. Our capital expenditures for 2019 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives. Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes. Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs. The $200 million in capital expenditures expected for 2019 represents a substantial increase of the amounts incurred of $139.4 million, $124.8 million and $86.0 million in 2018, 2017, and 2016, respectively. We expect continued elevated capital expenditures beyond 2019; however, the level and persistence of this elevation is uncertain at this time.

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

On July 24, 2019, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $349 million, which will be paid at the end of September 2019. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2019, to be approximately $196.8 million per year.

We estimate we will pay approximately $7.1 million per year in distributions to noncontrolling interests outstanding at June 30, 2019.

Real Estate Investment Activities: Subsequent to June 30, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) ten self-storage facilities for $86.5 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2019 we had development and expansion projects at a total cost of approximately $520.5 million. Costs incurred through June 30, 2019 were $191.9 million, with the remaining cost to complete of $328.6 million expected to be incurred primarily in the next 18 months. Some of these projects are subject to significant contingencies such as entitlement approval. We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of July 30, 2019, we have the following additional series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.625% Series U Preferred Shares ($288 million), our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million). See Note 8 to our June 30, 2019 financial statements for the redemption dates of our other series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended June 30, 2019, we did not repurchase any of our common shares. From the inception of the repurchase program through July 30, 2019, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2019 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2019	2020	2021	2022	2023	Thereafter

Interest and principal payments
on debt (1)	$2,299,289	$27,596	$55,189	$54,955	$552,106	$59,835	$1,549,608

Leases and other commitments (2)	71,302	2,160	4,366	4,482	3,642	3,535	53,117

Construction commitments (3)	87,104	45,243	41,861	-	-	-	-

Total	$2,457,695	$74,999	$101,416	$59,437	$555,748	$63,370	$1,602,725

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at June 30, 2019. See Note 6 to our June 30, 2019 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at June 30, 2019.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2019 to be approximately $196.8 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2019, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.9 billion and represents 21.8% of the book value of our equity at June 30, 2019.

We have foreign currency exposure at June 30, 2019 related to (i) our investment in Shurgard, with a book value of $345.8 million and (ii) €342.0 million ($388.9 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at June 30, 2019 is approximately $2.0 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.9% at June 30, 2019. See Note 6 to our June 30, 2019 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total

Fixed rate debt	$971	$2,015	$1,883	$502,584	$19,226	$1,390,485	$1,917,164

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through July 30, 2019, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2019. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 11,500,000 of our 6.000% Series Z preferred shares in June 2019, at $25.00 per share.

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
DATED: July 30, 2019 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)