Form 10-Q
period 2019-09-30
Public Storage
filed 2019-10-30
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-33519

Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080.

Title of Class	Trading Symbol	Name of exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cum Pref Share, Series U, $0.01 par value	PSAPrU	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cum Pref Share, Series V, $0.01 par value	PSAPrV	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series W, $0.01 par value	PSAPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series X, $0.01 par value	PSAPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.875% Cum Pref Share, Series A, $0.01 par value	PSAPrA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cum Pref Share, Series B, $0.01 par value	PSAPrB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 28, 2019:

Common Shares of beneficial interest, $0.10 par value per share – 174,680,496 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2019 and December 31, 2018	1

	Statements of Income for the Three and Nine Months Ended September 30, 2019 and 2018	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018	3

	Statements of Equity for the Three and Nine Months Ended September 30, 2019 and 2018	4-7

	Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	8-9

	Condensed Notes to Financial Statements	10-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59-60

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 6.	Exhibits	61

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)

Cash and equivalents	$541,357	$361,218
Real estate facilities, at cost:
Land	4,152,663	4,047,982
Buildings	11,878,809	11,248,862
	16,031,472	15,296,844
Accumulated depreciation	(6,496,989)	(6,140,072)
	9,534,483	9,156,772
Construction in process	184,033	285,339
	9,718,516	9,442,111

Investments in unconsolidated real estate entities	771,167	783,988
Goodwill and other intangible assets, net	211,476	209,856
Other assets	171,345	131,097
Total assets	$11,413,861	$10,928,270

LIABILITIES AND EQUITY

Notes payable	$1,892,435	$1,412,283
Preferred shares called for redemption (Note 8)	287,500	-
Accrued and other liabilities	444,962	371,259
Total liabilities	2,624,897	1,783,542

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
150,650 shares issued (in series) and outstanding, (161,000 at
December 31, 2018), at liquidation preference	3,766,250	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,378,478 shares issued and outstanding (174,130,881 shares at
December 31, 2018)	17,438	17,413
Paid-in capital	5,719,182	5,718,485
Accumulated deficit	(650,222)	(577,360)
Accumulated other comprehensive loss	(78,513)	(64,060)
Total Public Storage shareholders’ equity	8,774,135	9,119,478
Noncontrolling interests	14,829	25,250
Total equity	8,788,964	9,144,728
Total liabilities and equity	$11,413,861	$10,928,270

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues:
Self-storage facilities	$687,778	$666,616	$2,007,525	$1,943,359
Ancillary operations	41,558	39,752	121,799	118,461
	729,336	706,368	2,129,324	2,061,820

Expenses:
Self-storage cost of operations	200,369	183,637	590,108	545,700
Ancillary cost of operations	11,893	11,907	34,091	33,648
Depreciation and amortization	129,233	124,516	378,033	362,272
General and administrative	16,908	27,429	51,675	90,278
Interest expense	12,597	8,094	32,994	24,589
	371,000	355,583	1,086,901	1,056,487

Interest and other income	6,465	7,020	22,012	18,892
Equity in earnings of unconsolidated real estate entities	19,045	17,771	55,631	90,529
Foreign currency exchange gain	15,574	2,612	18,147	12,738
Gain on sale of real estate	-	1,401	341	1,825
Net income	399,420	379,589	1,138,554	1,129,317
Allocation to noncontrolling interests	(1,478)	(1,562)	(4,035)	(4,491)
Net income allocable to Public Storage shareholders	397,942	378,027	1,134,519	1,124,826
Allocation of net income to:
Preferred shareholders - distributions	(50,028)	(54,080)	(158,565)	(162,238)
Preferred shareholders - redemptions (Note 8)	(9,146)	-	(26,540)	-
Restricted share units	(1,406)	(1,268)	(3,898)	(3,790)
Net income allocable to common shareholders	$337,362	$322,679	$945,516	$958,798
Net income per common share:
Basic	$1.94	$1.85	$5.43	$5.51
Diluted	$1.93	$1.85	$5.42	$5.50

Basic weighted average common shares outstanding	174,334	173,975	174,255	173,933
Diluted weighted average common shares outstanding	174,611	174,348	174,510	174,240

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2019		2018	2019	2018

Net income	$399,420	$379,589	$1,138,554	$1,129,317
Other comprehensive income (loss):
Aggregate foreign currency exchange gain	4,610	2,874	3,694	3,463
Adjust for aggregate foreign currency exchange
gain included in net income	(15,574)	(2,612)	(18,147)	(12,738)
Other comprehensive (loss) income	(10,964)	262	(14,453)	(9,275)
Total comprehensive income	388,456	379,851	1,124,101	1,120,042
Allocation to noncontrolling interests	(1,478)	(1,562)	(4,035)	(4,491)
Comprehensive income allocable to
Public Storage shareholders	$386,978	$378,289	$1,120,066	$1,115,551

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended September 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at June 30, 2019	$3,737,500	$17,429	$5,729,945	$(648,391)	$(67,549)	$8,768,934	$25,576	$8,794,510
Issuance of 12,650 preferred shares (Note 8)	316,250	-	(8,902)	-	-	307,348	-	307,348
Redemption of 11,500 preferred shares (Note 8)	(287,500)	-	-	-	-	(287,500)	-	(287,500)
Issuance of common shares in connection with
share-based compensation (83,955 shares)	-	9	15,610	-	-	15,619	-	15,619
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	6,442	-	-	6,442	-	6,442
Acquisition of noncontrolling interests	-	-	(23,913)	-	-	(23,913)	(11,087)	(35,000)
Contributions by noncontrolling interests	-	-	-	-	-	-	749	749
Net income	-	-	-	399,420	-	399,420	-	399,420
Net income allocated to noncontrolling interests	-	-	-	(1,478)	-	(1,478)	1,478	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(50,028)	-	(50,028)	-	(50,028)
Noncontrolling interests	-	-	-	-	-	-	(1,887)	(1,887)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,745)	-	(349,745)	-	(349,745)
Other comprehensive loss (Note 2)	-	-	-	-	(10,964)	(10,964)	-	(10,964)
Balances at September 30, 2019	$3,766,250	$17,438	$5,719,182	$(650,222)	$(78,513)	$8,774,135	$14,829	$8,788,964

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at June 30, 2018	$4,025,000	$17,394	$5,673,078	$(735,065)	$(84,601)	$8,895,806	$24,986	$8,920,792
Issuance of common shares in connection with
share-based compensation (122,610 shares)	-	12	6,232	-	-	6,244	-	6,244
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	17,998	-	-	17,998	-	17,998
Contributions by noncontrolling interests	-	-	-	-	-	-	590	590
Net income	-	-	-	379,589	-	379,589	-	379,589
Net income allocated to noncontrolling interests	-	-	-	(1,562)	-	(1,562)	1,562	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(54,080)	-	(54,080)	-	(54,080)
Noncontrolling interests	-	-	-	-	-	-	(2,207)	(2,207)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,166)	-	(349,166)	-	(349,166)
Other comprehensive income (Note 2)	-	-	-	-	262	262	-	262
Balances at September 30, 2018	$4,025,000	$17,406	$5,697,308	$(760,284)	$(84,339)	$8,895,091	$24,931	$8,920,022

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Nine Months Ended September 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 24,050 preferred shares (Note 8)	601,250	-	(17,179)	-	-	584,071	-	584,071
Redemption of 34,400 preferred shares (Note 8)	(860,000)	-	-	-	-	(860,000)	-	(860,000)
Issuance of common shares in connection with
share-based compensation (247,597 shares) (Note 10)	-	25	32,984	-	-	33,009	-	33,009
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	8,805	-	-	8,805	-	8,805
Acquisition of noncontrolling interests	-	-	(23,913)	-	-	(23,913)	(11,087)	(35,000)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,051	2,051
Net income	-	-	-	1,138,554	-	1,138,554	-	1,138,554
Net income allocated to noncontrolling interests	-	-	-	(4,035)	-	(4,035)	4,035	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(158,565)	-	(158,565)	-	(158,565)
Noncontrolling interests	-	-	-	-	-	-	(5,420)	(5,420)
Common shareholders and restricted share
unitholders ($6.00 per share)	-	-	-	(1,048,816)	-	(1,048,816)	-	(1,048,816)
Other comprehensive loss (Note 2)	-	-	-	-	(14,453)	(14,453)	-	(14,453)
Balances at September 30, 2019	$3,766,250	$17,438	$5,719,182	$(650,222)	$(78,513)	$8,774,135	$14,829	$8,788,964

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Nine Months Ended September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (206,275 shares)	-	21	7,922	-	-	7,943	-	7,943
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	40,987	-	-	40,987	-	40,987
Contributions by noncontrolling interests	-	-	-	-	-	-	1,342	1,342
Net income	-	-	-	1,129,317	-	1,129,317	-	1,129,317
Net income allocated to noncontrolling interests	-	-	-	(4,491)	-	(4,491)	4,491	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(162,238)	-	(162,238)	-	(162,238)
Noncontrolling interests	-	-	-	-	-	-	(5,262)	(5,262)
Common shareholders and restricted share
unitholders ($6.00 per share)	-	-	-	(1,047,161)	-	(1,047,161)	-	(1,047,161)
Other comprehensive loss (Note 2)	-	-	-	-	(9,275)	(9,275)	-	(9,275)
Balances at September 30, 2018	$4,025,000	$17,406	$5,697,308	$(760,284)	$(84,339)	$8,895,091	$24,931	$8,920,022

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2019		2018
Cash flows from operating activities:
Net income	$1,138,554	$1,129,317
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(341)	(1,825)
Depreciation and amortization	378,033	362,272
Equity in earnings of unconsolidated real estate entities	(55,631)	(90,529)
Distributions from retained earnings of unconsolidated
real estate entities	53,999	94,325
Foreign currency exchange gain	(18,147)	(12,738)
Share-based compensation expense	19,488	51,836
Other	51,699	38,824
Total adjustments	429,100	442,165
Net cash flows from operating activities	1,567,654	1,571,482
Cash flows from investing activities:
Payments for capital expenditures to maintain real estate facilities for:
Costs incurred during the period	(118,834)	(79,370)
Costs incurred in previous periods	(11,308)	(12,887)
Payments for development and expansion of real estate facilities for:
Costs incurred during the period	(148,908)	(192,785)
Costs incurred in previous periods	(75,756)	(57,226)
Acquisition of real estate facilities and intangible assets	(316,643)	(107,775)
Distributions in excess of retained earnings from
unconsolidated real estate entities	-	91,927
Proceeds from sale of real estate investments	762	3,390
Net cash flows used in investing activities	(670,687)	(354,726)
Cash flows from financing activities:
Repayments on notes payable	(1,432)	(1,329)
Issuance of notes payable, net of issuance costs	496,900	-
Issuance of preferred shares	584,071	-
Issuance of common shares	33,009	7,943
Redemption of preferred shares	(572,500)	-
Cash paid upon vesting of restricted share units	(10,683)	(10,849)
Acquisition of noncontrolling interests	(35,000)	-
Contributions by noncontrolling interests	2,051	1,342
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(1,207,381)	(1,209,399)
Distributions paid to noncontrolling interests	(5,420)	(5,262)
Net cash flows used in financing activities	(716,385)	(1,217,554)
Net cash flows from operating, investing, and financing activities	180,582	(798)
Net effect of foreign exchange translation	91	(143)
Increase (decrease) in cash and equivalents, including restricted cash	$180,673	$(941)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2019		2018

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$361,218	$433,376
Restricted cash included in other assets	22,801	22,677
	$384,019	$456,053

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$541,357	$432,525
Restricted cash included in other assets	23,335	22,587
	$564,692	$455,112

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(16,565)	$(14,037)
Construction or expansion of real estate facilities	(45,326)	(74,626)
Accrued and other liabilities	61,891	88,663

Real estate acquired in exchange for assumption of notes payable	(1,817)	-
Notes payable assumed in connection with acquisition of real estate	1,817	-

Preferred shares called for redemption and reclassified to liabilities	287,500	-
Preferred shares called for redemption and reclassified from equity	(287,500)	-

Other disclosures:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	-	170
Investments in unconsolidated real estate entities	14,453	9,045
Notes payable	(18,056)	(12,821)
Accumulated other comprehensive gain	3,694	3,463

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

At September 30, 2019, we have direct and indirect equity interests in 2,468 self-storage facilities (with approximately 167 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”, referred to in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as “Shurgard Europe”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 231 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an aggregate approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 28.8 million aggregate net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to fairly present the interim financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain amounts previously reported in our September 30, 2018 financial statements have been reclassified to conform to the September 30, 2019 presentation, including separate presentation on our Statements of Cash Flows of our cash payments for real estate investments between cash paid for amounts incurred during the current period and amounts incurred during previous periods.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Collectively, at September 30, 2019, the Company and the Subsidiaries own 2,468 self-storage facilities and four commercial facilities in the U.S. At September 30, 2019, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2019, we had no tax benefits that were not recognized.

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

September 30, 2019

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

September 30, 2019

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

At September 30, 2019, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at September 30, 2019 and December 31, 2018. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2019 and December 31, 2018. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived assets and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period. At September 30, 2019, these intangibles had a net book value of $18.1 million ($16.5 million at December 31, 2018). Accumulated amortization totaled $31.3 million at September 30, 2019 ($28.9 million at December 31, 2018), and amortization expense of $12.8 million and $12.7 million was recorded in the nine months ended September 30, 2019 and 2018, respectively. The estimated future amortization expense for our finite-lived intangible assets at September 30, 2019 is approximately $4.5 million in the remainder of 2019, $7.4 million in 2020 and $6.2 million thereafter. During the nine months ended September 30, 2019, intangibles increased $14.4 million in connection with the acquisition of real estate facilities (Note 3).

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

September 30, 2019

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.092 U.S. Dollars per Euro at September 30, 2019 (1.144 at December 31, 2018), and average exchange rates of 1.112 and 1.162 for the three months ended September 30, 2019 and 2018, respectively, and average exchange rates of 1.124 and 1.194 for the nine months ended September 30, 2019 and 2018, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

September 30, 2019

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,334	173,975	174,255	173,933
Net effect of dilutive stock options -
based on treasury stock method	277	373	255	307
Diluted weighted average common
shares outstanding	174,611	174,348	174,510	174,240

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30, 2019
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$15,296,844
Costs incurred for capital expenditures to maintain real estate facilities	135,399
Acquisitions	304,115
Dispositions	(426)
Developed or expanded facilities opened for operation	295,540
Ending balance	16,031,472
Accumulated depreciation:
Beginning balance	(6,140,072)
Depreciation expense	(356,922)
Dispositions	5
Ending balance	(6,496,989)
Construction in process:
Beginning balance	285,339
Costs incurred for development and expansion of real estate facilities	194,234
Developed or expanded facilities opened for operation	(295,540)
Ending balance	184,033
Total real estate facilities at September 30, 2019	$9,718,516

During the nine months ended September 30, 2019, we acquired 32 self-storage facilities and one commercial facility (2,202,000 net rentable square feet of storage space and 46,000 net rentable square feet of commercial space), for a total cost of $318.5 million, consisting of $316.7 million in cash and the assumption of $1.8 million in mortgage notes. Approximately $14.4 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $295.5 million during the nine months ended September 30, 2019, adding 3.2 million net rentable square feet of self-storage space. Construction in process at September 30, 2019 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the nine months ended September 30, 2019, we paid a total of $224.7 million with respect to the development and expansion of real estate facilities, including $75.8 million to repay amounts accrued at December 31, 2018 ($250.0 million during the nine months ended September 30, 2018, including $57.2 million to repay amounts accrued at December 31, 2017). Of the $194.2 million in costs incurred during the nine months ended September 30, 2019, $45.3 million remains unpaid at September 30, 2019.

During the nine months ended September 30, 2019, we paid a total of $130.1 million with respect to capital expenditures to maintain real estate facilities, including $11.3 million to repay amounts accrued at December 31, 2018 ($92.3 million during the nine months ended September 30, 2018, including $12.9 million to repay amounts accrued at December 31, 2017). Of the $135.4 million in costs incurred during the nine months ended September 30, 2019, $16.6 million remains unpaid at September 30, 2019.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2019	December 31, 2018

PSB	$431,216	$434,533
Shurgard	339,951	349,455
Total	$771,167	$783,988

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

PSB	$13,660	$13,008	$42,244	$73,451
Shurgard	5,385	4,763	13,387	17,078
Total	$19,045	$17,771	$55,631	$90,529

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an aggregate approximately 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at September 30, 2019 ($181.95 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.6 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During the nine months ended September 30, 2019 and 2018, we received cash distributions from PSB totaling $45.6 million and $39.8 million, respectively.

At September 30, 2019, our pro-rata investment in PSB’s real estate assets included in investment in real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $31.7 million ($32.3 million at December 31, 2018). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.6 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively.

PSB’s filings and selected financial information can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

Based upon the closing price at September 30, 2019 (€29.25 per share of SHUR common stock, at 1.092 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.0 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $0.7 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. The remaining license fees we receive from Shurgard are classified as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from retained earnings of unconsolidated real estate entities” to the extent of our cumulative earnings, with any excess classified as “distributions in excess of retained earnings from unconsolidated real estate entities.” Shurgard paid €0.22 per share in dividends to its shareholders during the nine months ended September 30, 2019, of which our share totaled $7.7 million. During the nine months ended September 30, 2018, Shurgard paid a cash dividend to its shareholders at the time, of which our equity share was $145.4 million.

Changes in foreign currency exchange rates decreased our investment in Shurgard by approximately $14.5 million and $9.0 million in the nine months ended September 30, 2019 and 2018, respectively.

Shurgard’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which was amended on April 19, 2019 to (i) extend the maturity date from March 31, 2020 to April 19, 2024, (ii) decrease the current effective borrowing spread over LIBOR from 0.850% to 0.70%, and (iii) decrease the current effective facility fee from 0.080% to 0.070%. All other terms remained substantially the same. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.70% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.70% at September 30, 2019). We are also required to pay a quarterly facility fee ranging from 0.070% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.070% per annum at September 30, 2019). At September 30, 2019 and October 29, 2019, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.9 million at September 30, 2019 ($16.2 million at December 31, 2018). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2019.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

6.Notes Payable

Our notes payable at September 30, 2019 and December 31, 2018 are set forth in the tables below:

			Amounts at September 30, 2019
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(1,551)	$498,449	$504,855
Notes due September 15, 2027	3.094%	3.218%	500,000	(4,208)	495,792	524,629
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,954)	497,046	535,740
			1,500,000	(8,713)	1,491,287	1,565,224

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	109,170	-	109,170	113,205
Notes due November 3, 2025	2.175%	2.175%	264,205	-	264,205	292,399
			373,375	-	373,375	405,604
Mortgage Debt, secured by 27
real estate facilities with a net
book value of $108.9 million	4.038%	4.005%	27,773	-	27,773	28,816

			$1,901,148	$(8,713)	$1,892,435	$1,999,644

	Amounts at
	December 31, 2018
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,053	$482,017
Notes due September 15, 2027	495,396	469,055
Notes due May 1, 2029	-	-
	993,449	951,072

Euro Denominated Unsecured Debt
Notes due April 12, 2024	114,449	115,964
Notes due November 3, 2025	276,982	286,078
	391,431	402,042

Mortgage Debt	27,403	27,613

	$1,412,283	$1,380,727

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

U.S. Dollar Denominated Unsecured Notes

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at September 30, 2019. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 6% at September 30, 2019) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 52x for the twelve months ended September 30, 2019) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Notes

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors. The Euro Notes consist of two tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually. The Euro Notes have various customary financial covenants, all of which we were in compliance with at September 30, 2019.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain” on our income statement (gains of $15.6 million and $18.1 million for the three and nine months ended September 30, 2019, respectively, as compared to gains of $2.6 million and $12.7 million for the same periods in 2018).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

During the nine months ended September 30, 2019, we assumed a mortgage note with a contractual value of $1.8 million and an interest rate of 3.9%, which approximated market rate, in connection with the acquisition of a real estate facility.

At September 30, 2019, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At September 30, 2019, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2019	$-	$490	$490
2020	-	2,015	2,015
2021	-	1,883	1,883
2022	500,000	2,584	502,584
2023	-	19,226	19,226
Thereafter	1,373,375	1,575	1,374,950
	$1,873,375	$27,773	$1,901,148
Weighted average effective rate	2.8%	4.0%	2.9%

Cash paid for interest totaled $35.1 million and $27.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest capitalized as real estate totaled $3.0 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively.

7.Noncontrolling Interests

At September 30, 2019, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 17 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At September 30, 2019, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During the three months ended September 30, 2019 and 2018, we allocated a total of $1.5 million and $1.6 million, respectively, of income to these interests; and we paid $1.9 million and $2.2 million, respectively, in distributions to these interests. During the nine months ended September 30, 2019 and 2018, we allocated a total of $4.0 million and $4.5 million, respectively, of income to these interests; and we paid $5.4 million and $5.3 million, respectively, in distributions to these interests. On September 17, 2019, we acquired noncontrolling interests for an aggregate of $35.0 million in cash, of which $11.1 million was allocated to Noncontrolling Interests, with the remainder allocated to Paid-in Capital.

During the three and nine months ended September 30, 2019, Noncontrolling Interests contributed $0.7 million and $2.1 million, respectively, to our subsidiaries ($0.6 million and $1.3 million for the same periods in 2018).

8.Shareholders’ Equity

Preferred Shares

At September 30, 2019 and December 31, 2018, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

			At September 30, 2019		At December 31, 2018
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	-	$-	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	-	-	11,400	285,000
Series Z	6/4/2019	6.000%	-	-	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	-	-
Series I	9/12/2024	4.875%	12,650	316,250	-	-
Total Preferred Shares			150,650	$3,766,250	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At September 30, 2019, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

On March 28, 2019, we redeemed our 6.375% Series Y Preferred Shares, at par. We recorded an $8.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2019 in connection with this redemption.

On June 27, 2019, we redeemed our 6.000% Series Z Preferred Shares, at par. We recorded an $8.9 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2019 in connection with this redemption.

On September 11, 2019, we called for redemption of, and on October 15, 2019, we redeemed our 5.625% Series U Preferred Shares, at par. The liquidation value (at par) of $287.5 million was reclassified as a liability at September 30, 2019. We recorded a $9.1 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2019 in connection with this redemption.

On September 12, 2019, we issued 12.65 million depositary shares, each representing 0.001 of a share of our 4.875% Series I Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $316.3 million in gross proceeds, and we incurred $8.9 million in issuance costs.

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.7 million ($2.00 per share) and $349.2 million ($2.00 per share) for the three months ended September 30, 2019 and 2018, respectively, and $1.0 billion ($6.00 per share) for each of the nine month periods ended September 30, 2019 and 2018. Preferred share dividends totaled $50.0 million and $54.1 million for the three months ended September 30, 2019 and 2018, respectively, and $158.6 million and $162.2 million for the nine months ended September 30, 2019 and 2018, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.3% of our common shares outstanding at September 30, 2019.

At September 30, 2019, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 62 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.1 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. Our right to continue receiving these premiums may be qualified.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

For the three and nine months ended September 30, 2019, we recorded $1.2 million and $3.3 million, respectively, in compensation expense related to stock options, as compared to $4.0 million and $10.9 million for the same periods in 2018. Amounts for the three and nine months ended September 30, 2018 include $1.8 million and $5.3 million in connection with the acceleration of amortization on grants as discussed above.

During the nine months ended September 30, 2019, 120,000 stock options were granted, 186,255 options were exercised and 10,000 options were forfeited. A total of 2,344,667 stock options were outstanding at September 30, 2019 (2,420,922 at December 31, 2018) and have an average exercise price of $204.29.

Restricted Share Units

RSUs generally vest over 5 to 8 years from the grant date. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders. We expense any

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

During the nine months ended September 30, 2019, 41,300 RSUs were granted, 33,551 RSUs were forfeited and 104,638 RSUs vested. This vesting resulted in the issuance of 61,342 common shares. In addition, tax deposits totaling $10.7 million ($10.9 million for the same period in 2018) were made on behalf of employees in exchange for 43,296 common shares withheld upon vesting. A total of 620,807 RSUs were outstanding at September 30, 2019 (717,696 at December 31, 2018).

A total of $5.9 million and $17.0 million in RSU expense was recorded for the three and nine months ended September 30, 2019, respectively, which includes approximately $0.1 million and $1.1 million in employer taxes incurred upon vesting, as compared to $14.7 million and $41.9 million for the same periods in 2018, which includes approximately $0.1 million and $1.0 million in employer taxes incurred upon vesting. Amounts for the three and nine months ended September 30, 2018 include $5.3 million and $17.3 million, respectively, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Investment in PSB

This segment represents our 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial space. PSB has a separate management team and board of directors that makes its financing, capital allocation, and other significant decisions. In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the SEC. The segment presentation in the tables below includes our equity earnings from PSB.

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

Presentation of Segment Information

The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Self-Storage Segment
Revenue	$687,778	$666,616	$2,007,525	$1,943,359
Cost of operations	(200,369)	(183,637)	(590,108)	(545,700)
Net operating income	487,409	482,979	1,417,417	1,397,659
Depreciation and amortization	(129,233)	(124,516)	(378,033)	(362,272)
Net income	358,176	358,463	1,039,384	1,035,387

Ancillary Segment
Revenue	41,558	39,752	121,799	118,461
Cost of operations	(11,893)	(11,907)	(34,091)	(33,648)
Net operating income	29,665	27,845	87,708	84,813

Investment in PSB Segment	13,660	13,008	42,244	73,451
Investment in Shurgard Segment	5,385	4,763	13,387	17,078
Total equity in earnings of real estate entities	19,045	17,771	55,631	90,529

Total net income allocated to segments	406,886	404,079	1,182,723	1,210,729

Other items not allocated to segments:
General and administrative	(16,908)	(27,429)	(51,675)	(90,278)
Interest and other income	6,465	7,020	22,012	18,892
Interest expense	(12,597)	(8,094)	(32,994)	(24,589)
Foreign currency exchange gain	15,574	2,612	18,147	12,738
Gain on sale of real estate	-	1,401	341	1,825
Net income	$399,420	$379,589	$1,138,554	$1,129,317

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At September 30, 2019, there were approximately 950,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.1 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $78.8 million at September 30, 2019. We expect to pay approximately $13.2 million in the remainder of 2019, $64.4 million in 2020 and $1.2 million in 2021 for these construction commitments.

13.Subsequent Events

Subsequent to September 30, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities with 612,000 net rentable square feet, for $69.6 million.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our September 30, 2019 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Most of our facilities compete with other well-managed and well-located competitors within the local trade area, which is generally a three to five mile radius. In addition to local competition, we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends. We believe that our centralized information networks, national telephone and online reservation system, the brand name “Public Storage,” and our economies of scale enable us to meet such challenges effectively.

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

The primary competitive impact of this new supply is the increase in rentable units. However, the negative impact of new competition on nearby existing facilities can be magnified because newly developed facilities may be more attractive to the customer or more visible. Much of this new supply, including our own, represents “fifth generation” facilities which often have a more fresh and vibrant appearance, more amenities such as climate control, more attractive office configurations, newer elements, and a more imposing and attractive retail presence as compared to the existing stock of self-storage facilities which were built over the last 50 years.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed “fifth generation” facilities), we have commenced a comprehensive program to rebrand our properties, in order to develop more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. This program has initially been concentrated in properties located in a limited number of individual markets. The extent to which we continue this program in additional markets, and the relative scope of work, will depend in part upon the results of the initial implementation of the program.

In addition to managing our existing facilities for organic growth, we plan on growing through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2013 through September 30, 2019, we acquired a total of 328 facilities with 22.8 million net rentable square feet from third parties for approximately $3.0 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.5 billion, adding approximately 14.5 million net rentable square feet.

Subsequent to September 30, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities, with approximately 0.6 million net rentable square feet, for $69.6 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2019, we had additional development and redevelopment projects to build approximately 3.7 million net rentable square feet at a total cost of approximately $532.4 million. We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run.  However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in the first nine months of 2019 will continue at similar levels in the remainder of 2019.

On October 15, 2018, Shurgard Self Storage SA (“Shurgard”, referred to in our Annual Report on Form 10-K for the year ended December 31, 2018 as “Shurgard Europe”) completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol. In the Offering, Shurgard issued 25.0 million of its common shares to third parties at a price of €23 per share, for €575 million in gross proceeds. The gross proceeds were used to repay short-term borrowings, invest in real estate assets, and for other corporate purposes. Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to approximately 35% as a result of the Offering. See “Investment in Shurgard” below for more information.

As of September 30, 2019, we expect capital resources over the next year of approximately $1.3 billion, which exceeds our currently identified capital needs of approximately $705.5 million. Our expected capital resources include: (i) $541.4 million of cash as of September 30, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $250 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $69.6 million in property acquisitions currently under contract, $287.5 million to redeem our Series U Preferred Shares on October 15, 2019 and $348.4 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months. We have no substantial principal payments on debt until 2022. Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties. In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended September 30, 2019

For the three months ended September 30, 2019, net income allocable to our common shareholders was $337.4 million or $1.93 per diluted common share, compared to $322.7 million or $1.85 per diluted common share in 2018 representing an increase of $14.7 million or $0.08 per diluted common share. The increase is due primarily to (i) a $13.0 million increase in foreign currency exchange gains associated with our euro denominated debt, (ii) a $4.4 million increase in self-storage net operating income (described below), and (iii) a reduction in general and administrative expense attributable to $7.1 million in incremental share-based compensation expense in the three months ended September 30, 2018 for the planned retirement of our former CEO and CFO. These increases were offset partially by (iv) a $9.1 million allocation to our preferred shareholders associated with our preferred share redemption activities in the three months ended September 30, 2019.

The $4.4 million increase in self-storage net operating income is a result of an $8.2 million increase in our non-Same Store Facilities (Same Store Facilities, as defined below), offset partially by a $3.8 million decrease in our Same Store Facilities. The increase in net operating income of $8.2 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2019 and the fill-up of recently developed and expanded facilities. Revenues for the Same Store Facilities increased 1.1% or $6.5 million in the three months ended September 30, 2019 as compared to 2018, due to higher realized annual rent per occupied square foot and higher occupancy. Cost of operations for the Same Store Facilities increased by 6.4% or $10.3 million in the three months ended September 30, 2019 as compared to 2018, due primarily to a 69.5% ($5.7 million) increase in marketing expenses and a 4.9% ($3.1 million) increase in property taxes.

Operating Results for the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2019, net income allocable to our common shareholders was $945.5 million or $5.42 per diluted common share, compared to $958.8 million or $5.50 per diluted common share in 2018 representing a decrease of $13.3 million or $0.08 per diluted common share. The decrease is due primarily to (i) our $34.9 million equity share of gains recorded by PS Business Parks in the nine months ended September 30, 2018 and (ii) a $26.5 million allocation to our preferred shareholders associated with our preferred share redemption activities in the nine months ended September 30, 2019. These decreases were offset partially by (iii) a $19.8 million increase in self-storage net operating income (described below) and (iv) a reduction in general and administrative expense attributable to $22.7 million in incremental share-based compensation expense in the nine months ended September 30, 2018 for the planned retirement of our former CEO and CFO.

The $19.8 million increase in self-storage net operating income is a result of a $2.0 million increase in our Same Store Facilities and a $17.8 million increase in our non-Same Store Facilities. Revenues for the Same Store Facilities increased 1.5% or $26.7 million in the nine months ended September 30, 2019 as compared to 2018, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 5.1% or $24.7 million in the nine months ended September 30, 2019 as compared to 2018, due primarily to a 50.1% ($11.6 million) increase in marketing expenses as well as a 5.0% ($9.3 million) increase in property taxes. The increase in net operating income of $17.8 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2019 and the fill-up of recently developed and expanded facilities.

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

For the three months ended September 30, 2019, FFO was $2.76 per diluted common share, as compared to $2.66 per diluted common share for the same period in 2018, representing an increase of 3.8%, or $0.10 per diluted common share.

For the nine months ended September 30, 2019, FFO was $7.86 per diluted common share, as compared to $7.68 per diluted common share for the same period in 2018, representing an increase of 2.3%, or $0.18 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.93	$1.85	$5.42	$5.50
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.83	0.82	2.45	2.40
Gains on sale of real estate investments,
including our equity share from
investments	-	(0.01)	(0.01)	(0.22)
FFO per share	$2.76	$2.66	$7.86	$7.68

Computation of FFO per Share:

Net income allocable to common shareholders	$337,362	$322,679	$945,516	$958,798
Eliminate items excluded from FFO:
Depreciation and amortization	128,716	124,516	377,516	362,272
Depreciation from unconsolidated
real estate investments	17,803	19,615	52,564	58,238
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(1,019)	(892)	(3,305)	(2,824)
Gains on sale of real estate investments,
including our equity share from
investments	(388)	(1,766)	(1,380)	(37,530)
FFO allocable to common shares	$482,474	$464,152	$1,370,911	$1,338,954
Diluted weighted average common shares	174,611	174,348	174,510	174,240
FFO per share	$2.76	$2.66	$7.86	$7.68

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) acceleration of accruals or reduction of accruals due to the departure of senior executives, and (iv) certain other non-cash and/or nonrecurring income or expense items. We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change

FFO per share	$2.76	$2.66	3.8%	$7.86	$7.68	2.3%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange gain	(0.09)	(0.01)		(0.10)	(0.07)
Application of EITF D-42	0.05	-		0.15	-
(Forfeiture)/Acceleration of share-based
compensation expense due to the
departure of senior executives	-	0.04		(0.01)	0.13
Other items	0.01	0.01		-	0.01
Core FFO per share	$2.73	$2.70	1.1%	$7.90	$7.75	1.9%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our September 30, 2019 financial statements, “Segment Information.” Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,159 facilities that we have owned and operated on a stabilized basis since January 1, 2017 (the “Same Store Facilities”), (ii) 91 facilities we acquired after December 31, 2016 (the “Acquired facilities”), (iii) 138 facilities that have been newly developed or expanded, or that we are in the process of expanding or that we expect to commence expansion by December 31, 2019 (the “Newly developed and expanded facilities”) and (iv) 80 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2017 (the “Other non-same store facilities”). See Note 11 to our September 30, 2019 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations		Three Months Ended		Nine Months Ended
Summary		September 30,		September 30,
			Percentage			Percentage
2019		2018	Change	2019	2018	Change
(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$611,227	$604,705	1.1%	$1,796,475	$1,769,808	1.5%
Acquired facilities	16,222	9,171	76.9%	41,429	23,673	75.0%
Newly developed and expanded facilities	39,771	31,963	24.4%	109,404	88,928	23.0%
Other non-same store facilities	20,558	20,777	(1.1)%	60,217	60,950	(1.2)%
	687,778	666,616	3.2%	2,007,525	1,943,359	3.3%
Cost of operations:
Same Store facilities	170,865	160,543	6.4%	506,137	481,434	5.1%
Acquired facilities	6,058	3,156	92.0%	16,027	8,309	92.9%
Newly developed and expanded facilities	16,976	13,376	26.9%	48,809	35,863	36.1%
Other non-same store facilities	6,470	6,562	(1.4)%	19,135	20,094	(4.8)%
	200,369	183,637	9.1%	590,108	545,700	8.1%
Net operating income (a):
Same Store facilities	440,362	444,162	(0.9)%	1,290,338	1,288,374	0.2%
Acquired facilities	10,164	6,015	69.0%	25,402	15,364	65.3%
Newly developed and expanded facilities	22,795	18,587	22.6%	60,595	53,065	14.2%
Other non-same store facilities	14,088	14,215	(0.9)%	41,082	40,856	0.6%
Total net operating income	487,409	482,979	0.9%	1,417,417	1,397,659	1.4%

Depreciation and amortization expense:
Same Store facilities	(97,352)	(97,021)	0.3%	(288,913)	(286,707)	0.8%
Acquired facilities	(9,326)	(6,174)	51.1%	(24,688)	(17,198)	43.6%
Newly developed and expanded facilities	(14,045)	(12,755)	10.1%	(39,763)	(32,022)	24.2%
Other non-same store facilities	(8,510)	(8,566)	(0.7)%	(24,669)	(26,345)	(6.4)%
Total depreciation and
amortization expense	(129,233)	(124,516)	3.8%	(378,033)	(362,272)	4.4%

Net income:
Same Store facilities	343,010	347,141	(1.2)%	1,001,425	1,001,667	(0.0)%
Acquired facilities	838	(159)	(627.0)%	714	(1,834)	(138.9)%
Newly developed and expanded facilities	8,750	5,832	50.0%	20,832	21,043	(1.0)%
Other non-same store facilities	5,578	5,649	(1.3)%	16,413	14,511	13.1%
Total net income	$358,176	$358,463	(0.1)%	$1,039,384	$1,035,387	0.4%

Number of facilities at period end:
Same Store facilities				2,159	2,159	-
Acquired facilities				91	50	82.0%
Newly developed and expanded facilities				138	128	7.8%
Other non-same store facilities				80	82	(2.4)%
				2,468	2,419	2.0%
Net rentable square footage at period end:
Same Store facilities				139,315	139,315	-
Acquired facilities				6,037	3,129	92.9%
Newly developed and expanded facilities				15,836	12,217	29.6%
Other non-same store facilities				6,070	6,198	(2.1)%
				167,258	160,859	4.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results. See Note 11 to our September 30, 2019 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 0.9% and 1.4% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases are due primarily to the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities consist of facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2017. Accordingly, our Same Store Facilities exclude (i) facilities acquired after December 31, 2016, (ii) newly developed or expanded facilities, (iii) facilities where expansion is under construction or that we expect to commence by December 31, 2019, (iv) facilities whose operating trends are significantly affected by factors such as casualty events, and (v) facilities which were otherwise not stabilized at December 31, 2016 (such as recently developed facilities acquired from third parties before December 31, 2016). Our Same Store Facilities decreased from 2,165 facilities at June 30, 2019 to 2,159 at September 30, 2019. The composition of our Same Store Facilities allows us to more effectively evaluate the ongoing performance of our self-storage portfolio in 2017, 2018, and 2019 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe the Same Store information is used by investors and REIT analysts in a similar manner.

The following table summarizes the historical operating results of these 2,159 facilities (139.3 million net rentable square feet) that represent approximately 83% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2019.

Selected Operating Data for the Same Store Facilities (2,159 facilities)
Three Months Ended				Nine Months Ended
September 30,				September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change

(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$584,577	$578,198	1.1%	$1,718,529	$1,692,682	1.5%
Late charges and
administrative fees	26,650	26,507	0.5%	77,946	77,126	1.1%
Total revenues (a)	611,227	604,705	1.1%	1,796,475	1,769,808	1.5%

Cost of operations:
Property taxes	65,450	62,373	4.9%	196,066	186,802	5.0%
On-site property manager
payroll	30,647	30,137	1.7%	90,888	89,588	1.5%
Supervisory payroll	9,754	9,411	3.6%	29,394	29,292	0.3%
Repairs and maintenance	12,785	11,855	7.8%	37,841	36,060	4.9%
Utilities	11,572	11,525	0.4%	32,178	33,053	(2.6)%
Marketing	13,934	8,221	69.5%	34,769	23,166	50.1%
Other direct property costs	15,293	15,565	(1.7)%	47,863	46,583	2.7%
Allocated overhead	11,430	11,456	(0.2)%	37,138	36,890	0.7%
Total cost of operations (a)	170,865	160,543	6.4%	506,137	481,434	5.1%
Net operating income	440,362	444,162	(0.9)%	1,290,338	1,288,374	0.2%
Depreciation and
amortization expense	(97,352)	(97,021)	0.3%	(288,913)	(286,707)	0.8%
Net income	$343,010	$347,141	(1.2)%	$1,001,425	$1,001,667	(0.0)%

Gross margin (before depreciation
and amortization expense)	72.0%	73.5%	(2.0)%	71.8%	72.8%	(1.4)%

Weighted average for the period:
Square foot occupancy	94.2%	93.8%	0.4%	93.6%	93.3%	0.3%

Realized annual rental income per (b):
Occupied square foot	$17.82	$17.69	0.7%	$17.58	$17.37	1.2%
Available square foot	$16.79	$16.60	1.1%	$16.45	$16.20	1.5%

At September 30:
Square foot occupancy				92.7%	92.0%	0.8%
Annual contract rent per
occupied square foot (c)				$18.17	$18.16	0.1%

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.1% and 1.5% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increases of 0.7% and 1.2% in realized annual rent per occupied square foot for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

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

Same Store weighted average square foot occupancy remained strong at 94.2% and 93.6% in the three and nine months ended September 30, 2019, respectively, as compared to 93.8% and 93.3% for the same periods in 2018.

We believe that high occupancies help maximize our rental income. We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

Annual contract rent per foot for customers moving in was $13.88 and $14.65 for the three months ended September 30, 2019 and 2018, respectively, and the related square footage for the space they moved into was 26.7 million and 26.9 million, respectively. Annual contract rent per foot for customers moving out was $16.41 and $16.51 for the three months ended September 30, 2019 and 2018, respectively, and the related square footage for the space they moved out of was 28.6 million and 29.2 million, respectively.

Annual contract rent per foot for customers moving in was $13.76 and $14.26 for the nine months ended September 30, 2019 and 2018, respectively, and the related square footage for the space they moved into was 78.9 million and 79.8 million, respectively. Annual contract rent per foot for customers moving out was $16.17 and $16.20 for the nine months ended September 30, 2019 and 2018, respectively, and the related square footage for the space they moved out of was 77.0 million and 78.5 million, respectively.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer. Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $18.4 million and $57.8 million for the three and nine months ended September 30, 2019, respectively, as compared to $19.3 million and $60.9 million for the same periods in 2018.

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

Throughout 2018 and the first nine months of 2019, we have had an increased average length of stay and fewer move-outs. The increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants, due to more long-term customers that were eligible for rate increases. The extent to which these positive trends will continue in the remainder of 2019 is uncertain at this time.

We believe rental revenue growth in the remainder of 2019 will come primarily from continued annual rent increases to existing tenants. Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with continued moderate revenue growth in the remainder of 2019. However, there can be no assurance of continued revenue growth, because current trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many factors which cannot be predicted, such as the level of consumer demand and competition from newly developed and existing facilities. We are taking a number of actions to improve demand into our system, including increasing marketing spend on the Internet and offering lower rental rates to new customers.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 6.4% and 5.1% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increased property tax and marketing expense.

Property tax expense increased 4.9% and 5.0% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. We expect property tax expense growth of approximately 5.0% in the remainder of 2019 due primarily to higher assessed values and, to a lesser extent, increased tax rates.

On-site property manager payroll expense increased 1.7% and 1.5% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due primarily to higher wage rates. We have been impacted by a tight labor market across the country, as well as increases in minimum wages in certain jurisdictions. We expect similar additional impacts in the remainder of 2019 due to tighter labor markets.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 3.6% and 0.3% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due primarily to increases in headcount. We expect inflationary increases in wage rates and increased headcount in the remainder of 2019.

Repairs and maintenance expense increased 7.8% and 4.9% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Repair and maintenance costs include snow removal expense totaling $3.1 million and $2.9 million in the nine months ended September 30, 2019 and 2018 (none in the three months ended September 2019 and 2018). Excluding snow removal costs, repairs and maintenance increased 7.8% and 4.7% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

Repairs and maintenance expense levels are dependent upon many factors such as (i) sporadic occurrences such as accidents, damage, and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs. Accordingly, it is difficult to estimate future repairs and maintenance expense.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense increased 0.4% and decreased 2.6% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 69.5% and 50.1% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases are due primarily to higher Internet advertising spending, as we have sought to attract more customers for our space and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers. We expect continued increases in the remainder of 2019.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, and the cost of operating each property’s rental office. These costs decreased 1.7% and increased 2.7% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect inflationary increases in other direct property costs in the remainder of 2019.

Allocated overhead represents administrative expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. These amounts also include the costs of senior executives responsible for these processes (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense). Allocated overhead decreased 0.2% and increased 0.7% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. We expect minimal increases in allocated overhead in the remainder of 2019.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 0.3% and 0.8% in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. We expect modest increases in depreciation expense in the remainder of 2019.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2019	$586,004	$599,244	$611,227
2018	$577,310	$587,793	$604,705	$591,490	$2,361,298

Total cost of operations:
2019	$168,359	$166,913	$170,865
2018	$162,034	$158,857	$160,543	$129,839	$611,273

Property taxes:
2019	$64,945	$65,671	$65,450
2018	$61,858	$62,571	$62,373	$36,286	$223,088

Repairs and maintenance:
2019	$13,369	$11,687	$12,785
2018	$12,124	$12,081	$11,855	$12,428	$48,488

Marketing:
2019	$8,751	$12,084	$13,934
2018	$6,855	$8,090	$8,221	$9,178	$32,344

REVPAF:
2019	$16.08	$16.48	$16.79
2018	$15.84	$16.17	$16.60	$16.23	$16.21

Weighted average realized annual rent per occupied square foot:
2019	$17.38	$17.53	$17.82
2018	$17.19	$17.23	$17.69	$17.55	$17.41

Weighted average occupancy levels for the period:
2019	92.5%	94.0%	94.2%
2018	92.1%	93.8%	93.8%	92.5%	93.1%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (204, 14.1)	$91,875	$89,911	2.2%	$270,987	$263,648	2.8%
San Francisco (127, 7.9)	51,916	51,053	1.7%	152,291	149,315	2.0%
New York (86, 6.0)	38,730	38,128	1.6%	113,665	111,194	2.2%
Washington DC (88, 5.4)	29,259	28,420	3.0%	85,112	82,735	2.9%
Seattle-Tacoma (83, 5.5)	27,634	27,436	0.7%	80,725	79,695	1.3%
Miami (81, 5.7)	28,521	29,134	(2.1)%	84,718	85,995	(1.5)%
Atlanta (98, 6.4)	21,931	21,690	1.1%	64,680	63,157	2.4%
Chicago (128, 8.1)	30,340	29,922	1.4%	88,533	88,019	0.6%
Dallas-Ft. Worth (98, 6.2)	20,913	21,066	(0.7)%	61,818	62,545	(1.2)%
Orlando-Daytona (69, 4.3)	15,469	15,351	0.8%	45,509	44,905	1.3%
Houston (78, 5.3)	16,954	18,007	(5.8)%	51,261	53,756	(4.6)%
Philadelphia (56, 3.5)	15,193	14,631	3.8%	44,262	42,330	4.6%
West Palm Beach (37, 2.4)	11,171	11,121	0.4%	32,969	32,707	0.8%
Tampa (50, 3.3)	11,697	11,830	(1.1)%	34,657	34,834	(0.5)%
Denver (48, 3.1)	11,791	12,153	(3.0)%	34,712	35,830	(3.1)%
All other markets (828, 52.1)	187,833	184,852	1.6%	550,576	539,143	2.1%
Total revenues	$611,227	$604,705	1.1%	$1,796,475	$1,769,808	1.5%

Net operating income:
Los Angeles	$74,996	$74,046	1.3%	$221,444	$217,060	2.0%
San Francisco	41,730	41,556	0.4%	122,226	121,010	1.0%
New York	26,701	27,002	(1.1)%	78,022	77,254	1.0%
Washington DC	21,559	21,311	1.2%	62,015	60,943	1.8%
Seattle-Tacoma	21,371	21,636	(1.2)%	61,866	62,018	(0.2)%
Miami	19,802	20,786	(4.7)%	59,488	61,113	(2.7)%
Atlanta	16,067	16,030	0.2%	46,959	45,876	2.4%
Chicago	15,551	16,004	(2.8)%	44,322	46,105	(3.9)%
Dallas-Ft. Worth	13,706	14,123	(3.0)%	40,308	41,833	(3.6)%
Orlando-Daytona	10,949	11,069	(1.1)%	32,261	32,187	0.2%
Houston	10,472	11,793	(11.2)%	32,100	35,318	(9.1)%
Philadelphia	10,705	10,443	2.5%	31,061	29,667	4.7%
West Palm Beach	8,090	8,219	(1.6)%	23,977	23,951	0.1%
Tampa	7,869	8,350	(5.8)%	23,613	24,431	(3.3)%
Denver	7,950	8,631	(7.9)%	23,152	25,214	(8.2)%
All other markets	132,844	133,163	(0.2)%	387,524	384,394	0.8%
Total net operating income	$440,362	$444,162	(0.9)%	$1,290,338	$1,288,374	0.2%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Weighted average square foot
occupancy:
Los Angeles	95.5%	95.2%	0.3%	95.2%	95.1%	0.1%
San Francisco	94.7%	94.7%	0.0%	94.5%	94.7%	(0.2)%
New York	94.8%	95.1%	(0.3)%	94.2%	94.5%	(0.3)%
Washington DC	94.7%	93.6%	1.2%	93.7%	92.5%	1.3%
Seattle-Tacoma	94.3%	94.4%	(0.1)%	93.4%	93.5%	(0.1)%
Miami	93.5%	93.3%	0.2%	92.9%	93.0%	(0.1)%
Atlanta	93.7%	94.2%	(0.5)%	93.3%	93.3%	0.0%
Chicago	94.0%	92.0%	2.2%	92.0%	90.3%	1.9%
Dallas-Ft. Worth	92.8%	91.7%	1.2%	92.0%	91.4%	0.7%
Orlando-Daytona	94.7%	94.9%	(0.2)%	94.4%	94.9%	(0.5)%
Houston	90.5%	90.7%	(0.2)%	89.3%	91.3%	(2.2)%
Philadelphia	95.8%	95.5%	0.3%	95.5%	94.9%	0.6%
West Palm Beach	94.3%	94.0%	0.3%	93.9%	93.9%	0.0%
Tampa	93.3%	93.6%	(0.3)%	92.7%	93.3%	(0.6)%
Denver	94.4%	92.9%	1.6%	93.5%	92.2%	1.4%
All other markets	94.3%	93.8%	0.5%	93.7%	93.1%	0.6%
Total weighted average
square foot occupancy	94.2%	93.8%	0.4%	93.6%	93.3%	0.3%

Realized annual rent per
occupied square foot:
Los Angeles	$26.42	$25.92	1.9%	$26.06	$25.35	2.8%
San Francisco	27.19	26.71	1.8%	26.65	26.05	2.3%
New York	26.42	25.93	1.9%	26.01	25.41	2.4%
Washington DC	21.86	21.60	1.2%	21.42	21.19	1.1%
Seattle-Tacoma	20.48	20.30	0.9%	20.13	19.85	1.4%
Miami	20.44	20.91	(2.2)%	20.38	20.64	(1.3)%
Atlanta	13.64	13.36	2.1%	13.45	13.10	2.7%
Chicago	15.22	15.36	(0.9)%	15.15	15.36	(1.4)%
Dallas-Ft. Worth	13.75	14.00	(1.8)%	13.65	13.91	(1.9)%
Orlando-Daytona	14.31	14.18	0.9%	14.09	13.84	1.8%
Houston	13.37	14.17	(5.6)%	13.67	14.03	(2.6)%
Philadelphia	17.01	16.42	3.6%	16.58	15.95	3.9%
West Palm Beach	18.72	18.67	0.3%	18.50	18.33	0.9%
Tampa	14.24	14.32	(0.6)%	14.15	14.10	0.4%
Denver	15.35	16.04	(4.3)%	15.19	15.90	(4.5)%
All other markets	14.55	14.38	1.2%	14.31	14.09	1.6%
Total realized rent per
occupied square foot	$17.82	$17.69	0.7%	$17.58	$17.37	1.2%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
REVPAF:
Los Angeles	$25.23	$24.67	2.3%	$24.81	$24.12	2.9%
San Francisco	25.75	25.31	1.7%	25.18	24.66	2.1%
New York	25.04	24.66	1.5%	24.51	24.00	2.1%
Seattle-Tacoma	19.30	19.16	0.7%	18.80	18.57	1.2%
Washington DC	20.70	20.21	2.4%	20.07	19.61	2.3%
Miami	19.12	19.51	(2.0)%	18.93	19.20	(1.4)%
Atlanta	12.78	12.59	1.5%	12.54	12.22	2.6%
Chicago	14.32	14.13	1.3%	13.94	13.88	0.4%
Dallas-Ft. Worth	12.75	12.84	(0.7)%	12.56	12.72	(1.3)%
Houston	12.10	12.85	(5.8)%	12.20	12.81	(4.8)%
Orlando-Daytona	13.56	13.45	0.8%	13.30	13.13	1.3%
Philadelphia	16.29	15.69	3.8%	15.83	15.13	4.6%
West Palm Beach	17.66	17.56	0.6%	17.37	17.22	0.9%
Tampa	13.29	13.39	(0.7)%	13.12	13.15	(0.2)%
Denver	14.49	14.90	(2.8)%	14.20	14.66	(3.1)%
All other markets	13.73	13.50	1.7%	13.41	13.13	2.1%
Total REVPAF	$16.79	$16.60	1.1%	$16.45	$16.20	1.5%

We believe that our geographic diversification and scale across substantially all major metropolitan markets in the U.S. provides some insulation from localized economic effects and enhances the stability of our cash flows. It is difficult to predict localized trends in short-term self-storage demand and operating results. Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Acquired Facilities

The Acquired Facilities represent 91 facilities that we acquired in 2017, 2018, and the first nine months of 2019. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change (a)	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2017 Acquisitions	$7,854	$7,409	$445	$22,700	$21,385	$1,315
2018 Acquisitions	4,180	1,762	2,418	11,886	2,288	9,598
2019 Acquisitions	4,188	-	4,188	6,843	-	6,843
Total revenues	16,222	9,171	7,051	41,429	23,673	17,756

Cost of operations (b):
2017 Acquisitions	2,634	2,478	156	7,632	7,444	188
2018 Acquisitions	1,518	678	840	5,565	865	4,700
2019 Acquisitions	1,906	-	1,906	2,830	-	2,830
Total cost of operations	6,058	3,156	2,902	16,027	8,309	7,718

Net operating income:
2017 Acquisitions	5,220	4,931	289	15,068	13,941	1,127
2018 Acquisitions	2,662	1,084	1,578	6,321	1,423	4,898
2019 Acquisitions	2,282	-	2,282	4,013	-	4,013
Net operating income	10,164	6,015	4,149	25,402	15,364	10,038
Depreciation and
amortization expense	(9,326)	(6,174)	(3,152)	(24,688)	(17,198)	(7,490)
Net income (loss)	$838	$(159)	$997	$714	$(1,834)	$2,548

At September 30:
Square foot occupancy:
2017 Acquisitions				90.1%	91.9%	(2.0)%
2018 Acquisitions				86.2%	83.2%	3.6%
2019 Acquisitions				75.2%	-	-
				83.6%	89.1%	(6.2)%
Annual contract rent per
occupied square foot:
2017 Acquisitions				$15.40	$14.77	4.3%
2018 Acquisitions				11.87	11.37	4.4%
2019 Acquisitions				12.52	-	-
				$13.47	$13.74	(2.0)%

Number of facilities:
2017 Acquisitions				34	34	-
2018 Acquisitions				25	16	9
2019 Acquisitions				32	-	32
				91	50	41
Net rentable square feet (in thousands):
2017 Acquisitions				2,206	2,114	92
2018 Acquisitions				1,629	1,015	614
2019 Acquisitions				2,202	-	2,202
				6,037	3,129	2,908

ACQUIRED FACILITIES (Continued)	As of September 30, 2019
Costs to acquire (in thousands):
2017 Acquisitions (c)	$291,329
2018 Acquisitions	181,020
2019 Acquisitions	308,735
$781,084

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

The facilities included above under “2017 acquisitions,” “2018 acquisitions,” and “2019 acquisitions” have an aggregate of approximately 6.0 million net rentable square feet, including 0.8 million in Texas, 0.7 million in Virginia, 0.6 million in each of Florida and Minnesota, 0.4 million in Georgia, 0.3 million in each of Indiana, Nebraska, North Carolina and Ohio, 0.2 million in each of California, Kentucky, Massachusetts, New York, South Carolina and Tennessee, and 0.5 million in other states.

For the nine months ended September 30, 2019, the weighted average annualized yield on cost, based upon net operating income, for (i) the 22 facilities acquired in 2017 from third parties was 6.0%, (ii) the 12 stabilized facilities owned by a legacy institutional partnership, with respect to the 74.25% interest we acquired was 6.1%, and (iii) the 25 properties acquired in 2018 was 4.7%. The yield for the facilities acquired in 2019 is not meaningful due to our limited ownership period.

Subsequent to September 30, 2019, we acquired or were under contract to acquire eight self-storage facilities (three in South Carolina, two in North Carolina and one each in Arizona, Texas and Virginia) with 0.6 million net rentable square feet for $69.6 million.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended September 30, 2019 and 2018 totaled $9.3 million and $6.2 million, respectively, and $24.7 million and $17.2 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at September 30, 2019, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $9.5 million in the three months ending December 31, 2019. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2019.

Developed and Expanded Facilities

The developed and expanded facilities include 78 facilities that were developed on new sites since January 1, 2013, and 60 facilities subject to expansion of their net rentable square footage. Of these expansions, 47 are completed at September 30, 2019 and 13 are currently in process or are expected to commence renovation in 2019.

The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED	Three Months Ended			Nine Months Ended
FACILITIES	September 30,			September 30,
	2019	2018	Change (a)	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2013 - 2015	$7,269	$6,891	$378	$21,043	$19,883	$1,160
Developed in 2016 and 2017	11,371	9,281	2,090	31,725	24,578	7,147
Developed in 2018 and 2019	4,471	1,146	3,325	10,141	1,587	8,554
Completed Expansions	12,388	10,229	2,159	33,901	29,623	4,278
Expansions in process	4,272	4,416	(144)	12,594	13,257	(663)
Total revenues	39,771	31,963	7,808	109,404	88,928	20,476

Cost of operations (b):
Developed in 2013 - 2015	2,227	2,120	107	6,512	6,317	195
Developed in 2016 and 2017	4,723	5,376	(653)	14,474	12,969	1,505
Developed in 2018 and 2019	3,087	1,015	2,072	8,430	2,414	6,016
Completed Expansions	5,628	3,554	2,074	15,382	10,286	5,096
Expansions in process	1,311	1,311	-	4,011	3,877	134
Total cost of operations	16,976	13,376	3,600	48,809	35,863	12,946

Net operating income:
Developed in 2013 - 2015	5,042	4,771	271	14,531	13,566	965
Developed in 2016 and 2017	6,648	3,905	2,743	17,251	11,609	5,642
Developed in 2018 and 2019	1,384	131	1,253	1,711	(827)	2,538
Completed Expansions	6,760	6,675	85	18,519	19,337	(818)
Expansions in process	2,961	3,105	(144)	8,583	9,380	(797)
Net operating income	22,795	18,587	4,208	60,595	53,065	7,530
Depreciation and
amortization expense	(14,045)	(12,755)	(1,290)	(39,763)	(32,022)	(7,741)
Net income	$8,750	$5,832	$2,918	$20,832	$21,043	$(211)

At September 30:
Square foot occupancy:
Developed in 2013 - 2015				92.6%	91.2%	1.5%
Developed in 2016 and 2017				80.8%	72.8%	11.0%
Developed in 2018 and 2019				60.4%	35.2%	71.6%
Completed Expansions				63.4%	73.2%	(13.4)%
Expansions in process				89.6%	87.7%	2.2%
				72.5%	71.2%	1.8%
Annual contract rent per occupied square foot:
Developed in 2013 - 2015				$16.37	$15.58	5.1%
Developed in 2016 and 2017				13.16	12.21	7.8%
Developed in 2018 and 2019				11.51	9.83	17.1%
Completed Expansions				13.06	16.15	(19.1)%
Expansions in process				19.51	19.49	0.1%
				$13.83	$14.51	(4.7)%

DEVELOPED AND EXPANDED	Nine Months Ended
FACILITIES (Continued)	September 30,
	2019	2018	Change (a)
	(Amounts in thousands,
	except for number of facilities)
Number of facilities:
Developed in 2013 - 2015	20	20	-
Developed in 2016 and 2017	32	32	-
Developed in 2018 and 2019	26	16	10
Completed Expansions	47	47	-
Expansions in process	13	13	-
	138	128	10

Net rentable square feet (c):
Developed in 2013 - 2015	1,877	1,877	-
Developed in 2016 and 2017	4,181	4,181	-
Developed in 2018 and 2019	2,802	1,825	977
Completed Expansions	6,034	3,381	2,653
Expansions in process	942	953	(11)
	15,836	12,217	3,619

	As of September 30, 2019
Costs to develop:
Developed in 2013 - 2015	$188,049
Developed in 2016 and 2017	497,456
Developed in 2018 and 2019	355,908
Completed Expansions (d)	355,286
Expansions in process (e)	-
	$1,396,699

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 15.8 million net rentable square feet at September 30, 2019, including 6.5 million in Texas, 2.4 million in California, 1.6 million in Florida, 1.4 million in Colorado, 0.6 million each in Minnesota and North Carolina, 0.5 million in Washington, 0.4 million in Arizona, 0.3 million each in Georgia and Michigan, and 1.2 million in other states.

(d)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

(e)We expect to add 2.4 million net rentable square feet to these facilities at an aggregate cost of approximately $312.8 million, not including (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

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

Newly Developed Facilities

The facilities included under “Developed in 2013-2015” were opened in 2013, 2014, and 2015, and we believe they have reached stabilization at September 30, 2019. The annualized yield on cost, based upon the net operating income for the nine months ended September 30, 2019 was 10.3%.

The facilities included under “Developed in 2016 and 2017” and “Developed in 2018 and 2019” are not stabilized with respect to occupancy or revenues at September 30, 2019, and we expect continued growth in these facilities throughout 2019 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property such as consumer demand and the level of new and existing supply. Accordingly, the 10.3% yield achieved on the facilities under “Developed in 2013 - 2015” may not be indicative of the yield on cost to be achieved on these facilities.

We have 11 additional newly developed facilities in process, which will have a total of 1.3 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $219.6 million. We expect these facilities to open over the next 18 months.

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

The facilities under “completed expansions” represent those facilities where the expansions have been completed at September 30, 2019. We incurred a total of $355.3 million in direct cost to expand these facilities, demolished a total of 0.9 million net rentable square feet of storage space, and built a total of 3.9 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process or that we expect to commence development in 2019. We have already demolished a total of 0.1 million net rentable square feet at September 30, 2019, we expect to demolish an additional 0.3 million net rentable square feet, and we expect to build a total of 2.4 million net rentable square feet of storage space for an aggregate direct development cost of $312.8 million.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities for the three and nine months ended September 30, 2019 totaled $14.0 million and $39.8 million, respectively, as compared to $12.8 million and $32.0 million for the same periods in 2018. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at September 30, 2019, depreciation of buildings is expected to aggregate approximately $14.9 million in the three months ending December 31, 2019. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2019.

Other non-same store facilities

The “Other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2017, due primarily to casualty events such as hurricanes, floods, and fires, as well as facilities acquired from third parties prior to January 1, 2017 that were recently developed or expanded by the previous owner.

The Other non-same store facilities have an aggregate of 6.1 million net rentable square feet, including 1.1 million in Texas, 0.8 million in Oklahoma, 0.7 million in California, 0.6 million in each of Florida, Ohio and South Carolina, 0.4 million in Washington, 0.3 million each in New York and Tennessee and 0.7 million in other states.

The net operating income for these facilities decreased from $14.2 million in the three months ended September 30, 2018 to $14.1 million in the three months ended September 30, 2019. During the three months ended September 30, 2019, the average occupancy for these facilities totaled 90.5% (89.1% for the same period in 2018), and the realized rent per occupied square feet totaled $14.30 ($14.69 for the same period in 2018).

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities for the three and nine months ended September 30, 2019, totaled $8.5 million and $24.7 million, respectively, as compared to $8.6 million and $26.3 million for the same periods in 2018. We expect depreciation for these facilities to approximate $8.2 million for the three months ending December 31, 2019.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

Three Months Ended				Nine Months Ended
September 30,				September 30,
2019		2018	Change	2019	2018	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$33,575	$31,734	$1,841	$98,140	$94,176	$3,964
Merchandise	7,983	8,018	(35)	23,659	24,285	(626)
Total revenues	41,558	39,752	1,806	121,799	118,461	3,338

Cost of Operations:
Tenant reinsurance	7,143	7,176	(33)	20,065	19,317	748
Merchandise	4,750	4,731	19	14,026	14,331	(305)
Total cost of operations	11,893	11,907	(14)	34,091	33,648	443

Net operating income
Tenant reinsurance	26,432	24,558	1,874	78,075	74,859	3,216
Merchandise	3,233	3,287	(54)	9,633	9,954	(321)

Total net operating income	$29,665	$27,845	$1,820	$87,708	$84,813	$2,895

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

Tenant reinsurance revenue increased $1.8 million or 5.8% during the three months ended September 30, 2019 and $4.0 million or 4.2% during the nine months ended September 30, 2019, as compared to the same respective periods in 2018. These increases are due primarily to an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant insurance revenues with respect to the Same Store Facilities increased $0.6 million and $1.0 million in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses. Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were flat during the three months ended September 30, 2019 and increased $0.7 million during the nine months ended September 30, 2019, as compared to the same respective periods in 2018.

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

Equity in earnings of unconsolidated real estate entities

At September 30, 2019, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities for each period. The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$13,660	$13,008	$652	$42,244	$73,451	$(31,207)
Shurgard	5,385	4,763	622	13,387	17,078	(3,691)
Total equity in earnings	$19,045	$17,771	$1,274	$55,631	$90,529	$(34,898)

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

At September 30, 2019, PSB owned approximately 28.8 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB totaled $13.7 million and $42.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $13.0 million and $73.5 million for the same periods in 2018. Included in the amount for the nine months ended September 30, 2018 is our equity share of gains on sale of real estate totaling $34.9 million.

Equity in earnings from PSB, excluding the aforementioned real estate gains, increased $0.7 million and $3.7 million in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018 due primarily to improved property operations. See Note 4 to our September 30, 2019 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

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

At September 30, 2019, Shurgard owned 231 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our September 30, 2019 financial statements.

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

Our equity in earnings from Shurgard totaled $5.4 million and $13.4 million for the three and nine months ended September 30, 2019, respectively ($4.8 million and $17.1 million for same periods in 2018). The increase of $0.6 million for the three month period reflects increased self-storage net operating income from Shurgard’s stabilized and newly acquired and developed facilities, offset partially by the negative impact of uninvested Offering proceeds and a 4.3% reduction in average exchange rates. The $3.7 million decrease for the nine-month period reflects the negative impact of uninvested Offering proceeds and a 5.9% reduction in average exchange rates of the U.S. Dollar to the Euro, offset partially by increased self-storage net operating income from Shurgard’s stabilized and newly acquired and developed facilities.

Our future earnings from Shurgard will also be affected by (i) the operating results of its existing facilities, (ii) the level of development and acquisition activities, (iii) the income tax rates applicable in the various European jurisdictions in which Shurgard operates, and (iv) the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard conducts its business (principally the Euro). Shurgard expects to distribute a substantial portion of its earnings to its shareholders, which will result in reduced cash available to reinvest in real estate. The level of equity income in the near term will also depend on the portion of the proceeds of the Offering which remain uninvested.

Shurgard’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.

Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended				Nine Months Ended
September 30,				September 30,
2019		2018	Change	2019	2018	Change
(Amounts in thousands)

Share-based compensation expense	$7,057	$18,650	$(11,593)	$20,297	$52,838	$(32,541)
Costs of senior executives	327	419	(92)	1,982	4,405	(2,423)
Development and acquisition costs	1,312	1,139	173	5,102	4,680	422
Tax compliance costs and taxes paid	1,270	832	438	3,988	3,298	690
Legal costs	1,446	1,458	(12)	6,372	5,394	978
Public company costs	1,161	1,090	71	3,888	3,438	450
Other costs	4,335	3,841	494	10,046	16,225	(6,179)
Total	$16,908	$27,429	$(10,521)	$51,675	$90,278	$(38,603)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that our CEO and CFO at the time were retiring from their executive roles at the end of 2018 and would serve only as Trustees of the Company. Pursuant to our share-based compensation plans, their unvested grants will continue to vest over the original vesting periods during their service as Trustees. For financial reporting, effective February 2018, the end of the service periods for previous stock option and RSU grants for these executives changed from (i) the various vesting dates to (ii) December 31, 2018. Accordingly, all remaining share-based compensation expense for these two executives was amortized through the end of 2018. Included in the three and nine months ended September 30, 2018 is approximately $7.1 million and $22.7 million in incremental share-based compensation expense for the planned retirement of our former CEO and CFO. The remaining decreases are due primarily to reductions in ongoing share-based compensation awards. See Note 10 to our September 30, 2019 financial statements for further information on our share-based compensation. We expect a reduction in share-based compensation expense in the remainder of 2019 as compared to the same period in 2018.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.0 million and $9.0 million for the three and nine months ended September 30, 2019, respectively, as compared to $2.9 million and $9.2 million for the same periods in 2018, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. Development and acquisition costs are expected to remain stable in the remainder of 2019.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs vary depending upon the level of corporate activities, initiatives, and other factors and, as such, are not predictable. The decrease in the nine months ended September 30, 2019 is due primarily to certain nonrecurring costs in the nine months ended September 30, 2018.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Amounts attributable to the aggregate of our commercial operations and property management operations totaled $2.4 million and $7.7 million in the three and nine months ended September 30, 2019, respectively, as compared to $3.0 million and $8.8 million for the same periods in 2018. The increase in interest and other income for the nine months ended September 30, 2019 as compared to the same period in 2018 is attributable primarily to higher interest rates on uninvested cash balances. In September 2019, we acquired a commercial facility with 46,000 net rentable square feet for an aggregate cost of $9.7 million. We do not expect any significant changes in interest and other income in the remainder of 2019.

Interest expense: For the three and nine months ended September 30, 2019, we incurred $13.6 million, and $36.0 million, respectively, of interest on our outstanding debt, as compared to $9.3 million and $28.1 million for the same periods in 2018. In determining interest expense, these amounts were offset by capitalized interest of $1.0 million and $3.0 million during the three and nine months ended September 30, 2019, respectively, associated with our development activities, as compared to $1.2 million and $3.5 million for the same periods in 2018. The increase in the three and nine months ended September 30, 2019, as compared to the same periods in 2018, is due to our issuance on April 12, 2019 of $500 million in senior notes bearing interest at an annual rate of 3.385%. At September 30, 2019, we had $1.9 billion of debt outstanding, with an average interest rate of 2.9%. See Note 6 to our September 30, 2019 financial statements for further information on the maturity of our debt balances.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain: For the three and nine months ended September 30, 2019, we recorded $15.6 million and $18.1 million, respectively, of foreign currency translation gains (gains of $2.6 million and $12.7 million for the same periods in 2018). These gains represent the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.092 U.S. Dollars per Euro at September 30, 2019, 1.137 at June 30, 2019, 1.144 at December 31, 2018, 1.160 at September 30, 2018, 1.168 at June 30, 2018 and 1.198 at December 31, 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In the nine months ended September 30, 2019, we recorded $341,000 in gains, as compared to $1.4 million and $1.8 million gains in the three and nine months ended September 30, 2018, respectively, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $54.1 million and $162.2 million in the three and nine months ended September 30, 2018, respectively, to $50.0 million and $158.6 million for the same periods in 2019. These decreases are due to lower average rates and preferred shares outstanding. We also allocated $9.1 million and $26.5 million from our common shareholders to the holders of our preferred shares in the three and nine months ended September 30, 2019, respectively, in connection with the redemptions of our Series U Preferred Shares, Series Z Preferred Shares and our Series Y Preferred Shares. Based upon our preferred shares outstanding at September 30, 2019, excluding our Series U Preferred Shares which were redeemed on October 15, 2019, our quarterly distribution to our preferred shareholders is expected to be approximately $49.0 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2019 and October 29, 2019, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.9 million of outstanding letters of credit which limits our borrowing capacity to $484.1 million.

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

As of September 30, 2019, we expect capital resources over the next year of approximately $1.3 billion, which exceeds our currently identified capital needs of approximately $705.5 million. Our expected capital resources include: (i) $541.4 million of cash as of September 30, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, and (iii) approximately $200 million to $250 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $69.6 million in property acquisitions currently under contract, $287.5 million to redeem our Series U Preferred Shares on October 15, 2019 and $348.4 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months. We have no substantial principal payments on debt until 2022. Our capital needs may increase over the next year as we expect to add projects to our development pipeline and acquire additional properties. In addition to other investment activities, we may also redeem outstanding preferred securities or repurchase shares of our common stock in the future.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of September 30, 2019, the principal outstanding on our debt totaled approximately $1.9 billion, consisting of $27.8 million of secured debt, $373.4 million of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2019	$490
2020	2,015
2021	1,883
2022	502,584
2023	19,226
Thereafter	1,374,950
$1,901,148

The remaining maturities on our debt over the next two years are nominal compared to our expected annual retained operating cash flow.

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

Capital expenditures totaled $135.4 million in the first nine months of 2019, and are expected to approximate $210 million in the year ending December 31, 2019. Our capital expenditures for 2019 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives. Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office and customer zone configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes. Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs. The $210 million in capital expenditures expected for 2019 represents a substantial increase from the amounts incurred of $139.4 million, $124.8 million and $86.0 million in 2018, 2017, and 2016, respectively. We expect continued elevated capital expenditures beyond 2019; however, the level and persistence of this elevation is uncertain at this time.

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

On October 23, 2019, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of December 2019. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2019, excluding our Series U Preferred Shares which were redeemed on October 15, 2019, to be approximately $196.1 million per year.

We estimate we will pay approximately $5.0 million per year in distributions to noncontrolling interests outstanding at September 30, 2019.

Real Estate Investment Activities: Subsequent to September 30, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) eight self-storage facilities for $69.6 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2019 we had development and expansion projects at a total cost of approximately $532.4 million. Costs incurred through September 30, 2019 were $184.0 million, with the remaining cost to complete of $348.4 million expected to be incurred primarily in the next 18 months. Some of these projects are subject to significant contingencies such as entitlement approval. We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of October 29, 2019, we have the following additional series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million). See Note 8 to our September 30, 2019 financial statements for the redemption dates of our other series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended September 30, 2019, we did not repurchase any of our common shares. From the inception of the repurchase program through October 29, 2019, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2019 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2019	2020	2021	2022	2023	Thereafter

Interest and principal payments
on debt (1)	$2,268,264	$13,721	$54,881	$54,647	$551,798	$59,527	$1,533,690

Leases and other commitments (2)	71,846	1,087	4,451	4,538	3,709	3,608	54,453

Construction commitments (3)	78,803	13,182	64,422	1,199	-	-	-

Total	$2,418,913	$27,990	$123,754	$60,384	$555,507	$63,135	$1,588,143

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at September 30, 2019. See Note 6 to our September 30, 2019 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at September 30, 2019.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2019 to be approximately $196.1 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2019, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.9 billion and represents 21.6% of the book value of our equity at September 30, 2019.

We have foreign currency exposure at September 30, 2019 related to (i) our investment in Shurgard, with a book value of $340.0 million and (ii) €342.0 million ($373.4 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at September 30, 2019 is approximately $2.0 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.9% at September 30, 2019. See Note 6 to our September 30, 2019 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total

Fixed rate debt	$490	$2,015	$1,883	$502,584	$19,226	$1,374,950	$1,901,148

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through October 29, 2019, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2019. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended September 30, 2019.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document. Filed herewith.

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: October 29, 2019 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)