Form 10-K
period 2019-12-31
Public Storage
filed 2020-02-25
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.

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

(818) 244-8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cum Pref Share, Series V, $0.01 par value	PSAPrV	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series W, $0.01 par value	PSAPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series X, $0.01 par value	PSAPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cum Pref Share, Series B, $0.01 par value	PSAPrB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange

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

Yes [ ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2019:

Common Shares, $0.10 Par Value Per Share – $35,489,494,000 (computed on the basis of $238.17 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2019).

As of February 21, 2020, there were 174,758,632 outstanding Common Shares, $.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (the “SEC”) including:

•general risks associated with the ownership and operation of real estate, including changes in demand, risk related to development, acquisition, and expansion of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in laws and regulations governing property tax, real estate and zoning;

•risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;

•the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•the risk that our existing self-storage facilities may be at a disadvantage in competing with newly developed facilities with more visual and customer appeal;

•difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage properties that we acquire directly or through the acquisition of entities that own and operate self-storage facilities;

•increased reliance on Google as a customer acquisition channel;

•risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, changes in tax laws, and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•risks related to our participation in joint ventures;

•the impact of the legal and regulatory environment, including changes in federal, state, and local laws and regulations governing environmental issues, taxes, our tenant reinsurance business, pricing of our self-storage space, and labor;

•risks of increased tax expense associated either with a possible failure by us to qualify as a real estate investment trust (“REIT”), or with challenges to the determination of taxable income for our taxable REIT subsidiaries;

•risks due to a potential November 2020 California ballot initiative (or other equivalent actions) that could remove the property tax protections of Proposition 13 with respect to our California real estate and result in substantial increases in our California property tax expense;

•changes in United States (“U.S.”) federal or state tax laws related to the taxation of REITs and other corporations;

•security breaches or a failure of our networks, systems or technology could adversely impact our operations or our business, customer, and employee relationships or result in fraudulent payments;

•risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;

•difficulties in raising capital at a reasonable cost;

•delays and cost overruns on our projects to develop or expand our facilities;

•ongoing litigation and other legal and regulatory actions that may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and

•economic uncertainty due to the impact of war or terrorism.

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

General

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980.

At December 31, 2019, our principal business activities were as follows:

(i)Self-storage Operations: We acquire, develop, own and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the U.S. At December 31, 2019, we have direct and indirect equity interests in 2,483 self-storage facilities that we consolidate (an aggregate of 169 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

(ii)Ancillary Operations: We reinsure policies against losses to goods stored by customers in our self-storage facilities and sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.

(iii)Investment in PS Business Parks: We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks. At December 31, 2019, PSB owns and operates 27.6 million rentable square feet of commercial space.

(iv)Investment in Shurgard: We have a 35% equity interest in Shurgard Self Storage SA (“Shurgard”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 234 self-storage facilities (13 million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name. We believe Shurgard is the largest owner and operator of self-storage facilities in Western Europe.

We also manage 55 self-storage facilities for third parties as of December 31, 2019. In order to further increase our economies of scale and leverage our brand, in 2018 we began an effort to expand the number of facilities we manage, through a dedicated internal sales, administration, and implementation team. During the year ended December 31, 2019, we added 22 facilities to our third party management platform. At December 31, 2019, we are under contract to manage 27 additional facilities, currently under construction, following their completion. It is uncertain how many third party managed facilities we will add to our platform over time. We also own 0.9 million net rentable square feet of commercial space which is managed primarily by PSB.

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

In the last three years, there has been a marked increase in development of new self-storage facilities in many of the markets where we operate, due to the favorable economics of developing new properties. These newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth. This increase in supply has been most notable in Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, New York, and Portland.

Ownership and operation of self-storage facilities is highly fragmented. As the largest owner of self-storage facilities, we believe that we own approximately 7% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 16%, with the remaining 84% owned by regional and local operators.

The high level of ownership fragmentation in the industry is partially attributable to the relative simplicity of managing a local self-storage facility, such that small-scale owners can operate self-storage facilities at a basic level of profitability without significant managerial or operational infrastructure. However, we believe that the economies of scale inherent in this business result in our being able to operate self-storage facilities at a materially higher level of cash flow per square foot than other operators without our scale. See “Business Attributes” below for further discussion of these economies of scale.

While this fragmentation offers us opportunities to acquire additional facilities over time, and our scale allows us to extract more cash flow from the properties we acquire, we compete for facilities that are marketed for sale with a wide variety of institutions and other investors who also view self-storage facilities as attractive investments. The amount of capital available for real estate investments greatly influences the competition for ownership interests in facilities and, by extension, the yields that we can achieve on newly acquired investments.

Recently, larger national operators (including ourselves) are offering to manage facilities owned by third parties on their platform for a fee (“Third Party Management”), and Google is offering a more convenient platform for small operators to compete with larger operators in paid search bidding campaigns to drive web traffic and increase reservations. These two developments have the potential to diminish the competitive advantage we have versus smaller owner/operators. The extent to which this trend becomes impactful is dependent on (i) how many smaller operators will choose to avail themselves of Third Party Management, (ii) the extent to which large national operators seek to increase the number of properties under Third Party Management and (iii) the extent to which smaller operators are attracted to Google’s marketing platform and are able to improve the efficacy of their marketing.

We generally own facilities in major markets. We believe that we have significant market share and concentration in major metropolitan centers, with approximately 70% of our 2019 same-store revenues generated in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels. We believe this is a competitive advantage relative to other self-storage operators, which do not have our geographic concentration and market share in the major MSAs.

Business Attributes

We believe that we possess several primary business attributes that permit us to compete effectively:

Centralized information networks: Our centralized reporting and information network enables us to identify changing market conditions and operating trends as well as analyze customer data and, on an automated basis, quickly change each of our individual properties’ pricing and promotions, as well as to drive marketing spending such as the relative level of bidding for various paid search terms on paid search engines.

Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:

•Our Desktop and Mobile Websites: The online marketing channel is a key source of customers. Approximately 75% of our move-ins in 2019 were sourced through our website and we believe that many of our other customers who reserved directly through our call center or arrived at a facility and moved in without a reservation, have reviewed our pricing and availability online through our websites. We seek to regularly update the structure, layout, and content of our website in order to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns, and to maximize users’ likelihood of reserving space on our website.

•Our Call Center: Our call center is staffed by skilled sales specialists. Customers reach our call center by calling our advertised toll-free telephone numbers provided on search engines or our website. We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to a reservation made on our website, enhances our ability to close sales with potential customers.

•Our Properties: Customers can also shop at any one of our facilities. Property managers access the same information that is available on our website and to our call center agents, and can inform the customer of available space at that site or our other nearby storage facilities. Property managers are trained to maximize the conversion of such “walk in” shoppers into customers.

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

Marketing economies of scale: Our major-market concentration relative to the fragmented ownership and operation of the rest of the industry, combined with our well-recognized brand name, improves our prominence in unpaid online search results for self-storage and reduces our average cost per “click” for multiple-keyword advertising. Such concentration and the resulting volume enables us to efficiently leverage systematic bidding strategies to maximize our return on investment across multiple keywords.

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry, due to our national reach in major markets in 38 states, our highly visible facilities, and our facilities’ distinct orange colored doors and signage. We believe the “Public Storage” name is one of the most frequently used search terms used by customers using Internet search engines for self-storage. We believe that the “Shurgard” brand, used by Shurgard, is a well-established and valuable brand in Europe. We believe that the awareness of our brand name results in a high percentage of potential storage customers considering our facilities relative to other operators.

Growth and Investment Strategies

Our ongoing growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring more facilities, (iii) developing new facilities and adding more self-storage space to our existing facilities, (iv) participating in the growth of our investment in PSB, and (v) participating in the growth of our investment in Shurgard. While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.

From time to time we explore expansion of our activities to other countries. Any such strategic expansion would most likely involve acquiring an interest in an existing operator’s platform. There can be no assurance that any such expansion will occur in the future or the timing thereof.

Improve the operating performance of existing facilities: We seek to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We seek to maximize revenues through striking the appropriate balance between occupancy and rates to new and existing tenants, by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing customers, and (iii) our marketing spending and intensity. We inform these pricing and marketing decisions by observing their impact on web and call center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. We also seek to control operating costs and provide a favorable experience to new, existing, and potential customers by leveraging information technology and our economies of scale, effectively overseeing our customer-facing and back-office property management personnel, and by providing convenient shopping options for the customer.

Acquire properties owned by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities. Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities. Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our return on capital expectations. From January 1, 2015 through December 31, 2019, we acquired an aggregate of 163 facilities from third parties at an aggregate cost of $1.4 billion. We will continue to seek to acquire properties in 2020; however, there is significant competition to acquire existing facilities, and self-storage owners’ desire to sell is based upon many variables, including potential reinvestment returns, expectations of future growth, estimated value, the cost of debt financing, as well as personal considerations. As a result, there can be no assurance as to the level of facilities we may acquire.

Develop new self-storage facilities and expand existing facilities: The development of new self-storage locations and the expansion of existing facilities has been an important source of growth. Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities. At December 31, 2019, we had a development pipeline to develop 12 new self-storage facilities and expand 35 existing self-storage facilities, which will add approximately 4.4 million net rentable square feet, at a cost of $619.2 million. Some of these projects are subject to significant contingencies such as entitlement approval. We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, challenges in obtaining building permits for self-storage activities in certain municipalities, as well as challenges in sourcing quality construction materials, labor, and design elements.

Participate in the growth of PS Business Parks, Inc.: Our investment in PSB provides diversification into another asset type. PSB is a stand-alone public company traded on the NYSE. As of December 31, 2019, we have a 42% equity interest in PSB.

PSB seeks to grow its asset base in its existing markets as well as increase the cash flows from its owned portfolio. As of December 31, 2019, PSB owned and operated approximately 27.6 million rentable square feet of commercial space, and had an enterprise value of approximately $6.7 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its preferred stock as of December 31, 2019).

Participate in the growth of Shurgard: We believe Shurgard is the largest self-storage company in Western Europe. It owns and operates 234 self-storage facilities with approximately 13 million net rentable square feet in: France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium (principally Brussels) and Germany. On October 15, 2018, Shurgard completed an initial global offering (the “Offering”) of 25.0 million of its common shares for €575 million in gross proceeds, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol. As a result of the Offering (we did not acquire any additional common shares or sell any of our existing shares in the Offering), our equity interest in Shurgard decreased from 49% to 35.2%.

Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S. However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe. We believe Shurgard can capitalize on potential increased demand through the development of new facilities and acquiring existing facilities. From January 1, 2014 through December 31, 2019, Shurgard acquired 39 facilities from third parties for approximately $398.1 million, and has opened 10 development properties at a total cost of approximately $122.9 million. At December 31, 2019, Shurgard had contracts to acquire six properties and had six properties under development.

Financial Profile and Sources of Growth Capital

Capital Constraints as a REIT: While being a REIT allows us to minimize the payment of federal and state income tax expense, we are required to distribute 100% of our taxable income to our shareholders. This requirements limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth.

Access to Capital: Because raising capital is important to our growth, we endeavor to maintain a strong financial profile characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard

& Poor’s. Our senior debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s. Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital.

While we must distribute our taxable income, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. In recent years, we have retained approximately $200 million to $300 million per year in cash flow. Capital needs in excess of retained cash flow are met with: (i) preferred equity, (ii) medium and long-term debt, and (iii) common equity. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and potential constraints caused by certain features of capital sources, such as debt covenants. We view our line of credit, as well as short-term bank loans, as bridge financing.

We could also raise capital through joint venture financing or the sale of properties, however, we have no current plans to use these sources of capital.

Preferred equity: Preferred equity is an important source of long-term capital. While preferred equity’s coupon rates generally exceed interest rates on long-term debt, we believe the issuance of preferred equity is a favorable source of capital when available because it does not require repayment and, at our option, we can redeem the security after five years if, for example, market coupon rates have declined and we can reissue new securities at a lower rate.

Notwithstanding these favorable characteristics, the rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time, and the amount that can be issued in any particular offering is generally limited to approximately $300 million at any one point in time, because demand for these securities comes primarily from retail investors rather than institutional investors.

The level of preferred equity outstanding has remained relatively constant, totaling $4.3 billion at December 31, 2014 and $4.1 billion at December 31, 2019. However, during this timeframe, we have regularly redeemed preferred shares pursuant to our redemption option, and issued new preferred equity at lower rates, reducing the average coupon rate from 5.88% at December 31, 2014 to 5.12% at December 31, 2019.

As of February 25, 2020, we believe that the market coupon rate for preferred securities approximates 4.75%. As of February 25, 2020, we have the option to redeem, with 30 days’ notice, the following series of preferred securities: our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million). Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities.

Medium and Long-Term Debt: We have increased our debt outstanding from $64 million at December 31, 2014 to $1.9 billion at December 31, 2019, and on January 24, 2020, we issued an additional €500 million ($551.6 million) of senior unsecured debt. Our $2.5 billion of debt outstanding at February 25, 2020 has an average interest rate of approximately 2.43%. While we have increased our use of debt as a capital source, and have broad powers to issue debt without a vote by our preferred or common shareholders, we expect to continue to remain conservatively capitalized and not subject ourselves to significant refinancing risk through effective “laddering” of our maturities.

Common equity: Except in connection with mergers, most notably a merger in 2006 with Shurgard Storage Centers, we have not raised capital through the issuance of common equity because lower cost alternatives have been available. However, we believe that the market for our common equity is liquid, with average trading volume in 2019 of approximately 885,000 common shares per day and, as a result, common equity is a significant potential source of capital.

Bridge financing: We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing, along with short-term bank loans, until we are able to raise longer-term capital. As of

December 31, 2019, there were no borrowings outstanding on our revolving line of credit and no short-term bank loans.

Joint Venture Financing: We have participated in joint ventures with institutional investors in the past to acquire, develop, and operate self-storage facilities, most notably our joint venture to own Shurgard, prior to its Offering. Any future uses of joint venture financing will be based upon, among other considerations, the relative cost of joint venture financing as compared to other sources of capital. We do not have any current plans to utilize joint venture financing.

Sale of Properties: Generally, we have disposed of self-storage facilities only when compelled to do so through condemnation proceedings. Because we believe that we are an optimal operator of self-storage facilities, we have generally found that we cannot obtain sufficient value in selling properties because potential buyers cannot extract as much cash flow from the properties as we can. As a result, we do not presently expect to raise significant capital selling self-storage facilities; however, there can be no assurance that we will not.

Investments in Real Estate and Unconsolidated Real Estate Entities

Investment Policies and Practices with respect to our investments: Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our board of trustees (the “Board”) without a shareholder vote:

•Our investments primarily consist of direct ownership of self-storage facilities, as well as partial interests in entities we control that own self-storage facilities that we manage under the “Public Storage” brand name in the U.S. Our investments in self-storage facilities are described in more detail in Item 2, “Properties,” below.

•We have an ownership interest in Shurgard, which owns storage facilities located in Europe under the “Shurgard” brand name.

•Additional acquired interests in real estate will primarily include the acquisition of properties from third parties, as well as to a lesser extent, partial interests in entities in which we already have an interest.

•To a lesser extent, we have interests in existing commercial properties (described in Item 2, “Properties”), containing commercial and industrial rental space, primarily through our investment in PSB.

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2019, we had ownership interests in PSB and Shurgard (each discussed above), which we do not control or consolidate.

PSB and Shurgard’s debt has no recourse to us. See Note 4 to our December 31, 2019 financial statements for further disclosure regarding our investments in PSB and Shurgard. In addition, PSB’s public filings are available at its website, www.psbusinessparks.com and on the SEC website, and Shurgard’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu.

Canadian self-storage facilities owned by Tamara Hughes Gustavson

At December 31, 2019, Tamara Hughes Gustavson, a member of our Board of Trustees, owned and controlled 63 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our right to continue receiving these premiums may be qualified.

Limitations on Debt

Our revolving credit facility, U.S. Dollar Notes and Euro Notes contain various customary financial covenants, including limitations on our ability to encumber our properties with mortgages and limitations on the level of indebtedness. We believe we complied with each of these covenants as of December 31, 2019.

Employees

We had approximately 5,900 employees in the U.S. at December 31, 2019 who are engaged primarily in property operations.

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At December 31, 2019, there were approximately 935,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.2 billion.

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

Since our business consists primarily of acquiring, developing, and operating real estate, we are subject to risks related to the ownership and operation of real estate that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results, cash flow available for distribution or reinvestment, and our stock price:

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues. Natural disasters, such as earthquakes, fires, hurricanes and floods, or terrorist attacks could cause significant damage to our facilities and require significant repair costs, and make facilities temporarily uninhabitable, thereby reducing our revenues. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 13 to our December 31, 2019 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective. In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on self-storage demand and/or our revenues.

Consequences of climate change, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures, increased expenses, and reduced revenues: Direct and indirect impacts of climate change, such as increased destructive weather events, fires, reduced lifespans and population reduction, reduced natural habitats, water, food, arable land, and other resources, as well as resulting armed conflicts, could increase our costs or reduce demand for our self-storage facilities. Governmental, political, and societal pressure could (i) require costly changes to future newly developed facilities, or require retrofitting of our existing facilities, to reduce carbon emissions through multiple avenues including changes to insulation, space configuration, lighting, heating, and air conditioning, (ii) increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities, and (iii) result in consumers reducing their individual carbon footprints by owning fewer durable material consumer goods, collectibles, and other such items requiring storage, resulting in a reduced demand for our self-storage space.

Operating costs, including property taxes, could increase. We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled approximately $280.5 million during the year ended December 31, 2019, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.

The acquisition of existing properties or self-storage operating companies is subject to risks that may adversely affect our growth and financial results. We have acquired self-storage facilities from third parties in the past, and we expect to continue to do so in the future. We face significant competition for suitable acquisition properties from other real estate investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. Failures or unexpected circumstances in integrating facilities that we acquire directly or via the acquisition of operating companies into our operations, or circumstances we did not detect or anticipate during due diligence, such as environmental matters, needed repairs or deferred maintenance, customer collection issues, assumed liabilities, turnover of critical personnel involved in acquired operating companies, or the effects of increased property tax following reassessment of a newly-acquired property, as well as the general risks of real estate investment and mergers and acquisitions, could jeopardize realization of the anticipated earnings from an acquisition.

Development of self-storage facilities can subject us to risks.  At December 31, 2019, we have a pipeline of development projects totaling $619.2 million (subject to contingencies), and we expect to continue to seek additional development projects. There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, weather issues, unforeseen site conditions, or personnel problems. Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage operators and from other storage alternatives.  Our self-storage facilities generate most of our revenue and earnings. Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates, and operating expenses. Development of self-storage facilities has increased in recent years, which has intensified competition and will continue to do so as newly developed facilities are opened. Development of self-storage facilities by other operators could continue to increase, due to increases in availability of funds for investment or other reasons, and further intensify competition.

Our newly developed and expanded facilities, and facilities that we manage for third party owners, may negatively impact the revenues of our existing facilities. We continue to develop new self-storage facilities and expand our existing self-storage facilities. In addition, we are seeking to increase the number of self-storage facilities that we manage for third party owners in exchange for a fee, many of which are in the process of stabilization and are in proximity to our existing stabilized self-storage facilities. In order to hasten the fill-up of these new facilities, we aggressively price such space during the fill-up period. While we believe that this aggressive pricing allows us to increase our market share relative to our competitors and increase the cash flows of these properties, such pricing and the added capacity may also negatively impact our existing stabilized self-storage facilities that are in proximity to these unstabilized facilities.

Many of our existing self-storage facilities may be at a competitive disadvantage to newly developed facilities. There is a significant level of development of new self-storage facilities, by us and other operators. These newly developed facilities are generally of high quality, with a more fresh and vibrant appearance, more amenities such as climate control, more attractive office configurations, newer elements, and a more imposing and attractive retail presence as compared to many of our existing stabilized self-storage facilities, some of which were built as much as 50 years ago. Such qualitative differentials may negatively impact our ability to compete with these facilities for new tenants and our existing tenants may move to newly developed facilities.

We may incur significant liabilities from environmental contamination or moisture infiltration.   Existing or future laws impose or may impose liability on us to clean up environmental contamination on or around properties that we currently or previously owned or operated, even if we were not responsible for or aware of the environmental contamination or even if such environmental contamination occurred prior to our involvement with the property. We have conducted preliminary environmental assessments on most of our properties, which have not identified any material liabilities. These assessments, commonly referred to as “Phase 1 Environmental Assessments,” include an investigation (excluding soil or groundwater sampling or analysis) and a review of publicly available information regarding the site and other nearby properties.

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

We are not aware of any environmental contamination or moisture infiltration related liabilities that could be material to our overall business, financial condition, or results of operation. However, we may not have detected all material liabilities, we could acquire properties with material undetected liabilities, or new conditions could arise or develop at our properties, any of which could result in a cash settlement or adversely affect our ability to sell, lease, operate, or encumber affected facilities.

Economic conditions can adversely affect our business, financial condition, growth and access to capital.

Our revenues and operating cash flow can be negatively impacted by reductions in employment and population levels, household and disposable income, and other general economic factors that lead to a reduction in demand for rental space in each of the markets in which we operate.

Our ability to raise capital to fund our activities may be adversely affected by challenging market conditions. In periods when the capital and credit markets experience significant volatility, the amounts, sources, and cost of capital available to us may be adversely affected. If we were unable to raise capital at reasonable rates, prospective earnings growth through expanding our asset base could be limited.

We have exposure to European operations through our ownership in Shurgard.

We own approximately 35% of the common shares of Shurgard, and this investment has a $339.9 million book value and a $1.2 billion market value (based upon the closing trading price of Shurgard’s common stock) at December 31, 2019. We recognized $15.5 million in equity in earnings, and received $23.1 million in dividends, in 2019, with respect to Shurgard.

Shurgard, as an owner, operator, and developer of self-storage facilities, is subject to many of the same risks we are with respect to self-storage. However, through our investment in Shurgard, we are exposed to additional risks unique to the various European markets Shurgard operates in which may adversely impact our business and financial results, many of which are referred to in Shurgard’s public filings. These risks include the following:

•Currency risks: Currency fluctuations can impact the fair value of our investment in Shurgard, our equity earnings, our ongoing dividends, and any other related repatriations of cash.

•Legislative, tax, and regulatory risks: Shurgard is subject to a variety of local, national, and pan European laws and regulations related to permitting and land use, the environment, labor, and other areas, as well as income, property, sales, value added and employment tax laws. These laws can be difficult to apply or interpret and can vary in each country or locality, and are subject to unexpected changes in their form and application due to regional, national, or local political uncertainty and other factors. Such changes, or Shurgard’s failure to comply with these laws, could subject it to penalties or other sanctions, adverse changes in business processes, as well as potentially adverse income tax, property tax, or other tax burdens.

•Impediments to capital repatriation could negatively impact the realization of our investment in Shurgard: Laws in Europe and the U.S. may create, impede, or increase our cost to repatriate distributions received from Shurgard or proceeds from the sale of Shurgard’s shares.

•Risks of collective bargaining and intellectual property: Collective bargaining, which is prevalent in certain areas in Europe, could negatively impact Shurgard’s labor costs or operations. Many of Shurgard’s employees participate in various national unions.

•Potential operating and individual country risks: Economic slowdowns or extraordinary political or social change in the countries in which it operates have posed, and could continue to pose, challenges or result in future reductions of Shurgard’s operating cash flows.

•Liquidity of our ownership stake: We have no plans to liquidate our interest in Shurgard. However, while Shurgard is a publicly held entity, if we chose to, our ability to liquidate our shares in Shurgard in an efficient manner could be limited by the level of Shurgard’s public “float” relative to any ownership stake we sought to sell. Our existing relationship with our legacy joint venture partner may place further contractual limitations on our ability to sell all of the shares we own if we desired to do so.

•Impediments of Shurgard’s public ownership structure: Shurgard’s strategic decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, as well as selling or acquiring significant assets, are determined by its board of directors. As a result, Shurgard may be precluded from taking advantage of opportunities that we would find attractive but that we may not be able to pursue economically separately, or it could take actions that we do not agree with.

We have exposure to commercial property risk through our ownership in PSB.

We own approximately 42% of the common equity of PSB, and this investment has a $427.9 million book value and a $2.4 billion market value (based upon the closing trading price of PSB’s common stock) at December 31, 2019. We recognized $54.1 million in equity in earnings, and received $60.7 million in dividends, in 2019, with respect to PSB.

PSB, as an owner, operator, and developer of real estate, is subject to many of the same risks we are with respect to real estate. However, we may be exposed to other risks as a result of PSB’s ownership specifically of commercial facilities. These risks are set forth in PSB’s Form 10-K for the year ended December 31, 2019, under “Item 1A. Risk Factors.”

The Hughes Family could significantly influence us and take actions adverse to other shareholders.

At December 31, 2019, B. Wayne Hughes, our former Chairman and his family, which includes his daughter, Tamara Hughes Gustavson and his son, B. Wayne Hughes, Jr., who are both members of our Board of Trustees (collectively, the “Hughes Family”), owned approximately 14.1% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares unless our Board of Trustees grants an ownership waiver, as has occurred in certain cases for large mutual fund companies. Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, which may result in an outcome that may not be favorable to other shareholders.

Takeover attempts or changes in control could be thwarted, even if beneficial to shareholders.

In certain circumstances, shareholders might desire a change of control or acquisition of us, in order to realize a premium over the then-prevailing market price of our shares or for other reasons. However, the following could prevent, deter, or delay such a transaction:

•Provisions of Maryland law may impose limitations that may make it more difficult for a third party to negotiate or effect a business combination transaction or control share acquisition with Public Storage. Currently, the Board has opted not to subject the Company to these provisions of Maryland law, but it could choose to do so in the future without shareholder approval.

•To protect against the loss of our REIT status due to concentration of ownership levels, our declaration of trust generally limits the ability of a person, other than the Hughes Family or “designated investment entities” (each as defined in our declaration of trust), to own, actually or constructively, more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares. Our Board may grant, and has previously granted, a specific exemption. These limits could discourage, delay or prevent a transaction involving a change in control of the Company not approved by our Board.

•Similarly, current provisions of our declaration of trust and powers of our Board could have the same effect, including (1) limitations on removal of trustees, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares or equity shares on terms approved by the Board without obtaining shareholder approval, (4) the advance notice provisions of our bylaws and (5) the Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions that could have the effect of delaying, deterring or preventing a transaction or a change in control.

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

There can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to corporate tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our shareholders.

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

We are increasingly dependent upon Google to source our customers.

Approximately 59% of our new storage customers in 2019 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.

Preferred Shareholders are subject to certain risks.

Holders of our preferred shares have preference rights over our common shareholders with respect to liquidation and distributions, which give them some assurance of continued payment of their stated dividend rate, and receipt of their principal upon liquidation of the Company or redemption of their securities. However, holders of our Preferred Shares should consider the following risks:

•The Company has in the past, and could in the future, issue or assume additional debt. Preferred shareholders would be subordinated to the interest and principal payments of such debt, which would increase the risk that there would not be sufficient funds to pay distributions or liquidation amounts to the preferred shareholders.

•The Company has in the past, and could in the future, issue additional preferred shares that, while pari passu to the existing preferred shares, increases the risk that there would not be sufficient funds to pay distributions to the preferred shareholders.

•While the Company has no plans to do so, if the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status. If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred shareholders would continue to accumulate. The preferred shareholders would have the ability to elect two additional members to serve on our Board of Trustees until the arrearage was cured. The preferred shareholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.

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

Changes made by the Tax Cuts and Jobs Act (the “TCJA”), signed into law on December 22, 2017, limit our ability to deduct compensation in excess of $1 million paid to certain senior executives. This could require us to increase distributions to our shareholders in the future in order to avoid paying tax and to maintain our REIT status.

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

Approximately $580 million of our 2019 net operating income is from our properties in California, and we incurred approximately $42 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial and industrial (non-residential) real estate, which would include self-storage facilities. In late 2018, an initiative qualified for California’s November 2020 statewide ballot that would create a “split roll,” generally making Proposition 13’s protections only applicable to residential real estate. The sponsors of the original initiative are attempting to qualify a revised proposal that has a similar impact in terms of property taxes, but may have a higher change of passage. If the revised initiative is qualified, it will replace the first initiative on the November 2020 ballot. If the original or replacement initiative were to be adopted, it would end the beneficial effect of Proposition 13 for our properties, and our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

We cannot predict whether (i) the revised initiative will qualify to replace the first qualified initiative, (ii) the initiative that ends up on the November 2020 ballot will pass or (iii) other changes to Proposition 13 may be proposed or adopted in the future.

We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We have over 5,900 employees, more than 1.4 million customers, and we conduct business at facilities with 169 million net rentable square feet of storage space. As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions. Resolution of these claims and actions may divert time and attention by our management could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage. The impact of any such legal claims, proceedings, and regulatory enforcement actions and could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.

In addition, through exercising their authority to regulate our activities, governmental agencies can otherwise negatively impact our business by increasing costs or decreasing revenues.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, make payments, summarize results and manage our business. The failure or disruption of our computer and communications systems could significantly harm our business.

We are heavily dependent upon automated information technology and Internet commerce, with more than half of our new customers coming from the telephone or over the Internet. We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, hackers, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events. Such incidents could also result in significant costs to repair or replace such networks or information systems, as well as actual monetary losses in case of a breach that resulted in fraudulent payments or other cash transactions. As a result, our operations could be severely impacted by a natural disaster, terrorist attack, attack by hackers, acts of vandalism, data theft, misplaced or lost data, programming or human error, or other circumstance that results in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures.

If our confidential information is compromised or corrupted, including as a result of a cybersecurity breach, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.

In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, we have experienced security breaches due to cyberattacks and additional breaches could occur in the future. In these cases, our information technology and infrastructure could be vulnerable and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Any such breach could result in serious and harmful consequences for us or our tenants.

Our confidential information may also be compromised due to programming or human error or malfeasance.

We must continually evaluate and adapt our systems and processes to address the evolving threat landscape, and therefore there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business from multiple regulatory agencies at the local, state, federal, or international level, compliance with those requirement could also result in additional costs, or we could fail to comply with those requirements due to various reasons such as not being aware of them.

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

We are subject to California’s new privacy law which will require us to incur compliance costs and may subject us to litigation that may affect our operating results and financial condition.

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. However, regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020. It therefore remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. While we believe we have developed processes to comply with CCPA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to the CCPA. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2019, we had controlling ownership interests in 2,483 self-storage facilities located in 38 states within the U.S.:

	At December 31, 2019
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)

California
Southern	250	18,356
Northern	179	11,271
Texas	311	23,761
Florida	295	20,312
Illinois	126	7,952
Georgia	113	7,625
Washington	100	6,960
North Carolina	93	6,824
Virginia	104	6,455
Colorado	75	5,532
New York	67	4,650
Minnesota	57	4,249
New Jersey	58	3,863
Maryland	62	3,761
South Carolina	63	3,654
Ohio	49	3,199
Arizona	47	3,103
Michigan	45	3,094
Indiana	39	2,451
Missouri	38	2,236
Tennessee	35	2,228
Oregon	39	2,040
Pennsylvania	28	1,957
Massachusetts	27	1,875
Nevada	27	1,818
Oklahoma	22	1,533
Kansas	21	1,268
Other states (12 states)	113	6,881

Total (a)	2,483	168,908

(a)See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2019 financials, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses. For the year ended December 31, 2019, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 90.9% and $17.02, respectively.

At December 31, 2019, 27 of our facilities with a net book value of $106 million were encumbered by an aggregate of $27 million in mortgage notes payable.

We have no specific policy as to the maximum size of any one particular self-storage facility. However, no individual facility involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, securing the space with their lock, which is for the user's exclusive use and to which only the user has access. Property managers operate the facility and are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Space is rented on a month-to-month basis and rental rates vary according to the location of the property, the size of the storage space and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has “drive-up” access, its proximity to elevators, or if the space is climate controlled. All of our self-storage facilities are operated under the "Public Storage" brand name.

Users include individuals from virtually all demographic groups, as well as businesses. Individuals usually store furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally store excess inventory, business records, seasonal goods, equipment and fixtures.

The configuration of self-storage facilities has evolved over time. The oldest facilities are comprised generally of multiple single-story buildings, and have on average approximately 500 primarily “drive up” spaces per facility, and a small rental office. The most prevalent recently constructed facilities have higher density footprints with large, multi-story buildings with climate control and generally up to 1,000 self-storage spaces, a more imposing and visible retail presence, and a prominent and large rental office designed to appeal to customers as an attractive and retail-focused “store.” Our self-storage portfolio includes facilities with characteristics of the oldest facilities, characteristics of the most recently constructed facilities, and those with characteristics of both older and recently constructed facilities. Most spaces have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.

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

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2019, owns and operates approximately 27.6 million rentable square feet of commercial space in six states. At December 31, 2019, the $427.9 million book value and $2.4 billion market value, respectively, of our investment in PSB represents approximately 4% and 21%, respectively, of our total book value assets. We also directly own 0.9 million net rentable square feet of commercial space managed primarily by PSB.

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

ITEM 3.Legal Proceedings

We are subject to contingent losses as a result of being a party to various claims, complaints, and legal proceedings. However, we believe that there is a remote likelihood that the resolution of these contingencies will result in a material loss or have a material adverse affect on our financial condition, results of operations or liquidity.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Shares of beneficial interest (the “Common Shares”) (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 21, 2020, there were approximately 11,573 holders of record of our Common Shares.

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through February 25, 2020, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2019. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information about our equity compensation plans.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except share and per share data)

Revenues	$2,846,823	$2,754,280	$2,668,528	$2,560,549	$2,381,696

Expenses:
Cost of operations	796,783	739,722	707,978	669,083	635,502
Depreciation and amortization	512,918	483,646	454,526	433,314	426,008
General and administrative	71,983	118,720	82,882	83,656	88,177
Interest expense	45,641	32,542	12,690	4,210	610
	1,427,325	1,374,630	1,258,076	1,190,263	1,150,297

Other increase (decrease) to net income:
Interest and other income	28,436	26,442	18,771	15,138	16,544
Equity in earnings of unconsolidated real
estate entities	69,547	103,495	75,655	56,756	50,937
Foreign currency exchange gain (loss)	7,829	18,117	(50,045)	17,570	306
Casualty loss	-	-	(7,789)	-	-
Gain on sale of real estate	341	37,903	1,421	689	18,503
Gain due to Shurgard public offering	-	151,616	-	-	-
Net income	1,525,651	1,717,223	1,448,465	1,460,439	1,317,689
Net income allocated to noncontrolling
equity interests	(5,117)	(6,192)	(6,248)	(6,863)	(6,445)
Net income allocable to Public Storage
shareholders	$1,520,534	$1,711,031	$1,442,217	$1,453,576	$1,311,244

Per Common Share:
Distributions	$8.00	$8.00	$8.00	$7.30	$6.50
Net income – Basic	$7.30	$8.56	$6.75	$6.84	$6.10
Net income – Diluted	$7.29	$8.54	$6.73	$6.81	$6.07

Weighted average common shares:
Basic	174,287	173,969	173,613	173,091	172,699
Diluted	174,530	174,297	174,151	173,878	173,510

Balance Sheet Data:
Total assets	$11,365,444	$10,928,270	$10,732,892	$10,130,338	$9,778,232
Total debt	$1,902,493	$1,412,283	$1,431,322	$390,749	$319,016
Total preferred equity	$4,065,000	$4,025,000	$4,025,000	$4,367,500	$4,055,000
Public Storage shareholders’ equity	$9,062,911	$9,119,478	$8,940,009	$9,411,910	$9,170,641
Permanent noncontrolling interests’
equity	$16,756	$25,250	$24,360	$29,744	$26,997

Net cash flow:
Provided by operating activities	$2,067,643	$2,063,637	$1,972,889	$1,945,248	$1,748,126
Used in investing activities	$(897,360)	$(515,912)	$(737,064)	$(699,023)	$(455,982)
Used in financing activities	$(1,120,735)	$(1,619,588)	$(992,219)	$(1,148,826)	$(1,391,283)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our December 31, 2019 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Allocating Purchase Price for Acquired Real Estate Facilities: We estimate the fair values of land and buildings for purposes of allocating the aggregate purchase price of acquired properties. The related estimation processes involve significant judgment. We estimate the fair value of acquired buildings by determining the current cost to build new purpose-built self-storage facilities in the same location, and adjusting those costs for the actual age, quality, condition, amenities, and configuration of the buildings acquired. We estimate the fair value of acquired land by considering the most directly comparable recently transacted land sales (“Land Comps”) and adjusting the transacted values for differentials to the acquired land such as location quality, parcel size, and date of sale, in order to derive the estimated value of the underlying acquired land. These adjustments to the Land Comps require significant judgment, particularly when there is a low volume of Land Comps or the available Land Comps lack similarity to the acquired property in proximity, date of sale, or location quality. Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the level of land and buildings on our balance sheet.

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

In the last three years, there has been a marked increase in development of new self-storage facilities in many of the markets where we operate, due to the favorable economics of developing new properties. These newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth. This increase in supply has been most notable in Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, New York, and Portland.

The quality of the new supply may also allow these new facilities to compete more effectively with existing self-storage assets. Much of this new supply, including our own, represents “fifth generation” facilities which often have a more fresh and vibrant appearance, more amenities such as climate control, more attractive office configurations, newer elements, and a more imposing and attractive retail presence as compared to the existing stock of self-storage facilities which were built over the last 50 years.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed “fifth generation” facilities), we have commenced a comprehensive program to rebrand our properties, in order to develop more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. This program has initially been concentrated in properties located in a limited number of markets. The extent to which we continue this program in additional markets, and the relative scope of work, will depend in part upon the results of the initial implementation of the program.

In addition to managing our existing facilities for organic growth, we plan on growing through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2013 through December 31, 2019, we acquired a total of 340 facilities with 23.8 million net rentable square feet from third parties for approximately $3.1 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.6 billion, adding approximately 15.1 million net rentable square feet.

Subsequent to December 31, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities, with approximately 1.1 million net rentable square feet, for $245.3 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

At December 31, 2019, we had a development pipeline to develop 12 new self-storage facilities and expand 35 existing self-storage facilities, which will add approximately 4.4 million net rentable square feet at a cost of $619.2 million. We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run.  However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in 2019 will continue at similar levels in 2020.

On October 15, 2018, Shurgard Self Storage SA (“Shurgard”) completed an initial global offering (the “Offering”) of its common shares, and its shares commenced trading on Euronext Brussels under the “SHUR” symbol. In the Offering, Shurgard issued 25.0 million of its common shares to third parties at a price of €23 per share, for €575 million in gross proceeds. The gross proceeds were used to repay short-term borrowings, invest in real estate assets, and for other corporate purposes. Our equity interest, comprised of a direct and indirect pro-rata ownership interest in 31.3 million shares, decreased from 49% to approximately 35% as a result of the Offering. See “Investment in Shurgard” below for more information.

As of December 31, 2019, we expect capital resources over the next year of approximately $1.7 billion, which exceeds our currently identified capital needs of approximately $722.6 million. Our expected capital resources include: (i) $409.7 million of cash as of December 31, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, (iii) $545.2 million in net proceeds from the public issuance of senior Euro-denominated notes and (iv) approximately $200 million to $250 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $245.3 million in property acquisitions currently under contract and $477.3 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities such as a potential acquisition of National Storage REIT described in Note 15, “Subsequent Events” to our December 31, 2019 financial statements; however, there can be no assurance of any such activities transpiring in the near or longer term.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2019 and 2018

In 2019, net income allocable to our common shareholders was $1,272.8 million or $7.29 per diluted common share, compared to $1,488.9 million or $8.54 per diluted common share in 2018 representing a decrease of $216.1 million or $1.25 per diluted common share. The decrease is due primarily to (i) $183.1 million in aggregate gains due to Shurgard’s initial public offering and the sale of our facility in West London to Shurgard in October 2018, (ii) our $37.7 million equity share of gains recorded by PS Business Parks during 2018, (iii) a $10.3 million decrease due to the impact of foreign currency exchange gains associated with our euro denominated debt and (iv) a $32.7 million allocation to our preferred shareholders associated with our preferred share redemption activities in 2019. These impacts were offset partially by a $30.1 million increase in self-storage net operating income (described below) and a reduction in general and administrative expense attributable to $30.7 million in incremental share-based compensation expense in 2018 for the planned retirement of our former CEO and CFO.

The $30.1 million increase in self-storage net operating income is a result of a $2.6 million increase in our Same Store Facilities and $27.5 million increase in our non-Same Store Facilities. Revenues for the Same Store

Facilities increased 1.4% or $33.3 million in 2019 as compared to 2018, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 5.0% or $30.6 million in 2019 as compared to 2018, due primarily to 47.2% ($15.3 million) increase in marketing expenses and increased property taxes. The increase in net operating income of $27.5 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2019 and the fill-up of recently developed and expanded facilities.

Operating results for 2018 and 2017

In 2018, net income allocable to our common shareholders was $1,488.9 million or $8.54 per diluted common share, compared to $1,171.6 million or $6.73 per diluted common share in 2017 representing an increase of $317.3 million or $1.81 per diluted common share. The increase is due primarily to (i) $183.1 million in aggregate gains due to Shurgard’s initial public offering and the sale of our facility in West London to Shurgard, (ii) a $47.1 million increase in self-storage net operating income (described below), (iii) our $37.7 million equity share of gains recorded by PS Business Parks in 2018, (iv) a $68.2 million increase due to the impact of foreign currency exchange gains and losses associated with our euro denominated debt, (v) a $29.3 million allocation to preferred shareholders associated with preferred share redemptions in 2017 and (vi) a $7.8 million casualty loss and $5.2 million in incremental tenant reinsurance losses related to Hurricanes Harvey and Irma in 2017. These impacts were offset partially by a $36.1 million increase in general and administrative expense due to the acceleration of share-based compensation expense accruals for our former CEO and CFO in 2018 as a result of their retirement on December 31, 2018 and the reversal of share-based compensation accruals forfeited by retiring senior executive officers in 2017.

The $47.1 million increase in self-storage net operating income is a result of a $14.8 million increase in our Same Store Facilities and $32.3 million increase in our non-Same Store Facilities. Revenues for the Same Store Facilities increased 1.4% or $32.5 million in 2018 as compared to 2017, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 3.0% or $17.6 million in 2018 as compared to 2017, due primarily to increased property taxes. The increase in net operating income of $32.3 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2018 and 2017 and the fill-up of recently developed and expanded facilities.

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

For the year ended December 31, 2019, FFO was $10.58 per diluted common share, as compared to $10.45 and $9.70 per diluted common share for the years ended December 31, 2018 and 2017, respectively, representing an increase in 2019 of 1.2%, or $0.13 per diluted common share, as compared to 2018.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$7.29	$8.54	$6.73
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	3.32	3.21	3.00
Gains on sale of real estate investments
and Shurgard IPO, including our equity
share from investments	(0.03)	(1.30)	(0.03)
FFO per share	$10.58	$10.45	$9.70

Computation of FFO per Share:

Net income allocable to common shareholders	$1,272,767	$1,488,900	$1,171,609
Eliminate items excluded from FFO:
Depreciation and amortization	511,413	483,646	454,526
Depreciation from unconsolidated
real estate investments	71,725	79,868	71,931
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(4,208)	(3,646)	(3,567)
Gains on sale of real estate investments and
Shurgard IPO, including our equity share
from investments and other	(5,896)	(227,332)	(4,908)
FFO allocable to common shares	$1,845,801	$1,821,436	$1,689,591
Diluted weighted average common shares	174,530	174,297	174,151
FFO per share	$10.58	$10.45	$9.70

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

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2019	2018	Change	2018	2017	Change

FFO per share	$10.58	$10.45	1.2%	$10.45	$9.70	7.7%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange (gain) loss	(0.04)	(0.10)		(0.10)	0.29
Application of EITF D-42	0.21	-		-	0.19
Casualty losses and tenant claims
due to hurricanes	-	-		-	0.07
Shurgard - IPO costs and casualty loss	-	0.03		0.03	-
(Forfeiture)/Acceleration of share-
based compensation expense due
to the departure of senior executives	(0.01)	0.18		0.18	(0.03)
Other items	0.01	-		-	0.01
Core FFO per share	$10.75	$10.56	1.8%	$10.56	$10.23	3.2%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our December 31, 2019 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,159 facilities that we have owned and operated on a stabilized basis since January 1, 2017 (the “Same Store Facilities”), (ii) 103 facilities we acquired after December 31, 2016 (the “Acquired facilities”), (iii) 141 facilities that have been newly developed or expanded, or that we are in the process of expanding at December 31, 2019 (the “Newly developed and expanded facilities”) and (iv) 80 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2017 (the “Other non-same store facilities”). See Note 11 to our December 31, 2019 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2019	2018	Change	2018	2017	Change
	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$2,394,572	$2,361,298	1.4%	$2,361,298	$2,328,833	1.4%
Acquired facilities	59,206	33,871	74.8%	33,871	5,577	507.3%
Newly developed and expanded facilities	150,571	121,694	23.7%	121,694	99,864	21.9%
Other non-same store facilities	80,203	80,744	(0.7)%	80,744	78,159	3.3%
	2,684,552	2,597,607	3.3%	2,597,607	2,512,433	3.4%
Cost of operations:
Same Store facilities	641,918	611,273	5.0%	611,273	593,637	3.0%
Acquired facilities	22,472	11,810	90.3%	11,810	2,006	488.7%
Newly developed and expanded facilities	63,360	47,870	32.4%	47,870	36,810	30.0%
Other non-same store facilities	24,829	24,778	0.2%	24,778	25,180	(1.6)%
	752,579	695,731	8.2%	695,731	657,633	5.8%
Net operating income (a):
Same Store facilities	1,752,654	1,750,025	0.2%	1,750,025	1,735,196	0.9%
Acquired facilities	36,734	22,061	66.5%	22,061	3,571	517.8%
Newly developed and expanded facilities	87,211	73,824	18.1%	73,824	63,054	17.1%
Other non-same store facilities	55,374	55,966	(1.1)%	55,966	52,979	5.6%
Total net operating income	1,931,973	1,901,876	1.6%	1,901,876	1,854,800	2.5%

Depreciation and amortization expense:
Same Store facilities	(389,737)	(382,864)	1.8%	(382,864)	(382,326)	0.1%
Acquired facilities	(34,980)	(23,809)	46.9%	(23,809)	(5,668)	320.1%
Newly developed and expanded facilities	(54,065)	(45,851)	17.9%	(45,851)	(36,848)	24.4%
Other non-same store facilities	(34,136)	(31,122)	9.7%	(31,122)	(29,684)	4.8%
Total depreciation and
amortization expense	(512,918)	(483,646)	6.1%	(483,646)	(454,526)	6.4%

Net income:
Same Store facilities	1,362,917	1,367,161	(0.3)%	1,367,161	1,352,870	1.1%
Acquired facilities	1,754	(1,748)	(200.3)%	(1,748)	(2,097)	(16.6)%
Newly developed and expanded facilities	33,146	27,973	18.5%	27,973	26,206	6.7%
Other non-same store facilities	21,238	24,844	(14.5)%	24,844	23,295	6.6%
Total net income	$1,419,055	$1,418,230	0.1%	$1,418,230	$1,400,274	1.3%

Number of facilities at period end:
Same Store facilities	2,159	2,159	-	2,159	2,159	-
Acquired facilities	103	59	74.6%	59	34	73.5%
Newly developed and expanded facilities	141	130	8.5%	130	112	16.1%
Other non-same store facilities	80	81	(1.2)%	81	82	(1.2)%
	2,483	2,429	2.2%	2,429	2,387	1.8%
Net rentable square footage at period end:
Same Store facilities	139,315	139,315	-	139,315	139,315	-
Acquired facilities	6,968	3,743	86.2%	3,743	2,114	77.1%
Newly developed and expanded facilities	16,533	12,807	29.1%	12,807	10,608	20.7%
Other non-same store facilities	6,092	6,182	(1.5)%	6,182	6,125	0.9%
	168,908	162,047	4.2%	162,047	158,162	2.5%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results. See Note 11 to our December 31, 2019 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 1.6% in 2019 as compared to 2018 and 2.5% in 2018 as compared to 2017. These increases are due primarily to the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities consist of facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2017. Accordingly, our Same Store Facilities exclude (i) facilities acquired after December 31, 2016, (ii) newly developed or expanded facilities, (iii) facilities under expansion by December 31, 2019, (iv) facilities whose operating trends are significantly affected by factors such as casualty events, and (v) facilities which were otherwise not stabilized at December 31, 2016 (such as recently developed facilities acquired from third parties before December 31, 2016). The composition of our Same Store Facilities allows us to more effectively evaluate the ongoing performance of our self-storage portfolio in 2017, 2018, and 2019 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe the Same Store information is used by investors and REIT analysts in a similar manner.

The following table summarizes the historical operating results of these 2,159 facilities (139.3 million net rentable square feet) that represent approximately 82% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2019.

Selected Operating Data for the Same Store Facilities (2,159 facilities)

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2019	2018	Change	2018	2017	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$2,290,721	$2,258,099	1.4%	$2,258,099	$2,225,727	1.5%
Late charges and
administrative fees	103,851	103,199	0.6%	103,199	103,106	0.1%
Total revenues (a)	2,394,572	2,361,298	1.4%	2,361,298	2,328,833	1.4%

Cost of operations:
Property taxes	233,453	223,088	4.6%	223,088	212,565	5.0%
On-site property manager
payroll	118,450	115,531	2.5%	115,531	114,212	1.2%
Supervisory payroll	37,771	37,179	1.6%	37,179	40,222	(7.6)%
Repairs and maintenance	50,032	48,488	3.2%	48,488	48,735	(0.5)%
Utilities	42,209	43,457	(2.9)%	43,457	41,771	4.0%
Marketing	47,622	32,344	47.2%	32,344	30,251	6.9%
Other direct property costs	63,572	62,042	2.5%	62,042	59,990	3.4%
Allocated overhead	48,809	49,144	(0.7)%	49,144	45,891	7.1%
Total cost of operations (a)	641,918	611,273	5.0%	611,273	593,637	3.0%
Net operating income	1,752,654	1,750,025	0.2%	1,750,025	1,735,196	0.9%
Depreciation and
amortization expense	(389,737)	(382,864)	1.8%	(382,864)	(382,326)	0.1%
Net income	$1,362,917	$1,367,161	(0.3)%	$1,367,161	$1,352,870	1.1%

Gross margin (before depreciation
and amortization expense)	73.2%	74.1%	(1.2)%	74.1%	74.5%	(0.5)%

Weighted average for the period:
Square foot occupancy	93.5%	93.1%	0.4%	93.1%	93.7%	(0.6)%

Realized annual rental income per (b):
Occupied square foot	$17.60	$17.41	1.1%	$17.41	$17.05	2.1%
Available square foot	$16.45	$16.21	1.5%	$16.21	$15.97	1.5%

At December 31:
Square foot occupancy	91.8%	91.3%	0.5%	91.3%	91.1%	0.2%
Annual contract rent per
occupied square foot (c)	$18.12	$18.03	0.5%	$18.03	$17.82	1.2%

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.4% each in 2019 as compared to 2018 and in 2018 as compared to 2017, due primarily to increases of 1.1% and 2.1% in realized annual rent per occupied square foot in 2019 and 2018, respectively, as compared to the previous year.

Same Store revenue growth is lower than long-term historical averages due to softness in demand for our storage space, which has led to lower move-in rental rates for new tenants (see below). We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, New York and Portland, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy remained strong at 93.5%, 93.1% and 93.7% during 2019, 2018 and 2017.

We believe that high occupancies help maximize our rental income. We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

Annual contract rent per foot for customers moving in was $13.63, $14.09, and $14.54 in 2019, 2018, and 2017, respectively, and the related square footage for the space they moved into was 102.7 million, 104.4 million, and 109.4 million, respectively. Annual contract rent per foot for customers moving out was $16.12, $16.19, and $16.01 in 2019, 2018, and 2017, respectively, and the related square footage for the space they moved out of was 102.1 million, 104.1 million, and 111.1 million, respectively.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer. Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $77.4 million, $81.6 million, and $86.9 million for 2019, 2018, and 2017, respectively.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months. Demand fluctuates due to various local and regional factors, including the overall economy. Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

We typically increase rental rates to our long-term tenants (generally, those that have been with us for at least a year) once per year. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs.

Throughout 2018 and 2019, we have had an increased average length of stay and fewer move-outs. The increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants, due to more long-term customers that were eligible for rate increases. However, this was offset partially by the impact of lower move-in rates and resulting increased “rent roll down” for new tenants relative to existing tenants that moved out. The extent to which the net positive impact of these trends will continue in 2020 is uncertain at this time.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with continued moderate revenue growth in 2020, with rental growth in 2020 coming primarily from continued annual rent increases to existing tenants.

However, such short-term current trends can be limited in their ability to suggest future revenue growth. Other factors affecting revenue growth can be volatile and hard to predict, such as (i) the level of consumer demand, (ii) competition from newly developed and existing facilities, (iii) the length of stay of our existing customers, and (iv) local and state laws and regulations that can limit, and have limited, the rents we can charge to new tenants or the extent to which we can increase rents to existing tenants.

We are continuing to take a number of actions to improve demand into our system, including increasing marketing spend on the Internet and offering lower rental rates to new customers.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 5.0% in 2019 as compared to 2018, and 3.0% in 2018 as compared to 2017, due primarily to increased property tax and marketing expense.

Property tax expense increased 4.6% in 2019 as compared to 2018, and 5.0% in 2018 as compared to 2017. We expect property tax expense growth of approximately 5.0% in 2020 due primarily to higher assessed values (excluding the potential impact of the California initiative noted below) and, to a lesser extent, increased tax rates.

As a result of Proposition 13, which limits increases in assessed values to 2% per year, the assessed value and property taxes we pay in California is less than it would be if the properties were assessed at current values. An initiative on California’s November 2020 statewide ballot, if approved by voters, could result in the reassessment of our California properties and substantially increase our property tax expense. It is uncertain (i) whether an initiative will pass, and (ii) if it does pass, the timing and level of the reassessment and related property tax increases. See “Risk Factors – We have exposure to increased property tax in California” for further information such as our aggregate net operating income and property tax expense in California.

On-site property manager payroll expense increased 2.5% in 2019 as compared to 2018 and 1.2% in 2018 as compared to 2017. These increases were due primarily to higher wage rates, offset partially by lower hours worked in 2018. We have been impacted by a tight labor market across the country, as well as increases in minimum wages in certain jurisdictions. We expect continued wage rate increases in 2020 due to tighter labor markets.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.6% in 2019 as compared to 2018 due primarily to higher wage rates and decreased 7.6% in 2018 as compared to 2017 due to reductions in headcount offset by higher wage rates. We expect inflationary increases in wage rates and increased headcount in 2020.

Repairs and maintenance expense increased 3.2% in 2019 as compared to 2018 and decreased 0.5% in 2018 as compared to 2017. Repair and maintenance costs include snow removal expense totaling $4.0 million, $3.6 million, and $3.1 million in 2019, 2018, and 2017, respectively. Excluding snow removal costs, repairs and maintenance increased 2.6% in 2019 as compared to 2018 and decreased 1.7% in 2018 as compared to 2017.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 2.9% in 2019 as compared to 2018 and increased 4.0% in 2018 as compared to 2017. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable. We are making investments in energy saving technology such as solar power and LED lights which should generate favorable returns on investment in the form of lower utility usage. However, the actual reduction experienced in 2020 will be relatively modest, based upon the expected level of and timing of such investments.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 47.2% in 2019 as compared to 2018 and 6.9% in 2018 as compared to 2017. These increases are due primarily to higher Internet advertising spending, as we have sought to attract more customers for our space and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers. We expect continued increases in 2020.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, and the cost of operating each property’s rental office. These costs increased 2.5% in 2019 as compared to 2018 and 3.4% in 2018 as compared to 2017. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect inflationary increases in other direct property costs in 2020.

Allocated overhead represents administrative expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. These amounts also include the costs of senior executives responsible for these processes (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense). Allocated overhead decreased 0.7% in 2019 as compared to 2018 and increased 7.1% in 2018 as compared to 2017. The increase in 2018 as compared to 2017 was due to increased headcount and information technology expenses. We expect minimal increases in allocated overhead in 2020.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 1.8% in 2019 as compared to 2018 and 0.1% in 2018 as compared to 2017. We expect modest increases in depreciation expense in 2020 due to elevated levels of capital expenditures.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2019	$586,004	$599,244	$611,227	$598,097	$2,394,572
2018	$577,310	$587,793	$604,705	$591,490	$2,361,298
2017	$566,136	$579,443	$598,402	$584,852	$2,328,833

Total cost of operations:
2019	$168,359	$166,913	$170,865	$135,781	$641,918
2018	$162,034	$158,857	$160,543	$129,839	$611,273
2017	$156,854	$155,239	$156,392	$125,152	$593,637

Property taxes:
2019	$64,945	$65,671	$65,450	$37,387	$233,453
2018	$61,858	$62,571	$62,373	$36,286	$223,088
2017	$59,214	$59,579	$59,149	$34,623	$212,565

Repairs and maintenance:
2019	$13,369	$11,687	$12,785	$12,191	$50,032
2018	$12,124	$12,081	$11,855	$12,428	$48,488
2017	$12,179	$11,951	$12,005	$12,600	$48,735

Marketing:
2019	$8,751	$12,084	$13,934	$12,853	$47,622
2018	$6,855	$8,090	$8,221	$9,178	$32,344
2017	$7,175	$8,577	$7,346	$7,153	$30,251

REVPAF:
2019	$16.08	$16.48	$16.79	$16.44	$16.45
2018	$15.84	$16.17	$16.60	$16.23	$16.21
2017	$15.53	$15.92	$16.41	$16.04	$15.97

Weighted average realized annual rent per occupied square foot:
2019	$17.38	$17.53	$17.82	$17.66	$17.60
2018	$17.19	$17.23	$17.69	$17.55	$17.41
2017	$16.71	$16.85	$17.38	$17.26	$17.05

Weighted average occupancy levels for the period:
2019	92.5%	94.0%	94.2%	93.1%	93.5%
2018	92.1%	93.8%	93.8%	92.5%	93.1%
2017	92.9%	94.4%	94.4%	92.8%	93.7%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market

Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	2018	2017	Change
(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (204, 14.1)	$362,057	$352,672	2.7%	$352,672	$340,987	3.4%
San Francisco (127, 7.9)	203,195	199,162	2.0%	199,162	194,614	2.3%
New York (86, 6.0)	151,526	148,676	1.9%	148,676	144,875	2.6%
Washington DC (88, 5.4)	113,607	110,642	2.7%	110,642	110,670	(0.0)%
Seattle-Tacoma (83, 5.5)	107,639	106,261	1.3%	106,261	104,394	1.8%
Miami (81, 5.7)	112,734	114,428	(1.5)%	114,428	113,710	0.6%
Atlanta (98, 6.4)	85,885	84,450	1.7%	84,450	82,663	2.2%
Chicago (128, 8.1)	118,293	117,094	1.0%	117,094	119,859	(2.3)%
Dallas-Ft. Worth (98, 6.2)	82,281	83,155	(1.1)%	83,155	85,562	(2.8)%
Orlando-Daytona (69, 4.3)	60,640	59,901	1.2%	59,901	57,627	3.9%
Houston (78, 5.3)	67,962	71,266	(4.6)%	71,266	70,805	0.7%
Philadelphia (56, 3.5)	59,120	56,747	4.2%	56,747	55,064	3.1%
Tampa (50, 3.3)	46,083	46,377	(0.6)%	46,377	45,751	1.4%
West Palm Beach (37, 2.4)	43,959	43,630	0.8%	43,630	42,909	1.7%
Portland (42, 2.2)	40,163	40,622	(1.1)%	40,622	41,096	(1.2)%
All other markets (834, 53.0)	739,428	726,215	1.8%	726,215	718,247	1.1%
Total revenues	$2,394,572	$2,361,298	1.4%	$2,361,298	$2,328,833	1.4%

Net operating income:
Los Angeles	$298,725	$292,281	2.2%	$292,281	$283,333	3.2%
San Francisco	163,878	162,202	1.0%	162,202	159,265	1.8%
New York	107,992	107,351	0.6%	107,351	104,815	2.4%
Washington DC	84,329	82,745	1.9%	82,745	83,452	(0.8)%
Seattle-Tacoma	84,315	83,375	1.1%	83,375	82,638	0.9%
Miami	84,269	87,277	(3.4)%	87,277	87,222	0.1%
Atlanta	63,630	62,519	1.8%	62,519	61,091	2.3%
Chicago	63,228	64,906	(2.6)%	64,906	70,143	(7.5)%
Dallas-Ft. Worth	56,623	58,461	(3.1)%	58,461	61,332	(4.7)%
Orlando-Daytona	44,116	44,066	0.1%	44,066	42,465	3.8%
Houston	42,380	47,071	(10.0)%	47,071	46,473	1.3%
Philadelphia	41,773	40,097	4.2%	40,097	39,188	2.3%
Tampa	32,416	33,378	(2.9)%	33,378	33,048	1.0%
West Palm Beach	32,192	32,397	(0.6)%	32,397	31,702	2.2%
Portland	30,511	31,548	(3.3)%	31,548	32,191	(2.0)%
All other markets	522,277	520,351	0.4%	520,351	516,838	0.7%
Total net operating income	$1,752,654	$1,750,025	0.2%	$1,750,025	$1,735,196	0.9%

Same Store Facilities Operating Trends by Market (Continued)

Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Weighted average square foot
occupancy:
Los Angeles	95.2%	95.0%	0.2%	95.0%	95.5%	(0.5)%
San Francisco	94.3%	94.4%	(0.1)%	94.4%	95.2%	(0.8)%
New York	94.1%	94.3%	(0.2)%	94.3%	94.3%	0.0%
Washington DC	93.4%	92.4%	1.1%	92.4%	92.7%	(0.3)%
Seattle-Tacoma	93.1%	93.2%	(0.1)%	93.2%	94.3%	(1.2)%
Miami	93.0%	92.9%	0.1%	92.9%	93.6%	(0.7)%
Atlanta	93.0%	93.2%	(0.2)%	93.2%	93.5%	(0.3)%
Chicago	92.1%	90.3%	2.0%	90.3%	91.2%	(1.0)%
Dallas-Ft. Worth	92.0%	91.4%	0.7%	91.4%	92.9%	(1.6)%
Orlando-Daytona	94.1%	94.5%	(0.4)%	94.5%	95.0%	(0.5)%
Houston	89.7%	90.9%	(1.3)%	90.9%	91.8%	(1.0)%
Philadelphia	95.3%	94.9%	0.4%	94.9%	94.6%	0.3%
Tampa	92.6%	92.9%	(0.3)%	92.9%	94.0%	(1.2)%
West Palm Beach	93.9%	93.8%	0.1%	93.8%	94.7%	(1.0)%
Portland	94.0%	94.0%	0.0%	94.0%	95.3%	(1.4)%
All other markets	93.5%	92.9%	0.6%	92.9%	93.4%	(0.5)%
Total weighted average
square foot occupancy	93.5%	93.1%	0.4%	93.1%	93.7%	(0.6)%

Realized annual rent per
occupied square foot:
Los Angeles	$26.11	$25.47	2.5%	$25.47	$24.46	4.1%
San Francisco	26.73	26.14	2.3%	26.14	25.29	3.4%
New York	26.05	25.51	2.1%	25.51	24.88	2.5%
Washington DC	21.51	21.27	1.1%	21.27	21.06	1.0%
Seattle-Tacoma	20.20	19.94	1.3%	19.94	19.31	3.3%
Miami	20.31	20.63	(1.6)%	20.63	20.35	1.4%
Atlanta	13.44	13.15	2.2%	13.15	12.85	2.3%
Chicago	15.17	15.33	(1.0)%	15.33	15.56	(1.5)%
Dallas-Ft. Worth	13.63	13.88	(1.8)%	13.88	14.05	(1.2)%
Orlando-Daytona	14.12	13.90	1.6%	13.90	13.31	4.4%
Houston	13.52	14.01	(3.5)%	14.01	13.79	1.6%
Philadelphia	16.65	16.04	3.8%	16.04	15.62	2.7%
Tampa	14.12	14.13	(0.1)%	14.13	13.78	2.5%
West Palm Beach	18.50	18.37	0.7%	18.37	17.91	2.6%
Portland	18.52	18.71	(1.0)%	18.71	18.64	0.4%
All other markets	14.20	14.03	1.2%	14.03	13.80	1.7%
Total realized rent per
occupied square foot	$17.60	$17.41	1.1%	$17.41	$17.05	2.1%

Same Store Facilities Operating Trends by Market (Continued)

Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	2018	2017	Change
REVPAF:
Los Angeles	$24.87	$24.20	2.8%	$24.20	$23.36	3.6%
San Francisco	25.20	24.67	2.1%	24.67	24.07	2.5%
New York	24.50	24.05	1.9%	24.05	23.45	2.6%
Washington DC	20.09	19.65	2.2%	19.65	19.52	0.7%
Seattle-Tacoma	18.81	18.57	1.3%	18.57	18.21	2.0%
Miami	18.88	19.16	(1.5)%	19.16	19.05	0.6%
Atlanta	12.50	12.25	2.0%	12.25	12.01	2.0%
Chicago	13.97	13.84	0.9%	13.84	14.19	(2.5)%
Dallas-Ft. Worth	12.54	12.68	(1.1)%	12.68	13.05	(2.8)%
Orlando-Daytona	13.29	13.14	1.1%	13.14	12.64	4.0%
Houston	12.13	12.73	(4.7)%	12.73	12.66	0.6%
Philadelphia	15.86	15.22	4.2%	15.22	14.77	3.0%
Tampa	13.08	13.13	(0.4)%	13.13	12.96	1.3%
West Palm Beach	17.37	17.23	0.8%	17.23	16.96	1.6%
Portland	17.40	17.58	(1.0)%	17.58	17.75	(1.0)%
All other markets	13.28	13.03	1.9%	13.03	12.88	1.2%
Total REVPAF	$16.45	$16.21	1.5%	$16.21	$15.97	1.5%

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

Acquired Facilities

The Acquired Facilities represent 103 facilities that we acquired in 2017, 2018, and 2019. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES
	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change (a)	2018	2017	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2017 Acquisitions	$30,473	$28,704	$1,769	$28,704	$5,577	$23,127
2018 Acquisitions	16,029	5,167	10,862	5,167	-	5,167
2019 Acquisitions	12,704	-	12,704	-	-	-
Total revenues	59,206	33,871	25,335	33,871	5,577	28,294

Cost of operations (b):
2017 Acquisitions	10,203	9,669	534	9,669	2,006	7,663
2018 Acquisitions	7,197	2,141	5,056	2,141	-	2,141
2019 Acquisitions	5,072	-	5,072	-	-	-
Total cost of operations	22,472	11,810	10,662	11,810	2,006	9,804

Net operating income:
2017 Acquisitions	20,270	19,035	1,235	19,035	3,571	15,464
2018 Acquisitions	8,832	3,026	5,806	3,026	-	3,026
2019 Acquisitions	7,632	-	7,632	-	-	-
Net operating income	36,734	22,061	14,673	22,061	3,571	18,490
Depreciation and
amortization expense	(34,980)	(23,809)	(11,171)	(23,809)	(5,668)	(18,141)
Net income (loss)	$1,754	$(1,748)	$3,502	$(1,748)	$(2,097)	$349

At December 31:
Square foot occupancy:
2017 Acquisitions	89.4%	90.9%	(1.7)%	90.9%	87.2%	4.2%
2018 Acquisitions	82.6%	79.6%	3.8%	79.6%	-	-
2019 Acquisitions	73.6%	-	-	-	-	-
	80.7%	85.9%	(6.1)%	85.9%	87.2%	(1.5)%
Annual contract rent per
occupied square foot:
2017 Acquisitions	$15.40	$14.81	4.0%	14.81	14.60	1.4%
2018 Acquisitions	11.98	11.10	7.9%	11.10	-	-
2019 Acquisitions	12.27	-	-	-	-	-
	$13.30	$13.31	(0.1)%	$13.31	$14.60	(8.8)%

Number of facilities:
2017 Acquisitions	34	34	-	34	34	-
2018 Acquisitions	25	25	-	25	-	25
2019 Acquisitions	44	-	44	-	-	-
	103	59	44	59	34	25
Net rentable square feet (in thousands):
2017 Acquisitions	2,206	2,114	92	2,114	2,114	-
2018 Acquisitions	1,629	1,629	-	1,629	-	1,629
2019 Acquisitions	3,133	-	3,133	-	-	-
	6,968	3,743	3,225	3,743	2,114	1,629

ACQUIRED FACILITIES (Continued)	As of December 31, 2019
Costs to acquire (in thousands):
2017 Acquisitions (c)	$291,329
2018 Acquisitions	181,020
2019 Acquisitions	429,850
$902,199

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)Acquisition costs includes i) $149.8 million paid for 22 facilities acquired from third parties, ii) $135.5 million cash paid for the remaining 74.25% interest we did not own in 12 stabilized properties owned by a legacy institutional partnership and iii) the $6.3 million historical book value of our existing investment in the legacy institutional partnership.

We believe that our economies of scale in marketing and operations allows us to generate higher net operating income from newly acquired facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve the higher net operating income and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions. As a result, there can be no assurance that we will achieve our expectations with respect to these newly acquired facilities.

The facilities included above under “2017 acquisitions,” “2018 acquisitions,” and “2019 acquisitions” have an aggregate of approximately 7.0 million net rentable square feet, including 0.9 million in Texas, 0.8 million in Virginia, 0.6 million in each of Florida and Minnesota, 0.4 million in each of Georgia, Indiana, North Carolina and South Carolina, 0.3 million in each of Nebraska and Ohio, 0.2 million in each of California, Kentucky, Massachusetts, New York, Tennessee and Washington, and 0.7 million in other states.

For 2019, the weighted average annualized yield on cost, based upon net operating income, for (i) the 22 facilities acquired in 2017 from third parties was 6.1%, (ii) the 12 stabilized facilities owned by a legacy institutional partnership, with respect to the 74.25% interest we acquired was 6.1%, and (iii) the 25 properties acquired in 2018 was 4.9%. The yield for the facilities acquired in 2019 is not meaningful due to our limited ownership period.

Subsequent to December 31, 2019, we acquired or were under contract to acquire 14 self-storage facilities (four in Ohio, three in California, two each in New York and Tennessee and one each in Indiana, Massachusetts, and Nebraska) with 1.1 million net rentable square feet, for $245.3 million.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities totaled $35.0 million, $23.8 million and $5.7 million for 2019, 2018, and 2017, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at December 31, 2019, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $36.2 million in the year ending December 31, 2020. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in 2020.

Developed and Expanded Facilities

The developed and expanded facilities include 81 facilities that were developed on new sites since January 1, 2013, and 60 facilities subject to expansion of their net rentable square footage. Of these expansions, 49 are completed at December 31, 2019 and 11 are currently in process at December 31, 2019.

The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change (a)	2018	2017	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2013 - 2015	$28,331	$26,725	$1,606	$26,725	$24,910	$1,815
Developed in 2016 and 2017	43,358	34,233	9,125	34,233	17,391	16,842
Developed in 2018 and 2019	15,230	3,392	11,838	3,392	-	3,392
Completed Expansions	49,214	41,879	7,335	41,879	41,773	106
Expansions in process	14,438	15,465	(1,027)	15,465	15,790	(325)
Total revenues	150,571	121,694	28,877	121,694	99,864	21,830

Cost of operations (b):
Developed in 2013 - 2015	8,284	8,031	253	8,031	8,093	(62)
Developed in 2016 and 2017	18,188	17,984	204	17,984	11,433	6,551
Developed in 2018 and 2019	11,195	4,136	7,059	4,136	-	4,136
Completed Expansions	21,579	13,756	7,823	13,756	13,427	329
Expansions in process	4,114	3,963	151	3,963	3,857	106
Total cost of operations	63,360	47,870	15,490	47,870	36,810	11,060

Net operating income:
Developed in 2013 - 2015	20,047	18,694	1,353	18,694	16,817	1,877
Developed in 2016 and 2017	25,170	16,249	8,921	16,249	5,958	10,291
Developed in 2018 and 2019	4,035	(744)	4,779	(744)	-	(744)
Completed Expansions	27,635	28,123	(488)	28,123	28,346	(223)
Expansions in process	10,324	11,502	(1,178)	11,502	11,933	(431)
Net operating income	87,211	73,824	13,387	73,824	63,054	10,770
Depreciation and
amortization expense	(54,065)	(45,851)	(8,214)	(45,851)	(36,848)	(9,003)
Net income	$33,146	$27,973	$5,173	$27,973	$26,206	$1,767

At December 31:
Square foot occupancy:
Developed in 2013 - 2015	90.9%	89.9%	1.1%	89.9%	88.9%	1.1%
Developed in 2016 and 2017	78.4%	73.5%	6.7%	73.5%	52.3%	40.5%
Developed in 2018 and 2019	56.7%	42.1%	34.7%	42.1%	-	-
Completed Expansions	62.5%	67.0%	(6.7)%	67.0%	66.4%	0.9%
Expansions in process	83.1%	88.1%	(5.7)%	88.1%	88.4%	(0.3)%
	69.7%	69.9%	(0.3)%	69.9%	66.4%	5.3%
Annual contract rent per occupied square foot:
Developed in 2013 - 2015	$16.56	$15.65	5.8%	$15.65	$14.94	4.8%
Developed in 2016 and 2017	13.70	12.28	11.6%	12.28	12.11	1.4%
Developed in 2018 and 2019	12.03	10.36	16.1%	10.36	-	-
Completed Expansions	13.00	15.40	(15.6)%	15.40	15.73	(2.1)%
Expansions in process	21.92	22.25	(1.5)%	22.25	21.99	1.2%
	$14.06	$14.41	(2.4)%	$14.41	$15.03	(4.1)%

DEVELOPED AND EXPANDED
FACILITIES (Continued)	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change (a)	2018	2017	Change (a)
	(Amounts in thousands, except for number of facilities)

Number of facilities:
Developed in 2013 - 2015	20	20	-	20	20	-
Developed in 2016 and 2017	32	32	-	32	32	-
Developed in 2018 and 2019	29	18	11	18	-	18
Completed Expansions	49	49	-	49	49	-
Expansions in process	11	11	-	11	11	-
	141	130	11	130	112	18

Net rentable square feet (c):
Developed in 2013 - 2015	1,877	1,877	-	1,877	1,877	-
Developed in 2016 and 2017	4,181	4,181	-	4,181	4,181	-
Developed in 2018 and 2019	3,126	1,954	1,172	1,954	-	1,954
Completed Expansions	6,621	4,047	2,574	4,047	3,774	273
Expansions in process	728	748	(20)	748	776	(28)
	16,533	12,807	3,726	12,807	10,608	2,199

	As of December 31, 2019
Costs to develop:
Developed in 2013 - 2015	$188,049
Developed in 2016 and 2017	497,456
Developed in 2018 and 2019	412,574
Completed Expansions (d)	381,940
Expansions in process (e)	-
	$1,480,019

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 16.5 million net rentable square feet at December 31, 2019, including 6.5 million in Texas, 2.4 million in California, 1.7 million in Florida, 1.5 million in Colorado, 0.9 million in Minnesota, 0.7 million in Washington, 0.6 million in North Carolina, 0.4 million in Arizona, 0.3 million each in Georgia and Michigan, and 1.2 million in other states.

(d)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

(e)We have a development pipeline to add 3.1 million net rentable square feet by expanding existing facilities at an aggregate cost of approximately $410.5 million, not including (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.

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

Newly Developed Facilities

The facilities included under “Developed in 2013-2015” were opened in 2013, 2014, and 2015, and we believe they have reached stabilization at December 31, 2019. The annualized yield on cost, based upon the net operating income for 2019 was 10.7%.

The facilities included under “Developed in 2016 and 2017” and “Developed in 2018 and 2019” are not stabilized with respect to occupancy or revenues at December 31, 2019, and we expect continued growth in these facilities throughout 2020 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property such as consumer demand and the level of new and existing supply. Accordingly, the 10.7% yield achieved on the facilities under “Developed in 2013 - 2015” may not be indicative of the yield on cost to be achieved on these facilities.

We have 12 additional newly developed facilities in process, which will have a total of 1.3 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $208.7 million. We expect these facilities to open over the next 18 months.

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

The return profile on the expansion of existing facilities differs from a new facility, due to a lack of land cost, and there can be less cash flow risk because we have more direct knowledge of the local demand for space on the site as compared to a new facility. However, expansions involve the demolition of existing revenue-generating space with the loss of the related revenues during the construction and fill-up period.

The facilities under “completed expansions” represent those facilities where the expansions have been completed at December 31, 2019. We incurred a total of $381.9 million in direct cost to expand these facilities, demolished a total of 1.0 million net rentable square feet of storage space, and built a total of 4.3 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at December 31, 2019. We have a pipeline to add a total of 3.1 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $410.5 million. We have already demolished 0.1 million net rentable square feet of space in connection with our expansion projects, and expect to demolish an additional 0.4 million net rentable square feet.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $54.1 million, $45.9 million and $36.8 million for 2019, 2018, and 2017, respectively. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at December 31, 2019, depreciation of buildings is expected to aggregate approximately $62.1 million in 2020. There will be additional depreciation of new buildings that are developed or expanded in 2020.

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

The Other non-same store facilities have an aggregate of 6.1 million net rentable square feet, including 1.1 million in Texas, 0.8 million in Oklahoma, 0.7 million in California, 0.6 million in each of Florida, Ohio and South Carolina, 0.4 million in each of New York and Washington, 0.3 million in Tennessee, and 0.6 million in other states.

The net operating income for these facilities increased from $53.0 million in 2017 to $56.0 million in 2018 and decreased from $56.0 million in 2018 to $55.4 million in 2019. During 2019, 2018, and 2017, the average occupancy for these facilities totaled 88.8%, 88.1%, and 87.7%, respectively, and the realized rent per occupied square feet totaled $14.20, $14.39, and $14.20, respectively.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $34.1 million, $31.1 million and $29.7 million for 2019, 2018, and 2017, respectively. We expect depreciation for these facilities to in 2020 to approximate the depreciation incurred in 2019.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$131,913	$125,575	$6,338	$125,575	$122,852	$2,723
Merchandise	30,358	31,098	(740)	31,098	33,243	(2,145)
Total revenues	162,271	156,673	5,598	156,673	156,095	578

Cost of Operations:
Tenant reinsurance	26,202	25,646	556	25,646	30,554	(4,908)
Merchandise	18,002	18,345	(343)	18,345	19,791	(1,446)
Total cost of operations	44,204	43,991	213	43,991	50,345	(6,354)

Net operating income
Tenant reinsurance	105,711	99,929	5,782	99,929	92,298	7,631
Merchandise	12,356	12,753	(397)	12,753	13,452	(699)

Total net operating income	$118,067	$112,682	$5,385	$112,682	$105,750	$6,932

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

Tenant reinsurance revenue increased $2.7 million or 2.2% from $122.9 million in 2017 to $125.6 million in 2018, and $6.3 million or 5.0% from $125.6 million in 2018 to $131.9 million in 2019. These increases are due primarily to an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities decreased $0.2 million or 0.2% from $109.3 million in 2017 to $109.1 million in 2018, and increased $2.0 million or 1.8% from $109.1 million in 2018 to $111.1 million in 2019.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses. Claims expenses vary based upon the level of insured tenants, and the level of events affecting claims at particular properties (such as burglary) as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $26.2 million in 2019, $25.6 million in 2018, and $30.6 million in 2017. Amounts for 2017 includes the impact of Hurricanes Harvey and Irma.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in 2020.

Equity in earnings of unconsolidated real estate entities

At December 31, 2019, we have equity investments in PSB and Shurgard which we account for on the equity method and record our pro-rata share of the net income of these entities for each period. The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$54,090	$89,362	$(35,272)	$89,362	$46,544	$42,818
Shurgard	15,457	14,133	1,324	14,133	25,948	(11,815)
Legacy Institutional
Partnership (a)	-	-	-	-	3,163	(3,163)
Total equity in earnings	$69,547	$103,495	$(33,948)	$103,495	$75,655	$27,840

(a)This represents our equity earnings in a legacy institutional partnership. On December 31, 2017, we acquired the 74.25% interest that we did not own in this partnership for $135.5 million. As a result, no further equity earnings will be recorded.

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

At December 31, 2019, PSB wholly-owned approximately 27.6 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB totaled $54.1 million, $89.4 million, and $46.5 million for 2019, 2018, and 2017, respectively. Included in these amounts are i) our equity share of gains on sale of real estate totaling $4.4 million, $37.7 million and $3.1 million for 2019, 2018, and 2017, respectively, and ii) our equity share of preferred redemption charges totaling $4.6 million and $4.5 million for 2019 and 2017, respectively.

Equity in earnings from PSB, excluding the aforementioned real estate gains and preferred redemption charges, increased $2.6 million in 2019 as compared to 2018 and $3.7 million in 2018 as compared to 2017 due primarily to improved property operations. See Note 4 to our December 31, 2019 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly 31.3 million Shurgard common shares. On October 15, 2018, Shurgard completed an initial global offering (the “Offering”), issuing 25.0 million of its common shares to third parties at a price of €23 per share (€575 million in gross proceeds), reducing our ownership interest from 49% to approximately 35%. Following the Offering, Shurgard’s shares trade on Euronext Brussels under the “SHUR” symbol. While we did not sell any shares in the Offering, and have no current plans to do so, we recorded a gain on disposition in 2018 totaling $151.6 million as if we had sold a proportionate share of our investment in Shurgard.

At December 31, 2019, Shurgard owned 234 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our December 31, 2019 financial statements.

Shurgard paid €0.67 per share in dividends to its shareholders during 2019, of which our share totaled $23.1 million. During 2018, Shurgard paid a cash dividend totaling $296.7 million to its shareholders at the time, of which our 49% equity share was $145.4 million.

In 2019, 2018, and 2017, Shurgard acquired three facilities, eight facilities, and one facility, respectively, for an aggregate cost of $17.6 million, $114.5 million, and $15.5 million, respectively. In each of 2019, 2018, and 2017, Shurgard opened two newly developed facilities at an aggregate cost totaling $22.2 million, $19.6 million, and $28.8 million, respectively.

Our equity in earnings from Shurgard totaled $15.5 million, $14.1 million, and $25.9 million for 2019, 2018, and 2017, respectively. The increase of $1.4 million from 2018 to 2019 is due to (i) a $10.1 million decrease in our equity share of depreciation expense, (ii) a $5.2 million decrease in our equity share of costs due to a casualty loss occurring in 2018 and the costs of the Offering, offset partially by (iii) a reduced average equity ownership interest during 2019 due to the Offering as well as approximately $220 million in uninvested offering proceeds at December 31, 2019, and (iv) a 5.2% reduction in average exchange rates of the U.S. Dollar to the Euro. The $11.8 million decrease in 2018 as compared to 2017 is due primarily to a $6.9 million increase in our equity share of depreciation expense as well as the aforementioned casualty loss in 2018 and costs of the Offering.

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

Shurgard’s public filings and publicly reported information can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.122 U.S. Dollars per Euro at December 31, 2019 (1.144 at December 31, 2018), and average exchange rates of 1.120 for 2019, 1.181 for 2018, and 1.129 for 2017.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
	(Amounts in thousands)

Share-based compensation expense	$26,612	$71,031	$(44,419)	$71,031	$37,548	$33,483
Costs of senior executives	2,309	4,822	(2,513)	4,822	5,872	(1,050)
Development and acquisition costs	6,850	5,441	1,409	5,441	8,193	(2,752)
Tax compliance costs and taxes paid	5,081	5,438	(357)	5,438	4,795	643
Legal costs	7,692	8,234	(542)	8,234	6,995	1,239
Public company costs	5,007	4,712	295	4,712	4,145	567
Other costs	18,432	19,042	(610)	19,042	15,334	3,708
Total	$71,983	$118,720	$(46,737)	$118,720	$82,882	$35,838

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant.

In February 2018, we announced that our CEO and CFO at the time were retiring from their executive roles at the end of 2018 and would serve only as Trustees of the Company. Accordingly, all remaining share-based compensation expense for these two executives was amortized through the end of 2018, resulting in approximately $30.7 million in incremental share-based compensation expense for 2018. The remaining decreases in 2019 are due primarily to reductions in ongoing share-based compensation awards. See Note 10 to our December 31, 2019 financial statements for further information on our share-based compensation.

In early 2020, our share-based compensation plans were revised to allow vesting (“Retirement Vesting”), rather than forfeiture, of all unvested share-based grants upon termination of service, for employees that meet certain requirements, such as minimum age, minimum years of service, notice, and who cooperate as needed in a transition plan. This change is expected to increase share-based compensation expense in 2020, due primarily to accelerated amortization of share-based grants that are expected to be eligible for Retirement Vesting at an earlier date than the original vesting date.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $12.0 million, $12.2 million, and $9.4 million for 2019, 2018, and 2017, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. Development and acquisition costs are expected to remain stable in 2020.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, the level of which depend upon corporate activities and initiatives and, as a result, such costs are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Excluding amounts attributable to the aggregate of our commercial operations and property management operations totaling $10.7 million, $11.8 million, and $10.9 million in 2019, 2018, and 2017, respectively, interest and other income increased in 2019 due primarily to increased levels of uninvested cash balances and increased in 2018 due primarily to increased average interest rates. We do not expect any significant changes in income from commercial and property management operations in 2020. The level of other interest and income items in 2020 will be dependent upon the level of cash balances we retain, interest rates, and the level of sundry other income items.

Interest expense: For 2019, 2018 and 2017, we incurred $49.6 million, $37.3 million, and $17.1 million, respectively, of interest on our outstanding debt. In determining interest expense, these amounts were offset by capitalized interest of $3.9 million, $4.8 million and $4.4 million during 2019, 2018, and 2017, respectively, associated with our development activities. The increase in 2019, 2018, and 2017 is due to the issuance of debt. At December 31, 2019, we had $1.9 billion of debt outstanding, with an average interest rate of approximately 2.9%. On January 24, 2020, we issued, in a public offering, €500 million ($551.6 million) aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on January 24, 2032.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): For 2019, we recorded a foreign currency translation gain of $7.8 million representing the change in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (gain of $18.1 million and loss of $50.0 million for 2018 and 2017, respectively). The Euro was translated at exchange rates of approximately 1.122 U.S. Dollars per Euro at December 31, 2019, 1.144 at December 31, 2018 and 1.198 at December 31, 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding (which includes our aforementioned January 24, 2020 public offering of €500 million of senior notes).

Casualty Loss: During 2017, we incurred a $7.8 million casualty loss with respect to damage to several of our facilities caused by Hurricanes Harvey and Irma.

Gain on Real Estate Investment Sales: In 2019, 2018 and 2017, we recorded gains on real estate investment sales totaling $0.3 million, $37.9 million and $1.4 million, respectively. On October 18, 2018, we sold our property in West London to Shurgard for $42.1 million and recorded a related gain on sale of real estate of approximately $31.5 million. The remainder of the gains are primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Gain due to Shurgard Public Offering: In connection with Shurgard’s Offering of its common shares to the public, our equity interest in Shurgard decreased from 49% to 35.2%. While we did not sell any of our shares in the Offering, we recorded a gain on disposition in 2018 of $151.6 million, as if we had sold a proportionate share of our investment in Shurgard.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions totaled $210.2 million, $216.3 million, and $236.5 million in 2019, 2018, and 2017, respectively. These decreases are due primarily to lower average coupon rates due to redemptions of preferred shares with the proceeds from the issuance of new series with lower market coupon rates. We also allocated $32.7 million and $29.3 million of income from our common shareholders to the holders of our preferred shares in 2019 and 2017, respectively, (none in 2018) in connection with the redemption of our preferred shares. Based upon our preferred shares outstanding at December 31, 2019, our quarterly distribution to our preferred shareholders is expected to be approximately $52.0 million.

Liquidity and Capital Resources

While being a REIT allows us to minimize the payment of federal income tax expense, we are required to distribute 100% of our taxable income to our shareholders. This requirements limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth.

Because raising capital is important to our growth, we endeavor to maintain a strong financial profile characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s. Our senior debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s. Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital.

While we must distribute our taxable income, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. In recent years, we have retained approximately $200 million to $300 million per year in cash flow.

Capital needs in excess of retained cash flow are met with: (i) preferred equity, (ii) medium and long-term debt, and (iii) common equity. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants. We view our line of credit, as well as short-term bank loans, as bridge financing.

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of December 31, 2019 and February 25, 2020, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.9 million of outstanding letters of credit which limits our borrowing capacity to $484.1 million. Our line of credit matures on April 19, 2024.

Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.

As of December 31, 2019, we expect capital resources over the next year of approximately $1.7 billion, which exceeds our currently identified capital needs of approximately $722.6 million. Our expected capital resources include: (i) $409.7 million of cash as of December 31, 2019, (ii) $484.1 million of available borrowing capacity on our revolving line of credit, (iii) $545.2 million in net proceeds from the public issuance of senior Euro-denominated notes, and (iv) approximately $200 million to $250 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $245.3 million in property acquisitions currently under contract and $477.3 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities such as a potential acquisition of National Storage REIT described in Note 15, “Subsequent Events” to our December 31, 2019 financial statements; however, there can be no assurance of any such activities transpiring in the near or longer term.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of December 31, 2019, the principal outstanding on our debt totaled approximately $1.9 billion, consisting of $27.3 million of secured debt, $383.6 million of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

2020	$2,015
2021	1,871
2022	502,584
2023	19,219
2024	112,280
Thereafter	1,272,895
$1,910,864

On January 24, 2020, we completed a public offering of €500 million ($551.6 million) aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on January 24, 2032.

The remaining maturities on our debt over at the next two years are nominal. Our debt is well-laddered, with material debt maturities at least 18 months apart, which moderates refinancing risk.

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

Capital expenditures totaled $192.5 million in 2019, and are expected to approximate $250 million in 2020. Our capital expenditures for 2019, and estimated capital expenditures for 2020 are expected to include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives. Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office and customer zone configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes. Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs. The $250 million in capital expenditures expected for 2020, as well as the $192.5 million incurred in 2019, represent a substantial increase from the amounts incurred of $139.4 million, $124.8 million and $86.0 million in 2018, 2017, and 2016, respectively. We expect continued elevated capital expenditures beyond 2020; however, the level and persistence of this elevation is uncertain at this time.

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

On February 21, 2020, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of March 2020. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2019, to be approximately $208.0 million per year.

We estimate we will pay approximately $6.0 million per year in distributions to noncontrolling interests outstanding at December 31, 2019.

Real Estate Investment Activities: Subsequent to December 31, 2019, we acquired or were under contract to acquire (subject to customary closing conditions) 14 self-storage facilities for $245.3 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2019 we had development and expansion projects at a total cost of approximately $619.2 million. Costs incurred through December 31, 2019 were $141.9 million, with the remaining cost to complete of $477.3 million expected to be incurred primarily in the next 18 months. Some of these projects are subject to significant contingencies such as entitlement approval. We expect to continue to seek additional projects; however, the level of future development and redevelopment may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 25, 2020, we have the following series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million). See Note 8 to our December 31, 2019 financial statements for the redemption dates of our other series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2019, we did not repurchase any of our common shares. From the inception of the repurchase program through February 25, 2020, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2019 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter

Interest and principal payments
on debt (1)	$2,265,819	$55,085	$54,839	$552,002	$59,724	$150,874	$1,393,295

Leases and other commitments (2)	77,210	4,290	4,336	3,737	3,515	3,527	57,805

Construction commitments (3)	77,168	69,648	7,520	-	-	-	-

Total	$2,420,197	$129,023	$66,695	$555,739	$63,239	$154,401	$1,451,100

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at December 31, 2019. See Note 6 to our December 31, 2019 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at December 31, 2019.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2019 to be approximately $208.0 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At December 31, 2019, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $1.9 billion and represents 21.0% of the book value of our equity at December 31, 2019.

We have foreign currency exposure at December 31, 2019 related to (i) our investment in Shurgard, with a book value of $339.9 million and (ii) €342.0 million ($383.6 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at December 31, 2019 is approximately $2.0 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.9% at December 31, 2019. See Note 6 to our December 31, 2019 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2020	2021	2022	2023	2024	Thereafter	Total

Fixed rate debt	$2,015	$1,871	$502,584	$19,219	$112,280	$1,272,895	$1,910,864

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Public Storage
Opinion on Internal Control over Financial Reporting

We have audited Public Storage’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2020

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Joseph D. Russell, Jr., age 60, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019, and as a director of PS Business Parks, Inc. since August 2003.

H. Thomas Boyle, age 37, has served as Chief Financial Officer since January 1, 2019, and was previously Vice President and Chief Financial Officer, Operations since joining the Company in November 2016. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets.

Nathaniel A. Vitan, age 46, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019, and was Vice President and Chief Counsel–Litigation and Operations since joining the Company in June 2016. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services, Inc. and served as a Trial Practice and Appellate Litigation Attorney at Latham & Watkins LLP.

Natalia Johnson, age 42, has served as Senior Vice President, Chief Human Resources Officer since April 25, 2018 and was previously Senior Vice President of Human Resources since joining the Company in July 2016. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business and worked for Coca-Cola Andina and San Cristόbal Insurance.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2019 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	2,958,817 (b)	$204.53 (d)	1,110,375

Equity compensation plans not approved by security holders (c)	-	-	-

a)The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2019 financial statements. All plans were approved by the Company’s shareholders.

b)Includes 619,150 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

c)There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2019.

d)Represents the average exercise price of 2,339,667 stock options outstanding at December 31, 2019. We also have 619,150 restricted share units outstanding at December 31, 2019 that vest for no consideration.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

3.4

Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated January 7, 2013 and incorporated by reference herein.

3.5	Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated March 4, 2013 and incorporated by reference herein.

3.6

Articles Supplementary for Public Storage 5.400% Cumulative Preferred Shares, Series B. Filed with the Registrant’s Current Report on Form 8-K dated January 12, 2016 and incorporated by reference herein.

3.7	Articles Supplementary for Public Storage 5.125% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated May 10, 2016 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 4.950% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated July 13, 2016 and incorporated by reference herein.

3.9

Articles Supplementary for Public Storage 4.900% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2016 and incorporated by reference herein.

3.10	Articles Supplementary for Public Storage 5.150% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated May 23, 2017 and incorporated by reference herein.

3.11	Articles Supplementary for Public Storage 5.050% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated July 31, 2017 and incorporated by reference herein.

3.12

Articles Supplementary for Public Storage 5.600% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated February 28, 2019 and incorporated by reference herein.

3.13

Articles Supplementary for Public Storage 4.875% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated September 5, 2019 and incorporated by reference herein.

3.14

Articles Supplementary for Public Storage 4.700% Cumulative Preferred Shares, Series J. Filed with the Registrant’s Current Report on Form 8-K dated November 5, 2019 and incorporated by reference herein.

3.15

Articles Supplementary for Public Storage 4.750% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated December 11, 2019 and incorporated by reference herein.

4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed herewith.
10.1

Agreement of Limited Partnership of PS Business Parks, L.P. Filed with PS Business Parks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.2

Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L.P. (March 12, 1999). Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.3

Second Amended and Restated Credit Agreement, dated April 19, 2019, by and among Public Storage, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporation, as joint lead arrangers and as joint bookrunners, Bank of America, N.A., as syndication agent, and Citibank, N.A., as documentation agent. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2019 and incorporated herein by reference.

10.4*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.5*

Form of 2007 Plan Restricted Stock Unit Agreement – deferral of receipt of shares. Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.6*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.7*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.8*	Form of 2016 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.9*

Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.10*	Form of 2016 Plan Non-Qualified Stock Option Agreement. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.11*

Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.12	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.13

Term Loan Agreement, by and among Public Storage, Wells Fargo Securities, LLC as Lead Arranger and Wells Fargo National Bank N.A. as Administrative Agent, dated as of December 2, 2013. Filed with Registrant’s Current Report on Form 8-K dated December 2, 2013 and incorporated herein by reference.

10.14*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.15*	Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2016 Proxy Statement dated March 16, 2016 and incorporated herein by reference.

10.16

Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto. Filed with Registrant’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.17

Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto. Filed with Registrant’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

10.18

Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

10.19

First Supplemental Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2022 Notes and the form of Global Note representing the 2027 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

10.20

Second Supplemental Indenture, dated as of April 12, 2019, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2029 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 12, 2019 and incorporated herein by reference.

10.21

Third Supplemental Indenture, dated as of January 24, 2020, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 24, 2020 and incorporated herein by reference.

10.22

Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (SEC File No. 001-33519) and incorporated herein by reference.

10.23*	Form of 2016 Plan Restricted Stock Unit Agreement (2018). Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.24*

Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares (2018). Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.25*

Form of 2016 Plan Non-Qualified Stock Option Agreement (2018). Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.26*

Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement (2018). Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.27*

Form of 2016 Plan Trustee Deferred Stock Unit Agreement (2018). Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.28*

Form of 2016 Plan Executive Restricted Stock Unit Agreement (2018). Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

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

4
PUBLIC STORAGE

Date: February 25, 2020	By:/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 25, 2020
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial Officer (principal financial officer)	February 25, 2020
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 25, 2020
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 25, 2020
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 25, 2020
Uri P. Harkham

/s/ Leslie Stone Heisz	Trustee	February 25, 2020
Leslie Stone Heisz

/s/ B. Wayne Hughes, Jr.	Trustee	February 25, 2020
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 25, 2020
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 25, 2020
Gary E. Pruitt

Signature	Title	Date

/s/ John Reyes	Trustee	February 25, 2020
John Reyes

/s/ Tariq M. Shaukat	Trustee	February 25, 2020
Tariq M. Shaukat

/s/ Ronald P. Spogli	Trustee	February 25, 2020
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 25, 2020
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Balance sheets as of December 31, 2019 and 2018	F-3

For the years ended December 31, 2019, 2018 and 2017:

Statements of income	F-4

Statements of comprehensive income	F-5

Statements of equity	F-6 – F-7

Statements of cash flows	F-8 – F-9

Notes to financial statements	F-10 – F-32

Schedule:

III – Real estate and accumulated depreciation	F-33 – F-35

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Public Storage

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation
Description of the Matter

For the year ended December 31, 2019, the Company completed the acquisition of 44 real estate facilities for a total purchase price of $429.8 million. As further discussed in Notes 2 and 3 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed.

Auditing the accounting for the Company’s 2019 acquisitions of real estate facilities was subjective because the Company must exercise a high level of management judgment in determining the fair value of acquired land and the replacement cost of acquired facilities. Determining the fair value of acquired land was difficult due to the lack of available directly comparable land market information. The replacement costs of the acquired facilities were calculated by estimating the cost of building similar facilities in comparable markets and adjusting those costs for the age, quality, and configuration associated with the acquired facilities. Determining the replacement cost was difficult due to the judgment utilized by management in determining the adjustments that should be applied to each facility.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired real estate facilities, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and building assets, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.

For the 2019 acquisitions of real estate facilities described above, our procedures included, but were not limited to, evaluating the sensitivity of changes in significant assumptions on the purchase price allocation. For example, we compared the allocated land and building values to the historical results of self-storage properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land and building values. For certain of these asset acquisitions, we also read the purchase agreements, evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition, evaluated the methods and significant assumptions used by the Company, and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and replacement cost assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1980.

Los Angeles, California

February 25, 2020

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS

Cash and equivalents	$409,743	$361,218
Real estate facilities, at cost:
Land	4,186,873	4,047,982
Buildings	12,102,273	11,248,862
	16,289,146	15,296,844
Accumulated depreciation	(6,623,475)	(6,140,072)
	9,665,671	9,156,772
Construction in process	141,934	285,339
	9,807,605	9,442,111

Investments in unconsolidated real estate entities	767,816	783,988
Goodwill and other intangible assets, net	205,936	209,856
Other assets	174,344	131,097
Total assets	$11,365,444	$10,928,270

LIABILITIES AND EQUITY

Notes payable	$1,902,493	$1,412,283
Accrued and other liabilities	383,284	371,259
Total liabilities	2,285,777	1,783,542

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
162,600 shares issued (in series) and outstanding, (161,000 at
December 31, 2018), at liquidation preference	4,065,000	4,025,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,418,615 shares issued and outstanding (174,130,881 shares at
December 31, 2018)	17,442	17,413
Paid-in capital	5,710,934	5,718,485
Accumulated deficit	(665,575)	(577,360)
Accumulated other comprehensive loss	(64,890)	(64,060)
Total Public Storage shareholders’ equity	9,062,911	9,119,478
Noncontrolling interests	16,756	25,250
Total equity	9,079,667	9,144,728
Total liabilities and equity	$11,365,444	$10,928,270

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017

Revenues:
Self-storage facilities	$2,684,552	$2,597,607	$2,512,433
Ancillary operations	162,271	156,673	156,095
	2,846,823	2,754,280	2,668,528

Expenses:
Self-storage cost of operations	752,579	695,731	657,633
Ancillary cost of operations	44,204	43,991	50,345
Depreciation and amortization	512,918	483,646	454,526
General and administrative	71,983	118,720	82,882
Interest expense	45,641	32,542	12,690
	1,427,325	1,374,630	1,258,076

Other increase (decrease) to net income:
Interest and other income	28,436	26,442	18,771
Equity in earnings of unconsolidated real estate entities	69,547	103,495	75,655
Foreign currency exchange gain (loss)	7,829	18,117	(50,045)
Casualty loss	-	-	(7,789)
Gain on sale of real estate	341	37,903	1,421
Gain due to Shurgard public offering	-	151,616	-
Net income	1,525,651	1,717,223	1,448,465
Allocation to noncontrolling interests	(5,117)	(6,192)	(6,248)
Net income allocable to Public Storage shareholders	1,520,534	1,711,031	1,442,217
Allocation of net income to:
Preferred shareholders - distributions	(210,179)	(216,316)	(236,535)
Preferred shareholders - redemptions (Note 8)	(32,693)	-	(29,330)
Restricted share units	(4,895)	(5,815)	(4,743)
Net income allocable to common shareholders	$1,272,767	$1,488,900	$1,171,609
Net income per common share:
Basic	$7.30	$8.56	$6.75
Diluted	$7.29	$8.54	$6.73

Basic weighted average common shares outstanding	174,287	173,969	173,613
Diluted weighted average common shares outstanding	174,530	174,297	174,151

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017

Net income	$1,525,651	$1,717,223	$1,448,465
Other comprehensive income (loss):
Aggregate foreign currency exchange gain (loss)	6,999	1,914	(30,003)
Adjust for foreign currency exchange loss reflected
in gain on sale of real estate and gain on Shurgard
public offering	-	27,207	-
Adjust for aggregate foreign currency exchange
(gain) loss included in net income	(7,829)	(18,117)	50,045
Other comprehensive (loss) income	(830)	11,004	20,042
Total comprehensive income	1,524,821	1,728,227	1,468,507
Allocation to noncontrolling interests	(5,117)	(6,192)	(6,248)
Comprehensive income allocable to
Public Storage shareholders	$1,519,704	$1,722,035	$1,462,259

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2016	$4,367,500	$17,329	$5,609,768	$(487,581)	$(95,106)	$9,411,910	$29,744	$9,441,654
Issuance of 23,200 preferred shares (Note 8)	580,000	-	(18,823)	-	-	561,177	-	561,177
Redemption of 36,900 preferred shares (Note 8)	(922,500)	-	-	-	-	(922,500)	-	(922,500)
Issuance of common shares in connection with
share-based compensation (564,583 shares) (Note 10)	-	56	42,444	-	-	42,500	-	42,500
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	22,711	-	-	22,711	-	22,711
Acquisition of noncontrolling interests	-	-	(7,701)	-	-	(7,701)	(6,724)	(14,425)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,484	2,484
Net income	-	-	-	1,448,465	-	1,448,465	-	1,448,465
Net income allocated to noncontrolling interests	-	-	-	(6,248)	-	(6,248)	6,248	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(236,535)	-	(236,535)	-	(236,535)
Noncontrolling interests	-	-	-	-	-	-	(7,392)	(7,392)
Common shareholders and restricted share
unitholders ($8.00 per share)	-	-	-	(1,393,812)	-	(1,393,812)	-	(1,393,812)
Other comprehensive income (Note 2)	-	-	-	-	20,042	20,042	-	20,042
Balances at December 31, 2017	$4,025,000	$17,385	$5,648,399	$(675,711)	$(75,064)	$8,940,009	$24,360	$8,964,369
Issuance of common shares in connection with
share-based compensation (277,511 shares) (Note 10)	-	28	12,497	-	-	12,525	-	12,525
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	57,589	-	-	57,589	-	57,589
Contributions by noncontrolling interests	-	-	-	-	-	-	1,720	1,720
Net income	-	-	-	1,717,223	-	1,717,223	-	1,717,223
Net income allocated to noncontrolling interests	-	-	-	(6,192)	-	(6,192)	6,192	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(216,316)	-	(216,316)	-	(216,316)
Noncontrolling interests	-	-	-	-	-	-	(7,022)	(7,022)
Common shareholders and restricted share
unitholders ($8.00 per share)	-	-	-	(1,396,364)	-	(1,396,364)	-	(1,396,364)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Other comprehensive income (Note 2)	-	-	-	-	11,004	11,004	-	11,004
Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 43,600 preferred shares (Note 8)	1,090,000	-	(30,844)	-	-	1,059,156	-	1,059,156
Redemption of 42,000 preferred shares (Note 8)	(1,050,000)	-	-	-	-	(1,050,000)	-	(1,050,000)
Issuance of common shares in connection with
share-based compensation (287,734 shares) (Note 10)	-	29	33,535	-	-	33,564	-	33,564
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	13,671	-	-	13,671	-	13,671
Acquisition of noncontrolling interests	-	-	(23,913)	-	-	(23,913)	(11,087)	(35,000)
Contributions by noncontrolling interests	-	-	-	-	-	-	4,148	4,148
Net income	-	-	-	1,525,651	-	1,525,651	-	1,525,651
Net income allocated to noncontrolling interests	-	-	-	(5,117)	-	(5,117)	5,117	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(210,179)	-	(210,179)	-	(210,179)
Noncontrolling interests	-	-	-	-	-	-	(6,672)	(6,672)
Common shareholders and restricted share
unitholders ($8.00 per share)	-	-	-	(1,398,570)	-	(1,398,570)	-	(1,398,570)
Other comprehensive loss (Note 2)	-	-	-	-	(830)	(830)	-	(830)
Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended December 31,
2019		2018	2017
Cash flows from operating activities:
Net income	$1,525,651	$1,717,223	$1,448,465
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain due to Shurgard public offering	-	(151,616)	-
Gain on real estate investment sales	(341)	(37,903)	(1,421)
Assets damaged due to hurricanes	-	-	3,286
Depreciation and amortization	512,918	483,646	454,526
Equity in earnings of unconsolidated real estate entities	(69,547)	(103,495)	(75,655)
Distributions from retained earnings of unconsolidated
real estate entities	73,259	109,754	53,749
Foreign currency exchange (gain) loss	(7,829)	(18,117)	50,045
Share-based compensation expense	25,833	69,936	37,548
Other	7,699	(5,791)	2,346
Total adjustments	541,992	346,414	524,424
Net cash flows from operating activities	2,067,643	2,063,637	1,972,889
Cash flows from investing activities:
Payments for capital expenditures to maintain real estate facilities for:
Costs incurred during the period	(175,981)	(127,966)	(111,631)
Costs incurred in previous periods	(11,331)	(13,005)	(8,964)
Payments for development and expansion of real estate facilities for:
Costs incurred during the period	(203,331)	(281,240)	(289,238)
Costs incurred in previous periods	(81,351)	(58,792)	(48,055)
Acquisition of real estate facilities and intangible assets	(437,758)	(181,020)	(285,279)
Distributions in excess of retained earnings from
unconsolidated real estate entities	11,630	91,927	-
Proceeds from sale of real estate investments	762	54,184	6,103
Net cash flows used in investing activities	(897,360)	(515,912)	(737,064)
Cash flows from financing activities:
Repayments on notes payable	(1,920)	(1,784)	(1,701)
Issuance of notes payable, net of issuance costs	496,900	-	992,077
Issuance of preferred shares	1,059,156	-	561,177
Issuance of common shares	33,564	12,525	42,500
Redemption of preferred shares	(1,050,000)	-	(922,500)
Cash paid upon vesting of restricted share units	(12,162)	(12,347)	(14,092)
Acquisition of noncontrolling interests	(35,000)	-	(14,425)
Contributions by noncontrolling interests	4,148	1,720	2,484
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(1,608,749)	(1,612,680)	(1,630,347)
Distributions paid to noncontrolling interests	(6,672)	(7,022)	(7,392)
Net cash flows used in financing activities	(1,120,735)	(1,619,588)	(992,219)
Net cash flows from operating, investing, and financing activities	49,548	(71,863)	243,606
Net effect of foreign exchange translation	(13)	(171)	(126)
Increase (decrease) in cash and equivalents, including restricted cash	$49,535	$(72,034)	$243,480

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended December 31,
2019		2018	2017

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$361,218	$433,376	$183,688
Restricted cash included in other assets	22,801	22,677	28,885
	$384,019	$456,053	$212,573

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$409,743	$361,218	$433,376
Restricted cash included in other assets	23,811	22,801	22,677
	$433,554	$384,019	$456,053

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(16,558)	$(11,431)	$(13,149)
Construction or expansion of real estate facilities	(32,356)	(81,157)	(60,474)
Accrued and other liabilities	48,914	92,588	73,623

Real estate acquired in exchange for assumption of notes payable	(1,817)	-	-
Notes payable assumed in connection with acquisition of real estate	1,817	-	-

Reclassification of existing investment to real estate in connection with property acquisition (Note 3):
Real estate facilities	-	-	(6,310)
Investments in unconsolidated real estate entities	-	-	6,310

Other disclosures:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$-	$203	$(659)
Investments in unconsolidated real estate entities	830	15,997	(19,370)
Notes payable	(7,842)	(18,285)	49,906
Accumulated other comprehensive gain (loss)	6,999	1,914	(30,003)
See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

At December 31, 2019, we have direct and indirect equity interests in 2,483 self-storage facilities (with approximately 169 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”) a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 234 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an aggregate approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27.6 million aggregate net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

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

Certain amounts previously reported in our December 31, 2018 and 2017 financial statements have been reclassified to conform to the December 31, 2019 presentation, including separate presentation on our Statements of Cash Flows of our cash payments for real estate investments between cash paid for amounts incurred during the current period and amounts incurred during previous periods.

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

December 31, 2019

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

Collectively, at December 31, 2019, the Company and the Subsidiaries own 2,483 self-storage facilities and four commercial facilities in the U.S. At December 31, 2019, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2019, we had no tax benefits that were not recognized.

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

December 31, 2019

a controlling interest following the sale, we record a noncontrolling interest for the book value of the partial interest sold, and recognize additional paid-in capital for the difference between the consideration received and the partial interest at book value.

Other Assets

Other assets primarily consist of rents receivable from our tenants, prepaid expenses, restricted cash and right-to-use assets (Note 12).

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, property tax accruals, accrued payroll, accrued tenant reinsurance losses, lease liabilities (Note 12), and contingent loss accruals when probable and estimable. We believe the fair value of our accrued and other liabilities approximates book value, due primarily to the short period until repayment. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

At December 31, 2019, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name and acquired customers in place.

Goodwill totaled $174.6 million at December 31, 2019 and 2018. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2019 and 2018. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of acquired customers in place and are amortized relative to the benefit of the customers in place to each period. At December 31, 2019, these intangibles had a net book value of $12.5 million ($16.5 million at December 31, 2018). Accumulated amortization totaled $27.5 million at December 31, 2019 ($29.6 million at December 31, 2018), and amortization expense of $16.8 million, $16.6 million and $15.0 million was recorded in 2019, 2018 and 2017, respectively. The estimated future amortization expense for our finite-lived intangible assets at December 31, 2019 is approximately $10.8 million in 2020, $1.3 million in 2021 and $0.4 million thereafter. During 2019, 2018 and 2017, intangibles increased $18.5 million, $11.6 million and $17.2 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).

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

December 31, 2019

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.122 U.S. Dollars per Euro at December 31, 2019 (1.144 at December 31, 2018), and average exchange rates of 1.120, 1.181 and 1.129 for the years ended December 31, 2019, 2018 and 2017, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders presented on the face of our income statement, divided by (i) in the case of basic net income per common share, weighted average common shares, and (ii) in the case of diluted income per common share,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

weighted average common shares adjusted for the impact, if dilutive, of stock options outstanding (Note 10). The following table reconciles from basic to diluted common shares outstanding (amounts in thousands):

	For the Years Ended December 31,
	2019	2018	2017

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,287	173,969	173,613
Net effect of dilutive stock options -
based on treasury stock method	243	328	538
Diluted weighted average common
shares outstanding	174,530	174,297	174,151

3.Real Estate Facilities

Activity in real estate facilities during 2019, 2018 and 2017 is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$15,296,844	$14,665,989	$13,963,229
Costs incurred for capital expenditures to maintain
real estate facilities	192,539	139,397	124,780
Acquisitions	421,097	169,436	274,115
Dispositions	(426)	(25,633)	(1,092)
Hurricane damage	-	-	(8,226)
Developed or expanded facilities opened for operation	379,092	348,270	311,559
Impact of foreign exchange rate changes	-	(615)	1,624
Ending balance	16,289,146	15,296,844	14,665,989
Accumulated depreciation:
Beginning balance	(6,140,072)	(5,700,331)	(5,270,963)
Depreciation expense	(483,408)	(457,029)	(433,466)
Dispositions	5	16,876	123
Hurricane damage	-	-	4,940
Impact of foreign exchange rate changes	-	412	(965)
Ending balance	(6,623,475)	(6,140,072)	(5,700,331)
Construction in process:
Beginning balance	285,339	264,441	230,310
Costs incurred for development and expansion
of real estate facilities	235,687	362,397	349,712
Developed or expanded facilities opened for operation	(379,092)	(348,270)	(311,559)
Dispositions	-	(2,698)	(4,022)
Transfer from other assets	-	9,469	-
Ending balance	141,934	285,339	264,441
Total real estate facilities at December 31,	$9,807,605	$9,442,111	$9,230,099

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

During 2019, we acquired 44 self-storage facilities and one commercial facility (3,133,000 net rentable square feet of storage space and 46,000 net rentable square feet of commercial space), for a total cost of $439.6 million, consisting of $437.8 million in cash and the assumption of $1.8 million in mortgage notes. Approximately $18.5 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $379.1 million during 2019, adding 3.7 million net rentable square feet of self-storage space. Construction in process at December 31, 2019 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During 2019, we paid a total of $284.7 million with respect to the development and expansion of real estate facilities, including $81.4 million to repay amounts accrued at December 31, 2018. Of the $235.7 million in costs incurred during 2019, $32.4 million remains unpaid at December 31, 2019.

During 2019, we paid a total of $187.3 million with respect to capital expenditures to maintain real estate facilities, including $11.3 million to repay amounts accrued at December 31, 2018. Of the $192.5 million in costs incurred during 2019, $16.6 million remains unpaid at December 31, 2019.

During 2018, we acquired 25 self-storage facilities (1.6 million net rentable square feet), for a total cost of $181.0 million in cash, of which $11.6 million was allocated to intangible assets. We completed development and redevelopment activities costing $348.3 million during 2018, adding 3.0 million net rentable square feet of self-storage space. Construction in process at December 31, 2018 consists of projects to develop new self-storage facilities and redevelop existing self-storage facilities. On October 18, 2018, we sold our property in West London to Shurgard for $42.1 million and recorded a related gain on sale of real estate of approximately $31.5 million. This gain was net of the recognition of a cumulative other comprehensive loss totaling $4.8 million with respect to foreign currency translation. On October 25, 2018, we sold a commercial facility for $8.7 million and recorded a related gain on sale of real estate of approximately $4.6 million. During 2018, we also sold portions of real estate facilities in connection with eminent domain proceedings for $3.4 million in cash proceeds and recorded a related gain on sale of real estate of approximately $1.8 million. During 2018, we also transferred $9.5 million of accumulated construction costs from other assets to construction in process.

During 2018, we paid a total of $340.0 million with respect to the development and expansion of real estate facilities, including $58.8 million to repay amounts accrued at December 31, 2017. Of the $362.4 million in costs incurred during 2018, $81.2 million remained unpaid at December 31, 2018.

During 2018, we paid a total of $141.0 million with respect to capital expenditures to maintain real estate facilities, including $13.0 million to repay amounts accrued at December 31, 2017. Of the $139.4 million in costs incurred during 2018, $11.4 million remained unpaid at December 31, 2018.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

During 2017, we paid a total of $337.3 million with respect to the development and expansion of real estate facilities, including $48.1 million to repay amounts accrued at December 31, 2016. Of the $349.7 million in costs incurred during 2017, $60.5 million remained unpaid at December 31, 2017.

During 2017, we paid a total of $120.6 million with respect to capital expenditures to maintain real estate facilities, including $9.0 million to repay amounts accrued at December 31, 2016. Of the $124.8 million in costs incurred during 2017, $13.1 million remained unpaid at December 31, 2017.

At December 31, 2019, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $10.6 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate		Equity in Earnings of Unconsolidated Real Estate
	Entities at December 31,		Entities for the Year Ended December 31,
	2019	2018	2019	2018	2017

PSB	$427,875	$434,533	$54,090	$89,362	$46,544
Shurgard	339,941	349,455	15,457	14,133	25,948
Other Investments	-	-	-	-	3,163
Total	$767,816	$783,988	$69,547	$103,495	$75,655

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an aggregate approximately 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at December 31, 2019 ($164.87 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.4 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During 2019, 2018, and 2017, we received cash distributions from PSB totaling $60.7 million, $55.0 million, and $49.2 million, respectively.

At December 31, 2019, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $4.2 million ($7.4 million at December 31, 2018). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $3.2 million, $1.8 million, and $1.3 million during 2019, 2018, and 2017, respectively.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares. On October 15, 2018, Shurgard completed an initial global offering (the “Offering”), issuing 25.0 million of its common shares to third parties at a price of €23 per share, reducing our ownership interest to approximately 35%. Following the Offering, Shurgard’s shares trade on Euronext Brussels under the “SHUR” symbol. We recorded a “Gain due to Shurgard public offering” of $151.6 million, as if we had sold a proportionate share of our investment in Shurgard. The gain resulted in a $174.0 million increase in our investment in Shurgard and a $22.4 million reduction in other comprehensive loss with respect to cumulative foreign currency translation losses for Shurgard.

Based upon the closing price at December 31, 2019 (€34.00 per share of SHUR common stock, at 1.122 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.2 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $1.0 million, $1.3 million, and $1.3 million for 2019, 2018 and 2017, respectively, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. The remaining license fees we receive from Shurgard are classified as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from retained earnings of unconsolidated real estate entities” to the extent of our cumulative earnings, with any excess classified as “distributions in excess of retained earnings from unconsolidated real estate entities.” Shurgard paid €0.67 per share in dividends to its shareholders during 2019, of which our share totaled $23.1 million. During 2018, Shurgard paid a cash dividend to its shareholders at the time, of which our equity share was $145.4 million.

Changes in foreign currency exchange rates decreased our investment in Shurgard by approximately $0.8 million and $16.0 million in 2019 and 2018, respectively, and increased it by approximately $19.4 million in 2017.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

Other Investments

On December 31, 2017, we acquired the remaining 74.25% equity interest we did not own in a legacy institutional partnership (the “Other Investments”) for $135.5 million, in cash, and began to consolidate the 12 self-storage facilities owned by the Other Investments.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which was amended on April 19, 2019 to (i) extend the maturity date from March 31, 2020 to April 19, 2024, (ii) decrease the current effective borrowing spread over LIBOR from 0.850% to 0.70%, and (iii) decrease the current effective facility fee from 0.080% to 0.070%. All other terms remained substantially the same. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.70% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.70% at December 31, 2019). We are also required to pay a quarterly facility fee ranging from 0.070% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.070% per annum at December 31, 2019). At December 31, 2019 and February 25, 2019, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

borrowing capacity, totaling $15.9 million at December 31, 2019 ($16.2 million at December 31, 2018). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2019.

6.Notes Payable

Our notes payable at December 31, 2019 and 2018 are set forth in the table below:

			Amounts at December 31, 2019
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(1,419)	$498,581	$505,639
Notes due September 15, 2027	3.094%	3.218%	500,000	(4,076)	495,924	520,694
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,876)	497,124	531,911
			1,500,000	(8,371)	1,491,629	1,558,244

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	112,156	-	112,156	115,932
Notes due November 3, 2025	2.175%	2.175%	271,433	-	271,433	298,398
			383,589	-	383,589	414,330
Mortgage Debt, secured by 27
real estate facilities with a net
book value of $105.7 million	4.025%	3.995%	27,275	-	27,275	28,506

			$1,910,864	$(8,371)	$1,902,493	$2,001,080

	Amounts at
	December 31, 2018
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,053	$482,017
Notes due September 15, 2027	495,396	469,055
Notes due May 1, 2029	-	-
	993,449	951,072

Euro Denominated Unsecured Debt
Notes due April 12, 2024	114,449	115,964
Notes due November 3, 2025	276,982	286,078
	391,431	402,042

Mortgage Debt	27,403	27,613

	$1,412,283	$1,380,727

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at December 31, 2019. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 5% at December 31, 2019) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 47x for the twelve months ended December 31, 2019) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Notes

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors. The Euro Notes consist of two tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars and (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually. The Euro Notes have various customary financial covenants, all of which we were in compliance with at December 31, 2019.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (gains of $7.8 million and $18.1 million for 2019 and 2018, respectively, as compared to a loss of $50.0 million for 2017).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

During 2019, we assumed a mortgage note with a contractual value of $1.8 million and an interest rate of 3.9%, which approximated market rate, in connection with the acquisition of a real estate facility.

At December 31, 2019, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At December 31, 2019, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

	Unsecured	Mortgage
	Debt	Debt	Total

2020	$-	$2,015	$2,015
2021	-	1,871	1,871
2022	500,000	2,584	502,584
2023	-	19,219	19,219
2024	112,156	124	112,280
Thereafter	1,271,433	1,462	1,272,895
	$1,883,589	$27,275	$1,910,864
Weighted average effective rate	2.8%	4.0%	2.9%

Cash paid for interest totaled $48.3 million, $36.3 million and $16.8 million for 2019, 2018 and 2017, respectively. Interest capitalized as real estate totaled $3.9 million, $4.8 million and $4.4 million for 2019, 2018 and 2017, respectively.

7.Noncontrolling Interests

At December 31, 2019, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 18 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At December 31, 2019, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During 2019, 2018 and 2017, we allocated a total of $5.1 million, $6.2 million and $6.2 million, respectively, of income to these interests; and we paid $6.7 million, $7.0 million and $7.4 million, respectively, in distributions to these interests.

During 2019, we acquired noncontrolling interests for an aggregate of $35.0 million (none for 2018) in cash, of which $11.1 million was allocated to Noncontrolling Interests, with the remainder allocated to Paid-in Capital. During 2017, we acquired Noncontrolling Interests for $14.4 million in cash, of which $7.7 million was allocated to Paid-in capital and $6.7 million as a reduction to Noncontrolling Interests. During 2019, 2018 and 2017, Noncontrolling Interests contributed $4.1 million, $1.7 million and $2.5 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At December 31, 2019 and 2018, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

			At December 31, 2019		At December 31, 2018
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series U	6/15/2017	5.625%	-	$-	11,500	$287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	-	-	11,400	285,000
Series Z	6/4/2019	6.000%	-	-	11,500	287,500
Series A	12/2/2019	5.875%	-	-	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	-	-
Series I	9/12/2024	4.875%	12,650	316,250	-	-
Series J	11/15/2024	4.700%	10,350	258,750	-	-
Series K	12/20/2024	4.750%	9,200	230,000	-	-
Total Preferred Shares			162,600	$4,065,000	161,000	$4,025,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At December 31, 2019, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

In 2019, we redeemed our Series U, Series Y, Series Z and Series A Preferred Shares, at par, for a total of $1.05 billion in cash, before payment of accrued dividends.

In 2019, we issued an aggregate 43.6 million depositary shares, each representing 0.001 of a share of our Series H, Series I, Series J and Series K Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.09 billion in gross proceeds, and we incurred $30.8 million in issuance costs.

In 2017, we redeemed our Series S and Series T Preferred Shares, at par, for a total of $922.5 million in cash, before payment of accrued dividends.

In 2017, we issued an aggregate 23.2 million depositary shares, each representing 0.001 of a share of our Series F and Series G Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $580.0 million in gross proceeds, and we incurred $18.8 million in issuance costs.

In 2019 and 2017, we recorded $32.7 million and $29.3 million, respectively, in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in connection with redemptions of Preferred Shares.

Common Shares

During 2019, 2018 and 2017, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and
exercise of stock options (Note 10)	287,734	$33,564	277,511	$12,525	564,583	$42,500

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions. Through December 31, 2019, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2019.

At December 31, 2019 and 2018, we had 2,958,817 and 3,138,618, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for U.S. federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. Common share dividends including amounts paid to our restricted share unitholders totaled $1.399 billion ($8.00 per share), $1.396 billion ($8.00 per share) and $1.394 billion ($8.00 per share) for the years ended December 31, 2019, 2018 and 2017, respectively. Preferred share dividends totaled $210.2 million, $216.3 million and $236.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

For the tax year ended December 31, 2019, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2019 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	100.00%	100.00%
Long-Term Capital Gain	0.00%	0.00%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2019 are not qualified dividends under the Internal Revenue Code, however, they are subject to the 20% deduction under IRS Section 199A.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.1% of our common shares outstanding at December 31, 2019.

At December 31, 2019, Tamara Hughes Gustavson owned and controlled 63 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our right to continue receiving these premiums may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The Codification previously stipulated that grants to nonemployee service providers (other than to trustees, where equity method treatment was permitted) were accounted for on the liability method, with expenses adjusted each period based upon changes in fair value. Recent changes in the Codification allows such grants to be accounted for on the equity award method, with compensation expense based upon grant date fair value. While we have no such grants to any such individuals for any periods presented, we will account for any future grants to nonemployee service providers based upon the equity award method.

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

The stock options outstanding at December 31, 2019 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $38.6 million and remaining average contractual lives of approximately six years. The aggregate intrinsic value of exercisable stock options at December 31, 2019 amounted to approximately $35.6 million. Approximately 1,360,000 of the stock options outstanding at December 31, 2019, have an exercise price of more than $200. Included in our stock options exercisable at December 31, 2019, are 39,667 stock options which expire through June 30, 2021, with an average exercise price per share of $106.91.

Additional information with respect to stock options during 2019, 2018 and 2017 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	2,420,922	$201.31	2,408,917	$192.12	1,995,440	$150.83
Granted	120,000	221.12	200,000	194.29	1,096,000	223.58
Exercised	(191,255)	174.55	(179,995)	69.53	(482,523)	88.07
Cancelled	(10,000)	197.90	(8,000)	223.50	(200,000)	203.64

Options outstanding December 31,	2,339,667	$204.53	2,420,922	$201.31	2,408,917	$192.12

Options exercisable at December 31,	1,501,667	$196.37	1,147,122	$178.31	848,250	$143.55

	2019	2018	2017

Stock option expense for the year (in 000's) (a)	$4,950	$17,162	$8,707

Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$11,848	$25,117	$61,334

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	2.3%	2.7%	1.9%
Expected volatility, based upon historical volatility	8.9%	12.5%	17.9%
Expected dividend yield	3.6%	4.1%	3.6%

Average estimated value of options granted during the year	$9.61	$13.09	$23.49

(a) Amounts for 2018 include $8.1 million, in connection with the acceleration of amortization on grants discussed above. Amounts for 2017 reflect a reduction in compensation expense of $0.8 million related to stock options forfeited during the period.

Restricted Share Units

RSUs generally vest ratably over 5 to 8 years from the grant date. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

The fair value of our RSUs outstanding at December 31, 2019 was approximately $131.9 million. Remaining compensation expense related to RSUs outstanding at December 31, 2019 totals approximately $85.1 million and is expected to be recognized as compensation expense over the next 4.6 years on average. The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

	2019		2018		2017
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	717,696	$151,212	799,129	$166,144	696,641	$136,905
Granted	97,140	21,113	138,567	27,733	340,957	73,953
Vested	(160,329)	(32,714)	(164,104)	(30,717)	(144,473)	(25,305)
Forfeited	(35,357)	(7,553)	(55,896)	(11,948)	(93,996)	(19,409)

Restricted share units outstanding December 31,	619,150	$132,058	717,696	$151,212	799,129	$166,144

	2019	2018	2017
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$33,769	$32,317	$31,962
Cash paid for taxes upon vesting in lieu of issuing common shares	$12,162	$12,347	$14,092
Common shares issued upon vesting	96,479	97,516	82,060
Restricted share unit expense (a)	$21,662	$53,869	$28,841

(a)Amounts for 2019, 2018 and 2017 include approximately $1.2 million, $1.1 million and $0.7 million, respectively, in employer taxes incurred upon vesting. Amounts for 2018 include $22.6 million, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above. Amounts for 2017 reflect a reduction in compensation expense of $4.6 million related to RSUs forfeited during the period.

11.Segment Information

Our reportable segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker (“CODM”). We organize our segments based primarily upon the nature of the underlying products and services, as well as the drivers of profitability growth. The net income for each reportable segment included in the table below are in conformity with GAAP and our significant accounting policies as denoted in Note 2. The amounts not attributable to reportable segments are aggregated under “other items not allocated to segments.”

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

December 31, 2019

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

	For the Years Ended December 31,
	2019	2018	2017

Self-Storage Segment
Revenue	$2,684,552	$2,597,607	$2,512,433
Cost of operations	(752,579)	(695,731)	(657,633)
Net operating income	1,931,973	1,901,876	1,854,800
Depreciation and amortization	(512,918)	(483,646)	(454,526)
Net income	1,419,055	1,418,230	1,400,274

Ancillary Segment
Revenue	162,271	156,673	156,095
Cost of operations	(44,204)	(43,991)	(50,345)
Net operating income	118,067	112,682	105,750

Investment in PSB Segment
Equity in earnings of unconsolidated
real estate entities (a)	54,090	89,362	46,544

Investment in Shurgard Segment
Equity in earnings of unconsolidated
real estate entities (a)	15,457	14,133	25,948
Gain due to Shurgard public offering	-	151,616	-
Net income from Investment in Shurgard Segment	15,457	165,749	25,948

Total net income allocated to segments	1,606,669	1,786,023	1,578,516

Other items not allocated to segments:
General and administrative	(71,983)	(118,720)	(82,882)
Interest and other income	28,436	26,442	18,771
Equity in earnings of unconsolidated real
estate entities - Other Investments (a)	-	-	3,163
Interest expense	(45,641)	(32,542)	(12,690)
Foreign currency exchange gain (loss)	7,829	18,117	(50,045)
Casualty loss	-	-	(7,789)
Gain on sale of real estate	341	37,903	1,421
Net income	$1,525,651	$1,717,223	$1,448,465

(a)See Note 4 for a reconciliation of these amounts to our total Equity in Earnings of Unconsolidated Real Estate Entities on our income statements.

12.Recent Accounting Pronouncements and Guidance

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified-retrospective approach to

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

adoption and became effective for interim and annual periods beginning on January 1, 2019. In July 2018, the FASB further amended this standard to allow for a new transition method that offers the option to use the effective date as the date of initial application and not adjust the comparative-period financial information. We adopted the new standard effective January 1, 2019, using the new transition method, recording a total of $38.7 million in right of use assets, reflected in other assets, and substantially the same amount in lease liabilities, reflected in accrued and other liabilities, for leases where we are the lessee (principally ground leases and office leases). We also reclassified related intangible assets totaling $5.6 million to other assets. The lease liabilities are recognized based on the present value of the remaining lease payments for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate. We estimated the incremental borrowing rate primarily by reference to average yield spread on debt issuances by companies of a similar credit rating as us, and the treasury yields as of January 1, 2019. We had no material amount of leases covered by the standard where we are the lessor (principally our storage leases) because substantially all of such leases are month to month. For leases where we are the lessee or the lessor, we applied (i) the package of practical expedients to not reassess prior conclusions related to contracts that are or that contain leases, lease classification and initial direct costs, (ii) the hindsight practical expedient to determine the lease term and in assessing impairment of the right of use assets, and (iii) the easement practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under this new standard. In addition, for leases where we are the lessee, we also elected to (a) not apply the new standard to our leases with an original term of 12 months or less, and (b) not separate lease and associated non-lease components.

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At December 31, 2019, there were approximately 935,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.2 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $77.2 million at December 31, 2019. We expect to pay approximately $69.7 million in 2020 and $7.5 million in 2021 for these construction commitments.

14.Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$689,038	$710,950	$729,336	$717,499

Self-storage and ancillary cost of operations	$204,201	$207,736	$212,262	$172,584

Depreciation and amortization	$121,941	$126,859	$129,233	$134,885

Net Income	$367,678	$371,456	$399,420	$387,097

Per Common Share
Net income - Basic	$1.73	$1.76	$1.94	$1.88

Net income - Diluted	$1.73	$1.76	$1.93	$1.87

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$669,924	$685,528	$706,368	$692,460

Self-storage and ancillary cost of operations	$192,827	$190,977	$195,544	$160,374

Depreciation and amortization	$117,979	$119,777	$124,516	$121,374

Net Income	$344,436	$405,292	$379,589	$587,906

Per Common Share
Net income - Basic	$1.66	$2.00	$1.85	$3.05

Net income - Diluted	$1.65	$2.00	$1.85	$3.04

15.Subsequent Events

Subsequent to December 31, 2019, we acquired or were under contract to acquire 14 self-storage facilities (four in Ohio, three in California, two each in New York and Tennessee and one each in Indiana, Massachusetts, and Nebraska) with 1.1 million net rentable square feet, for $245.3 million.

On January 24, 2020, we completed a public offering of €500 million ($551.6 million) aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on January 24, 2032.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Interest on the senior notes is payable annually, commencing January 24, 2021. In connection with the offering, we incurred a total of $6.4 million in costs.

As we reported in an SEC form 8-K on February 14, 2020, we submitted a non-binding proposal to acquire 100% of the issued stapled securities of National Storage REIT (“NSR”), an Australia-based publicly-traded REIT (ASX:NSR) that owns and operates 167 self-storage facilities in Australia and New Zealand, for a cash purchase price of A$2.40 per share. Our proposal was subject to a number of conditions, including due diligence. Any transaction would be subject to processes for acquisition of widely held entities under Australian law, including securityholder approval. There is no assurance that Public Storage will reach a definitive agreement or consummate a transaction with NSR or that if such an agreement is reached, it will be on terms consistent with our non-binding proposal.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		Net	2019	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2019			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage facilities by market:
Los Angeles	224	16,168	498	510,249	924,346	336,653	507,863	1,263,385	1,771,248	737,208
Houston	127	10,426	-	186,320	467,084	216,915	185,781	684,538	870,319	287,542
San Francisco	138	8,982	-	241,791	527,127	211,251	254,541	725,628	980,169	456,544
Dallas/Ft. Worth	124	8,991	-	176,962	437,884	129,900	178,562	566,184	744,746	281,717
Chicago	130	8,172	-	137,165	352,595	128,165	140,002	477,923	617,925	361,662
New York	94	6,939	-	250,900	548,541	190,536	257,237	732,740	989,977	418,570
Atlanta	104	6,982	1,771	132,631	345,587	86,379	132,993	431,604	564,597	261,138
Seattle/Tacoma	97	6,794	-	198,063	531,742	104,116	198,710	635,211	833,921	324,181
Miami	94	6,726	-	239,291	497,380	105,510	241,184	600,997	842,181	307,964
Washington DC	91	5,648	-	233,905	406,769	116,974	239,059	518,589	757,648	306,497
Orlando/Daytona	72	4,550	11,886	140,411	253,375	57,731	145,892	305,625	451,517	154,128
Denver	61	4,531	9,299	95,009	226,499	92,835	95,730	318,613	414,343	143,582
Charlotte	56	4,354	-	80,253	205,370	76,528	88,116	274,035	362,151	118,762
Minneapolis/St. Paul	57	4,237	2,905	111,507	233,259	66,017	111,672	299,111	410,783	117,375
Tampa	54	3,682	-	88,919	181,402	47,994	91,681	226,634	318,315	122,703
Philadelphia	56	3,546	-	51,682	152,406	56,991	50,703	210,376	261,079	160,000
West Palm Beach	46	3,721	-	156,788	221,479	60,557	157,496	281,328	438,824	120,954
Detroit	42	2,950	-	63,804	168,897	37,770	64,654	205,817	270,471	111,495
Phoenix	40	2,664	-	65,718	185,117	27,224	65,709	212,350	278,059	103,146
Austin	32	2,447	-	56,918	127,011	43,766	58,940	168,755	227,695	83,512
Portland	43	2,256	-	51,182	126,464	27,536	51,840	153,342	205,182	101,422
Sacramento	34	1,959	-	25,141	69,409	28,184	25,646	97,088	122,734	76,661
Raleigh	28	1,975	-	50,348	99,583	38,195	51,479	136,647	188,126	60,484
San Diego	20	1,816	-	47,884	108,911	40,724	50,394	147,125	197,519	86,884
San Antonio	28	1,791	-	27,566	76,028	27,030	27,524	103,100	130,624	66,131
Norfolk	36	2,215	-	47,728	128,986	22,398	46,843	152,269	199,112	63,430
Boston	27	1,864	-	70,261	194,588	24,287	70,827	218,309	289,136	91,348
Columbus	22	1,629	-	25,341	64,746	27,256	25,448	91,895	117,343	44,934
Oklahoma City	22	1,531	-	35,704	68,360	13,470	35,704	81,830	117,534	23,568
Baltimore	23	1,472	-	25,176	79,734	19,078	25,300	98,688	123,988	70,717
Indianapolis	25	1,580	-	25,752	69,619	13,511	26,752	82,130	108,882	45,217

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		Net	2019	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2019			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

St. Louis	26	1,443	-	20,037	56,237	21,854	20,680	77,448	98,128	63,361
Kansas City	24	1,461	-	14,225	43,732	28,126	14,425	71,658	86,083	59,666
Columbia	23	1,331	-	20,169	57,131	19,882	20,928	76,254	97,182	35,292
Las Vegas	20	1,259	-	23,168	52,723	10,296	22,417	63,770	86,187	48,404
Milwaukee	15	964	916	13,189	32,071	10,104	13,158	42,206	55,364	33,057
Cincinnati	17	947	-	15,023	32,351	22,874	14,941	55,307	70,248	30,007
Louisville	15	916	-	23,563	46,108	7,523	23,562	53,632	77,194	13,630
Jacksonville	14	841	-	11,252	27,714	11,820	11,301	39,485	50,786	32,215
Nashville/Bowling Green	17	1,108	-	18,787	35,425	30,356	18,785	65,783	84,568	28,543
Honolulu	11	807	-	54,184	106,299	12,703	55,101	118,085	173,186	63,344
Greensboro	14	845	-	13,413	35,326	13,644	15,502	46,881	62,383	25,853
Colorado Springs	14	992	-	10,588	38,237	22,069	10,584	60,310	70,894	28,108
Chattanooga	10	695	-	6,569	26,045	7,500	6,371	33,743	40,114	14,691
Hartford/New Haven	11	693	-	6,778	19,959	21,850	8,443	40,144	48,587	31,810
Savannah	12	686	-	33,094	42,465	2,576	31,766	46,369	78,135	15,910
Charleston	14	950	-	16,947	56,793	17,256	17,923	73,073	90,996	23,801
Fort Myers/Naples	10	770	-	21,522	46,395	5,352	21,757	51,512	73,269	17,493
New Orleans	9	627	-	9,205	30,832	6,254	9,373	36,918	46,291	24,916
Greensville/Spartanburg/Asheville	11	623	-	9,036	20,767	10,051	9,965	29,889	39,854	20,324
Reno	7	559	-	5,487	18,704	4,058	5,487	22,762	28,249	12,110
Birmingham	14	538	-	5,229	17,835	13,326	5,117	31,273	36,390	27,335
Salt Lake City	8	517	-	7,846	15,947	4,860	7,495	21,158	28,653	14,506
Memphis	9	510	-	7,962	21,981	9,049	9,315	29,677	38,992	20,278
Buffalo/Rochester	9	462	-	6,785	17,954	3,836	6,783	21,792	28,575	13,589
Richmond	13	652	-	18,092	40,160	5,172	17,897	45,527	63,424	18,118
Tucson	7	439	-	9,403	25,491	5,734	9,884	30,744	40,628	19,101
Cleveland/Akron	7	433	-	4,070	16,139	5,483	4,463	21,229	25,692	11,954
Wichita	7	433	-	2,017	6,691	7,265	2,130	13,843	15,973	11,755
Mobile	10	452	-	4,688	21,170	4,906	4,515	26,249	30,764	12,900
Omaha	4	377	-	7,491	20,930	3,019	7,491	23,949	31,440	3,189
Monterey/Salinas	7	329	-	8,465	24,151	4,170	8,455	28,331	36,786	21,033
Palm Springs	3	242	-	8,309	18,065	1,286	8,309	19,351	27,660	10,356

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

		Net	2019	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2019			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Evansville	5	326	-	2,340	14,316	1,192	2,312	15,536	17,848	3,577
Dayton	5	230	-	1,074	8,975	4,817	1,073	13,793	14,866	7,066
Augusta	6	345	-	4,984	13,120	3,633	4,984	16,753	21,737	5,939
Fort Wayne	3	168	-	349	3,594	3,126	349	6,720	7,069	5,802
Providence	3	155	-	995	11,206	2,957	995	14,163	15,158	6,295
Huntsville/Decatur	3	153	-	1,024	3,321	3,029	971	6,403	7,374	5,963
Shreveport	2	150	-	817	3,030	2,254	741	5,360	6,101	4,678
Springfield/Holyoke	2	144	-	1,428	3,380	1,815	1,427	5,196	6,623	4,671
Rochester	2	99	-	1,047	2,246	2,090	980	4,403	5,383	3,931
Santa Barbara	2	98	-	5,733	9,106	452	5,733	9,558	15,291	5,417
Topeka	2	94	-	225	1,419	2,067	225	3,486	3,711	2,966
Lansing	2	88	-	556	2,882	891	556	3,773	4,329	2,239
Roanoke	3	159	-	2,147	13,801	842	2,147	14,643	16,790	2,523
Flint	1	56	-	543	3,068	242	542	3,311	3,853	1,826
Joplin	1	56	-	264	904	1,012	264	1,916	2,180	1,579
Syracuse	1	55	-	545	1,279	820	545	2,099	2,644	1,976
Modesto/Fresno/Stockton	1	33	-	44	206	968	193	1,025	1,218	795

Commercial and non-operating
real estate			-	13,194	26,143	28,811	14,231	53,917	68,148	40,107

	2,483	168,908	$27,275	$4,124,271	$9,274,122	$2,890,753	$4,186,873	$12,102,273	$16,289,146	$6,623,475

	Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally
	between 5 to 25 years. In addition, disclosures of the number and square footage of our facilities are unaudited.