Form 10-Q
period 2020-03-31
Public Storage
filed 2020-04-30
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-33519

Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080.

Former name, former address and former fiscal, if changed since last report: N/A

Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cum Pref Share, Series V, $0.01 par value	PSAPrV	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series W, $0.01 par value	PSAPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series X, $0.01 par value	PSAPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cum Pref Share, Series B, $0.01 par value	PSAPrB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 27, 2020:

Common Shares of beneficial interest, $0.10 par value per share – 174,792,745 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2020 and December 31, 2019	1

	Statements of Income for the Three Months Ended March 31, 2020 and 2019	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019	3

	Statements of Equity for the Three Months Ended March 31, 2020 and 2019	4-5

	Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	6-7

	Condensed Notes to Financial Statements	8-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-60

Item 4.	Controls and Procedures	60

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6.	Exhibits	62

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)

Cash and equivalents	$718,427	$409,743
Real estate facilities, at cost:
Land	4,267,474	4,186,873
Buildings	12,281,507	12,102,273
	16,548,981	16,289,146
Accumulated depreciation	(6,751,150)	(6,623,475)
	9,797,831	9,665,671
Construction in process	161,699	141,934
	9,959,530	9,807,605

Investments in unconsolidated real estate entities	763,226	767,816
Goodwill and other intangible assets, net	209,440	205,936
Other assets	175,298	174,344
Total assets	$11,825,921	$11,365,444

LIABILITIES AND EQUITY

Notes payable	$2,438,668	$1,902,493
Accrued and other liabilities	357,045	383,284
Total liabilities	2,795,713	2,285,777

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
162,600 shares issued (in series) and outstanding, (162,600 at
December 31, 2019), at liquidation preference	4,065,000	4,065,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,475,022 shares issued and outstanding (174,418,615 shares at
December 31, 2019)	17,448	17,442
Paid-in capital	5,709,861	5,710,934
Accumulated deficit	(701,226)	(665,575)
Accumulated other comprehensive loss	(78,005)	(64,890)
Total Public Storage shareholders’ equity	9,013,078	9,062,911
Noncontrolling interests	17,130	16,756
Total equity	9,030,208	9,079,667
Total liabilities and equity	$11,825,921	$11,365,444

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues:
Self-storage facilities	$674,201	$650,408
Ancillary operations	41,881	38,630
	716,082	689,038

Expenses:
Self-storage cost of operations	207,925	193,656
Ancillary cost of operations	10,945	10,545
Depreciation and amortization	135,900	121,941
General and administrative	21,064	19,503
Interest expense	13,621	8,143
	389,455	353,788

Other increases to net income:
Interest and other income	6,479	6,965
Equity in earnings of unconsolidated real estate entities	23,968	17,672
Foreign currency exchange gain	8,945	7,791
Gain on sale of real estate	1,117	-
Net income	367,136	367,678
Allocation to noncontrolling interests	(980)	(1,157)
Net income allocable to Public Storage shareholders	366,156	366,521
Allocation of net income to:
Preferred shareholders - distributions	(52,005)	(55,012)
Preferred shareholders - redemptions (Note 8)	-	(8,533)
Restricted share units	(1,017)	(1,233)
Net income allocable to common shareholders	$313,134	$301,743
Net income per common share:
Basic	$1.80	$1.73
Diluted	$1.79	$1.73

Basic weighted average common shares outstanding	174,446	174,177
Diluted weighted average common shares outstanding	174,616	174,376

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net income	$367,136	$367,678
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss) gain	(4,170)	5,880
Adjust for aggregate foreign currency exchange
gain included in net income	(8,945)	(7,791)
Other comprehensive loss	(13,115)	(1,911)
Total comprehensive income	354,021	365,767
Allocation to noncontrolling interests	(980)	(1,157)
Comprehensive income allocable to
Public Storage shareholders	$353,041	$364,610

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended March 31, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of common shares in connection with
share-based compensation (56,407 shares) (Note 10)	-	6	1,757	-	-	1,763	-	1,763
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	(2,830)	-	-	(2,830)	-	(2,830)
Contributions by noncontrolling interests	-	-	-	-	-	-	566	566
Net income	-	-	-	367,136	-	367,136	-	367,136
Net income allocated to noncontrolling interests	-	-	-	(980)	-	(980)	980	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(52,005)	-	(52,005)	-	(52,005)
Noncontrolling interests	-	-	-	-	-	-	(1,172)	(1,172)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,802)	-	(349,802)	-	(349,802)
Other comprehensive loss (Note 2)	-	-	-	-	(13,115)	(13,115)	-	(13,115)
Balances at March 31, 2020	$4,065,000	$17,448	$5,709,861	$(701,226)	$(78,005)	$9,013,078	$17,130	$9,030,208

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended March 31, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 11,400 preferred shares (Note 8)	285,000	-	(8,277)	-	-	276,723	-	276,723
Redemption of 11,400 preferred shares (Note 8)	(285,000)	-	-	-	-	(285,000)	-	(285,000)
Issuance of common shares in connection with
share-based compensation (84,411 shares)	-	9	1,584	-	-	1,593	-	1,593
Cash paid in lieu of common shares, net of
share-based compensation expense	-	-	(3,093)	-	-	(3,093)	-	(3,093)
Contributions by noncontrolling interests	-	-	-	-	-	-	196	196
Net income	-	-	-	367,678	-	367,678	-	367,678
Net income allocated to noncontrolling interests	-	-	-	(1,157)	-	(1,157)	1,157	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(55,012)	-	(55,012)	-	(55,012)
Noncontrolling interests	-	-	-	-	-	-	(1,803)	(1,803)
Common shares and restricted share units
($2.00 per share)	-	-	-	(349,478)	-	(349,478)	-	(349,478)
Other comprehensive loss (Note 2)	-	-	-	-	(1,911)	(1,911)	-	(1,911)
Balances at March 31, 2019	$4,025,000	$17,422	$5,708,699	$(615,329)	$(65,971)	$9,069,821	$24,800	$9,094,621

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2020		2019
Cash flows from operating activities:
Net income	$367,136	$367,678
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(1,117)	-
Depreciation and amortization	135,900	121,941
Equity in earnings of unconsolidated real estate entities	(23,968)	(17,672)
Distributions from cumulative equity in earnings of unconsolidated
real estate entities	15,443	15,435
Foreign currency exchange gain	(8,945)	(7,791)
Share-based compensation expense	5,677	6,664
Other	(27,176)	(16,423)
Total adjustments	95,814	102,154
Net cash flows from operating activities	462,950	469,832
Cash flows from investing activities:
Payments for capital expenditures to maintain real estate facilities for:
Costs incurred during the period	(42,839)	(22,212)
Costs incurred in previous periods	(14,665)	(10,773)
Payments for development and expansion of real estate facilities for:
Costs incurred during the period	(24,484)	(14,286)
Costs incurred in previous periods	(23,132)	(62,723)
Acquisition of real estate facilities and intangible assets	(186,183)	(79,499)
Proceeds from sale of real estate investments	1,399	-
Net cash flows used in investing activities	(289,904)	(189,493)
Cash flows from financing activities:
Repayments on notes payable	(497)	(467)
Issuance of notes payable, net of issuance costs	545,151	-
Issuance of preferred shares	-	276,723
Issuance of common shares	1,763	1,593
Redemption of preferred shares	-	(285,000)
Cash paid upon vesting of restricted share units	(8,507)	(9,757)
Contributions by noncontrolling interests	566	196
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(401,807)	(404,490)
Distributions paid to noncontrolling interests	(1,172)	(1,803)
Net cash flows from (used in) financing activities	135,497	(423,005)
Net cash flows from operating, investing, and financing activities	308,543	(142,666)
Net effect of foreign exchange translation	31	50
Increase (decrease) in cash and equivalents, including restricted cash	$308,574	$(142,616)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2020		2019

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$409,743	$361,218
Restricted cash included in other assets	23,811	22,801
	$433,554	$384,019

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$718,427	$217,973
Restricted cash included in other assets	23,701	23,430
	$742,128	$241,403

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(14,018)	$(7,993)
Construction or expansion of real estate facilities	(20,605)	(47,675)
Accrued and other liabilities	34,623	55,668

Real estate acquired in exchange for assumption of notes payable	-	(1,817)
Notes payable assumed in connection with acquisition of real estate	-	1,817

Other disclosures:

Foreign currency translation adjustment:
Investments in unconsolidated real estate entities	$13,115	$1,911
Notes payable	(8,914)	(7,741)
Accumulated other comprehensive (loss) gain	(4,170)	5,880

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

At March 31, 2020, we have direct and indirect equity interests in 2,492 self-storage facilities (with approximately 170 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”) a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 234 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an aggregate approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27.5 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to fairly present the interim financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Certain amounts previously reported in our March 31, 2019 financial statements have been reclassified to conform to the March 31, 2020 presentation.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Equity in earnings of unconsolidated real estate entities presented on our income statements represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities. The dividends we receive from the Unconsolidated Real Estate Entities are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.”

When we begin consolidating an entity, we reflect our preexisting equity interest at book value. All changes in consolidation status are reflected prospectively.

Collectively, at March 31, 2020, the Company and the Subsidiaries own 2,492 self-storage facilities and four commercial facilities in the U.S. At March 31, 2020, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2020, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period. We

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Other Assets

Other assets primarily consist of rents receivable from our tenants (net of an allowance for uncollectible amounts), prepaid expenses, restricted cash and right-to-use assets.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Currency and Credit Risk

Financial instruments that are exposed to credit risk consist primarily of cash and equivalents, certain portions of other assets including rents receivable from our tenants (net of an allowance for uncollectible receivables based upon expected losses in the portfolio) and restricted cash. Cash equivalents we invest in are either money market funds with a rating of at least AAA by Standard & Poor’s, commercial paper that is rated A1 by Standard & Poor’s or deposits with highly rated commercial banks.

At March 31, 2020, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, and finite-lived assets.

Goodwill totaled $174.6 million at March 31, 2020 and December 31, 2019. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2020 and December 31, 2019. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement; and property tax abatements amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At March 31, 2020, these intangibles had a net book value of $16.0 million ($12.5 million at December 31, 2019). Accumulated amortization totaled $29.4 million at March 31, 2020 ($27.5 million at December 31, 2019), and amortization expense of $4.7 million and $3.9 million was recorded in the three months ended March 31, 2020 and 2019, respectively.

The estimated future amortization expense for our finite-lived intangible assets at March 31, 2020 is approximately $7.6 million in the remainder of 2020, $2.4 million in 2021 and $6.0 million thereafter. During the three months ended March 31, 2020, intangibles increased $8.2 million in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.100 U.S. Dollars per Euro at March 31, 2020 (1.122 at December 31, 2019), and average exchange rates of 1.103 and 1.136 for the three months ended March 31, 2020 and 2019, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements and Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018- 19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02), and not within the scope of ASU 2016-13. We adopted this new standard on its effective date for us of January 1, 2020.  Adoption of this new standard did not have a material impact on our consolidated financial statements.

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

	For the Three Months Ended March 31,
	2020	2019

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,446	174,177
Net effect of dilutive stock options -
based on treasury stock method	170	199
Diluted weighted average common
shares outstanding	174,616	174,376

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2020 is as follows:

Three Months Ended
March 31, 2020
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$16,289,146
Costs incurred for capital expenditures to maintain
real estate facilities	56,857
Acquisitions	177,936
Dispositions	(282)
Developed or expanded facilities opened for operation	25,324
Ending balance	16,548,981
Accumulated depreciation:
Beginning balance	(6,623,475)
Depreciation expense	(127,675)
Ending balance	(6,751,150)
Construction in process:
Beginning balance	141,934
Costs incurred for development and expansion
of real estate facilities	45,089
Developed or expanded facilities opened for operation	(25,324)
Ending balance	161,699
Total real estate facilities at March 31, 2020	$9,959,530

During the three months ended March 31, 2020, we acquired nine self-storage facilities (748,000 net rentable square feet of storage space), for a total cost of $186.2 million in cash. Approximately $8.2 million of the total cost was allocated to intangible assets. We completed redevelopment activities costing $25.3 million during the three months ended March 31, 2020, adding 0.1 million net rentable square feet of self-storage space. Construction in process at March 31, 2020 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the three months ended March 31, 2020, we paid a total of $47.6 million with respect to the development and expansion of real estate facilities, including $23.1 million to repay amounts accrued at December 31, 2019 ($77.0 million during the three months ended March 31, 2019, including $62.7 million to repay amounts accrued at December 31, 2018). Of the $45.1 million in costs incurred during the three months ended March 31, 2020, $20.6 million remains unpaid at March 31, 2020.

During the three months ended March 31, 2020, we paid a total of $57.5 million with respect to capital expenditures to maintain real estate facilities, including $14.7 million to repay amounts accrued at December 31, 2019 ($33.0 million during the three months ended March 31, 2019, including $10.8 million to repay amounts accrued at December 31, 2018). Of the $56.9 million in costs incurred during the three months ended March 31, 2020, $14.0 million remains unpaid at March 31, 2020.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate
	Entities at
	March 31, 2020	December 31, 2019

PSB	$434,425	$427,875
Shurgard	328,801	339,941
Total	$763,226	$767,816

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2020	2019

PSB	$21,737	$13,720
Shurgard	2,231	3,952
Total	$23,968	$17,672

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an aggregate approximately 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at March 31, 2020 ($135.52) per share of PSB common stock), the shares and units we owned had a market value of approximately $2.0 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During each of the three month periods ended March 31, 2020 and 2019, we received cash distributions from PSB totaling $15.2 million.

At March 31, 2020, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $4.0 million ($4.2 million at December 31, 2019). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.2 million during each of the three month periods ended March 31, 2020 and 2019.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.

Based upon the closing price at March 31, 2020 (€27.00 per share of SHUR common stock, at 1.100 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $0.9 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.

Our equity share of trademark license fees collected from Shurgard are accounted for as dividends. Shurgard did not pay any dividends to its shareholders during either of the three month periods ended March 31, 2020 or 2019.

Changes in foreign currency exchange rates decreased our investment in Shurgard by approximately $13.1 million and $1.9 million in the three months ended March 31, 2020 and 2019, respectively.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.7% at March 31, 2020). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.07% per annum at March 31, 2020). At March 31, 2020 and April 30, 2020, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.9 million at March 31, 2020 ($15.9 million at December 31, 2019). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2020.

6.Notes Payable

Our notes payable are reflected net of costs of issuance, which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2020 and December 31, 2019 are set forth in the tables below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

			Amounts at March 31, 2020
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(1,287)	$498,713	$493,176
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,944)	496,056	480,725
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,799)	497,201	490,203
			1,500,000	(8,030)	1,491,970	1,464,104

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	110,005	-	110,005	110,091
Notes due November 3, 2025	2.175%	2.175%	266,227	-	266,227	266,574
Notes due January 24, 2032	0.875%	0.978%	550,026	(6,332)	543,694	509,269
			926,258	(6,332)	919,926	885,934

Mortgage Debt, secured by 27
real estate facilities with a net
book value of $104.8 million	4.010%	3.984%	26,772	-	26,772	27,128

			$2,453,030	$(14,362)	$2,438,668	$2,377,166

	Amounts at
	December 31, 2019
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,581	$505,639
Notes due September 15, 2027	495,924	520,694
Notes due May 1, 2029	497,124	531,911
	1,491,629	1,558,244

Euro Denominated Unsecured Debt
Notes due April 12, 2024	112,156	115,932
Notes due November 3, 2025	271,433	298,398
Notes due January 24, 2032	-	-
	383,589	414,330

Mortgage Debt	27,275	28,506

	$1,902,493	$2,001,080

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

U.S. Dollar Denominated Unsecured Notes

On September 18, 2017, we issued, in a public offering, two tranches each totaling $500.0 million of U.S. Dollar denominated unsecured notes. In connection with the offering, we incurred a total of $7.9 million in costs. Interest on such notes is payable semi-annually on March 15 and September 15 of each year.

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes bearing interest at an annual rate of 3.385% maturing on May 1, 2029. In connection with the offering, we incurred a total of $3.1 million in costs. Interest on such notes is payable semi-annually on May 1 and November 1 of each year.

The notes issued on April 12, 2019 and on September 18, 2017 are referred to hereinafter as the “U.S. Dollar Notes.”

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at March 31, 2020. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 7% at March 31, 2020) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 42x for the twelve months ended March 31, 2020) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Notes

Our euro denominated unsecured notes (the “Euro Notes”) are payable to institutional investors. The Euro Notes consist of three tranches, (i) €242.0 million issued on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars, (ii) €100.0 million issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, and (iii) €500.0 million issued on January 24, 2020 for $545.2 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually on the notes issued November 3, 2015 and April 12, 2016, and annually on the notes issued January 24, 2020. The Euro Notes have financial covenants similar to those of the U.S. Dollar Notes.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain” on our income statement (gains of $8.9 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At March 31, 2020, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At March 31, 2020 approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2020	$-	$1,519	$1,519
2021	-	1,865	1,865
2022	500,000	2,584	502,584
2023	-	19,219	19,219
2024	110,005	124	110,129
Thereafter	1,816,253	1,461	1,817,714
	$2,426,258	$26,772	$2,453,030
Weighted average effective rate	2.4%	4.0%	2.4%

Cash paid for interest totaled $14.1 million and $9.1 million for the three months ended March 31, 2020 and 2019, respectively. Interest capitalized as real estate totaled $0.9 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

7.Noncontrolling Interests

At March 31, 2020, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 18 operating self-storage facilities and eight self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At March 31, 2020, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During the three months ended March 31, 2020 and 2019, we allocated a total of $1.0 million and $1.2 million, respectively, of income to these interests; and we paid $1.2 million and $1.8 million, respectively, in distributions to these interests.

During the three months ended March 31, 2020 and 2019, Noncontrolling Interests contributed $0.6 million and $0.2 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At March 31, 2020 and December 31, 2019, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series V	9/20/2017	5.375%	19,800	$495,000
Series W	1/16/2018	5.200%	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000
Series B	1/20/2021	5.400%	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000
Total Preferred Shares			162,600	$4,065,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At March 31, 2020, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.8 million ($2.00 per share) and $349.5 million ($2.00 per share) for the three months ended March 31, 2020 and 2019, respectively. Preferred share dividends totaled $52.0 million and $55.0 million for the three months ended March 31, 2020 and 2019, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman, and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.1% of our common shares outstanding at March 31, 2020.

At March 31, 2020, Tamara Hughes Gustavson owned and controlled 63 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $349,000 and $323,000 for the three months ended March 31, 2020 and 2019, respectively. Our right to continue receiving these premiums may be qualified.

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

March 31, 2020

(Unaudited)

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

For the three months ended March 31, 2020 and 2019, we recorded $0.9 million and $0.8 million, respectively, in compensation expense related to stock options.

During the three months ended March 31, 2020, 770,000 stock options were granted, 8,000 options were exercised and 12,000 options were forfeited. A total of 3,089,667 stock options were outstanding at March 31, 2020, (2,339,667 at December 31, 2019) and have an average exercise price of $210.58.

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

During the three months ended March 31, 2020, 25,460 RSUs were granted, 12,095 RSUs were forfeited and 74,089 RSUs vested. This vesting resulted in the issuance of 48,407 common shares. In addition, tax deposits totaling $8.5 million ($9.8 million for the same period in 2019) were made on behalf of employees in exchange for 25,682 common shares withheld upon vesting. A total of 558,426 RSUs were outstanding at March 31, 2020 (619,150 at December 31, 2019).

A total of $5.7 million and $6.8 million in RSU expense was recorded for the three months ended March 31, 2020 and, 2019, respectively, which includes approximately $1.1 million and $1.0 million, respectively in employer taxes incurred upon vesting.

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

March 31, 2020

(Unaudited)

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

Investment in PSB

This segment represents our approximate 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial space. PSB has a separate management team and board of directors that makes its financing, capital allocation, and other significant decisions. In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the SEC. The segment presentation in the tables below includes our equity earnings from PSB.

Investment in Shurgard

This segment represents our approximate 35% equity interest in Shurgard, a publicly held company which owns and operates self-storage facilities located in seven countries in Western Europe. Shurgard has a separate management team and board of trustees that makes its financing, capital allocation, and other significant decisions. In making resource allocation decisions with respect to our investment in Shurgard, the CODM reviews Shurgard’s net income. The segment presentation below includes our equity earnings from Shurgard.

Presentation of Segment Information

The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Self-Storage Segment
Revenue	$674,201	$650,408
Cost of operations	(207,925)	(193,656)
Net operating income	466,276	456,752
Depreciation and amortization	(135,900)	(121,941)
Net income	330,376	334,811

Ancillary Segment
Revenue	41,881	38,630
Cost of operations	(10,945)	(10,545)
Net operating income	30,936	28,085

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	21,737	13,720

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	2,231	3,952

Total net income allocated to segments	385,280	380,568

Other items not allocated to segments:
General and administrative	(21,064)	(19,503)
Interest and other income	6,479	6,965
Interest expense	(13,621)	(8,143)
Foreign currency exchange gain	8,945	7,791
Gain on sale of real estate	1,117	-
Net income	$367,136	$367,678

(a) See Note 4 for a reconciliation of these amounts to our total Equity in Earnings of Unconsolidated Real Estate Entities on our income statements.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At March 31, 2020, there were approximately 950,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.4 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $103.0 million at March 31, 2020. We expect to pay approximately $75.0 million in the remainder of 2020, $23.0 million in 2021 and $5.0 million in 2022 for these construction commitments.

13.Subsequent Events

Subsequent to March 31, 2020, we acquired or were under contract to acquire (subject to customary closing conditions) six self-storage facilities with 419,000 net rentable square feet, for $66.8 million.

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic (the “COVID Pandemic”). We are actively monitoring the impact of the COVID Pandemic, which we anticipate will negatively impact our business and results of operations for our second fiscal quarter and likely beyond. The extent to which the COVID Pandemic will impact our operations will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity and duration of the COVID pandemic and actions by government authorities to contain the COVID pandemic or treat its impact, among other factors.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020 and in our other filings with the SEC including:

•general risks associated with the ownership and operation of real estate, including changes in demand, risk related to development, expansion, and acquisition of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in laws and regulations governing property tax, real estate and zoning;

•risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;

•risks associated with the COVID-19 Pandemic (the “COVID Pandemic”) or similar events, including but not limited to illness or death of our employees or customers, negative impacts to the economic environment and to self-storage customers which could reduce the demand for self-storage or reduce our ability to collect rent, and/or potential regulatory actions to (i) close our facilities if we were determined not to be an “essential business” or for other reasons, (ii) limit our ability to increase rent or otherwise limit the rent we can charge or (iii) limit our ability to collect rent or evict delinquent tenants;

•risk that even after the initial restrictions due to the COVID Pandemic ease, they could be reinstituted in case of future waves of infection or if additional pandemics occur;

•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment in the last 30 days. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates. We observed such a trend during the recessionary circumstances of 2009; however, to date we have not seen any material change in the move-out patterns of long-term customers;

•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID Pandemic, which could have a material impact upon our capital and growth plans;

•the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•the risk that our existing self-storage facilities may be at a disadvantage in competing with newly developed facilities with more visual and customer appeal;

•risks related to increased reliance on Google as a customer acquisition channel;

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

•the impact of the legal and regulatory environment as well as national, state and local laws and regulations including, without limitation, those governing environmental issues, taxes, our tenant reinsurance business, and labor, including risks related to the impact of new laws and regulations;

•risks of increased tax expense associated either with a possible failure by us to qualify as a real estate investment trust (“REIT”), or with challenges to the determination of taxable income for our taxable REIT subsidiaries;

•risks due to a November 2020 California ballot initiative (or other equivalent actions) that could remove the protections of Proposition 13 with respect to our real estate and result in substantial increases in our assessed values and property tax bills in California;

•changes in United States (“U.S.”) federal or state tax laws related to the taxation of REITs and other corporations;

•security breaches or a failure of our networks, systems or technology could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments;

•risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;

•difficulties in raising capital at a reasonable cost;

•delays and cost overruns on our projects to develop new facilities or expand our existing facilities;

•ongoing litigation and other legal and regulatory actions which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and

•economic uncertainty due to the impact of war or terrorism.

These forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether because of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except when expressly required by law. Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our March 31, 2020 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Overview

Impact of COVID-19

The COVID-19 pandemic (the “COVID Pandemic”) has resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, closure of businesses not considered to be “essential,” as well as other direct and indirect impacts, including those that may not yet be identified. This has already resulted in a rapid and dramatic increase in unemployment in the U.S. We cannot estimate the extent of the COVID Pandemic’s future negative impacts or how long the negative impacts of the COVID Pandemic will persist. In addition, it is possible that, even after the initial restrictions due to the COVID Pandemic ease, they could be reinstituted in case of future waves of infection or if additional pandemics occur.

Our self-storage facilities qualify as “essential” businesses under all applicable business closure orders, and thus remain open to allow customers to move-in, move-out, pay rent, and access their storage units as they would have before the COVID Pandemic. However, the COVID Pandemic has negatively impacted our operations due to (i) stay at home orders which have discouraged customer activity, in particular move-ins, (ii) increased absentee rates for on-site property managers as a result of childcare issues, illness, or other issues, resulting in properties not opening on time or at all on certain days, (iii) delays in the timing of our standard in person “auction” process under lien sale statutes for delinquent tenants due, among other factors, to logistical issues associated with social distancing and (iv) remote working at home by most corporate and call center employees in our Glendale, California and Gilbert, Arizona offices, potentially hampering efficiency and effectiveness, including negative effects to communications and coordination among and across teams.

To mitigate these operational issues, effective from April 1, 2020 to June 30, 2020, we have instituted a temporary $3.00 hourly wage increase and enhancements of paid time off benefits to virtually all of our property managers, and will provide additional financial support to selected employees (principally, property managers) to enable them to continue working. We have also instituted the use of masks, gloves, and social distancing by property managers to ensure the safety of our personnel and customers. These measures will increase our operating expenses.

Since late March 2020, we have seen significant reductions in demand for self-storage space, and as a result, our move-in volumes, despite lower move-in rental rates, have also declined significantly, offset partially by lower move-out volumes. The reduction in move-out volumes may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We have also temporarily curtailed our existing tenant rate increase program. Because existing tenant rate increases have contributed the majority of our increase in rental income in recent years, curtailment of these increases will have a material adverse impact on our revenue growth. These curtailments will impact our revenue subsequent to March 31, 2020. It is possible that the COVID Pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

To date, we have observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels of approximately 2% of rent, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, due to the closure of venues that bidders typically use to resell the goods, and (iii) the continued delay of auctions, which began in March 2020, as a result of logistical difficulties due to social distancing and other considerations in the current environment. We are taking certain steps in order to augment our collection efforts, in anticipation of potential challenges in the near term in collecting rent, though there can be no assurance that such efforts will be successful in mitigating collection losses.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment in the last 30 days. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates. We observed such a trend during the recessionary circumstances of 2009; however, to date we have not seen any material change in the move-out patterns of long-term customers.

As a result of these actual and anticipated impacts of the COVID Pandemic and our responses, we believe it is likely that we will experience reductions in year-over-year same-store rental income and net operating income in the remainder of 2020.

The COVID Pandemic could delay the estimated timing of completion of our existing pipeline of development and expansion projects, because many jurisdictions have shut down or delayed entitlement activities, and “stay at home” orders could potentially delay construction activities. In addition, the COVID Pandemic could extend the timeframe for a newly developed facility to reach stabilized occupancies and cash flows. We continue to monitor our projects to ensure that they still meet our risk-adjusted yield expectations, and reduced project yield estimates due to the COVID Pandemic or other factors could result in the cancellation of existing projects in the future, or we may not pursue certain new projects that we would have otherwise sought.

We continue to seek to acquire additional self-storage facilities from third parties. Our acquisition volume was robust in the early part of 2020, with $253.0 million in acquisitions during 2020 thus far including facilities currently under contract. However, we believe that in the short-term, acquisition volume may decline due to economic uncertainty resulting from the COVID Pandemic, resulting in some third party sellers delaying the sale of their properties. Volume in the latter part of 2020 could increase as the economy stabilizes and seller confidence returns, or leveraged owners of recently developed facilities are forced to sell. There can be no assurance as to the level of future acquisitions of facilities.

The COVID Pandemic has had negative impacts on the cost of debt and equity capital, and may continue to do so or such negative impacts may intensify. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect such capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, there can be no assurance that they would not in the future, if they were to persist for a long period or intensify. In addition, there can be no assurance, if significant additional opportunities to acquire facilities were to arise as a result of the COVID Pandemic or for other reasons, whether we would be able to raise capital at a reasonable cost to allow us to be able to take advantage of such opportunities.

General Overview

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

In the last three years, there has been a marked increase in development of new self-storage facilities in many of the markets where we operate, due to the favorable economics of developing new properties. These newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth. This increase in supply has been most notable in Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, Minneapolis, New York, and Portland.

The quality of the new supply may also allow these new facilities to compete more effectively with existing self-storage assets. Much of this new supply, including our own, represents “fifth generation” facilities which often have a more fresh and vibrant appearance, more amenities such as climate control, more attractive office configurations, newer design elements, and a more imposing and attractive retail presence as compared to the existing stock of self-storage facilities which were built over the last 50 years.

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

In addition to managing our existing facilities for organic growth, we plan on growing through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2013 through March 31, 2020, we acquired a total of 349 facilities with 24.5 million net rentable square feet from third parties for approximately $3.3 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.6 billion, adding approximately 15.3 million net rentable square feet.

Subsequent to March 31, 2020, we acquired or were under contract to acquire (subject to customary closing conditions) six self-storage facilities, with approximately 0.4 million net rentable square feet, for $66.8 million. We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the number of facilities we may acquire.

At March 31, 2020, we had a development pipeline to develop twelve new self-storage facilities and expand 36 existing self-storage facilities, which will add approximately 4.3 million net rentable square feet at a cost of $634.5 million. We expect to continue to seek additional development projects; however, the level of such activity may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities. In addition, as noted above, the COVID Pandemic may cause the delay or cancellation of projects in our pipeline, and could limit the level of additional development projects that we may seek in the future.

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run.  However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in 2019 and the first quarter of 2020 will continue at similar levels in the remainder of 2020.

As of March 31, 2020, we expect capital resources over the next year of approximately $1.4 billion, which exceeds our currently identified capital needs of approximately $539.6 million. Our expected capital resources include: (i) $718.4 million of cash as of March 31, 2020, (ii) $484.1 million of available borrowing capacity on our revolving line of credit and (iii) approximately $200 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $66.8 million in property acquisitions currently under contract and $472.8 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term. In addition, the COVID Pandemic could result in increases or decreases to our capital needs as we continue to adjust our acquisition and development of self-storage facilities in light of potential returns, execution issues, cost and availability of capital, and other factors.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended March 31, 2020

For the three months ended March 31, 2020, net income allocable to our common shareholders was $313.1 million or $1.79 per diluted common share, compared to $301.7 million or $1.73 per diluted common share in 2019 representing an increase of $11.4 million or $0.06 per diluted common share. The increase is due primarily to (i) a $9.5 million increase in self-storage net operating income (described below), (ii) a $8.5 million allocation to our preferred shareholders associated with our preferred share redemption activities in the three months ended March 31, 2019, and (iii) our $8.1 million equity share of a gain on sale of real estate recorded by PS Business Parks in the three months ended March 31, 2020, offset partially by (iv) a $14.0 million increase in depreciation and amortization expense.

The $9.5 million increase in self-storage net operating income is a result of a $0.3 million increase in our Same Store Facilities (as defined below) and a $9.2 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 1.2% or $7.2 million in the three months ended March 31, 2020 as compared to 2019, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 4.0% or $7.0 million in the three months ended March 31, 2020 as compared to 2019, due primarily to a 58.8% ($5.3 million) increase in marketing expenses and increased property tax expense. The increase in net operating income of $9.2 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2019 and 2020 and the fill-up of recently developed and expanded facilities.

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

For the three months ended March 31, 2020, FFO was $2.61 per diluted common share, as compared to $2.52 per diluted common share for the same period in 2019, representing an increase of 3.6%, or $0.09 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended
	March 31,
	2020	2019
(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.79	$1.73
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.87	0.79
Gains on sale of real estate investments,
including our equity share from
investments	(0.05)	-
FFO per share	$2.61	$2.52

Computation of FFO per Share:

Net income allocable to common shareholders	$313,134	$301,743
Eliminate items excluded from FFO:
Depreciation and amortization	135,137	121,941
Depreciation from unconsolidated
real estate investments	18,243	17,514
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(961)	(1,198)
Gains on sale of real estate investments,
including our equity share from
investments and other	(9,241)	-
FFO allocable to common shares	$456,312	$440,000
Diluted weighted average common shares	174,616	174,376
FFO per share	$2.61	$2.52

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, casualty losses, due diligence costs incurred in strategic transactions, and contingency resolutions. We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2020	2019	Change

FFO per share	$2.61	$2.52	3.6%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange gain	(0.05)	(0.04)
Application of EITF D-42	-	0.05
Other items	0.02	-
Core FFO per share	$2.58	$2.53	2.0%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our March 31, 2020 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,224 facilities that we have owned and operated on a stabilized basis since January 1, 2018 (the “Same Store Facilities”), (ii) 78 facilities we acquired after December 31, 2017 (the “Acquired facilities”), (iii) 145 facilities that have been newly developed or expanded, or that we expect to commence expansion by December 31, 2020 (the “Newly developed and expanded facilities”) and (iv) 45 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2018 (the “Other non-same store facilities”). See Note 11 to our March 31, 2020 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2020	2019	Change
	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$609,535	$602,297	1.2%
Acquired facilities	11,869	3,921	202.7%
Newly developed and expanded facilities	42,285	33,715	25.4%
Other non-same store facilities	10,512	10,475	0.4%
	674,201	650,408	3.7%
Cost of operations:
Same Store facilities	180,281	173,324	4.0%
Acquired facilities	5,512	2,114	160.7%
Newly developed and expanded facilities	18,348	14,446	27.0%
Other non-same store facilities	3,784	3,772	0.3%
	207,925	193,656	7.4%
Net operating income (a):
Same Store facilities	429,254	428,973	0.1%
Acquired facilities	6,357	1,807	251.8%
Newly developed and expanded facilities	23,937	19,269	24.2%
Other non-same store facilities	6,728	6,703	0.4%
Total net operating income	466,276	456,752	2.1%

Depreciation and amortization expense:
Same Store facilities	(104,369)	(100,355)	4.0%
Acquired facilities	(9,522)	(3,692)	157.9%
Newly developed and expanded facilities	(15,110)	(11,955)	26.4%
Other non-same store facilities	(6,899)	(5,939)	16.2%
Total depreciation and
amortization expense	(135,900)	(121,941)	11.4%

Net income:
Same Store facilities	324,885	328,618	(1.1)%
Acquired facilities	(3,165)	(1,885)	67.9%
Newly developed and expanded facilities	8,827	7,314	20.7%
Other non-same store facilities	(171)	764	(122.4)%
Total net income	$330,376	$334,811	(1.3)%

Number of facilities at period end:
Same Store facilities	2,224	2,224	-
Acquired facilities	78	37	110.8%
Newly developed and expanded facilities	145	138	5.1%
Other non-same store facilities	45	45	0.0%
	2,492	2,444	2.0%
Net rentable square footage at period end:
Same Store facilities	143,890	143,890	-
Acquired facilities	5,522	2,397	130.4%
Newly developed and expanded facilities	16,775	14,477	15.9%
Other non-same store facilities	3,586	3,593	(0.2)%
	169,773	164,357	3.3%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results. See Note 11 to our March 31, 2020 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 2.1% in the three months ended March 31, 2020, respectively, as compared to the same period in 2019. The increase is due primarily to the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities consist of facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2018. Our Same Store Facilities increased from 2,159 facilities at December 31, 2019 to 2,224 at March 31, 2020. The composition of our Same Store Facilities allows us to more effectively evaluate the ongoing performance of our self-storage portfolio in 2018, 2019, and 2020 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe the Same Store information is used by investors and REIT analysts in a similar manner.

The following table summarizes the historical operating results of these 2,224 facilities (143.9 million net rentable square feet) that represent approximately 85% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2020.

Selected Operating Data for the Same Store Facilities (2,224 facilities)

	Three Months Ended March 31,
			Percentage
	2020	2019	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$583,732	$575,562	1.4%
Late charges and
administrative fees	25,803	26,735	(3.5)%
Total revenues (a)	609,535	602,297	1.2%

Cost of operations:
Property taxes	70,187	66,827	5.0%
On-site property manager
payroll	32,054	31,035	3.3%
Supervisory payroll	10,813	10,051	7.6%
Repairs and maintenance	12,395	13,758	(9.9)%
Utilities	10,430	11,296	(7.7)%
Marketing	14,296	9,001	58.8%
Other direct property costs	16,452	16,844	(2.3)%
Allocated overhead	13,654	14,512	(5.9)%
Total cost of operations (a)	180,281	173,324	4.0%
Net operating income	429,254	428,973	0.1%
Depreciation and
amortization expense	(104,369)	(100,355)	4.0%
Net income	$324,885	$328,618	(1.1)%

Gross margin (before depreciation
and amortization expense)	70.4%	71.2%	(1.1)%

Weighted average for the period:
Square foot occupancy	93.1%	92.5%	0.6%

Realized annual rental income per (b):
Occupied square foot	$17.43	$17.30	0.8%
Available square foot	$16.23	$16.00	1.4%

At March 31:
Square foot occupancy (c)	92.7%	92.1%	0.7%
Annual contract rent per
occupied square foot (d)	$17.99	$17.83	0.9%

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

(c)Occupancy levels at March 31, 2020 include delinquent tenants for whom an auction was delayed, as noted below under “Same Store Revenue.” Had customary auction timelines been followed, these tenants would have been evicted by March 31, 2020, and our square foot occupancy at March 31, 2020 would have been 92.4% rather than 92.7%.

(d)Annual contract rent represents the agreed upon monthly rate that is paid by our tenants in place at the time of measurement. Contract rates are initially set in the lease agreement upon move-in and we adjust them from time to time with notice. Contract rent excludes other fees that are charged on a per-item basis, such as late charges and administrative fees, does not reflect the impact of promotional discounts, and does not reflect the impact of rents that are written off as uncollectible.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 1.2% in the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to an increase of 0.8% realized annual rent per occupied square foot for the three months ended March 31, 2020, as compared to the same period in 2019.

Same Store revenue growth is lower than long-term historical averages due to softness in demand for our storage space, which has led to lower move-in rental rates for new tenants (see below). We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, Minneapolis, New York and Portland, increased supply of newly constructed self-storage facilities.

Same Store weighted average square foot occupancy remained strong at 93.1% and 92.5% in the three months ended March 31, 2020 and 2019, respectively.

We believe that high occupancies help maximize our rental income. We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

Average annual contract rent per foot for customers moving in was $12.98 and $13.55 in the three months ended March 31, 2020 and 2019, respectively, and the related square footage for the space they moved into was 25.3 million, and 24.9 million, respectively. Average annual contract rent per foot for customers moving out was $15.88 and $15.96 in the three months ended March 31, 2020 and 2019, respectively, and the related square footage for the space they moved out of was 23.9 million and 23.7 million, respectively.

In order to stimulate move-in volume, we often give promotional discounts, generally in the form of a “$1.00 rent for the first month” offer. Promotional discounts, based upon the move-in contractual rates for the related promotional period, totaled $20.1 million and $20.5 million for the three months ended March 31, 2020 and 2019, respectively.

Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months. Demand fluctuates due to various local and regional factors, including the overall economy. Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage. It is possible that the COVID Pandemic could impact current seasonal demand trends in the short or long term, due to changes in certain factors impacting moving trends, such as potentially fewer college students living on-campus in favor of online learning or an increase in working from home reducing the necessity of moving for employment reasons.

We typically increase rental rates to our long-term tenants (generally, those that have been with us for at least a year) once per year. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs, by considering the customer’s in-place rent and prevailing market rents, among other factors. It is possible that in the short-term or long-term, the COVID Pandemic could change customer sensitivity and propensity to move out in response to rate increases, either due to economic recession, uncertainty, or dislocation, as well as other factors.

Throughout 2019 and the first three months of 2020, we have had an increased average length of stay. The increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants, due to more long-term customers that were eligible for rate increases. However, this was offset partially by the impact of lower move-in rates and resulting increased “rent roll down” for new tenants relative to existing tenants that moved out.

We believe that the COVID Pandemic, and its impact upon the confidence and financial strength of the consumer, will have a negative impact upon our revenue trends in the remainder of 2020. Year over year demand and move-in volumes have declined materially from April 1, 2020 through April 30, 2020, despite reductions in average move-in rates. While year over year move-outs also declined during this period, such decreases were lower than the move-in volume decline, and such reductions may not be sustainable or may even reverse to the extent they are driven by temporary factors such as stay-at-home orders or delays in our auction process.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment in the last 30 days. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates. We observed such a trend during the recessionary circumstances of 2009; however, to date we have not seen any material change in the move-out patterns of long-term customers.

To date, we have observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels of approximately 2% of rent, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, due to the closure of venues that bidders typically use to resell the goods, and (iii) the continued delay of auctions, which began in March 2020, as a result of logistical difficulties due to social distancing and other considerations in the current environment. We are taking certain steps in order to augment our collection efforts, in anticipation of potential challenges in the near term in collecting rent, though there can be no assurance that such efforts will be successful in mitigating collection losses.

Our Same Store revenue growth in recent years has come primarily from increases in rates to existing tenants. In addition, we have delayed and reduced existing tenant rent increases previously scheduled to take effect on April 1, 2020 and May 1, 2020. We have not determined when we resume our existing tenant rate increase program. In addition, it is not possible at this time to determine the impact that the COVID Pandemic may have on existing customer sensitivity to rate increases, as noted above.

Based upon present trends and our current expectations with respect to tenant rate increases, move-ins, collections, and rates, we believe that it is likely that our revenue will decline on a year over year basis in the remainder of 2020. There can be no assurance when the direct impacts of the COVID Pandemic, such as stay at home orders and direct curtailment of business activity by governmental authorities, may abate, or whether following abatement there may be continued sustained indirect impacts such as recession, job loss, and changes to consumer behavior that may affect demand for self-storage space; accordingly, there can be no assurance how quickly we can return to revenue growth after 2020.

We are continuing to take a number of actions to improve demand into our system, including increasing marketing spend on the Internet, offering lower rental rates to new customers and increasing the level of move-in discounts.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 4.0% in the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to increased property tax and marketing expense.

Property tax expense increased 5.0% in the three months ended March 31, 2020 as compared to the same period in 2019. We expect property tax expense growth of approximately 5.0% in the remainder of 2020 due primarily to higher assessed values (excluding the potential impact of the California initiative noted below) and, to a lesser extent, increased tax rates.

As a result of Proposition 13, which limits increases in assessed values to 2% per year, the assessed value and property taxes we pay in California is less than it would be if the properties were assessed at current values. An initiative on California’s November 2020 statewide ballot, if approved by voters, could result in the reassessment of our California properties and substantially increase our property tax expense. It is uncertain (i) whether an initiative will pass, and (ii) if it does pass, what the timing and level of the reassessment and related property tax increases would be. See “Risk Factors – We have exposure to increased property tax in California” in our December 31, 2019 Form 10-K for further information such as our aggregate net operating income and property tax expense in California.

On-site property manager payroll expense increased 3.3% in the three months ended March 31, 2020 as compared to the same period in 2019. This increase was due primarily to higher wage rates. We have been impacted by a tight labor market across the country, as well as increases in minimum wages in certain jurisdictions. In response to the COVID Pandemic, effective from April 1, 2020 to June 30, 2020, we have instituted a temporary $3.00 hourly wage increase and enhancements of paid time off benefits to virtually all of our property managers, and will provide additional financial support to selected employees (principally, property managers) to enable them to continue working. These measures will result in an approximately 30% increase in on-site property manager payroll for the three months ended June 30, 2020 as compared to the same period in 2019. While these measures are currently scheduled to end June 30, 2020, they could be extended. Once these measures are suspended, we expect continued inflationary increases in on-site property manager payroll expense.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 7.6% in the three months ended March 31, 2020 as compared to the same period in 2019, due to increased headcount and higher wages. We expect similar increases in the remainder of 2020.

Repairs and maintenance expense decreased 9.9% in the three months ended March 31, 2020 as compared to the same period in 2019. Repair and maintenance costs include snow removal expense totaling $1.9 million and $2.9 million in the three months ended March 31, 2020 and 2019, respectively. Excluding snow removal costs, repairs and maintenance decreased 3.8% in in the three months ended March 31, 2020 as compared to the same period in 2019.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 7.7% in the three months ended March 31, 2020 as compared to the same period in 2019. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable. We are making investments in energy saving technology such as solar power and LED lights which should generate favorable returns on investment in the form of lower utility usage. However, the actual reduction expected to be experienced in the remainder of 2020 will be relatively modest, based upon the expected level of and timing of such investments.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 58.8% in the three months ended March 31, 2020 as compared to the same period in 2019. The year over year increase is due primarily to higher traditional “per click” advertising on paid search platforms as we have sought to attract more customers for our space, and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers. To a lesser extent, the increase reflects additional spending on social media outlets as well as aggregator websites, as we believe these channels provide exposure to incremental customers at a favorable cost. We expect continued increases in marketing expense in the remainder of 2020, and may intensify our efforts in this area to mitigate the aforementioned impact of the COVID Pandemic on customer demand.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, and the cost of operating each property’s rental office. These costs decreased 2.3% in in the three months ended March 31, 2020 as compared to the same period in 2019. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect inflationary increases in other direct property costs in the remainder of 2020.

Allocated overhead represents administrative expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. These amounts also include the costs of senior executives responsible for these processes (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense). Allocated overhead decreased 5.9% in in the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to the impact of an annual national leadership and sales conference which occurred in the three months ended March 31, 2019, and is not expected to occur in 2020. We expect minimal increases in allocated overhead in the remainder of 2020.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 4.0% in the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to elevated capital expenditures. We expect modest increases in depreciation expense in the remainder of the remainder of 2020.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2020	$609,535
2019	$602,297	$616,055	$628,573	$615,268	$2,462,193

Total cost of operations:
2020	$180,281
2019	$173,324	$171,881	$175,983	$140,306	$661,494

Property taxes:
2020	$70,187
2019	$66,827	$67,550	$67,353	$38,904	$240,634

Repairs and maintenance:
2020	$12,395
2019	$13,758	$12,068	$13,166	$12,572	$51,564

Marketing:
2020	$14,296
2019	$9,001	$12,426	$14,345	$13,230	$49,002

REVPAF:
2020	$16.23
2019	$16.00	$16.40	$16.71	$16.37	$16.37

Weighted average realized annual rent per occupied square foot:
2020	$17.43
2019	$17.30	$17.45	$17.74	$17.59	$17.52

Weighted average occupancy levels for the period:
2020	93.1%
2019	92.5%	94.0%	94.2%	93.1%	93.4%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market

Three Months Ended March 31,
	2020	2019	Change
(Amounts in thousands, except for
Market (number of facilities,		weighted average data)
square footage in millions)
Revenues:
Los Angeles (212, 14.9)	$95,200	$92,758	2.6%
San Francisco (128, 7.9)	50,556	49,439	2.3%
New York (89, 6.2)	38,792	38,377	1.1%
Seattle-Tacoma (86, 5.8)	28,467	27,855	2.2%
Washington DC (89, 5.5)	28,148	27,727	1.5%
Miami (81, 5.7)	27,609	27,791	(0.7)%
Atlanta (99, 6.5)	21,187	21,564	(1.7)%
Chicago (129, 8.1)	29,584	28,987	2.1%
Dallas-Ft. Worth (102, 6.5)	21,200	21,162	0.2%
Houston (84, 5.8)	18,103	18,633	(2.8)%
Orlando-Daytona (72, 4.5)	15,412	15,397	0.1%
Philadelphia (56, 3.5)	14,730	14,304	3.0%
West Palm Beach (38, 2.5)	11,627	11,470	1.4%
Tampa (52, 3.5)	11,690	11,766	(0.6)%
Charlotte (50, 3.8)	10,285	10,297	(0.1)%
All other markets (857, 53.2)	186,945	184,770	1.2%
Total revenues	$609,535	$602,297	1.2%

Net operating income:
Los Angeles	$77,151	$75,578	2.1%
San Francisco	39,942	39,478	1.2%
New York	25,678	25,673	0.0%
Seattle-Tacoma	21,347	21,232	0.5%
Washington DC	20,003	19,937	0.3%
Miami	19,002	19,635	(3.2)%
Atlanta	15,202	15,774	(3.6)%
Chicago	13,995	13,265	5.5%
Dallas-Ft. Worth	13,623	13,853	(1.7)%
Houston	11,262	11,823	(4.7)%
Orlando-Daytona	10,668	10,875	(1.9)%
Philadelphia	10,075	9,999	0.8%
West Palm Beach	8,372	8,418	(0.5)%
Tampa	7,720	8,096	(4.6)%
Charlotte	7,463	7,517	(0.7)%
All other markets	127,751	127,820	(0.1)%
Total net operating income	$429,254	$428,973	0.1%

Same Store Facilities Operating Trends by Market (Continued)

Three Months Ended March 31,
	2020	2019	Change
Weighted average square foot
occupancy:
Los Angeles	95.3%	94.8%	0.5%
San Francisco	94.0%	93.7%	0.3%
New York	93.6%	93.3%	0.3%
Seattle-Tacoma	92.6%	91.8%	0.9%
Washington DC	92.7%	91.8%	1.0%
Miami	92.6%	92.1%	0.5%
Atlanta	91.9%	92.6%	(0.8)%
Chicago	91.6%	89.5%	2.3%
Dallas-Ft. Worth	91.9%	91.0%	1.0%
Houston	91.5%	88.9%	2.9%
Orlando-Daytona	93.6%	93.8%	(0.2)%
Philadelphia	94.9%	94.6%	0.3%
West Palm Beach	94.4%	93.2%	1.3%
Tampa	91.8%	91.9%	(0.1)%
Charlotte	91.3%	91.1%	0.2%
All other markets	93.2%	92.6%	0.6%
Total weighted average
square foot occupancy	93.1%	92.5%	0.6%

Realized annual rent per
occupied square foot:
Los Angeles	$26.00	$25.40	2.4%
San Francisco	26.66	26.10	2.1%
New York	25.92	25.65	1.1%
Seattle-Tacoma	20.38	20.08	1.5%
Washington DC	21.26	21.10	0.8%
Miami	20.09	20.30	(1.0)%
Atlanta	13.31	13.36	(0.4)%
Chicago	15.16	15.16	0.0%
Dallas-Ft. Worth	13.49	13.56	(0.5)%
Houston	12.99	13.72	(5.3)%
Orlando-Daytona	13.70	13.64	0.4%
Philadelphia	16.67	16.19	3.0%
West Palm Beach	18.69	18.52	0.9%
Tampa	13.95	14.00	(0.4)%
Charlotte	11.20	11.22	(0.2)%
All other markets	14.36	14.26	0.7%
Total realized rent per
occupied square foot	$17.43	$17.30	0.8%

Same Store Facilities Operating Trends by Market (Continued)

Three Months Ended March 31,
	2020	2019	Change
REVPAF:
Los Angeles	$24.77	$24.08	2.9%
San Francisco	25.05	24.45	2.5%
New York	24.26	23.92	1.4%
Seattle-Tacoma	18.87	18.43	2.4%
Washington DC	19.70	19.37	1.7%
Miami	18.61	18.68	(0.4)%
Atlanta	12.23	12.38	(1.2)%
Chicago	13.88	13.57	2.3%
Dallas-Ft. Worth	12.40	12.34	0.5%
Houston	11.88	12.20	(2.6)%
Orlando-Daytona	12.83	12.80	0.2%
Philadelphia	15.82	15.32	3.3%
West Palm Beach	17.63	17.26	2.1%
Tampa	12.81	12.87	(0.5)%
Charlotte	10.23	10.22	0.1%
All other markets	13.39	13.20	1.4%
Total REVPAF	$16.23	$16.00	1.4%

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

Acquired Facilities

The Acquired Facilities represent 78 facilities that we acquired in 2018, 2019, and the first three months of 2020. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES
	Three Months Ended March 31,
	2020	2019	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2018 Acquisitions	$4,126	$3,724	$402
2019 Acquisitions	7,061	197	6,864
2020 Acquisitions	682	-	682
Total revenues	11,869	3,921	7,948

Cost of operations (b):
2018 Acquisitions	1,869	2,054	(185)
2019 Acquisitions	3,313	60	3,253
2020 Acquisitions	330	-	330
Total cost of operations	5,512	2,114	3,398

Net operating income:
2018 Acquisitions	2,257	1,670	587
2019 Acquisitions	3,748	137	3,611
2020 Acquisitions	352	-	352
Net operating income	6,357	1,807	4,550
Depreciation and
amortization expense	(9,522)	(3,692)	(5,830)
Net income (loss)	$(3,165)	$(1,885)	$(1,280)

At March 31:
Square foot occupancy:
2018 Acquisitions	88.4%	82.3%	7.4%
2019 Acquisitions	81.1%	79.2%	2.4%
2020 Acquisitions	49.4%	-	-
	78.9%	81.3%	(3.0)%
Annual contract rent per
occupied square foot:
2018 Acquisitions	$11.65	$11.33	2.8%
2019 Acquisitions	11.64	11.06	5.2%
2020 Acquisitions	15.09	-	-
	$11.94	$11.25	6.1%

Number of facilities:
2018 Acquisitions	25	25	-
2019 Acquisitions	44	12	32
2020 Acquisitions	9	-	9
	78	37	41
Net rentable square feet (in thousands):
2018 Acquisitions	1,629	1,629	-
2019 Acquisitions	3,145	768	2,377
2020 Acquisitions	748	-	748
	5,522	2,397	3,125

ACQUIRED FACILITIES (Continued)	As of March 31, 2020
Costs to acquire (in thousands):
2018 Acquisitions	$181,020
2019 Acquisitions	429,850
2020 Acquisitions	186,183
$797,053

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

The Acquired Facilities have an aggregate of approximately 5.5 million net rentable square feet, including 0.8 million in Virginia, 0.5 million in Texas, 0.4 million in each of Florida, Georgia, Indiana, Minnesota and Nebraska, 0.3 million in each of Massachusetts, South Carolina and Tennessee and 1.3 million in other states.

For the three months ended March 31, 2020, the weighted average annualized yield on cost, based upon net operating income, for the 25 facilities acquired in 2018 was 5.0%. The yield for the facilities acquired in the three months ended March 31, 2020 is not meaningful due to our limited ownership period, and the yield for the facilities acquired in 2019 is not meaningful due to the presence of unstabilized facilities.

Subsequent to March 31, 2020 we acquired or were under contract to acquire six self-storage facilities (four in Ohio and one each in California and Florida) with 0.4 million net rentable square feet, for $66.8 million.

We continue to seek to acquire additional self-storage facilities from third parties. Our acquisition volume was robust in the early part of 2020, with $253.0 million in acquisitions during 2020 thus far including facilities currently under contract. However, we believe that in the short-term, acquisition volume may decline due to economic uncertainty resulting from the COVID Pandemic, resulting in some third party sellers delaying the sale of their properties. Volume in the latter part of 2020 could increase as the economy stabilizes and seller confidence returns, or leveraged owners of recently developed facilities are forced to sell. There can be no assurance as to the level of future acquisitions of facilities.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended March 31, 2020 and 2019 totaled $9.5 million and $3.7 million, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at March 31, 2020, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $36.4 million in the year ending December 31, 2020. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2020.

Developed and Expanded Facilities

The developed and expanded facilities include 74 facilities that were developed on new sites since January 1, 2015, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 20 were completed at January 1, 2019, 31 were completed in the 15 months ended March 31, 2020, and 20 are currently in process or are expected to commence renovation in 2020.

The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Three Months Ended March 31,
	2020	2019	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2015	$4,511	$4,236	$275
Developed in 2016 - 2018	16,371	12,262	4,109
Developed in 2019	1,075	10	1,065
Expansions completed before 2019	8,062	6,617	1,445
Expansions completed in 2019 or 2020	6,717	4,701	2,016
Expansions in process	5,549	5,889	(340)
Total revenues	42,285	33,715	8,570

Cost of operations (b):
Developed in 2015	1,583	1,401	182
Developed in 2016 - 2018	7,530	6,891	639
Developed in 2019	1,071	85	986
Expansions completed before 2019	2,826	2,375	451
Expansions completed in 2019 or 2020	3,787	2,132	1,655
Expansions in process	1,551	1,562	(11)
Total cost of operations	18,348	14,446	3,902

Net operating income:
Developed in 2015	2,928	2,835	93
Developed in 2016 - 2018	8,841	5,371	3,470
Developed in 2019	4	(75)	79
Expansions completed before 2019	5,236	4,242	994
Expansions completed in 2019 or 2020	2,930	2,569	361
Expansions in process	3,998	4,327	(329)
Net operating income	23,937	19,269	4,668
Depreciation and
amortization expense	(15,110)	(11,955)	(3,155)
Net income	$8,827	$7,314	$1,513

At March 31:
Square foot occupancy:
Developed in 2015	91.6%	90.2%	1.6%
Developed in 2016 - 2018	79.8%	67.6%	18.0%
Developed in 2019	51.0%	8.1%	529.6%
Expansions completed before 2019	79.8%	66.0%	20.9%
Expansions completed in 2019 or 2020	62.7%	51.7%	21.3%
Expansions in process	88.3%	89.3%	(1.1)%
	75.1%	66.4%	13.1%

DEVELOPED AND EXPANDED
FACILITIES (Continued)	Three Months Ended March 31,
	2020	2019	Change (a)
	(Amounts in thousands, except for number of facilities)

Annual contract rent per occupied square foot:
Developed in 2015	$15.66	$14.74	6.2%
Developed in 2016 - 2018	13.15	11.88	10.7%
Developed in 2019	9.46	7.46	26.8%
Expansions completed before 2019	14.64	15.12	(3.2)%
Expansions completed in 2019 or 2020	10.21	13.94	(26.8)%
Expansions in process	20.27	20.16	0.5%
	$13.46	$14.04	(4.1)%
Number of facilities:
Developed in 2015	13	13	-
Developed in 2016 - 2018	50	50	-
Developed in 2019	11	4	7
Expansions completed before 2019	20	20	-
Expansions completed in 2019 or 2020	31	31	-
Expansions in process	20	20	-
	145	138	7

Net rentable square feet (c):
Developed in 2015	1,242	1,242	-
Developed in 2016 - 2018	6,250	6,250	-
Developed in 2019	1,057	444	613
Expansions completed before 2019	2,755	2,689	66
Expansions completed in 2019 or 2020	4,248	2,596	1,652
Expansions in process	1,223	1,256	(33)
	16,775	14,477	2,298

	As of March 31, 2020
Costs to develop:
Developed in 2015	$119,258
Developed in 2016 - 2018	759,643
Developed in 2019	150,387
Expansions completed before 2019 (d)	159,217
Expansions completed in 2019 or 2020 (d)	248,047
	$1,436,552

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 16.8 million net rentable square feet at March 31, 2020, including 6.5 million in Texas, 2.3 million in California, 1.8 million in Florida, 1.5 million in Colorado, 1.0 million in Minnesota, 0.8 million in North Carolina, 0.7 million in Washington, 0.3 million in each of Arizona, Georgia, Michigan and South Carolina and 1.0 million in other states.

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

The COVID Pandemic could delay the estimated timing of completion of our existing pipeline of development and expansion projects, because many jurisdictions have shut down or delayed entitlement activities, and “stay at home” orders could potentially delay construction activities. In addition, the COVID Pandemic could extend the timeframe for a newly developed facility to reach stabilized occupancies and cash flows. We continue to monitor our projects to ensure that they still meet our risk-adjusted yield expectations, and reduced project yield estimates due to the COVID Pandemic or other factors could result in the cancellation of existing projects in the future, or we may not pursue certain new projects that we would have otherwise sought.

Newly Developed Facilities

The facilities included under “Developed in 2015” had high occupancies at December 31, 2018. Nonetheless, they generated 6.5% year over year rent growth in the three months ended March 31, 2020, representing maturity of the existing tenant base following attainment of high occupancy, illustrating the latter stage of the stabilization process noted above. The annualized yield on cost for these facilities, based upon the net operating income for the three months ended March 31, 2020, was 9.8%.

The facilities included under “Developed in 2016 - 2018” and “Developed in 2019” continue to be, on average, in the occupancy stabilization phase. We expect continued growth in these facilities throughout the remainder of 2020 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property, the level of new and existing supply, as well as the impact of the COVID Pandemic. Accordingly, the 9.8% yield achieved on the facilities under “Developed in 2015” may not be indicative of the yield on cost to be achieved on these facilities.

We have twelve additional newly developed facilities in process, which will have a total of 1.4 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $228.8 million. We expect these facilities to open over the next 18 to 24 months.

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

The return profile on the expansion of existing facilities differs from a new facility, due to a lack of land cost, and there can be less cash flow risk because we have more direct knowledge of the local demand for space on the site as compared to a new facility. However, many expansions involve the demolition of existing revenue-generating space with the loss of the related revenues during the construction and fill-up period.

The facilities under “completed expansions” represent those facilities where the expansions have been completed at March 31, 2020. We incurred a total of $407.3 million in direct cost to expand these facilities, demolished a total of 1.0 million net rentable square feet of storage space, and built a total of 4.5 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at March 31, 2020 or which will commence construction by December 31, 2020. We have a pipeline to add a total of 2.9 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $405.7 million. We have already demolished 0.1 million net rentable square feet of space in connection with our expansion projects, and expect to demolish an additional 0.3 million net rentable square feet.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $15.1 million and $12.0 million for the three months ended March 31, 2020 and 2019, respectively. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at March 31, 2020, depreciation of buildings is expected to aggregate approximately $61.5 million in the year ending December 31, 2020. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2020.

Other non-same store facilities

The “other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2018, due primarily to casualty events such as hurricanes, floods, and fires, as well as facilities acquired from third parties prior to January 1, 2018 that were recently developed or expanded by the previous owner.

The other non-same store facilities have an aggregate of 3.6 million net rentable square feet, including 0.7 million in Texas, 0.5 million in each of Ohio and Oklahoma, 0.4 million in each of New York and South Carolina and 1.1 million in other states.

The net operating income for these facilities was $6.7 million in each of the three month periods ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, the average occupancy for these facilities was 85.0%, and 85.4%, respectively.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $6.9 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively. We expect that depreciation for each of the remaining three months periods in 2020 will approximate the level experienced in the three months ended March 31, 2020.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2020	2019	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$34,696	$31,593	$3,103
Merchandise	7,185	7,037	148
Total revenues	41,881	38,630	3,251

Cost of Operations:
Tenant reinsurance	6,782	6,251	531
Merchandise	4,163	4,294	(131)
Total cost of operations	10,945	10,545	400

Net operating income
Tenant reinsurance	27,914	25,342	2,572
Merchandise	3,022	2,743	279

Total net operating income	$30,936	$28,085	$2,851

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

Tenant reinsurance revenue increased $3.1 million or 9.8% from $31.6 million in the three months ended March 31, 2019 to $34.7 million in the three months ended March 31, 2020. The increase is due to higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities increased $1.5 million or 5.3% from $28.0 million in the three months ended March 31, 2019 to $29.5 million in the three months ended March 31, 2020.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities. However, tenant reinsurance revenues could be negatively impacted by lower occupancies and move-in volume resulting from the COVID Pandemic.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $6.8 million and $6.3 million in the three months ended March 31, 2020 and 2019, respectively.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2020.

Equity in earnings of unconsolidated real estate entities

For all periods presented, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2020	2019	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$21,737	$13,720	$8,017
Shurgard	2,231	3,952	(1,721)
Total equity in earnings	$23,968	$17,672	$6,296

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

At March 31, 2020, PSB wholly-owned approximately 27.5 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB totaled $21.7 million and $13.7 million for the three months ended March 31, 2020 and 2019, respectively. Included in the amount for three months ended March 31, 2020 is our equity share of gains on sale of real estate totaling $8.1 million.

Equity in earnings from PSB, excluding the aforementioned real estate gains, decreased $0.1 million in the three months ended March 31, 2020, as compared to the same period in 2019 due primarily to increased depreciation. See Note 4 to our March 31, 2020 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information, including discussion of impacts from the COVID Pandemic, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.

At March 31, 2020, Shurgard owned 234 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our March 31, 2020 financial statements.

In the three months ended March 31, 2020, Shurgard acquired two facilities for an aggregate cost of $24.5 million (none in the same period in 2019).

Our equity in earnings from Shurgard totaled $2.2 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease is due primarily to our (i) $3.5 million equity share of a casualty loss incurred by Shurgard with respect to a facility destroyed by fire in the three months ended March 31, 2020, offset partially by (ii) an increase as a result of our $1.4 million equity share of Shurgard’s resolution of a contingency in the three months ended March 31, 2020.

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

Shurgard’s public filings and publicly reported information, including discussion of the impacts from the COVID Pandemic, can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at average exchange rates of 1.103 and 1.136 for the three months ended March 31, 2020 and 2019, respectively.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2020	2019	Change
	(Amounts in thousands)

Share-based compensation expense	$6,607	$7,594	$(987)
Costs of senior executives	1,640	1,328	312
Development and acquisition costs	2,444	2,067	377
Tax compliance costs and taxes paid	1,713	1,433	280
Legal costs	2,432	3,704	(1,272)
Public company costs	1,386	1,512	(126)
Other costs	4,842	1,865	2,977
Total	$21,064	$19,503	$1,561

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant. See Note 10 to our March 31, 2020 financial statements for further information on our share-based compensation.

Our share-based compensation plans were revised after March 31, 2020 to allow vesting (“Retirement Vesting”), rather than forfeiture, of all unvested share-based grants upon termination of service, for employees that meet certain requirements, such as minimum age, minimum years of service, notice, and who cooperate as needed in a transition plan. This change is expected to increase share-based compensation expense in the remainder of 2020, due primarily to accelerated amortization of share-based grants that are expected to be eligible for Retirement Vesting at an earlier date than the original vesting date. In addition, 770,000 stock options were granted in the three months ended March 31, 2020, which will also result in an increase in share-based compensation expense during the remainder of 2020.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.1 million for each of the three month periods ended March 31, 2020 and 2019, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. Development and acquisition costs are expected to remain stable in the remainder of 2020. However, the COVID Pandemic could decrease the proportion of overhead capitalized in the remainder of 2020, due to delays in construction and entitlement activities.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in the three months ended March 31, 2020 in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT. The level of these costs depend upon corporate activities and initiatives and, as a result, such costs are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Excluding amounts attributable to the aggregate of our commercial operations and property management operations totaling $2.6 million, and $2.7 million in the three months ended March 31, 2020 and 2019, respectively, interest and other income decreased in the three months ended March 31, 2020 due primarily to a decline in average interest rates, offset partially by an increased level of uninvested cash balances. We do not expect any significant changes in income from commercial and property management operations in the remainder of 2020; however, the COVID Pandemic could result in difficulties in collecting commercial rent or leasing space. The level of other interest and income items in the remainder of 2020 will be dependent upon the level of cash balances we retain, interest rates, and the level of sundry other income items.

Interest expense: For the three months ended March 31, 2020 and 2019, we incurred $14.6 million, and $9.3 million, respectively, of interest on our outstanding debt. In determining interest expense, these amounts were offset by capitalized interest of $0.9 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively, associated with our development activities. The increase in the three months ended March 31, 2020, as compared to the same period in 2019, is due to our issuances on (i) April 12, 2019 of $500 million in senior notes bearing interest at an annual rate of 3.385% and on (ii) January 24, 2020 of €500 million ($551.6 million) aggregate principal amount of senior notes bearing interest at an annual rate of 0.875%. At March 31, 2020, we had $2.5 billion of debt outstanding, with an average interest rate of 2.4%.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain: For the three months ended March 31, 2020 and 2019, we recorded foreign currency translation gains of $8.9 million and $7.8 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.100 U.S. Dollars per Euro at March 31, 2020, 1.122 at December 31, 2019, 1.122 at March 31, 2019 and 1.144 at December 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In the three months ended March 31, 2020, we recorded $1.1 million (none in the same period in 2019) in gains, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $55.0 million in the three months ended March 31, 2019 to $52.0 million in the same period in 2020, due primarily to lower average coupon rates due to redemptions of preferred shares with the proceeds from the issuance of new series with lower market coupon rates. We also allocated $8.5 million of income from our common shareholders to the holders of our preferred shares in the three months ended March 31, 2019 in connection with the redemption of our Series Y Preferred Shares. Based upon our preferred shares outstanding at March 31, 2020, our quarterly distribution to our preferred shareholders is expected to be approximately $52.0 million.

Liquidity and Capital Resources

While being a REIT allows us to minimize the payment of federal income tax expense, we are required to distribute 100% of our taxable income to our shareholders. This requirement limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of March 31, 2020 and April 30, 2020, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $15.9 million of outstanding letters of credit which limits our borrowing capacity to $484.1 million. Our line of credit matures on April 19, 2024.

The COVID Pandemic has had negative impacts on the cost of debt and equity capital, and may continue to do so or such negative impacts could intensify. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect such capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, there can be no assurance that they would not in the future, if they were to persist for a long period of time or intensify.

Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders over the next 12 months.

As of March 31, 2020, we expect capital resources over the next year of approximately $1.4 billion, which exceeds our currently identified capital needs of approximately $539.6 million. Our expected capital resources include: (i) $718.4 million of cash as of March 31, 2020, (ii) $484.1 million of available borrowing capacity on our revolving line of credit and (iii) approximately $200 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $66.8 million in property acquisitions currently under contract and $472.8 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term. In addition, the COVID Pandemic could result in increases or decreases to our capital needs as we continue to adjust our acquisition and development of self-storage facilities in light of potential returns, execution issues, the cost and availability of capital, and other factors.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of March 31, 2020, the principal outstanding on our debt totaled approximately $2.5 billion, consisting of $26.8 million of secured debt, $926.3 million of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2020	$1,519
2021	1,865
2022	502,584
2023	19,219
2024	110,129
Thereafter	1,817,714
$2,453,030

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

Capital expenditures totaled $56.9 million in the first three months of 2020, and are expected to approximate $175 million in the year ending December 31, 2020. Our capital expenditures for 2020 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives. Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office and customer zone configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes. Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs. The $175 million in capital expenditures expected for the year ending December 31, 2020, as well as the $192.5 million incurred in 2019, represent a substantial increase from the amounts incurred of $139.4 million, $124.8 million and $86.0 million in 2018, 2017, and 2016, respectively. We expect continued elevated capital expenditures beyond 2020; however, the level and persistence of this elevation is uncertain at this time.

As noted above, the COVID Pandemic may impact our capital expenditures, due to “stay at home” orders and business shutdowns which in many jurisdictions has shut down or delayed certain capital expenditure projects. The estimate of $175 million noted above represents our best estimate at this time; however, there is no assurance our capital expenditure amounts will not change as we continue to monitor the impact of the COVID Pandemic on our ability to execute on capital expenditure work.

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

On April 21, 2020, our Board declared a quarterly cash dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of June 2020. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2020, to be approximately $208.0 million per year.

We estimate we will pay approximately $5.0 million per year in distributions to noncontrolling interests outstanding at March 31, 2020.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Our acquisition volume was robust in the early part of 2020, with $253.0 million in acquisitions during 2020 thus far including facilities currently under contract. However, we believe that in the short-term, acquisition volume may decline due to economic uncertainty resulting from the COVID Pandemic, resulting in some third party sellers delaying the sale of their properties. Volume in the latter part of 2020 could increase as the economy stabilizes and seller confidence returns, or leveraged owners of recently developed facilities are forced to sell. There can be no assurance as to the level of future acquisitions of facilities.

In addition, there can be no assurance, if significant additional opportunities to acquire facilities were to arise as a result of the COVID Pandemic or for other reasons, whether we would be able to raise capital at a reasonable cost to allow us to be able to take advantage of such opportunities.

As of March 31, 2020 we had development and expansion projects at a total cost of approximately $634.5 million. Costs incurred through March 31, 2020 were $161.7 million, with the remaining cost to complete of $472.8 million expected to be incurred primarily in the next 18 to 24 months.

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

The COVID Pandemic could delay the estimated timing of completion of our existing pipeline of development and expansion projects, because many jurisdictions have shut down or delayed entitlement activities, and “stay at home” orders could potentially delay construction activities. In addition, the COVID Pandemic could extend the timeframe for a newly developed facility to reach stabilized occupancies and cash flows. We continue to monitor our projects to ensure that they still meet our risk-adjusted yield expectations, and reduced project yield estimates due to the COVID Pandemic or other factors could result in the cancellation of existing projects in the future, or we may not pursue certain new projects that we would have otherwise sought.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of April 30, 2020, we have the following series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.375% Series V Preferred Shares ($495 million), our 5.200% Series W Preferred Shares ($500 million), and our 5.200% Series X Preferred Shares ($225 million). See Note 8 to our March 31, 2020 financial statements for the redemption dates of our other series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2020, we did not repurchase any of our common shares. From the inception of the repurchase program through April 30, 2020, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2020 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2020	2021	2022	2023	2024	Thereafter

Interest and principal payments
on debt (1)	$2,850,849	$44,814	$59,501	$556,670	$64,392	$153,419	$1,972,053

Leases and other commitments (2)	76,010	3,328	4,395	3,745	3,522	3,541	57,479

Construction commitments (3)	103,001	75,013	23,037	4,951	-	-	-

Total	$3,029,860	$123,155	$86,933	$565,366	$67,914	$156,960	$2,029,532

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at March 31, 2020. See Note 6 to our March 31, 2020 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at March 31, 2020.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2020 to be approximately $208.0 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2020, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $2.4 billion and represents 27.1% of the book value of our equity at March 31, 2020.

We have foreign currency exposure at March 31, 2020 related to (i) our investment in Shurgard, with a book value of $328.8 million and (ii) €842.0 million ($926.3 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at March 31, 2020 is approximately $2.4 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.4% at March 31, 2020. See Note 6 to our March 31, 2020 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2020	2021	2022	2023	2024	Thereafter	Total

Fixed rate debt	$1,519	$1,865	$502,584	$19,219	$110,129	$1,817,714	$2,453,030

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2019, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2019.

In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

We are subject to risks from the COVID Pandemic and we may in the future be subject to risks from other public health crises.

Since being reported in December 2019, the COVID Pandemic has spread globally, including to every state in the United States, adversely affecting public health and economic activity. Our business is subject to risks from the COVID Pandemic, including, among others:

•risks associated with the COVID Pandemic or similar events, including but not limited to illness or death of our employees or customers, negative impacts to the economic environment and to self-storage customers which could reduce the demand for self-storage or reduce our ability to collect rent, and/or potential regulatory actions to (i) close our facilities if we were determined not to be an “essential business” or for other reasons, (ii) limit our ability to increase rent or otherwise limit the rent we can charge or (iii) limit our ability to collect rent or evict delinquent tenants;

•risk that even after the initial restrictions due to the COVID Pandemic ease, they could be reinstituted in case of future waves of infection or if additional pandemics occur;

•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment in the last 30 days. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates. We observed such a trend during the recessionary circumstances of 2009; however, to date we have not seen any material change in the move-out patterns of long-term customers; and

•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID Pandemic, which could have a material impact upon our capital and growth plans.

We believe that the degree to which the COVID Pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, as well as the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, as well as potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future pandemics or public health crises could have similar impacts.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through April 30, 2020, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2020. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2020.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

10.1*	Form of 2016 Plan and 2007 Plan Restated Employee Stock Unit Agreement. Filed herewith.

10.2*	Form of 2016 Plan Employee Stock Unit Agreement. Filed herewith.

10.3*	Form of 2016 Plan and 2007 Plan Restated Employee Non-Qualified Stock Option Agreement. Filed herewith.

10.4*	Form of 2016 Plan Employee Non-Qualified Stock Option Agreement. Filed herewith.

10.5*	Form of 2016 Plan Performance-Based Non-Qualified Stock Option Agreement. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document. Filed herewith.

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

* Denotes management compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: April 30, 2020 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)