Form 10-Q
period 2020-06-30
Public Storage
filed 2020-08-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-33519

Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080.

Former name, former address and former fiscal, if changed since last report: N/A

Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series W, $0.01 par value	PSAPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Share, Series X, $0.01 par value	PSAPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cum Pref Share, Series B, $0.01 par value	PSAPrB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 3, 2020:

Common Shares of beneficial interest, $0.10 par value per share – 174,802,792 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2020 and December 31, 2019	1

	Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019	3

	Statements of Equity for the Three and Six Months Ended June 30, 2020 and 2019	4-7

	Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	8-9

	Condensed Notes to Financial Statements	10-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64-65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 6.	Exhibits	65

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)

Cash and equivalents	$1,268,475	$409,743
Real estate facilities, at cost:
Land	4,300,406	4,186,873
Buildings	12,397,440	12,102,273
	16,697,846	16,289,146
Accumulated depreciation	(6,881,358)	(6,623,475)
	9,816,488	9,665,671
Construction in process	153,382	141,934
	9,969,870	9,807,605

Investments in unconsolidated real estate entities	753,358	767,816
Goodwill and other intangible assets, net	206,922	205,936
Other assets	159,430	174,344
Total assets	$12,358,055	$11,365,444

LIABILITIES AND EQUITY

Notes payable	$2,457,871	$1,902,493
Preferred shares called for redemption (Note 8)	495,000	-
Accrued and other liabilities	394,986	383,284
Total liabilities	3,347,857	2,285,777

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
165,400 shares issued (in series) and outstanding, (162,600 at
December 31, 2019), at liquidation preference	4,135,000	4,065,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,498,918 shares issued and outstanding (174,418,615 shares at
December 31, 2019)	17,450	17,442
Paid-in capital	5,702,466	5,710,934
Accumulated deficit	(789,089)	(665,575)
Accumulated other comprehensive loss	(73,136)	(64,890)
Total Public Storage shareholders’ equity	8,992,691	9,062,911
Noncontrolling interests	17,507	16,756
Total equity	9,010,198	9,079,667
Total liabilities and equity	$12,358,055	$11,365,444

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Self-storage facilities	$664,542	$669,339	$1,338,743	$1,319,747
Ancillary operations	44,743	41,611	86,624	80,241
	709,285	710,950	1,425,367	1,399,988

Expenses:
Self-storage cost of operations	213,825	196,083	421,750	389,739
Ancillary cost of operations	11,782	11,653	22,727	22,198
Depreciation and amortization	137,618	126,859	273,518	248,800
General and administrative	20,294	15,264	41,358	34,767
Interest expense	14,145	12,254	27,766	20,397
	397,664	362,113	787,119	715,901

Other increases to net income:
Interest and other income	5,831	8,582	12,310	15,547
Equity in earnings of unconsolidated real estate entities	17,655	18,914	41,623	36,586
Foreign currency exchange (loss) gain	(19,295)	(5,218)	(10,350)	2,573
Gain on sale of real estate	-	341	1,117	341
Net income	315,812	371,456	682,948	739,134
Allocation to noncontrolling interests	(889)	(1,400)	(1,869)	(2,557)
Net income allocable to Public Storage shareholders	314,923	370,056	681,079	736,577
Allocation of net income to:
Preferred shareholders - distributions	(52,952)	(53,525)	(104,957)	(108,537)
Preferred shareholders - redemptions (Note 8)	(15,069)	(8,861)	(15,069)	(17,394)
Restricted share units	(783)	(1,259)	(1,800)	(2,492)
Net income allocable to common shareholders	$246,119	$306,411	$559,253	$608,154
Net income per common share:
Basic	$1.41	$1.76	$3.21	$3.49
Diluted	$1.41	$1.76	$3.20	$3.49

Basic weighted average common shares outstanding	174,493	174,253	174,470	174,215
Diluted weighted average common shares outstanding	174,575	174,542	174,596	174,459

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2020		2019	2020	2019

Net income	$315,812	$371,456	$682,948	$739,134
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(14,426)	(6,796)	(18,596)	(916)
Adjust for aggregate foreign currency exchange
loss (gain) included in net income	19,295	5,218	10,350	(2,573)
Other comprehensive income (loss):	4,869	(1,578)	(8,246)	(3,489)
Total comprehensive income	320,681	369,878	674,702	735,645
Allocation to noncontrolling interests	(889)	(1,400)	(1,869)	(2,557)
Comprehensive income allocable to
Public Storage shareholders	$319,792	$368,478	$672,833	$733,088

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended June 30, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at March 31, 2020	$4,065,000	$17,448	$5,709,861	$(701,226)	$(78,005)	$9,013,078	$17,130	$9,030,208
Issuance of 22,600 preferred shares (Note 8)	565,000	-	(15,830)	-	-	549,170	-	549,170
Redemption of 19,800 preferred shares (Note 8)	(495,000)	-	-	-	-	(495,000)	-	(495,000)
Issuance of common shares in connection with
share-based compensation (23,896 shares)	-	2	1,921	-	-	1,923	-	1,923
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	6,546	-	-	6,546	-	6,546
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	867	867
Net income	-	-	-	315,812	-	315,812	-	315,812
Net income allocated to noncontrolling interests	-	-	-	(889)	-	(889)	889	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(52,952)	-	(52,952)	-	(52,952)
Noncontrolling interests	-	-	-	-	-	-	(1,378)	(1,378)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,834)	-	(349,834)	-	(349,834)
Other comprehensive income (Note 2)	-	-	-	-	4,869	4,869	-	4,869
Balances at June 30, 2020	$4,135,000	$17,450	$5,702,466	$(789,089)	$(73,136)	$8,992,691	$17,507	$9,010,198

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended June 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at March 31, 2019	$4,025,000	$17,422	$5,708,699	$(615,329)	$(65,971)	$9,069,821	$24,800	$9,094,621
Redemption of 11,500 preferred shares (Note 8)	(287,500)	-	-	-	-	(287,500)	-	(287,500)
Issuance of common shares in connection with
share-based compensation (79,231 shares)	-	7	15,790	-	-	15,797	-	15,797
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	5,456	-	-	5,456	-	5,456
Contributions by noncontrolling interests	-	-	-	-	-	-	1,106	1,106
Net income	-	-	-	371,456	-	371,456	-	371,456
Net income allocated to noncontrolling interests	-	-	-	(1,400)	-	(1,400)	1,400	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(53,525)	-	(53,525)	-	(53,525)
Noncontrolling interests	-	-	-	-	-	-	(1,730)	(1,730)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,593)	-	(349,593)	-	(349,593)
Other comprehensive loss (Note 2)	-	-	-	-	(1,578)	(1,578)	-	(1,578)
Balances at June 30, 2019	$3,737,500	$17,429	$5,729,945	$(648,391)	$(67,549)	$8,768,934	$25,576	$8,794,510
See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Six Months Ended June 30, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of 22,600 preferred shares (Note 8)	565,000	-	(15,830)	-	-	549,170	-	549,170
Redemption of 19,800 preferred shares (Note 8)	(495,000)	-	-	-	-	(495,000)	-	(495,000)
Issuance of common shares in connection with
share-based compensation (80,303 shares) (Note 10)	-	8	3,678	-	-	3,686	-	3,686
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	3,716	-	-	3,716	-	3,716
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,433	1,433
Net income	-	-	-	682,948	-	682,948	-	682,948
Net income allocated to noncontrolling interests	-	-	-	(1,869)	-	(1,869)	1,869	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(104,957)	-	(104,957)	-	(104,957)
Noncontrolling interests	-	-	-	-	-	-	(2,550)	(2,550)
Common shareholders and restricted share
unitholders ($4.00 per share)	-	-	-	(699,636)	-	(699,636)	-	(699,636)
Other comprehensive loss (Note 2)	-	-	-	-	(8,246)	(8,246)	-	(8,246)
Balances at June 30, 2020	$4,135,000	$17,450	$5,702,466	$(789,089)	$(73,136)	$8,992,691	$17,507	$9,010,198

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Six Months Ended June 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 11,400 preferred shares (Note 8)	285,000	-	(8,277)	-	-	276,723	-	276,723
Redemption of 22,900 preferred shares (Note 8)	(572,500)	-	-	-	-	(572,500)	-	(572,500)
Issuance of common shares in connection with
share-based compensation (163,642 shares)	-	16	17,374	-	-	17,390	-	17,390
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	2,363	-	-	2,363	-	2,363
Contributions by noncontrolling interests	-	-	-	-	-	-	1,302	1,302
Net income	-	-	-	739,134	-	739,134	-	739,134
Net income allocated to noncontrolling interests	-	-	-	(2,557)	-	(2,557)	2,557	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(108,537)	-	(108,537)	-	(108,537)
Noncontrolling interests	-	-	-	-	-	-	(3,533)	(3,533)
Common shares and restricted share
unitholders ($4.00 per share)	-	-	-	(699,071)	-	(699,071)	-	(699,071)
Other comprehensive loss (Note 2)	-	-	-	-	(3,489)	(3,489)	-	(3,489)
Balances at June 30, 2019	$3,737,500	$17,429	$5,729,945	$(648,391)	$(67,549)	$8,768,934	$25,576	$8,794,510

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Six Months Ended June 30,
2020		2019
Cash flows from operating activities:
Net income	$682,948	$739,134
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(1,117)	(341)
Depreciation and amortization	273,518	248,800
Equity in earnings of unconsolidated real estate entities	(41,623)	(36,586)
Distributions from cumulative equity in earnings of unconsolidated
real estate entities	37,032	38,562
Foreign currency exchange loss (gain)	10,350	(2,573)
Share-based compensation expense	12,801	12,374
Other	28,165	15,815
Total adjustments	319,126	276,051
Net cash flows from operating activities	1,002,074	1,015,185
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(99,883)	(71,012)
Development and expansion of real estate facilities	(88,682)	(146,375)
Acquisition of real estate facilities and intangible assets	(253,331)	(196,185)
Distributions in excess of cumulative equity in earnings
from unconsolidated real estate entities	10,803	-
Repayment of note receivable	4,860	-
Proceeds from sale of real estate investments	1,399	438
Net cash flows used in investing activities	(424,834)	(413,134)
Cash flows from financing activities:
Repayments on notes payable	(1,000)	(948)
Issuance of notes payable, net of issuance costs	545,151	496,900
Issuance of preferred shares	549,170	276,723
Issuance of common shares	3,686	17,390
Redemption of preferred shares	-	(572,500)
Cash paid upon vesting of restricted share units	(9,085)	(10,011)
Acquisition of noncontrolling interests	(33)	-
Contributions by noncontrolling interests	1,433	1,302
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(804,593)	(807,608)
Distributions paid to noncontrolling interests	(2,550)	(3,533)
Net cash flows from (used in) financing activities	282,179	(602,285)
Net cash flows from (used in) operating, investing, and financing activities	859,419	(234)
Net effect of foreign exchange translation	(28)	46
Increase (decrease) in cash and equivalents, including restricted cash	$859,391	$(188)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Six Months Ended June 30,
2020		2019

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$409,743	$361,218
Restricted cash included in other assets	23,811	22,801
	$433,554	$384,019

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$1,268,475	$360,331
Restricted cash included in other assets	24,470	23,500
	$1,292,945	$383,831

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(12,363)	$(12,635)
Construction or expansion of real estate facilities	(26,763)	(57,675)
Accrued and other liabilities	39,126	70,310

Real estate acquired in exchange for assumption of notes payable	-	(1,817)
Notes payable assumed in connection with acquisition of real estate	-	1,817

Preferred shares called for redemption and reclassified to liabilities	495,000	-
Preferred shares called for redemption and reclassified from equity	(495,000)	-

Other disclosures:

Foreign currency translation adjustment:
Investments in unconsolidated real estate entities	$8,246	$3,489
Notes payable	10,322	(2,527)
Accumulated other comprehensive loss	(18,596)	(916)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

At June 30, 2020, we have direct and indirect equity interests in 2,500 self-storage facilities (with approximately 171 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”) a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 238 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27.5 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

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

Certain amounts previously reported in our June 30, 2019 financial statements have been reclassified to conform to the June 30, 2020 presentation.

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

June 30, 2020

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

Collectively, at June 30, 2020, the Company and the Subsidiaries own 2,500 self-storage facilities and four commercial facilities in the U.S. At June 30, 2020, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2020, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period. We

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

Other Assets

Other assets primarily consist of rents receivable from our tenants (net of an allowance for uncollectible amounts), prepaid expenses, restricted cash and right-to-use assets. At December 31, 2019, other assets included a note receivable, which was amortized on the effective interest method with a book value of $2.9 million at the time it was repaid in June 2020 at its $4.9 million contractual note balance. The $2.0 million excess proceeds were recorded as interest and other income during the three and six months ended June 30, 2020.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

At June 30, 2020, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, and finite-lived assets.

Goodwill totaled $174.6 million at June 30, 2020 and December 31, 2019. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2020 and December 31, 2019. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At June 30, 2020, these intangibles had a net book value of $13.5 million ($12.5 million at December 31, 2019). Accumulated amortization totaled $31.3 million at June 30, 2020 ($27.5 million at December 31, 2019). A total of $4.3 million and $9.0 million in amortization expense was recorded in the three and six months ended June 30, 2020, respectively, and $4.5 million and $8.4 million in the same periods in 2019.

The estimated future amortization expense for our finite-lived intangible assets at June 30, 2020 is approximately $4.6 million in the remainder of 2020, $2.8 million in 2021 and $6.1 million thereafter. During the six months ended June 30, 2020, intangibles increased $10.0 million in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.123 U.S. Dollars per Euro at June 30, 2020 (1.122 at December 31, 2019), and average exchange rates of 1.101 and 1.124 for the three months ended June 30, 2020 and 2019, respectively, and average exchange rates of 1.102 and 1.130 for the six months ended June 30, 2020 and 2019, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements and Guidance

In November 2018, the FASB issued ASU 2018- 19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that credit losses with respect to receivables arising from

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

operating leases are to be evaluated within the scope of the leasing standard (ASU 2016-02), rather than within the scope of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” We adopted this new standard on its effective date for us of January 1, 2020, which did not have a material impact on our consolidated financial statements.

COVID-19 Pandemic

During the six months ended June 30, 2020, the global economy was severely impacted by the COVID-19 pandemic (the “COVID Pandemic”), and continues to be severely impacted. We are actively monitoring the impact of the COVID Pandemic, which has negatively impacted our business and results of operations during the six months ended June 30, 2020 and we anticipate will negatively impact our business and results of operations for the remainder of 2020 and likely beyond. The extent to which the COVID Pandemic will continue to impact our operations will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity and duration of the COVID Pandemic and actions by government authorities to contain the COVID Pandemic or treat its impact, as well as resurgences of the virus, among other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,493	174,253	174,470	174,215
Net effect of dilutive stock options -
based on treasury stock method	82	289	126	244
Diluted weighted average common
shares outstanding	174,575	174,542	174,596	174,459

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2020 is as follows:

For the Six Months Ended
June 30, 2020
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$16,289,146
Capital expenditures to maintain real estate facilities	95,629
Acquisitions	243,378
Dispositions	(282)
Developed or expanded facilities opened for operation	69,975
Ending balance	16,697,846
Accumulated depreciation:
Beginning balance	(6,623,475)
Depreciation expense	(257,883)
Ending balance	(6,881,358)
Construction in process:
Beginning balance	141,934
Costs incurred to develop and expand real estate facilities	84,649
Write-off of cancelled projects	(3,226)
Developed or expanded facilities opened for operation	(69,975)
Ending balance	153,382
Total real estate facilities at June 30, 2020	$9,969,870

During the six months ended June 30, 2020, we acquired 15 self-storage facilities (1,167,000 net rentable square feet of storage space), for a total cost of $253.3 million in cash. Approximately $10.0 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $70.0 million during the six months ended June 30, 2020, adding 0.5 million net rentable square feet of self-storage space. Included in general and administrative expense in the three and six months ended June 30, 2020 is $3.2 million in development projects which were cancelled. Construction in process at June 30, 2020 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the six months ended June 30, 2020, our accrual for unpaid construction costs decreased $4.0 million (a $16.6 million decrease for the same period in 2019). During the six months ended June 30, 2020, our accrual for capital expenditures to maintain real estate facilities decreased $4.3 million (a $1.5 million increase for the same period in 2019).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

	Investments in Unconsolidated Real Estate
	Entities at
	June 30, 2020	December 31, 2019

PSB	$432,466	$427,875
Shurgard	320,892	339,941
Total	$753,358	$767,816

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

PSB	$13,228	$14,864	$34,965	$28,584
Shurgard	4,427	4,050	6,658	8,002
Total	$17,655	$18,914	$41,623	$36,586

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at June 30, 2020 ($132.40) per share of PSB common stock), the shares and units we owned had a market value of approximately $1.9 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During each of the six month periods ended June 30, 2020 and 2019, we received cash distributions from PSB totaling $30.4 million.

At June 30, 2020, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $3.8 million ($4.2 million at December 31, 2019). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.4 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.

Based upon the closing price at June 30, 2020 (€33.45 per share of Shurgard common stock, at 1.123 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.2 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $0.5 million for each of the six month periods ended June 30, 2020 and 2019, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.” Shurgard paid €0.50 per share and €0.22 per share in dividends to its shareholders during the six months ended June 30, 2020 and 2019, respectively, of which our share totaled $17.0 million and $7.7 million, respectively.

Changes in foreign currency exchange rates decreased our investment in Shurgard by approximately $8.2 million and $3.5 million in the six months ended June 30, 2020 and 2019, respectively.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.7% at June 30, 2020). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.07% per annum at June 30, 2020). At June 30, 2020 and August 5, 2020, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.3 million at June 30, 2020 ($15.9 million at December 31, 2019). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2020.

6.Notes Payable

Our notes payable are reflected net of issuance costs, which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2020 and December 31, 2019 are set forth in the tables below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

			Amounts at June 30, 2020
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(1,155)	$498,845	$518,935
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,812)	496,188	561,525
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,722)	497,278	581,763
			1,500,000	(7,689)	1,492,311	1,662,223

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	112,290	-	112,290	117,307
Notes due November 3, 2025	2.175%	2.175%	271,756	-	271,756	294,970
Notes due January 24, 2032	0.875%	0.978%	561,448	(6,199)	555,249	551,792
			945,494	(6,199)	939,295	964,069

Mortgage Debt, secured by 27
real estate facilities with a net
book value of $104.0 million	3.995%	3.972%	26,265	-	26,265	27,137

			$2,471,759	$(13,888)	$2,457,871	$2,653,429

	Amounts at
	December 31, 2019
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,581	$505,639
Notes due September 15, 2027	495,924	520,694
Notes due May 1, 2029	497,124	531,911
	1,491,629	1,558,244

Euro Denominated Unsecured Debt
Notes due April 12, 2024	112,156	115,932
Notes due November 3, 2025	271,433	298,398
Notes due January 24, 2032	-	-
	383,589	414,330

Mortgage Debt	27,275	28,506

	$1,902,493	$2,001,080

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

U.S. Dollar Denominated Unsecured Notes

On September 18, 2017, we issued, in a public offering, two tranches each totaling $500.0 million of U.S. Dollar denominated unsecured notes. In connection with the offering, we incurred a total of $7.9 million in costs. Interest on such notes is payable semi-annually on March 15 and September 15 of each year.

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes. In connection with the offering, we incurred a total of $3.1 million in costs. Interest on such notes is payable semi-annually on May 1 and November 1 of each year.

The notes issued on April 12, 2019 and on September 18, 2017 are referred to hereinafter as the “U.S. Dollar Notes.”

The U.S. Dollar Notes have various financial covenants, all of which we were in compliance with at June 30, 2020. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 8% at June 30, 2020) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 40x for the twelve months ended June 30, 2020) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Notes

Our Euro denominated unsecured notes (the “Euro Notes”) consist of three tranches: (i) €242.0 million issued to institutional investors on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars, (ii) €100.0 million issued to institutional investors on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, and (iii) €500.0 million issued in a public offering on January 24, 2020 for $545.2 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually on the notes issued November 3, 2015 and April 12, 2016, and annually on the notes issued January 24, 2020. The Euro Notes have financial covenants similar to those of the U.S. Dollar Notes.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (losses of $19.3 million and $10.4 million for the three and six months ended June 30, 2020, respectively, as compared to losses of $5.2 million and gains of $2.6 million for the three and six months ended June 30, 2019, respectively).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At June 30, 2020, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At June 30, 2020 approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2020	$-	$1,019	$1,019
2021	-	1,858	1,858
2022	500,000	2,584	502,584
2023	-	19,219	19,219
2024	112,290	124	112,414
Thereafter	1,833,204	1,461	1,834,665
	$2,445,494	$26,265	$2,471,759
Weighted average effective rate	2.4%	4.0%	2.4%

Cash paid for interest totaled $26.4 million and $21.8 million for the six months ended June 30, 2020 and 2019, respectively. Interest capitalized as real estate totaled $1.7 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

7.Noncontrolling Interests

At June 30, 2020, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 20 operating self-storage facilities and six self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At June 30, 2020, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During the six months ended June 30, 2020 and 2019, we allocated a total of $1.9 million and $2.6 million, respectively, of income to these interests; and we paid $2.6 million and $3.5 million, respectively, in distributions to these interests.

During the six months ended June 30, 2020 and 2019, Noncontrolling Interests contributed $1.4 million and $1.3 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At June 30, 2020 and December 31, 2019, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

			At June 30, 2020		At December 31, 2019
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series V	9/20/2017	5.375%	-	$-	19,800	$495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	-	-
Total Preferred Shares			165,400	$4,135,000	162,600	$4,065,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At June 30, 2020, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

June 30, 2020

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

On June 17, 2020, we issued 22.6 million depositary shares, each representing 0.001 of a share of our 4.625% Series L Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $565.0 million in gross proceeds, and we incurred $15.8 million in issuance costs.

In June 2020, we called for redemption of, and on July 10, 2020, we redeemed our 5.375% Series V Preferred Shares, at par. The liquidation value (at par) of $495.0 million was reclassified as a liability at June 30, 2020, and is not included in the table above. We recorded a $15.1 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2020 in connection with this redemption.

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.8 million ($2.00 per share) and $349.6 million ($2.00 per share) for the three months ended June 30, 2020 and 2019, respectively, and $699.6 million ($4.00 per share) and $699.1 million ($4.00 per share) for the six months ended June 30, 2020 and 2019, respectively. Preferred share dividends totaled $53.0 million and $53.5 million for the three months ended June 30, 2020 and 2019, respectively, and $105.0 million and $108.5 million for the six months ended June 30, 2020 and 2019, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman, and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 14.1% of our common shares outstanding at June 30, 2020.

At June 30, 2020, Tamara Hughes Gustavson owned and controlled 63 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $719,000 and $696,000 for the six months ended June 30, 2020 and 2019, respectively. Our right to continue receiving these premiums may be qualified.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

For the three and six months ended June 30, 2020, we recorded $1.5 million and $2.4 million, respectively, in compensation expense related to stock options, as compared to $1.4 million and $2.2 million for the same periods in 2019.

During the six months ended June 30, 2020, 55,000 stock options were granted, 27,500 options were exercised and 24,000 options were forfeited. A total of 2,343,167 stock options were outstanding at June 30, 2020, (2,339,667 at December 31, 2019) and have an average exercise price of $200.48.

During the six months ended June 30, 2020, 740,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022. Because these targets are not expected to be met, these options are excluded from grants during the six months ended June 30, 2020 and from options outstanding at June 30, 2020. Compensation expense with respect to these 740,000 stock options represented a $0.2 million reduction for the three months ended June 30, 2020 (none for the six months ended June 30, 2020).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

During the six months ended June 30, 2020, 15,910 RSUs were granted, 19,180 RSUs were forfeited and 80,559 RSUs vested. This vesting resulted in the issuance of 52,803 common shares. In addition, tax deposits totaling $9.1 million ($10.0 million for the same period in 2019) were made on behalf of employees in exchange for 27,756 common shares withheld upon vesting. A total of 535,321 RSUs were outstanding at June 30, 2020 (619,150 at December 31, 2019).

A total of $5.5 million and $11.2 million in RSU expense was recorded for the three and six months ended June 30, 2020, respectively, which includes approximately $0.1 million and $1.1 million, respectively in employer taxes incurred upon vesting, as compared to $4.3 million and $11.1 million for the same periods in 2019, which includes approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting.

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

June 30, 2020

(Unaudited)

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

Presentation of Segment Information

The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands)
Self-Storage Segment
Revenue	$664,542	$669,339	$1,338,743	$1,319,747
Cost of operations	(213,825)	(196,083)	(421,750)	(389,739)
Net operating income	450,717	473,256	916,993	930,008
Depreciation and amortization	(137,618)	(126,859)	(273,518)	(248,800)
Net income	313,099	346,397	643,475	681,208

Ancillary Segment
Revenue	44,743	41,611	86,624	80,241
Cost of operations	(11,782)	(11,653)	(22,727)	(22,198)
Net operating income	32,961	29,958	63,897	58,043

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	13,228	14,864	34,965	28,584

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	4,427	4,050	6,658	8,002

Total net income allocated to segments	363,715	395,269	748,995	775,837

Other items not allocated to segments:
General and administrative	(20,294)	(15,264)	(41,358)	(34,767)
Interest and other income	5,831	8,582	12,310	15,547
Interest expense	(14,145)	(12,254)	(27,766)	(20,397)
Foreign currency exchange (loss) gain	(19,295)	(5,218)	(10,350)	2,573
Gain on sale of real estate	-	341	1,117	341
Net income	$315,812	$371,456	$682,948	$739,134

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

June 30, 2020

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At June 30, 2020, there were approximately 998,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.8 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $78.2 million at June 30, 2020. We expect to pay approximately $38.2 million in the remainder of 2020, $39.1 million in 2021 and $0.9 million in 2022 for these construction commitments.

13.Subsequent Events

Subsequent to June 30, 2020, we acquired or were under contract to acquire (subject to customary closing conditions) five self-storage facilities with 268,000 net rentable square feet, for $33.3 million.

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

•risk that even though many initial restrictions due to the COVID Pandemic have eased, they could be reinstituted in case of future waves of infection or if additional pandemics occur;

•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment resulting from the COVID Pandemic. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates;

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our June 30, 2020 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Overview

Impact of COVID-19

During the three months ended June 30, 2020, the COVID-19 pandemic (the “COVID Pandemic”) has resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, closure of businesses not considered to be “essential,” as well as other direct and indirect impacts, including a rapid and dramatic increase in unemployment in the U.S. While in certain markets, such as a number of Northeastern markets, initial government restrictions were eased in response to reductions in the rate of new infections, other markets, such as Florida and Texas, have experienced significant increases in the rate of infections and consequent increases in government restrictions, and a number of markets, such as California and Washington, are experiencing resurgences in rates of infection and are re-imposing government restrictions. These restrictions as well as public concerns about the virus continue to negatively impact the economy, with unemployment continuing to be at high levels. It is also possible that stricter government restrictions, including stay at home orders, could be instituted or reinstituted in the event of future waves of infection or if additional pandemics occur. We cannot estimate the extent of the COVID Pandemic’s future negative impacts.

Our self-storage facilities have been classified as “essential” businesses under all applicable business closure orders and thus remained open to all customer activity. Although our facilities remained open, the COVID Pandemic negatively impacted our operations in the three months ended June 30, 2020 due to curtailed rate increases on existing tenants, lower fee collections, a more challenging move-in environment and increased operating expenses, in particular property manager payroll expense.

We consider the safety of our employees and customers as our first priority, and have accordingly taken significant steps to ensure safety while keeping our services available to the public. These steps include initiating our touchless online leasing platform, enforcing social distancing requirements in our property offices and grounds, and providing protective equipment, including face coverings, gloves, and plastic barriers.

We believe that our operating results have been impacted negatively by the direct and indirect effects of the COVID Pandemic, as described more fully in “General Overview” below, as well as throughout our MD&A which follows.

General Overview

Our self-storage operations generate most of our net income, and we believe that our earnings growth is most impacted by the level of organic growth in our existing self-storage portfolio, in particular, the growth in our Same Store facilities’ revenues. Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities.

Most of our facilities compete with other well-managed and well-located competitors within the local trade area, which is generally a three to five mile radius. In addition to local competition, we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends. We believe that our centralized information networks, our national telephone and online reservation system, the brand name “Public Storage,” and our economies of scale enable us to meet such challenges effectively.

In the last three years, there has been a marked increase in development of new self-storage facilities in many of the markets where we operate, due to the favorable economics of developing new properties. These newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth. These newly developed facilities generally represent “fifth generation” facilities which often have a more fresh and vibrant appearance, more amenities such as climate control, more attractive office configurations, newer design elements, and a more imposing and attractive retail presence as compared to the existing stock of self-storage facilities which were built over the last 50 years.

Our Same Store revenues declined 3.0% in the three months ended June 30, 2020 as compared to the same period in 2019, due primarily to a 2.0% reduction in realized rent per foot and a 31.8% reduction in late fees and administrative charges.

The decline in realized rent per foot was attributable to a significant curtailment of our existing tenant rate increase program, and a 13.9% year-over-year reduction in rent per foot charged to new tenants moving in during the three months ended June 30, 2020. Our trends in realized rent per foot turned increasingly negative in the three months ended June 30, 2020, from a 0.9% year over year increase in contract rent per occupied foot at March 31, 2020 to a 3.1% year over year decline at June 30, 2020.

While we have noted certain encouraging signs that, if they persist, may suggest improved storage demand, we believe that it is likely that our Same Store revenues in the last half of 2020 will decrease on a year-over-year basis at a rate higher than the year-over-year decrease in the three months ended June 30, 2020. See “Analysis of Same Store Revenues – Outlook” for further information on our revenue expectations.

In addition to managing our existing facilities for organic growth, we plan on growing through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2013 through June 30, 2020, we acquired a total of 355 facilities with 24.9 million net rentable square feet from third parties for approximately $3.3 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.7 billion, adding approximately 15.7 million net rentable square feet.

We continue to seek to acquire additional self-storage facilities from third parties. During the three months ended June 30, 2020, third party acquisition volume slowed as third party sellers delayed the sale of their properties due to economic uncertainty resulting from the COVID Pandemic. Seller inquiries have increased since June 30, 2020, with five properties under contract for an aggregate purchase price of $33.3 million, and negotiations under way on additional facilities. Volume later in 2020 could increase further if leveraged owners of recently developed facilities are forced to sell, the economy stabilizes and seller confidence returns, or additional owners are otherwise motivated to sell. There can be no assurance as to the level of future acquisitions of facilities.

At June 30, 2020, we had a development pipeline to develop ten new self-storage facilities and expand 29 existing self-storage facilities, which will add approximately 3.8 million net rentable square feet at a cost of $556.2 million. The COVID Pandemic could delay the estimated timing of completion of our existing pipeline of development and expansion projects, because some jurisdictions may shut down or delay entitlement activities, and further “stay at home” orders, among other potential causes, could potentially delay construction activities. We continue to monitor our projects to ensure they still meet our risk-adjusted yield expectations. Given the impact of the COVID Pandemic on our operations, we determined to cease pursuit of several early stage development and expansion projects, and incurred $3.2 million in incremental general and administrative expense on the related cumulative costs incurred. See “self-storage operations – Developed Facilities” for further information on our development activities.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed “fifth generation” facilities), we have commenced a comprehensive program to rebrand our properties, in order to develop more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. This program has initially been concentrated in properties located in a limited number of markets. The extent to which we continue this program in additional markets, and the relative scope of work, will depend in part upon the results of the initial implementation of the program. The cost of this program is included in “capital expenditures to maintain our real estate facilities” on our statements of cash flow, and the program is discussed more fully in “Liquidity and Capital Resources – Capital Expenditure Requirements” below.

As of June 30, 2020, we expect capital resources over the next year of approximately $1.9 billion, which exceeds our currently identified capital needs of approximately $931.1 million. Our expected capital resources include: (i) $1.3 billion of cash as of June 30, 2020, (ii) $480.7 million of available borrowing capacity on our revolving line of credit and (iii) approximately $150 million to $200 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $33.3 million in property acquisitions currently under contract, $495.0 million to redeem our Series V Preferred Shares on July 10, 2020 and $402.8 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended June 30, 2020

For the three months ended June 30, 2020, net income allocable to our common shareholders was $246.1 million or $1.41 per diluted common share, compared to $306.4 million or $1.76 per diluted common share in 2019 representing a decrease of $60.3 million or $0.35 per diluted common share. The decrease is due primarily to (i) a $22.5 million decrease in self-storage net operating income (described below), (ii) a $14.1 million decrease due to the impact of foreign currency exchange losses associated with our Euro denominated debt, and (iii) a $10.8 million increase in depreciation and amortization expense.

The $22.5 million decrease in self-storage net operating income is a result of a $30.2 million decrease in our Same Store Facilities (as defined below), offset by a $7.6 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities decreased 3.0% or $18.7 million in the three months ended June 30, 2020 as compared to 2019, due primarily to lower realized annual rent per occupied square foot and reduced late charges and administrative fees. Cost of operations for the Same Store Facilities increased by 6.7% or $11.5 million in the three months ended June 30, 2020 as compared to 2019, due primarily to a 20.7% ($6.4 million) increase in on-site property manager payroll and 36.9% ($4.6 million) increase in marketing expenses. The increase in net operating income of $7.6 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2019 and 2020 and the fill-up of recently developed and expanded facilities.

Operating Results for the Six Months Ended June 30, 2020

For the six months ended June 30, 2020, net income allocable to our common shareholders was $559.3 million or $3.20 per diluted common share, compared to $608.2 million or $3.49 per diluted common share in 2019 representing a decrease of $48.9 million or $0.29 per diluted common share. The decrease is due primarily to (i) a $13.0 million decrease in self-storage net operating income (described below), (ii) a $12.9 million decrease due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, and (iii) a $24.7 million increase in depreciation and amortization expense.

The $13.0 million decrease in self-storage net operating income is a result of a $29.9 million decrease in our Same Store Facilities (as defined below), offset by a $16.9 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities decreased 0.9% or $11.5 million in the six months ended June 30, 2020 as compared to 2019, due primarily to reduced late charges and administrative fees. Cost of operations for the Same Store Facilities increased by 5.3% or $18.4 million in the six months ended June 30, 2020 as compared to 2019, due primarily to a 46.1% ($9.9 million) increase in marketing expenses and a 12.0% ($7.4 million) increase in on-site property manager payroll expense. The increase in net operating income of $16.9 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2019 and 2020 and the fill-up of recently developed and expanded facilities.

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

For the three months ended June 30, 2020, FFO was $2.28 per diluted common share, as compared to $2.57 per diluted common share for the same period in 2019, representing a decrease of 11.3%, or $0.29 per diluted common share.

For the six months ended June 30, 2020, FFO was $4.90 per diluted common share, as compared to $5.09 per diluted common share for the same period in 2019, representing a decrease of 3.7%, or $0.19 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.41	$1.76	$3.20	$3.49
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.87	0.82	1.75	1.61
Gains on sale of real estate investments,
including our equity share from
investments	-	(0.01)	(0.05)	(0.01)
FFO per share	$2.28	$2.57	$4.90	$5.09

Computation of FFO per Share:

Net income allocable to common shareholders	$246,119	$306,411	$559,253	$608,154
Eliminate items excluded from FFO:
Depreciation and amortization	136,821	126,859	271,958	248,800
Depreciation from unconsolidated
real estate investments	16,872	17,247	35,115	34,761
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(938)	(1,088)	(1,899)	(2,286)
Gains on sale of real estate investments,
including our equity share from
investments and other	-	(992)	(9,241)	(992)
FFO allocable to common shares	$398,874	$448,437	$855,186	$888,437
Diluted weighted average common shares	174,575	174,542	174,596	174,459
FFO per share	$2.28	$2.57	$4.90	$5.09

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of casualties, due diligence costs incurred in strategic transactions, and contingency resolutions. We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change

FFO per share	$2.28	$2.57	(11.3)%	$4.90	$5.09	(3.7)%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.11	0.03		0.06	(0.01)
Application of EITF D-42	0.09	0.05		0.09	0.10
Other items	(0.02)	(0.01)		(0.01)	-
Core FFO per share	$2.46	$2.64	(6.8)%	$5.04	$5.18	(2.7)%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our June 30, 2020 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,224 facilities that we have owned and operated on a stabilized basis since January 1, 2018 (the “Same Store Facilities”), (ii) 84 facilities we acquired after December 31, 2017 (the “Acquired facilities”), (iii) 147 facilities that have been newly developed or expanded, or that we expect to commence expansion by December 31, 2020 (the “Newly developed and expanded facilities”) and (iv) 45 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2018 (the “Other non-same store facilities”). See Note 11 to our June 30, 2020 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2020		2019	Change	2020	2019	Change
(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$597,350	$616,055	(3.0)%	$1,206,885	$1,218,352	(0.9)%
Acquired facilities	13,603	6,440	111.2%	25,472	10,361	145.8%
Newly developed and expanded facilities	43,203	36,174	19.4%	85,488	69,889	22.3%
Other non-same store facilities	10,386	10,670	(2.7)%	20,898	21,145	(1.2)%
	664,542	669,339	(0.7)%	1,338,743	1,319,747	1.4%
Cost of operations:
Same Store facilities	183,359	171,881	6.7%	363,640	345,205	5.3%
Acquired facilities	6,918	2,857	142.1%	12,430	4,971	150.1%
Newly developed and expanded facilities	19,309	17,583	9.8%	37,657	32,029	17.6%
Other non-same store facilities	4,239	3,762	12.7%	8,023	7,534	6.5%
	213,825	196,083	9.0%	421,750	389,739	8.2%
Net operating income (a):
Same Store facilities	413,991	444,174	(6.8)%	843,245	873,147	(3.4)%
Acquired facilities	6,685	3,583	86.6%	13,042	5,390	142.0%
Newly developed and expanded facilities	23,894	18,591	28.5%	47,831	37,860	26.3%
Other non-same store facilities	6,147	6,908	(11.0)%	12,875	13,611	(5.4)%
Total net operating income	450,717	473,256	(4.8)%	916,993	930,008	(1.4)%

Depreciation and amortization expense:
Same Store facilities	(105,801)	(101,587)	4.1%	(210,169)	(201,941)	4.1%
Acquired facilities	(9,808)	(5,899)	66.3%	(19,330)	(9,591)	101.5%
Newly developed and expanded facilities	(15,131)	(13,560)	11.6%	(30,240)	(25,516)	18.5%
Other non-same store facilities	(6,878)	(5,813)	18.3%	(13,779)	(11,752)	17.2%
Total depreciation and
amortization expense	(137,618)	(126,859)	8.5%	(273,518)	(248,800)	9.9%

Net income (loss):
Same Store facilities	308,190	342,587	(10.0)%	633,076	671,206	(5.7)%
Acquired facilities	(3,123)	(2,316)	34.8%	(6,288)	(4,201)	49.7%
Newly developed and expanded facilities	8,763	5,031	74.2%	17,591	12,344	42.5%
Other non-same store facilities	(731)	1,095	(166.8)%	(904)	1,859	(148.6)%
Total net income	$313,099	$346,397	(9.6)%	$643,475	$681,208	(5.5)%

Number of facilities at period end:
Same Store facilities				2,224	2,224	-
Acquired facilities				84	47	78.7%
Newly developed and expanded facilities				147	140	5.0%
Other non-same store facilities				45	45	0.0%
				2,500	2,456	1.8%
Net rentable square footage at period end:
Same Store facilities				143,890	143,890	-
Acquired facilities				5,950	3,057	94.6%
Newly developed and expanded facilities				17,162	15,482	10.9%
Other non-same store facilities				3,601	3,578	0.6%
				170,603	166,007	2.8%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results. See Note 11 to our June 30, 2020 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has decreased 4.8% and 1.4% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease is due primarily to reduced Same Store revenues and increased Same Store expenses, offset partially by the acquisition and development of new facilities and the fill-up of unstabilized facilities.

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

The following table summarizes the historical operating results of these 2,224 facilities (143.9 million net rentable square feet) that represent approximately 84% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2020.

Selected Operating Data for the Same Store Facilities (2,224 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$579,643	$590,082	(1.8)%	$1,163,375	$1,165,644	(0.2)%
Late charges and
administrative fees	17,707	25,973	(31.8)%	43,510	52,708	(17.5)%
Total revenues (a)	597,350	616,055	(3.0)%	1,206,885	1,218,352	(0.9)%

Cost of operations:
Property taxes	70,003	67,550	3.6%	140,190	134,377	4.3%
On-site property manager
payroll	37,496	31,067	20.7%	69,550	62,102	12.0%
Supervisory payroll	10,839	10,213	6.1%	21,652	20,264	6.8%
Repairs and maintenance	11,308	12,068	(6.3)%	23,703	25,826	(8.2)%
Utilities	9,124	9,921	(8.0)%	19,554	21,217	(7.8)%
Marketing	17,005	12,426	36.9%	31,301	21,427	46.1%
Other direct property costs	16,498	16,643	(0.9)%	32,950	33,487	(1.6)%
Allocated overhead	11,086	11,993	(7.6)%	24,740	26,505	(6.7)%
Total cost of operations (a)	183,359	171,881	6.7%	363,640	345,205	5.3%
Net operating income	413,991	444,174	(6.8)%	843,245	873,147	(3.4)%
Depreciation and
amortization expense	(105,801)	(101,587)	4.1%	(210,169)	(201,941)	4.1%
Net income	$308,190	$342,587	(10.0)%	$633,076	$671,206	(5.7)%

Gross margin (before depreciation
and amortization expense)	69.3%	72.1%	(3.9)%	69.9%	71.7%	(2.5)%

Weighted average for the period:
Square foot occupancy	94.2%	94.0%	0.2%	93.7%	93.2%	0.5%

Realized annual rental income per (b):
Occupied square foot	$17.10	$17.45	(2.0)%	$17.26	$17.38	(0.7)%
Available square foot	$16.11	$16.40	(1.8)%	$16.17	$16.20	(0.2)%

At June 30:
Square foot occupancy				94.6%	94.1%	0.5%
Annual contract rent per
occupied square foot (c)				$17.35	$17.91	(3.1)%

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities decreased by 3.0% and 0.9% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These decreases were due to (i) a 1.8% and 0.2% decrease in rental income for the three and six months, respectively, due primarily to a reduction in realized annual rent per occupied square foot, and (ii) a 31.8% and 17.5% reduction in late fees and administrative charges collected for the three and six months, respectively.

Revenue Strategy

We believe that occupancies of at least 90% help maximize our rental income and, as a result we regularly adjust the rental rates and promotional discounts offered (generally, “$1.00 rent for the first month”), as well as adjusting our marketing efforts on the Internet and other channels in order to generate sufficient move-in volume to replace tenants that vacate.

We typically increase rental rates to our long-term tenants (generally, those that have been with us for at least a year) once per year. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs, by considering the customer’s in-place rent and prevailing market rents, among other factors. Most of our revenue growth in the last few years has come primarily from existing tenant rate increases.

Realized Annual Rent per Occupied Square Foot

Realized annual rent per occupied square foot decreased 0.7% for the six months ended June 30, 2020 as compared to the same period in 2019. On a quarterly basis, realized annual rent per occupied square foot increased 0.8% in the three months ended March 31, 2020 as compared to the same period in 2019, and turned increasingly negative during the three months ended June 30, 2020, decreasing 2.0% as compared to the same period in 2019. At June 30, 2020, contract rent per occupied square foot was 3.1% lower than at June 30, 2019, as compared to a 0.9% increase at March 31, 2020 as compared to March 31, 2019.

The reduction in realized annual rent per occupied square foot during the three and six month periods in 2020 compared to the same periods in 2019, and the change from an 0.9% year-over-year increase in contract rent per occupied square foot at March 31, 2020 to a 3.1% reduction at June 30, 2020, were primarily due to two factors: (i) a year-over-year reduction in market rental rates charged to new tenants and (ii) conservative rate increases to existing long-term tenants.

The year-over-year reduction in market rental rates charged to new tenants was due to our response to softening demand caused by (i) the negative economic impact caused by the COVID Pandemic which has affected all our markets and (ii) increased supply of newly constructed facilities, most notably in markets such as Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, Minneapolis, New York and Portland. To offset softness in demand, we significantly reduced move-in rental rates and, as a result, rental rates for tenants moving in were 13.9% and 9.2% lower in the three and six months ended June 30, 2020, respectively, as compared to the same periods last year. We believe such action, in part, helped maintain our occupancy levels. With respect to being conservative on rate increases to existing longer term tenants, this was a decision predicated primarily on our anticipation of a negative economic impact on our tenants.

Throughout 2019 and the first six months of 2020, we have had an increased average length of stay. Until the quarter ended June 30, 2020 when we significantly curtailed rent increases, the increased average length of stay contributed to an increased beneficial effect of rent increases to existing tenants, due to more long-term customers who were eligible for rate increases.

Occupancy Levels

We maintained our occupancy levels at 94.2% and 94.0% during the three months ended June 30, 2020 and 2019, despite a significant reduction in demand, we believe, from the impact of the COVID Pandemic. Reduced demand was mitigated by (i) the aforementioned 13.9% reduction in rates charged to new tenants, (ii) an 8.7% reduction in move-outs during the three months ended June 30, 2020 as compared to the same period in 2019, and (iii) an increase in marketing spend as noted below.

Demand historically has been higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants have typically been higher in the summer months than in the winter months. Demand fluctuates due to various local and regional factors, including the overall economy. Demand into our system is also impacted by new supply of self-storage space as well as alternatives to self-storage.

Late Charges and Administrative Fees

We experienced a 31.8% and 17.5% reduction in late fees and administrative fees collected during the three and six months ended June 30, 2020 as compared to the same periods in 2019. This decrease was due to the following factors in the three months ended June 30, 2020: (i) reduced late fees charged due to an acceleration in average collections relative to the late fee date, (ii) an increase in customer concessions, (iii) a reduction in lien fees collected due to the suspension and delay of auctions, and to a lesser extent, (iv) reduced move-in administrative fees due to lower move-ins.

Bad Debt and Collection Losses

Our ability to collect customer rent was challenged in the three months ended June 30, 2020 by the COVID Pandemic due to (i) consumer stress resulting from unemployment, furloughs, and reduced small business activity, (ii) the temporary delay of auctions due to logistical difficulties or governmental restrictions, and (iii) temporary closures of venues that auction bidders typically used to resell their goods. Nonetheless, we did not experience a significant increase in bad debt from historical levels, because we believe the federal government stimulus and supplements to unemployment benefits mitigated consumer stress, and we took certain steps to augment our collection efforts and accelerate payment by our customers.

Selected Key Statistical Data

The following table sets forth average annual contract rent per foot, and total square footage, for tenants moving in and moving out during each of the three and six months ended June 30, 2020 and 2019. It also includes promotional discounts, based upon the move-in contractual rates for related promotional period.

Three Months Ended June 30,				Six Months Ended June 30,
2020		2019	Change	2020	2019	Change
($ amounts in thousands, except for per square foot amounts)
Tenants moving in during the period:
Average annual contract rent per foot	$11.86	$13.77	(13.9)%	$12.41	$13.67	(9.2)%
Square footage	26,517	28,858	(8.1)%	51,798	53,781	(3.7)%
Promotional discounts given	$18,131	$20,057	(9.6)%	$38,229	$40,530	(5.7)%

Tenants moving out during the period:
Average annual contract rent per foot	$15.28	$15.98	(4.4)%	$15.58	$15.98	(2.5)%
Square footage	23,785	26,050	(8.7)%	47,664	49,762	(4.2)%

Promotional discounts declined due to lower rates and a lower level of move-ins, offset by a higher proportion of tenants that received a move-in promotional discount.

Revenue Outlook

The timing of any improvement in revenue trends and a return to revenue growth is dependent upon the extent to which we can increase existing tenant rates and new tenant move-in rental rates, which in turn are dependent upon factors such as storage demand and customer behavior, which are outside of our control and difficult to predict, particularly given the COVID Pandemic.

Beginning partway through the second quarter and continuing subsequent to June 30, 2020, we have noted encouraging signs that, if they persist, may suggest improved storage demand and a gradual improvement in rental rate trends in the medium term, including (i) year-over-year occupancy levels have increased, (ii) the level of move-in rental rate decreases have moderated and (iii) move out rates continue to remain low.

As noted above, we significantly curtailed existing tenant rate increases during the three months ended June 30, 2020. We have recently begun reinstituting modest existing tenant rate increases. We will seek to cautiously, over time, increase the level of existing tenant rate increases to historical averages, while monitoring customer sensitivity to rate increases during the current recessionary environment.

As noted above, we did not experience an expected increase in bad debt losses; however, we still believe it is reasonably likely that bad debt losses will increase as extended unemployment benefits end or due to other factors.

While late charges and administrative fees represent only approximately 4% of nominal revenues, as noted above, they contributed nearly half the revenue decrease in the three months ended June 30, 2020. We believe that a significant portion of the decrease is due to short-term factors such as reduced move-ins affecting administrative fees, and increased customer concessions with respect to late fees and auction lien fees charged. In addition, certain measures we took which accelerated rent collections, also reduced the level of late fees charged. To the extent that we maintain those measures, late fees charged could be impacted.

Despite the encouraging signs noted above, when considering the 3.1% year-over-year reduction in in-place contractual rent per occupied foot at June 30, 2020 as compared to June 30, 2019, the potential persistence of decreases in late charges and administrative fees, as well as the various factors noted above, we believe that it is likely that our total revenue (inclusive of late fees and administrative fees) in the last half of 2020 will decrease on a year-over-year basis at a rate that is higher than the year-over-year decrease in the three months ended June 30, 2020. There can be no assurance how quickly we can return to revenue growth after 2020.

Notwithstanding our expectations, we are in a time of significant uncertainty, and there are reasonably possible circumstances and events which could result in actual future revenues being significantly lower than our expectations, including the following:

•Storage demand could decline due to increased recessionary circumstances, worsening of the COVID Pandemic, or other factors.

•The recent trend of year over year declines in move-outs could reverse to the extent it was driven by temporary factors such as stay-at-home orders, delays in our auction process, customer caution about exposure to virus risk, or our curtailment of existing tenant rate increases. If move-outs were to increase, particularly with respect to long-term customers at higher rates as we have seen in previous recessionary circumstances, we could experience a more pronounced level of reduction in realized rent per occupied square foot.

•It is possible that the COVID Pandemic could impact current seasonal demand trends in the short or long term, due to changes in certain factors impacting moving trends, such as potentially fewer college students living on-campus in favor of online learning or an increase in working from home reducing the necessity of moving for employment reasons.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 6.7% and 5.3% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, due primarily to increased on-site property manager payroll, property tax and marketing expense.

Property tax expense increased 3.6% and 4.3% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. We expect property tax expense growth of approximately 3.5% in the remainder of 2020 due primarily to higher assessed values (excluding the potential impact of the California initiative noted below) and, to a lesser extent, increased tax rates.

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

On-site property manager payroll expense increased 20.7% and 12.0% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The significant increase in the three and six months is due to a temporary $3.00 hourly wage increase, and enhancement of paid time off benefits, to virtually all of our property managers to enable them to keep working, which began April 1, 2020 and ended June 30, 2020. While these measures could be re-instituted if necessary, we currently have no plans to do so. We expect continued inflationary increases in on-site property manager payroll expense in the last six months of 2020 as compared to the same period in 2019.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 6.1% and 6.8% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, due to increased headcount and higher wages. We expect similar increases in the remainder of 2020.

Repairs and maintenance expense decreased 6.3% and 8.2% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Repair and maintenance costs include snow removal expense totaling $0.1 million and $2.0 million in the three and six months ended June 30, 2020, respectively, as compared to $0.3 million and $3.2 million in the same periods in 2019. Excluding snow removal costs, repairs and maintenance decreased 4.8% and 4.4% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 8.0% and 7.8% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable. We are making investments in energy saving technology such as solar power and LED lights which generate favorable returns on investment in the form of lower utility usage. We expect continued modest reductions in the remainder of 2020, based upon the expected level of and timing of such investments.

Marketing expense is comprised principally of Internet advertising, television advertising, and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 36.9% and 46.1% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These increases are due primarily to higher traditional “per click” advertising on paid search platforms as we have sought to attract more customers for our space, and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers. To a lesser extent, the increases reflects additional spending on social media outlets as well as aggregator websites, as we believe these channels provide exposure to incremental customers at a favorable cost. We expect continued increases in marketing expense in the remainder of 2020.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, and the cost of operating each property’s rental office. These costs decreased 0.9% and 1.6% in in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect inflationary increases in other direct property costs in the remainder of 2020.

Allocated overhead represents administrative expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. These amounts also include the costs of senior executives responsible for these processes (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense). Allocated overhead decreased 7.6% and 6.7% in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, due primarily to reduced headcount, reduced travel expenses, and the impact of an annual national leadership and sales conference which occurred in the three months ended March 31, 2019 but is not expected to occur in 2020. We expect minimal increases in allocated overhead in the remainder of 2020.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 4.1% in each of the three and six month periods ended June 30, 2020, respectively, as compared to the same periods in 2019, due primarily to elevated capital expenditures. We expect modest increases in depreciation expense in the remainder of the remainder of 2020.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2020	$609,535	$597,350
2019	$602,297	$616,055	$628,573	$615,268	$2,462,193

Total cost of operations:
2020	$180,281	$183,359
2019	$173,324	$171,881	$175,983	$140,306	$661,494

Property taxes:
2020	$70,187	$70,003
2019	$66,827	$67,550	$67,353	$38,904	$240,634

Repairs and maintenance:
2020	$12,395	$11,308
2019	$13,758	$12,068	$13,166	$12,572	$51,564

Marketing:
2020	$14,296	$17,005
2019	$9,001	$12,426	$14,345	$13,230	$49,002

REVPAF:
2020	$16.23	$16.11
2019	$16.00	$16.40	$16.71	$16.37	$16.37

Weighted average realized annual rent per occupied square foot:
2020	$17.43	$17.10
2019	$17.30	$17.45	$17.74	$17.59	$17.52

Weighted average occupancy levels for the period:
2020	93.1%	94.2%
2019	92.5%	94.0%	94.2%	93.1%	93.4%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (212, 14.9)	$93,023	$94,727	(1.8)%	$188,222	$187,485	0.4%
San Francisco (128, 7.9)	50,393	50,695	(0.6)%	100,949	100,134	0.8%
New York (89, 6.2)	37,649	39,271	(4.1)%	76,441	77,648	(1.6)%
Seattle-Tacoma (86, 5.8)	28,322	28,713	(1.4)%	56,789	56,568	0.4%
Washington DC (89, 5.5)	27,768	28,561	(2.8)%	55,916	56,289	(0.7)%
Miami (81, 5.7)	26,644	28,120	(5.2)%	54,253	55,911	(3.0)%
Chicago (129, 8.1)	28,932	29,688	(2.5)%	58,515	58,675	(0.3)%
Atlanta (99, 6.5)	20,620	21,988	(6.2)%	41,807	43,553	(4.0)%
Dallas-Ft. Worth (102, 6.5)	20,695	21,440	(3.5)%	41,895	42,602	(1.7)%
Houston (84, 5.8)	17,518	18,513	(5.4)%	35,621	37,146	(4.1)%
Orlando-Daytona (72, 4.5)	14,929	15,727	(5.1)%	30,341	31,124	(2.5)%
Philadelphia (56, 3.5)	14,549	14,766	(1.5)%	29,279	29,070	0.7%
West Palm Beach (38, 2.5)	11,207	11,662	(3.9)%	22,834	23,132	(1.3)%
Tampa (52, 3.5)	11,290	11,971	(5.7)%	22,980	23,737	(3.2)%
Charlotte (50, 3.8)	9,994	10,462	(4.5)%	20,278	20,759	(2.3)%
All other markets (857, 53.2)	183,817	189,751	(3.1)%	370,765	374,519	(1.0)%
Total revenues	$597,350	$616,055	(3.0)%	$1,206,885	$1,218,352	(0.9)%

Net operating income:
Los Angeles	$73,881	$77,380	(4.5)%	$151,031	$152,958	(1.3)%
San Francisco	39,518	40,669	(2.8)%	79,459	80,146	(0.9)%
New York	25,382	27,517	(7.8)%	51,060	53,191	(4.0)%
Seattle-Tacoma	20,829	21,902	(4.9)%	42,176	43,133	(2.2)%
Washington DC	19,479	20,839	(6.5)%	39,483	40,777	(3.2)%
Miami	17,573	19,780	(11.2)%	36,575	39,415	(7.2)%
Chicago	15,452	15,765	(2.0)%	29,446	29,030	1.4%
Atlanta	13,921	15,778	(11.8)%	29,123	31,552	(7.7)%
Dallas-Ft. Worth	12,654	13,941	(9.2)%	26,277	27,794	(5.5)%
Houston	10,279	11,640	(11.7)%	21,541	23,463	(8.2)%
Orlando-Daytona	9,901	11,161	(11.3)%	20,569	22,035	(6.7)%
Philadelphia	9,800	10,358	(5.4)%	19,875	20,357	(2.4)%
West Palm Beach	7,718	8,532	(9.5)%	16,090	16,950	(5.1)%
Tampa	7,171	8,234	(12.9)%	14,891	16,330	(8.8)%
Charlotte	7,047	7,624	(7.6)%	14,509	15,141	(4.2)%
All other markets	123,386	133,054	(7.3)%	251,140	260,875	(3.7)%
Total net operating income	$413,991	$444,174	(6.8)%	$843,245	$873,147	(3.4)%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Weighted average square foot
occupancy:
Los Angeles	96.3%	95.2%	1.2%	95.8%	95.0%	0.8%
San Francisco	95.3%	94.9%	0.4%	94.6%	94.3%	0.3%
New York	94.7%	94.6%	0.1%	94.1%	93.9%	0.2%
Seattle-Tacoma	94.1%	93.9%	0.2%	93.4%	92.8%	0.6%
Washington DC	94.3%	94.5%	(0.2)%	93.5%	93.1%	0.4%
Miami	93.1%	93.0%	0.1%	92.9%	92.5%	0.4%
Chicago	93.6%	92.5%	1.2%	92.6%	91.0%	1.8%
Atlanta	92.0%	93.6%	(1.7)%	91.9%	93.1%	(1.3)%
Dallas-Ft. Worth	92.8%	92.5%	0.3%	92.3%	91.8%	0.5%
Houston	91.5%	89.3%	2.5%	91.5%	89.1%	2.7%
Orlando-Daytona	94.3%	94.8%	(0.5)%	94.0%	94.3%	(0.3)%
Philadelphia	95.7%	96.0%	(0.3)%	95.3%	95.3%	0.0%
West Palm Beach	94.1%	94.3%	(0.2)%	94.2%	93.8%	0.4%
Tampa	92.6%	93.1%	(0.5)%	92.2%	92.5%	(0.3)%
Charlotte	91.9%	92.2%	(0.3)%	91.6%	91.6%	0.0%
All other markets	94.7%	94.5%	0.2%	93.9%	93.5%	0.4%
Total weighted average
square foot occupancy	94.2%	94.0%	0.2%	93.7%	93.2%	0.5%

Realized annual rent per
occupied square foot:
Los Angeles	$25.46	$25.86	(1.5)%	$25.73	$25.63	0.4%
San Francisco	26.35	26.45	(0.4)%	26.51	26.27	0.9%
New York	25.21	25.96	(2.9)%	25.56	25.80	(0.9)%
Seattle-Tacoma	20.11	20.24	(0.6)%	20.24	20.16	0.4%
Washington DC	20.88	21.18	(1.4)%	21.07	21.14	(0.3)%
Miami	19.53	20.37	(4.1)%	19.81	20.33	(2.6)%
Chicago	14.70	15.02	(2.1)%	14.93	15.09	(1.1)%
Atlanta	13.16	13.56	(2.9)%	13.23	13.46	(1.7)%
Dallas-Ft. Worth	13.21	13.55	(2.5)%	13.35	13.55	(1.5)%
Houston	12.73	13.59	(6.3)%	12.86	13.66	(5.9)%
Orlando-Daytona	13.37	13.85	(3.5)%	13.53	13.75	(1.6)%
Philadelphia	16.54	16.54	0.0%	16.61	16.37	1.5%
West Palm Beach	18.27	18.68	(2.2)%	18.48	18.60	(0.6)%
Tampa	13.58	14.12	(3.8)%	13.76	14.06	(2.1)%
Charlotte	10.96	11.29	(2.9)%	11.08	11.26	(1.6)%
All other markets	14.12	14.40	(1.9)%	14.24	14.33	(0.6)%
Total realized rent per
occupied square foot	$17.10	$17.45	(2.0)%	$17.26	$17.38	(0.7)%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
REVPAF:
Los Angeles	$24.51	$24.62	(0.4)%	$24.64	$24.35	1.2%
San Francisco	25.12	25.09	0.1%	25.08	24.77	1.3%
New York	23.87	24.54	(2.7)%	24.06	24.23	(0.7)%
Seattle-Tacoma	18.93	19.01	(0.4)%	18.90	18.72	1.0%
Washington DC	19.69	20.01	(1.6)%	19.70	19.69	0.1%
Miami	18.18	18.94	(4.0)%	18.40	18.81	(2.2)%
Chicago	13.75	13.90	(1.1)%	13.82	13.74	0.6%
Atlanta	12.10	12.69	(4.6)%	12.17	12.53	(2.9)%
Dallas-Ft. Worth	12.26	12.54	(2.2)%	12.33	12.44	(0.9)%
Houston	11.65	12.13	(4.0)%	11.76	12.17	(3.4)%
Orlando-Daytona	12.61	13.13	(4.0)%	12.72	12.96	(1.9)%
Philadelphia	15.83	15.88	(0.3)%	15.82	15.60	1.4%
West Palm Beach	17.19	17.61	(2.4)%	17.41	17.43	(0.1)%
Tampa	12.57	13.13	(4.3)%	12.69	13.00	(2.4)%
Charlotte	10.07	10.40	(3.2)%	10.15	10.31	(1.6)%
All other markets	13.36	13.60	(1.8)%	13.38	13.40	(0.1)%
Total REVPAF	$16.11	$16.40	(1.8)%	$16.17	$16.20	(0.2)%

The declining Same Store revenue trends noted above affected nearly all of our markets. We believe that our geographic diversification and scale across substantially all major metropolitan markets in the U.S. provides some insulation from localized economic effects and enhances the stability of our cash flows. It is difficult to predict localized trends in short-term self-storage demand and operating results. Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Acquired Facilities

The Acquired Facilities represent 84 facilities that we acquired in 2018, 2019, and the first six months of 2020. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change (a)	2020	2019	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2018 Acquisitions	$4,244	$3,982	$262	$8,370	$7,706	$664
2019 Acquisitions	7,533	2,458	5,075	14,594	2,655	11,939
2020 Acquisitions	1,826	-	1,826	2,508	-	2,508
Total revenues	13,603	6,440	7,163	25,472	10,361	15,111

Cost of operations (b):
2018 Acquisitions	1,949	1,993	(44)	3,818	4,047	(229)
2019 Acquisitions	3,500	864	2,636	6,813	924	5,889
2020 Acquisitions	1,469	-	1,469	1,799	-	1,799
Total cost of operations	6,918	2,857	4,061	12,430	4,971	7,459

Net operating income:
2018 Acquisitions	2,295	1,989	306	4,552	3,659	893
2019 Acquisitions	4,033	1,594	2,439	7,781	1,731	6,050
2020 Acquisitions	357	-	357	709	-	709
Net operating income	6,685	3,583	3,102	13,042	5,390	7,652
Depreciation and
amortization expense	(9,808)	(5,899)	(3,909)	(19,330)	(9,591)	(9,739)
Net loss	$(3,123)	$(2,316)	$(807)	$(6,288)	$(4,201)	$(2,087)

At June 30:
Square foot occupancy:
2018 Acquisitions				93.4%	86.8%	7.6%
2019 Acquisitions				91.8%	78.2%	17.4%
2020 Acquisitions				68.6%	-	-
				87.7%	82.7%	6.0%
Annual contract rent per
occupied square foot:
2018 Acquisitions				$11.00	$11.73	(6.2)%
2019 Acquisitions				10.63	12.48	(14.8)%
2020 Acquisitions				12.56	-	-
				$11.03	$12.07	(8.6)%

Number of facilities:
2018 Acquisitions				25	25	-
2019 Acquisitions				44	22	22
2020 Acquisitions				15	-	15
				84	47	37
Net rentable square feet (in thousands):
2018 Acquisitions				1,629	1,629	-
2019 Acquisitions				3,154	1,428	1,726
2020 Acquisitions				1,167	-	1,167
				5,950	3,057	2,893

ACQUIRED FACILITIES (Continued)	As of June 30, 2020
Costs to acquire (in thousands):
2018 Acquisitions	$181,020
2019 Acquisitions	429,850
2020 Acquisitions	253,331
$864,201

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

The Acquired Facilities have an aggregate of approximately 6.0 million net rentable square feet, including 0.8 million in Virginia, 0.5 million in each of Florida and Texas, 0.4 million in each of Georgia, Indiana, Minnesota, Nebraska and Ohio, 0.3 million in each of California, Massachusetts, South Carolina and Tennessee and 1.0 million in other states.

For the six months ended June 30, 2020, the weighted average annualized yield on cost, based upon net operating income, for the 25 facilities acquired in 2018 was 5.0%. The yield for the facilities acquired in the six months ended June 30, 2020 is not meaningful due to our limited ownership period, and the yield for the facilities acquired in 2019 is not meaningful due to the presence of unstabilized facilities.

We continue to seek to acquire additional self-storage facilities from third parties. During the three months ended June 30, 2020, third party acquisition volume slowed as third party sellers delayed the sale of their properties due to economic uncertainty resulting from the COVID Pandemic. Seller inquiries have increased since June 30, 2020, with five properties under contract for an aggregate purchase price of $33.3 million, and negotiations under way on additional facilities. Volume later in 2020 could increase further if leveraged owners of recently developed facilities are forced to sell, the economy stabilizes and seller confidence returns, or additional owners are otherwise motivated to sell. There can be no assurance as to the level of future acquisitions of facilities.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended June 30, 2020 and 2019 totaled $9.8 million and $5.9 million, respectively, and $19.3 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at June 30, 2020, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $35.9 million in the year ending December 31, 2020. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2020.

Developed and Expanded Facilities

The developed and expanded facilities include 76 facilities that were developed on new sites since January 1, 2015, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 20 were completed at January 1, 2019, 32 were completed in the 18 months ended June 30, 2020, and 19 are currently in process or are expected to commence renovation in 2020. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change (a)	2020	2019	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2015	$4,428	$4,324	$104	$8,939	$8,560	$379
Developed in 2016 - 2018	16,775	13,536	3,239	33,146	25,798	7,348
Developed in 2019	1,443	216	1,227	2,518	226	2,292
Developed in 2020	7	-	7	7	-	7
Expansions completed before 2019	8,182	7,133	1,049	16,244	13,750	2,494
Expansions completed in 2019 or 2020	7,199	5,303	1,896	14,120	10,178	3,942
Expansions in process	5,169	5,662	(493)	10,514	11,377	(863)
Total revenues	43,203	36,174	7,029	85,488	69,889	15,599

Cost of operations (b):
Developed in 2015	1,479	1,615	(136)	3,062	3,016	46
Developed in 2016 - 2018	7,753	7,465	288	15,283	14,356	927
Developed in 2019	1,282	652	630	2,353	737	1,616
Developed in 2020	51	-	51	51	-	51
Expansions completed before 2019	2,961	2,787	174	5,787	5,162	625
Expansions completed in 2019 or 2020	4,233	3,611	622	8,099	5,833	2,266
Expansions in process	1,550	1,453	97	3,022	2,925	97
Total cost of operations	19,309	17,583	1,726	37,657	32,029	5,628

Net operating income (loss):
Developed in 2015	2,949	2,709	240	5,877	5,544	333
Developed in 2016 - 2018	9,022	6,071	2,951	17,863	11,442	6,421
Developed in 2019	161	(436)	597	165	(511)	676
Developed in 2020	(44)	-	(44)	(44)	-	(44)
Expansions completed before 2019	5,221	4,346	875	10,457	8,588	1,869
Expansions completed in 2019 or 2020	2,966	1,692	1,274	6,021	4,345	1,676
Expansions in process	3,619	4,209	(590)	7,492	8,452	(960)
Net operating income	23,894	18,591	5,303	47,831	37,860	9,971
Depreciation and
amortization expense	(15,131)	(13,560)	(1,571)	(30,240)	(25,516)	(4,724)
Net income	$8,763	$5,031	$3,732	$17,591	$12,344	$5,247

At June 30:
Square foot occupancy:
Developed in 2015				94.3%	93.2%	1.2%
Developed in 2016 - 2018				89.1%	74.9%	19.0%
Developed in 2019				80.0%	38.9%	105.7%
Developed in 2020				5.2%	-	-
Expansions completed before 2019				86.8%	73.6%	17.9%
Expansions completed in 2019 or 2020				74.4%	53.3%	39.6%
Expansions in process				84.7%	86.4%	(2.0)%
				83.3%	70.8%	17.7%

DEVELOPED AND EXPANDED
FACILITIES (Continued)	Six Months Ended June 30,
	2020	2019	Change (a)
	(Amounts in thousands,
	except for number of facilities)
Annual contract rent per occupied square foot:
Developed in 2015	$15.00	$15.04	(0.3)%
Developed in 2016 - 2018	12.23	12.22	0.1%
Developed in 2019	7.83	9.22	(15.1)%
Developed in 2020	11.08	-	-
Expansions completed before 2019	13.69	14.54	(5.8)%
Expansions completed in 2019 or 2020	9.00	12.44	(27.7)%
Expansions in process	19.88	20.93	(5.0)%
	$12.25	$13.74	(10.8)%
Number of facilities:
Developed in 2015	13	13	-
Developed in 2016 - 2018	50	50	-
Developed in 2019	11	6	5
Developed in 2020	2	-	2
Expansions completed before 2019	20	20	-
Expansions completed in 2019 or 2020	32	32	-
Expansions in process	19	19	-
	147	140	7

Net rentable square feet (c):
Developed in 2015	1,242	1,242	-
Developed in 2016 - 2018	6,250	6,250	-
Developed in 2019	1,057	597	460
Developed in 2020	246	-	246
Expansions completed before 2019	2,755	2,754	1
Expansions completed in 2019 or 2020	4,395	3,436	959
Expansions in process	1,217	1,203	14
	17,162	15,482	1,680

	As of June 30, 2020
Costs to develop:
Developed in 2015	$119,258
Developed in 2016 - 2018	759,643
Developed in 2019	150,387
Developed in 2020	28,689
Expansions completed before 2019 (d)	159,217
Expansions completed in 2019 or 2020 (d)	264,009
	$1,481,203

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 17.2 million net rentable square feet at June 30, 2020, including 6.5 million in Texas, 2.4 million in California, 2.0 million in Florida, 1.5 million in Colorado, 1.1 million in Minnesota, 0.8 million in North Carolina, 0.7 million in Washington, 0.3 million in each of Arizona, Georgia, Michigan and South Carolina and 1.0 million in other states.

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

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run. However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in 2019 and the first two quarters of 2020 will continue at similar levels for the remainder of 2020.

The COVID Pandemic could delay the estimated timing of completion of our existing pipeline of development and expansion projects, because some jurisdictions may shut down or delay entitlement activities, and further “stay at home” orders could potentially delay construction activities. In addition, the COVID Pandemic could extend the timeframe for a newly developed facility to reach stabilized occupancies and cash flows. We continue to monitor our projects to ensure that they still meet our risk-adjusted yield expectations, and reduced project yield estimates due to the COVID Pandemic or other factors could result in the cancellation of existing projects in the future, or we may not pursue certain new projects that we would have otherwise sought. Given the impact of the COVID Pandemic on our operations, we determined to cease pursuit of several early stage development and expansion projects, and incurred $3.2 million in incremental general and administrative expense on the related cumulative costs incurred.

Newly Developed Facilities

The facilities included under “Developed in 2015” had high occupancies at December 31, 2018, but had 4.4% year over year revenue growth during the six months ended June 30, 2020 which exceeds the 0.9% reduction in year over year revenue growth in the Same Store facilities. This outperformance relative to the Same Store Facilities reflects the maturity of the existing tenant base following attainment of high occupancy, illustrating the latter stage of the stabilization process noted above. The annualized yield on cost for these facilities, based upon the net operating income for the six months ended June 30, 2020, was 9.9%.

The facilities included under “Developed in 2016 - 2018” and “Developed in 2019” continue to be, on average, in the occupancy stabilization phase. We expect continued growth in these facilities throughout the remainder of 2020 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property, the level of new and existing supply, as well as the impact of the COVID Pandemic. The 16 properties developed in 2016, which are near stabilization and included under “Developed in 2016 – 2018” have an annualized yield on cost, based upon the net operating income ended June 30, 2020, of 6.7%. The yield on cost that will ultimately be achieved on the remainder of the newly developed facilities cannot be determined at this time.

We have ten additional newly developed facilities in process, which will have a total of 1.1 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $195.3 million. We expect these facilities to open over the next 18 to 24 months.

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

The facilities under “completed expansions” represent those facilities where the expansions have been completed at June 30, 2020. We incurred a total of $423.2 million in direct cost to expand these facilities, demolished a total of 1.0 million net rentable square feet of storage space, and built a total of 4.8 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at June 30, 2020 or which will commence construction by December 31, 2020. We have a pipeline to add a total of 2.7 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $360.9 million. We have already demolished 0.1 million net rentable square feet of space in connection with our expansion projects, and expect to demolish an additional 0.3 million net rentable square feet.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $15.1 million and $30.2 million for the three and six months ended June 30, 2020, respectively, as compared to $13.6 million and $25.5 million for the same periods in 2019. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at June 30, 2020, depreciation of buildings is expected to aggregate approximately $59.5 million in the year ending December 31, 2020. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2020.

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

The net operating income for these facilities was $6.1 million and $12.9 million in the three and six months ended June 30, 2020, respectively, as compared to $6.9 million and $13.6 million for the same periods in 2019. During the three and six months ended June 30, 2020, the average occupancy for these facilities was 87.8%, and 86.4%, respectively, as compared to 87.2% and 86.3% for the same periods in 2019.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $6.9 million and $13.8 million for the three and six months ended June 30, 2020, respectively, as compared to $5.8 million and $11.8 million for the same periods in 2019. We expect that depreciation for the remainder of 2020 will approximate the level experienced in the six months ended June 30, 2020.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

Three Months Ended June 30,				Six Months Ended June 30,
2020		2019	Change	2020	2019	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$36,933	$32,972	$3,961	$71,629	$64,565	$7,064
Merchandise	7,810	8,639	(829)	14,995	15,676	(681)
Total revenues	44,743	41,611	3,132	86,624	80,241	6,383

Cost of Operations:
Tenant reinsurance	7,285	6,671	614	14,067	12,922	1,145
Merchandise	4,497	4,982	(485)	8,660	9,276	(616)
Total cost of operations	11,782	11,653	129	22,727	22,198	529

Net operating income
Tenant reinsurance	29,648	26,301	3,347	57,562	51,643	5,919
Merchandise	3,313	3,657	(344)	6,335	6,400	(65)

Total net operating income	$32,961	$29,958	$3,003	$63,897	$58,043	$5,854

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

Tenant reinsurance revenue increased $4.0 million or 12.0% in the three months ended June 30, 2020, and increased $7.1 million or 10.9% in the six months ended June 30, 2020, in each case as compared to the same period in 2019. The increase is due to higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities increased $2.0 million or 6.8% from $28.8 million in the three months ended June 30, 2019 to $30.8 million in the three months ended June 30, 2020, and increased $3.4 million or 6.1% from $56.8 million in the six months ended June 30, 2019 to $60.2 million in the six months ended June 30, 2020.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $7.3 million and $14.1 million in the three and six months ended June 30, 2020, respectively, as compared to $6.7 million and $12.9 million for the same periods in 2019.

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

Equity in earnings of unconsolidated real estate entities

For all periods presented, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$13,228	$14,864	$(1,636)	$34,965	$28,584	$6,381
Shurgard	4,427	4,050	377	6,658	8,002	(1,344)
Total equity in earnings	$17,655	$18,914	$(1,259)	$41,623	$36,586	$5,037

Investment in PSB: Throughout all periods presented, we owned 7,158,354 shares of PS Business Parks, Inc. (“PSB”) common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2020, PSB wholly-owned approximately 27.5 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Included in our equity earnings from PSB for the six months ended June 30, 2020 is our equity share of gains on sale of real estate totaling $8.1 million.

Equity in earnings from PSB, excluding the aforementioned real estate gains, decreased $1.6 million and $1.7 million in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 due primarily to reduced net operating income from PSB’s sale of assets. See Note 4 to our June 30, 2020 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information, including discussion of impacts from the COVID Pandemic, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.

At June 30, 2020, Shurgard owned 238 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our June 30, 2020 financial statements.

In the six months ended June 30, 2020, Shurgard acquired six facilities for an aggregate cost of $53.9 million (none in the same period in 2019).

The increase of $0.4 million in our equity in earnings from Shurgard for the three months ended June 30, 2020 as compared to the same period in 2019 is due primarily to (i) our $2.1 million equity share of a net casualty gain recorded in the three months ended June 30, 2020, offset partially by (ii) our $0.7 million equity share of a net gain on disposition recorded during the three months ended June 30, 2019 and (iii) our equity share of increased depreciation expense.

The $1.3 million decrease in our equity in earnings from Shurgard for the six months ended June 30, 2020 as compared to the same period in 2019 is due to (i) our $2.0 million equity share of a net casualty loss recorded in the six months June 30, 2020, (ii) our $0.7 million equity share of a net gain on disposition recorded in the six months ended June 30, 2019, offset partially by (iii) our $1.4 million equity share of Shurgard’s resolution of a contingency in the six months ended June 30, 2020.

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

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at average exchange rates of 1.101 and 1.124 for the three months ended June 30, 2020 and 2019, respectively, and 1.102 and 1.130 for the six months ended June 30, 2020 and 2019, respectively.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended June 30,				Six Months Ended June 30,
2020		2019	Change	2020	2019	Change
(Amounts in thousands)

Share-based compensation expense	$7,009	$5,646	$1,363	$13,616	$13,240	$376
Costs of senior executives	327	327	-	1,967	1,655	312
Development and acquisition costs	4,255	1,723	2,532	6,699	3,790	2,909
Tax compliance costs and taxes paid	1,316	1,285	31	3,029	2,718	311
Legal costs	824	1,222	(398)	3,256	4,926	(1,670)
Public company costs	1,211	1,215	(4)	2,597	2,727	(130)
Other costs	5,352	3,846	1,506	10,194	5,711	4,483
Total	$20,294	$15,264	$5,030	$41,358	$34,767	$6,591

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant. See Note 10 to our June 30, 2020 financial statements for further information on our share-based compensation.

Our share-based compensation plans were revised after June 30, 2020 to allow vesting (“Retirement Vesting”), rather than forfeiture, of all unvested share-based grants upon termination of service, for employees that meet certain requirements, such as minimum age, minimum years of service, notice, and who cooperate as needed in a transition plan. This change is expected to increase share-based compensation expense in the remainder of 2020, due primarily to accelerated amortization of share-based grants that are expected to be eligible for Retirement Vesting at an earlier date than the original vesting date.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.0 million and $6.1 million for the three and six months ended June 30, 2020, respectively, as compared to $3.0 million and $6.0 million for the same periods in 2019, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During the six months ended June 30, 2020, we incurred $3.2 million in costs associated with the write-off of cancelled development projects. Development and acquisition costs are expected to remain stable in the remainder of 2020.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in the six months ended June 30, 2020, in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT. The level of these costs depends upon corporate activities and initiatives and, as a result, such costs are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income includes $2.2 million and $4.8 million in the three and six months ended June 30, 2020, respectively, as compared to $2.6 million and $5.3 million for the same periods in 2019, in aggregate net income from our commercial and property management operations. We do not expect any significant changes in income from commercial and property management operations in the remainder of 2020. The remaining amounts include interest earned on cash balances, which reflected a decrease in average interest rates, trademark license fees received from Shurgard, and sundry other income items that are received from time to time (including $2.0 million in interest income associated with the early repayment of a note receivable in the three and six months ended June 30, 2020). The level of other interest and income items in the remainder of 2020 will be dependent upon the level of cash balances we retain, interest rates, and the level of sundry other income items.

Interest expense: For the three and six months ended June 30, 2020, we incurred $14.9 million and $29.5 million, respectively, of interest on our outstanding debt, as compared to $13.1 million and $22.4 million for the same periods in 2019. In determining interest expense, these amounts were offset by capitalized interest of $0.7 million and $1.7 million during the three and six months ended June 30, 2020, respectively, associated with our development activities, as compared to $0.8 million and $2.0 million for the same periods in 2019. The increase in the three and six months ended June 30, 2020, as compared to the same periods in 2019, is due to our issuances on (i) April 12, 2019 of $500 million in senior notes bearing interest at an annual rate of 3.385% and on (ii) January 24, 2020 of €500 million ($551.6 million) aggregate principal amount of senior notes bearing interest at an annual rate of 0.875%. At June 30, 2020, we had $2.5 billion of debt outstanding, with an average interest rate of 2.4%.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange (Loss) Gain: For the three and six months ended June 30, 2020, we recorded foreign currency translation losses of $19.3 million and $10.4 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three months ended June 30, 2019, we recorded foreign currency translation losses of $5.2 million, and for the six months ended June 30, 2019, we recorded foreign currency translation gains of $2.6 million. The Euro was translated at exchange rates of approximately 1.123 U.S. Dollars per Euro at June 30, 2020, 1.122 at December 31, 2019, 1.137 at June 30, 2019 and 1.144 at December 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In the six months ended June 30, 2020, we recorded $1.1 million in gains, and in the three and six months ended June 30, 2019, we recorded gains totaling $341,000, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $53.5 million and $108.5 million in the three and six months ended June 30, 2019, respectively, to $53.0 million and $105.0 million in the same periods in 2020, due primarily to lower average coupon rates due to redemptions of preferred shares with the proceeds from the issuance of new series with lower market coupon rates, partially offset by higher average preferred shares outstanding. We also allocated income from our common shareholders to the holders of our preferred shares totaling $15.1 million in each of the three and six month periods ended June 30, 2020 and $8.9 million and $17.4 million in the three and six months ended June 30, 2019, respectively, in connection with the redemption of preferred securities. Based upon our preferred shares outstanding at June 30, 2020, our quarterly distribution to our preferred shareholders is expected to be approximately $51.9 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2020 and August 5, 2020, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $19.3 million of outstanding letters of credit which limits our borrowing capacity to $480.7 million. Our line of credit matures on April 19, 2024.

We believe that we have significant financial flexibility to adapt to changing conditions and opportunities. Currently, market rates of interest for our debt, and market coupon rates for our preferred equity, are at historically low levels and we have significant access to these sources of capital. We recently issued $565.0 million in preferred securities at a 4.625% coupon rate. Based upon our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions were to change significantly in the long run, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.

Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders over the next 12 months.

As of June 30, 2020, we expect capital resources over the next year of approximately $1.9 billion, which exceeds our currently identified capital needs of approximately $931.1 million. Our expected capital resources include: (i) $1.3 billion of cash as of June 30, 2020, (ii) $480.7 million of available borrowing capacity on our revolving line of credit and (iii) approximately $150 million to $200 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $33.3 million in property acquisitions currently under contract, $495.0 million to redeem our Series V Preferred Shares on July 10, 2020 and $402.8 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term. In addition, the COVID Pandemic could result in increases or decreases to our capital needs as we continue to adjust our acquisition and development of self-storage facilities in light of potential returns, execution issues, the cost and availability of capital, and other factors.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of June 30, 2020, the principal outstanding on our debt totaled approximately $2.5 billion, consisting of $26.3 million of secured debt, $945.5 million of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2020	$1,019
2021	1,858
2022	502,584
2023	19,219
2024	112,414
Thereafter	1,834,665
$2,471,759

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

Capital expenditures totaled $95.6 million in the first six months of 2020, and are expected to approximate $175 million in the year ending December 31, 2020. Our capital expenditures for 2020 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives. Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office and customer zone configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes. Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs. The $175 million in capital expenditures expected for the year ending December 31, 2020, as well as the $192.5 million incurred in 2019, represent a substantial increase from the amounts incurred of $139.4 million, $124.8 million and $86.0 million in 2018, 2017, and 2016, respectively. We expect continued elevated capital expenditures beyond 2020; however, the level and persistence of this elevation is uncertain at this time.

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

On August 3, 2020, our Board declared a quarterly cash dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of September 2020. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2020, excluding the Series V Preferred Shares which were redeemed on July 10, 2020, to be approximately $207.5 million per year.

We estimate we will pay approximately $5.3 million per year in distributions to noncontrolling interests outstanding at June 30, 2020.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. During the three months ended June 30, 2020, third party acquisition volume slowed as third party sellers delayed the sale of their properties due to economic uncertainty resulting from the COVID Pandemic. Seller inquiries have increased since June 30, 2020, with five properties under contract for an aggregate purchase price of $33.3 million, and negotiations under way on additional facilities. Volume later in 2020 could increase further if leveraged owners of recently developed facilities are forced to sell, the economy stabilizes and seller confidence returns, or additional owners are otherwise motivated to sell. There can be no assurance as to the level of future acquisitions of facilities.

As of June 30, 2020 we had development and expansion projects at a total cost of approximately $556.2 million. Costs incurred through June 30, 2020 were $153.4 million, with the remaining cost to complete of $402.8 million expected to be incurred primarily in the next 18 to 24 months.

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

The COVID Pandemic could delay the estimated timing of completion of our existing pipeline of development and expansion projects, because many jurisdictions have shut down or delayed entitlement activities, and “stay at home” orders could potentially delay construction activities. In addition, the COVID Pandemic could extend the timeframe for a newly developed facility to reach stabilized occupancies and cash flows. Given the impact of the COVID Pandemic on our operations, we determined to cease pursuit of several early stage development and expansion projects during the three months ended June 30, 2020. We continue to monitor our projects to ensure that they still meet our risk-adjusted yield expectations, and reduced project yield estimates due to the COVID Pandemic or other factors could result in the cancellation of existing projects in the future, or we may not pursue certain new projects that we would have otherwise sought.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of August 5, 2020, we have the following series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.200% Series W Preferred Shares ($500 million) and our 5.200% Series X Preferred Shares ($225 million). See Note 8 to our June 30, 2020 financial statements for the redemption dates of our other series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended June 30, 2020, we did not repurchase any of our common shares. From the inception of the repurchase program through August 5, 2020, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2020 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2020	2021	2022	2023	2024	Thereafter

Interest and principal payments
on debt (1)	$2,857,022	$30,001	$59,746	$556,922	$64,644	$155,928	$1,989,781

Leases and other commitments (2)	74,733	2,195	4,533	3,619	3,518	3,539	57,329

Construction commitments (3)	78,166	38,175	39,070	921	-	-	-

Total	$3,009,921	$70,371	$103,349	$561,462	$68,162	$159,467	$2,047,110

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at June 30, 2020. See Note 6 to our June 30, 2020 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at June 30, 2020.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2020 (excluding the Series V Preferred Shares which were redeemed on July 10, 2020), to be approximately $207.5 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2020, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $2.5 billion and represents 27.3% of the book value of our equity at June 30, 2020.

We have foreign currency exposure at June 30, 2020 related to (i) our investment in Shurgard, with a book value of $320.9 million, and a fair value of $1.2 billion based upon the closing price of Shurgard’s stock on June 30, 2020, and (ii) €842.0 million ($945.5 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at June 30, 2020 is approximately $2.7 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.4% at June 30, 2020. See Note 6 to our June 30, 2020 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2020	2021	2022	2023	2024	Thereafter	Total

Fixed rate debt	$1,019	$1,858	$502,584	$19,219	$112,414	$1,834,665	$2,471,759

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since being reported in December 2019, the COVID Pandemic has spread globally, including to every state in the United States, adversely affecting public health and economic activity. Our business is subject to risks from the COVID Pandemic, including, among others:

•risk of illness or death of our employees or customers;

•continuing negative impacts on the economic conditions in our markets which have reduced and we expect will continue to reduce the demand for self-storage;

•continuing, new or reinstituted government restrictions that (i) limit or prevent use of our facilities, (ii) limit our ability to increase rent or otherwise limit the rent we can charge, (iii) limit our ability to collect rent or evict delinquent tenants, or (iv) limit our ability to complete development and redevelopment projects;

•risk that even after the initial restrictions due to the COVID Pandemic ease, they could be reinstituted in case of future waves of infection or if additional pandemics occur;

•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment in the last 30 days. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates; and

•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID Pandemic, which could have a material impact upon our capital and growth plans.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through August 5, 2020, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2020. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended June 30, 2020.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1	Articles Supplementary for Public Storage 4.625% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 8, 2020 and incorporated by reference herein.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document. Filed herewith.

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

* Denotes management compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: August 5, 2020 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)