Form 10-Q
period 2020-09-30
Public Storage
filed 2020-11-04
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-33519

Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080.

Former name, former address and former fiscal, if changed since last report: N/A

Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cum Pref Share, Series B, $0.01 par value	PSAPrB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November 2, 2020:

Common Shares of beneficial interest, $0.10 par value per share – 174,822,142 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2020 and December 31, 2019	1

	Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019	3

	Statements of Equity for the Three and Nine Months Ended September 30, 2020 and 2019	4-7

	Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	8-9

	Condensed Notes to Financial Statements	10-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-65

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65-66

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67-68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 6.	Exhibits	68

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)

Cash and equivalents	$293,955	$409,743
Real estate facilities, at cost:
Land	4,307,686	4,186,873
Buildings	12,476,340	12,102,273
	16,784,026	16,289,146
Accumulated depreciation	(7,013,362)	(6,623,475)
	9,770,664	9,665,671
Construction in process	176,658	141,934
	9,947,322	9,807,605

Investments in unconsolidated real estate entities	769,923	767,816
Goodwill and other intangible assets, net	204,700	205,936
Other assets	169,248	174,344
Total assets	$11,385,148	$11,365,444

LIABILITIES AND EQUITY

Notes payable	$2,499,570	$1,902,493
Accrued and other liabilities	433,524	383,284
Total liabilities	2,933,094	2,285,777

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
145,600 shares issued (in series) and outstanding, (162,600 at
December 31, 2019), at liquidation preference	3,640,000	4,065,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,512,070 shares issued and outstanding (174,418,615 shares at
December 31, 2019)	17,451	17,442
Paid-in capital	5,706,970	5,710,934
Accumulated deficit	(867,950)	(665,575)
Accumulated other comprehensive loss	(62,344)	(64,890)
Total Public Storage shareholders’ equity	8,434,127	9,062,911
Noncontrolling interests	17,927	16,756
Total equity	8,452,054	9,079,667
Total liabilities and equity	$11,385,148	$11,365,444

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Self-storage facilities	$683,949	$687,778	$2,022,692	$2,007,525
Ancillary operations	46,708	41,558	133,332	121,799
	730,657	729,336	2,156,024	2,129,324

Expenses:
Self-storage cost of operations	206,067	200,369	627,817	590,108
Ancillary cost of operations	11,394	11,893	34,121	34,091
Depreciation and amortization	138,333	129,233	411,851	378,033
General and administrative	21,288	16,908	62,646	51,675
Interest expense	14,282	12,597	42,048	32,994
	391,364	371,000	1,178,483	1,086,901

Other increases (decreases) to net income:
Interest and other income	7,214	6,465	19,524	22,012
Equity in earnings of unconsolidated real estate entities	21,240	19,045	62,863	55,631
Foreign currency exchange (loss) gain	(41,900)	15,574	(52,250)	18,147
Gain on sale of real estate	-	-	1,117	341
Net income	325,847	399,420	1,008,795	1,138,554
Allocation to noncontrolling interests	(980)	(1,478)	(2,849)	(4,035)
Net income allocable to Public Storage shareholders	324,867	397,942	1,005,946	1,134,519
Allocation of net income to:
Preferred shareholders - distributions	(53,892)	(50,028)	(158,849)	(158,565)
Preferred shareholders - redemptions (Note 8)	(23,313)	(9,146)	(38,382)	(26,540)
Restricted share units	(746)	(1,406)	(2,546)	(3,898)
Net income allocable to common shareholders	$246,916	$337,362	$806,169	$945,516
Net income per common share:
Basic	$1.41	$1.94	$4.62	$5.43
Diluted	$1.41	$1.93	$4.62	$5.42

Basic weighted average common shares outstanding	174,503	174,334	174,481	174,255
Diluted weighted average common shares outstanding	174,626	174,611	174,606	174,510

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$325,847	$399,420	$1,008,795	$1,138,554
Foreign currency exchange gain (loss) on
investment in Shurgard	10,792	(10,964)	2,546	(14,453)
Total comprehensive income	336,639	388,456	1,011,341	1,124,101
Allocation to noncontrolling interests	(980)	(1,478)	(2,849)	(4,035)
Comprehensive income allocable to
Public Storage shareholders	$335,659	$386,978	$1,008,492	$1,120,066

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended September 30, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at June 30, 2020	$4,135,000	$17,450	$5,702,466	$(789,089)	$(73,136)	$8,992,691	$17,507	$9,010,198
Issuance of 9,200 preferred shares (Note 8)	230,000	-	(5,429)	-	-	224,571	-	224,571
Redemption of 29,000 preferred shares (Note 8)	(725,000)	-	-	-	-	(725,000)	-	(725,000)
Issuance of common shares in connection with
share-based compensation (13,152 shares)	-	1	1,818	-	-	1,819	-	1,819
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	8,115	-	-	8,115	-	8,115
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-
Contributions by noncontrolling interests	-	-	-	-	-	-	858	858
Net income	-	-	-	325,847	-	325,847	-	325,847
Net income allocated to noncontrolling interests	-	-	-	(980)	-	(980)	980	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(53,892)	-	(53,892)	-	(53,892)
Noncontrolling interests	-	-	-	-	-	-	(1,418)	(1,418)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,836)	-	(349,836)	-	(349,836)
Other comprehensive income (Note 2)	-	-	-	-	10,792	10,792	-	10,792
Balances at September 30, 2020	$3,640,000	$17,451	$5,706,970	$(867,950)	$(62,344)	$8,434,127	$17,927	$8,452,054

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
See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Nine Months Ended September 30, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of 31,800 preferred shares (Note 8)	795,000	-	(21,259)	-	-	773,741	-	773,741
Redemption of 48,800 preferred shares (Note 8)	(1,220,000)	-	-	-	-	(1,220,000)	-	(1,220,000)
Issuance of common shares in connection with
share-based compensation (93,455 shares) (Note 10)	-	9	5,496	-	-	5,505	-	5,505
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	11,831	-	-	11,831	-	11,831
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,291	2,291
Net income	-	-	-	1,008,795	-	1,008,795	-	1,008,795
Net income allocated to noncontrolling interests	-	-	-	(2,849)	-	(2,849)	2,849	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(158,849)	-	(158,849)	-	(158,849)
Noncontrolling interests	-	-	-	-	-	-	(3,968)	(3,968)
Common shareholders and restricted share
unitholders ($6.00 per share)	-	-	-	(1,049,472)	-	(1,049,472)	-	(1,049,472)
Other comprehensive income (Note 2)	-	-	-	-	2,546	2,546	-	2,546
Balances at September 30, 2020	$3,640,000	$17,451	$5,706,970	$(867,950)	$(62,344)	$8,434,127	$17,927	$8,452,054

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Nine Months Ended September 30, 2019

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728
Issuance of 24,050 preferred shares (Note 8)	601,250	-	(17,179)	-	-	584,071	-	584,071
Redemption of 34,400 preferred shares (Note 8)	(860,000)	-	-	-	-	(860,000)	-	(860,000)
Issuance of common shares in connection with
share-based compensation (247,597 shares)	-	25	32,984	-	-	33,009	-	33,009
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	8,805	-	-	8,805	-	8,805
Acquisition of noncontrolling interests	-	-	(23,913)	-	-	(23,913)	(11,087)	(35,000)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,051	2,051
Net income	-	-	-	1,138,554	-	1,138,554	-	1,138,554
Net income allocated to noncontrolling interests	-	-	-	(4,035)	-	(4,035)	4,035	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(158,565)	-	(158,565)	-	(158,565)
Noncontrolling interests	-	-	-	-	-	-	(5,420)	(5,420)
Common shares and restricted share
unitholders ($6.00 per share)	-	-	-	(1,048,816)	-	(1,048,816)	-	(1,048,816)
Other comprehensive loss (Note 2)	-	-	-	-	(14,453)	(14,453)	-	(14,453)
Balances at September 30, 2019	$3,766,250	$17,438	$5,719,182	$(650,222)	$(78,513)	$8,774,135	$14,829	$8,788,964

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Nine Months Ended September 30,
2020		2019
Cash flows from operating activities:
Net income	$1,008,795	$1,138,554
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(1,117)	(341)
Depreciation and amortization	411,851	378,033
Equity in earnings of unconsolidated real estate entities	(62,863)	(55,631)
Distributions from cumulative equity in earnings of unconsolidated
real estate entities	52,499	53,999
Foreign currency exchange loss (gain)	52,250	(18,147)
Share-based compensation expense	21,535	19,488
Other	47,390	51,690
Total adjustments	521,545	429,091
Net cash flows from operating activities	1,530,340	1,567,645
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(132,969)	(130,133)
Development and expansion of real estate facilities	(132,476)	(224,664)
Acquisition of real estate facilities and intangible assets	(282,417)	(316,643)
Distributions in excess of cumulative equity in earnings
from unconsolidated real estate entities	10,803	-
Repayment of note receivable	7,509	-
Proceeds from sale of real estate investments	1,399	762
Net cash flows used in investing activities	(528,151)	(670,678)
Cash flows from financing activities:
Repayments on notes payable	(1,505)	(1,432)
Issuance of notes payable, net of issuance costs	545,151	496,900
Issuance of preferred shares	773,741	584,071
Issuance of common shares	5,505	33,009
Redemption of preferred shares	(1,220,000)	(572,500)
Cash paid upon vesting of restricted share units	(9,704)	(10,683)
Acquisition of noncontrolling interests	(33)	(35,000)
Contributions by noncontrolling interests	2,291	2,051
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(1,208,321)	(1,207,381)
Distributions paid to noncontrolling interests	(3,968)	(5,420)
Net cash flows used in financing activities	(1,116,843)	(716,385)
Net cash flows (used in) from operating, investing, and financing activities	(114,654)	180,582
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	(192)	91
(Decrease) increase in cash and equivalents, including restricted cash	$(114,846)	$180,673

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Nine Months Ended September 30,
2020		2019

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$409,743	$361,218
Restricted cash included in other assets	23,811	22,801
	$433,554	$384,019

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$293,955	$541,357
Restricted cash included in other assets	24,753	23,335
	$318,708	$564,692

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(9,434)	$(16,565)
Construction or expansion of real estate facilities	(34,715)	(45,326)
Accrued and other liabilities	44,149	61,891

Real estate acquired in exchange for assumption of notes payable	-	(1,817)
Notes payable assumed in connection with acquisition of real estate	-	1,817

Preferred shares called for redemption and reclassified to liabilities	-	287,500
Preferred shares called for redemption and reclassified from equity	-	(287,500)

Other disclosures:

Foreign currency translation adjustment:
Investments in unconsolidated real estate entities	$(2,546)	$14,453
Accumulated other comprehensive gain (loss)	2,546	(14,453)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

At September 30, 2020, we have direct and indirect equity interests in 2,504 self-storage facilities (with approximately 171 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”) a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 239 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27.5 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

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

Certain amounts previously reported in our September 30, 2019 financial statements have been reclassified to conform to the September 30, 2020 presentation.

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

September 30, 2020

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

Collectively, at September 30, 2020, the Company and the Subsidiaries own 2,504 self-storage facilities and four commercial facilities in the U.S. At September 30, 2020, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2020, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period. We

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

Other Assets

Other assets primarily consist of rents receivable from our tenants (net of an allowance for uncollectible amounts), prepaid expenses, restricted cash and right-to-use assets. At December 31, 2019, other assets included notes receivable which were amortized on the effective interest method with book values of $1.5 million and $4.4 million at the time they were repaid during the three and nine months ended September 30, 2020, respectively, at their respective $2.6 million and $7.5 million contractual note balances. The $1.1 million and $3.1 million excess proceeds were recorded as interest and other income during the three and nine months ended September 30, 2020, respectively.

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

Fair Value

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Because our estimates of fair value involve considerable judgment, including determination of the factors that market participants would consider in negotiating exchange values, such estimates may be limited in their ability to reflect what would actually be realized in an actual market exchange.

We estimate the fair value of our cash and equivalents, marketable securities, other assets, debt, and other liabilities by discounting the related future cash flows at a rate based upon quoted interest rates for securities

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

At September 30, 2020, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, and finite-lived assets.

Goodwill totaled $174.6 million at September 30, 2020 and December 31, 2019. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2020 and December 31, 2019. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At September 30, 2020, these intangibles had a net book value of $11.3 million ($12.5 million at December 31, 2019). Accumulated amortization totaled $24.5 million at September 30, 2020 ($27.5 million at December 31, 2019). A total of $3.0 million and $12.0 million in amortization expense was recorded in the three and nine months ended September 30, 2020, respectively, and $4.4 million and $12.8 million in the same periods in 2019.

The estimated future amortization expense for our finite-lived intangible assets at September 30, 2020 is approximately $2.0 million in the remainder of 2020, $3.2 million in 2021 and $6.1 million thereafter. During the nine months ended September 30, 2020, intangibles increased $10.8 million in connection with the acquisition of self-storage facilities (Note 3).

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

September 30, 2020

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.172 U.S. Dollars per Euro at September 30, 2020 (1.122 at December 31, 2019), and average exchange rates of 1.168 and 1.112 for the three months ended September 30, 2020 and 2019, respectively, and an average exchange rate of 1.124 for each of the nine month periods ended September 30, 2020 and 2019. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, which are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Recent Accounting Pronouncements and Guidance

In November 2018, the FASB issued ASU 2018- 19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that credit losses with respect to receivables arising from operating leases are to be evaluated within the scope of the leasing standard (ASU 2016-02), rather than within the scope of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” We adopted this new standard on its effective date for us of January 1, 2020, which did not have a material impact on our consolidated financial statements.

COVID-19 Pandemic

During the nine months ended September 30, 2020, the global economy was severely impacted by the COVID-19 pandemic (the “COVID Pandemic”) and continues to be severely impacted. We are actively monitoring the impact of the COVID Pandemic, which has negatively impacted our business and results of operations during the nine months ended September 30, 2020 and we anticipate the COVID Pandemic will continue to negatively impact our business and results of operations for the remainder of 2020 and likely beyond. The extent to which the COVID Pandemic will continue to impact our operations will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity and duration of the COVID Pandemic and actions by government authorities to contain the COVID Pandemic or treat its impact, as well as resurgences of the virus, among other factors.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries and (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “EITF D-42 allocation”), with the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,503	174,334	174,481	174,255
Net effect of dilutive stock options -
based on treasury stock method	123	277	125	255
Diluted weighted average common
shares outstanding	174,626	174,611	174,606	174,510

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2020 is as follows:

For the Nine Months Ended
September 30, 2020
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$16,289,146
Capital expenditures to maintain real estate facilities	126,070
Acquisitions	271,657
Dispositions	(282)
Developed or expanded facilities opened for operation	97,435
Ending balance	16,784,026
Accumulated depreciation:
Beginning balance	(6,623,475)
Depreciation expense	(389,887)
Ending balance	(7,013,362)
Construction in process:
Beginning balance	141,934
Costs incurred to develop and expand real estate facilities	135,385
Write-off of cancelled projects	(3,226)
Developed or expanded facilities opened for operation	(97,435)
Ending balance	176,658
Total real estate facilities at September 30, 2020	$9,947,322

During the nine months ended September 30, 2020, we acquired 19 self-storage facilities (1,385,000 net rentable square feet of storage space), for a total cost of $282.4 million in cash. Approximately $10.8 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $97.4 million during the nine months ended September 30, 2020, adding 0.7 million net rentable square feet of self-storage space. Included in general and administrative expense in the nine months ended September 30, 2020 is $3.2 million in development projects which were cancelled. Construction in process at September 30, 2020 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the nine months ended September 30, 2020, our accrual for unpaid construction costs increased $2.9 million (a $30.4 million decrease for the same period in 2019). During the nine months ended September 30, 2020, our accrual for capital expenditures to maintain real estate facilities decreased $6.9 million (a $5.3 million increase for the same period in 2019).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	Investments in Unconsolidated Real Estate
	Entities at
	September 30, 2020	December 31, 2019

PSB	$433,827	$427,875
Shurgard	336,096	339,941
Total	$769,923	$767,816

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

PSB	$16,548	$13,660	$51,513	$42,244
Shurgard	4,692	5,385	11,350	13,387
Total	$21,240	$19,045	$62,863	$55,631

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at September 30, 2020 ($122.39) per share of PSB common stock, the shares and units we owned had a market value of approximately $1.8 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During each of the nine month periods ended September 30, 2020 and 2019, we received cash distributions from PSB totaling $45.6 million.

At September 30, 2020, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $3.6 million ($4.2 million at December 31, 2019). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.6 million during each of the nine month periods ended September 30, 2020 and 2019.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.

Based upon the closing price at September 30, 2020 (€37.20 per share of Shurgard common stock, at 1.172 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $0.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.” Shurgard paid €0.50 per share and €0.22 per share in dividends to its shareholders during the nine months ended September 30, 2020 and 2019, respectively, of which our share totaled $17.0 million and $7.7 million, respectively.

Changes in foreign currency exchange rates increased our investment in Shurgard by approximately $2.5 million in the nine months ended September 30, 2020 and decreased our investment in Shurgard by approximately $14.5 million in the nine months ended September 30, 2019.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.7% at September 30, 2020). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.07% per annum at September 30, 2020). At September 30, 2020 and November 4, 2020, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $24.3 million at September 30, 2020 ($15.9 million at December 31, 2019). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2020.

6.Notes Payable

Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at September 30, 2020 and December 31, 2019 are set forth in the tables below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

			Amounts at September 30, 2020
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(1,023)	$498,977	$519,095
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,680)	496,320	563,036
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,643)	497,357	579,589
			1,500,000	(7,346)	1,492,654	1,661,720

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	117,246	-	117,246	122,775
Notes due November 3, 2025	2.175%	2.175%	283,752	-	283,752	309,863
Notes due January 24, 2032	0.875%	0.978%	586,232	(6,065)	580,167	588,753
			987,230	(6,065)	981,165	1,021,391

Mortgage Debt, secured by 27
real estate facilities with a net
book value of $103.0 million	3.979%	3.960%	25,751	-	25,751	27,533

			$2,512,981	$(13,411)	$2,499,570	$2,710,644

	Amounts at
	December 31, 2019
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,581	$505,639
Notes due September 15, 2027	495,924	520,694
Notes due May 1, 2029	497,124	531,911
	1,491,629	1,558,244

Euro Denominated Unsecured Debt
Notes due April 12, 2024	112,156	115,932
Notes due November 3, 2025	271,433	298,398
Notes due January 24, 2032	-	-
	383,589	414,330

Mortgage Debt	27,275	28,506

	$1,902,493	$2,001,080

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

U.S. Dollar Denominated Unsecured Notes

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes. In connection with the offering, we incurred a total of $3.1 million in issuance costs. Interest on such notes is payable semi-annually on May 1 and November 1 of each year.

The U.S. Dollar Denominated Unsecured Notes have various financial covenants, all of which we were in compliance with at September 30, 2020. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 7% at September 30, 2020) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 39x for the twelve months ended September 30, 2020) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

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

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (losses of $41.9 million and $52.3 million for the three and nine months ended September 30, 2020, respectively, as compared to gains of $15.6 million and $18.1 million for the three and nine months ended September 30, 2019, respectively).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At September 30, 2020, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At September 30, 2020 approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2020	$-	$515	$515
2021	-	1,857	1,857
2022	500,000	2,574	502,574
2023	-	19,219	19,219
2024	117,246	124	117,370
Thereafter	1,869,984	1,462	1,871,446
	$2,487,230	$25,751	$2,512,981
Weighted average effective rate	2.4%	4.0%	2.4%

Cash paid for interest totaled $40.2 million and $32.3 million for the nine months ended September 30, 2020 and 2019, respectively. Interest capitalized as real estate totaled $2.5 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.

7.Noncontrolling Interests

At September 30, 2020, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 20 operating self-storage facilities and six self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At September 30, 2020, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During the nine months ended September 30, 2020 and 2019, we allocated a total of $2.8 million and $4.0 million, respectively, of income to these interests; and we paid $4.0 million and $5.4 million, respectively, in distributions to these interests. On September 17, 2019, we acquired noncontrolling interests for an aggregate of $35.0 million in cash, of which $11.1 million was allocated to Noncontrolling Interests, with the remainder allocated to Paid-in Capital.

During the nine months ended September 30, 2020 and 2019, Noncontrolling Interests contributed $2.3 million and $2.1 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At September 30, 2020 and December 31, 2019, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

			At September 30, 2020		At December 31, 2019
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series V	9/20/2017	5.375%	-	$-	19,800	$495,000
Series W	1/16/2018	5.200%	-	-	20,000	500,000
Series X	3/13/2018	5.200%	-	-	9,000	225,000
Series B	1/20/2021	5.400%	12,000	300,000	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	-	-
Series M	8/14/2025	4.125%	9,200	230,000	-	-
Total Preferred Shares			145,600	$3,640,000	162,600	$4,065,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At September 30, 2020, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

September 30, 2020

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

On July 10, 2020, we redeemed our 5.375% Series V Preferred Shares, at par. We recorded a $15.1 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2020 in connection with this redemption.

On August 14, 2020, we issued 9.2 million depositary shares, each representing 0.001 of a share of our 4.125% Series M Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $230.0 million in gross proceeds, and we incurred $5.4 million in issuance costs.

On September 30, 2020, we redeemed our 5.200% Series W and Series X Preferred Shares, at par. We recorded a $23.3 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2020 in connection with these redemptions.

See “Subsequent Events” below.

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $349.8 million ($2.00 per share) and $349.7 million ($2.00 per share) for the three months ended September 30, 2020 and 2019, respectively, and $1.05 billion ($6.00 per share) for each of the nine month periods ended September 30, 2020 and 2019. Preferred share dividends totaled $53.9 million and $50.0 million for the three months ended September 30, 2020 and 2019, respectively, and $158.8 million and $158.6 million for the nine months ended September 30, 2020 and 2019, respectively.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman, and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board, collectively own approximately 13.1% of our common shares outstanding at September 30, 2020.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

At September 30, 2020, Tamara Hughes Gustavson owned and controlled 64 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.1 million for each of the nine month periods ended September 30, 2020 and 2019. Our right to continue receiving these premiums may be qualified.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock, and (iv) it is probable that any performance conditions will be met.

We amortize the grant-date fair value of awards, including grants to nonemployee service providers, as compensation expense over the service period, which begins on the grant date and ends on the expected vesting date. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

Modifications to the terms of awards that were probable of vesting before the modification (“Type I Modifications”) are recorded prospectively, with remaining unamortized grant-date fair value at the time of modification amortized over the remaining service period. Modifications of awards which were considered improbable of vesting before the modification (“Type III Modifications”) are accounted for as a cancellation of the original award and a new grant under the revised terms.

In July 2020, our share-based compensation plans were modified to allow immediate vesting upon retirement (“Retirement Acceleration”), and to extend the exercisability of outstanding stock options up to a year after retirement, for currently outstanding and future grants. Prior to the modification, unvested awards were forfeited, and outstanding vested stock options were cancelled, upon retirement. Employees are eligible for Retirement Acceleration if they meet certain conditions including length of service, age, notice of intent to retire, and facilitation of succession for their role.

This modification results in accelerating amortization of compensation expense for each grant by changing the end of the service period from the original vesting date to the date an employee is expected to be eligible for Retirement Acceleration, if earlier. As a result, the Company recorded $2.6 million in accelerated compensation expense during the three and nine months ended September 30, 2020, with such amounts included in the amounts disclosed below under “Stock Options” and “Restricted Share Units.”

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

For the three and nine months ended September 30, 2020, we recorded $0.8 million and $3.2 million, respectively, in compensation expense related to stock options, as compared to $1.2 million and $3.3 million for the same periods in 2019.

During the nine months ended September 30, 2020, 55,000 stock options were granted, 35,500 options were exercised, 48,000 options were forfeited and 55,000 options were cancelled. A total of 2,256,167 stock options were outstanding at September 30, 2020, (2,339,667 at December 31, 2019) and have an average exercise price of $204.30.

During the nine months ended September 30, 2020, 740,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022. Because these targets are not expected to be met, these options are excluded from grants during the nine months ended September 30, 2020 and from options outstanding at September 30, 2020, and no related compensation expense was recorded during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, 31,360 RSUs were granted, 32,033 RSUs were forfeited and 88,648 RSUs vested. This vesting resulted in the issuance of 57,955 common shares. In addition, tax deposits totaling $9.7 million ($10.7 million for the same period in 2019) were made on behalf of employees

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

in exchange for 30,693 common shares withheld upon vesting. A total of 529,829 RSUs were outstanding at September 30, 2020 (619,150 at December 31, 2019).

A total of $7.9 million and $19.0 million in RSU expense was recorded for the three and nine months ended September 30, 2020, respectively, which includes approximately $0.1 million and $1.2 million, respectively in employer taxes incurred upon vesting, as compared to $5.9 million and $17.0 million for the same periods in 2019, which includes approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

Presentation of Segment Information

The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts in thousands)
Self-Storage Segment
Revenue	$683,949	$687,778	$2,022,692	$2,007,525
Cost of operations	(206,067)	(200,369)	(627,817)	(590,108)
Net operating income	477,882	487,409	1,394,875	1,417,417
Depreciation and amortization	(138,333)	(129,233)	(411,851)	(378,033)
Net income	339,549	358,176	983,024	1,039,384

Ancillary Segment
Revenue	46,708	41,558	133,332	121,799
Cost of operations	(11,394)	(11,893)	(34,121)	(34,091)
Net operating income	35,314	29,665	99,211	87,708

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	16,548	13,660	51,513	42,244

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	4,692	5,385	11,350	13,387

Total net income allocated to segments	396,103	406,886	1,145,098	1,182,723

Other items not allocated to segments:
General and administrative	(21,288)	(16,908)	(62,646)	(51,675)
Interest and other income	7,214	6,465	19,524	22,012
Interest expense	(14,282)	(12,597)	(42,048)	(32,994)
Foreign currency exchange (loss) gain	(41,900)	15,574	(52,250)	18,147
Gain on sale of real estate	-	-	1,117	341
Net income	$325,847	$399,420	$1,008,795	$1,138,554

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At September 30, 2020, there were approximately 999,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.9 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $109.5 million at September 30, 2020. We expect to pay approximately $19.4 million in the remainder of 2020, $85.8 million in 2021 and $4.3 million in 2022 for these construction commitments.

13.Subsequent Events

Subsequent to September 30, 2020, we acquired or were under contract to acquire (subject to customary closing conditions) 54 self-storage facilities with 4.9 million net rentable square feet, for $686.9 million.

On October 6, 2020, we issued 11.3 million depositary shares, each representing 0.001 of a share of our 3.875% Series N Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $282.5 million in gross proceeds, and we incurred $7.9 million in issuance costs.

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

•The risk that there could be an out-migration of population from certain high-cost major markets, if it is determined that the ability to “work from home,” which has become more prominent during the COVID Pandemic, could allow certain workers to live in less expensive localities, which could negatively impact the occupancies and revenues of our properties in such major high-cost markets;

•risk that even though many initial restrictions due to the COVID Pandemic have eased, they could be reinstituted in response to increases in infections or if additional pandemics occur;

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

•risks due to ballot initiatives or other actions that could remove the protections of Proposition 13 with respect to our real estate and result in substantial increases in our assessed values and property tax bills in California (see Self-Storage Operations – Same Store Facilities, Analysis of Same Store Cost of Operations for further information regarding the outcome of a related November 2020 California ballot initiative);

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

These forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether because of new information, new estimates, or other factors, events or circumstances after the date of these forward-looking statements, except when expressly required by law. Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our September 30, 2020 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Overview

Impact of COVID-19

During a significant portion of the nine months ended September 30, 2020, the COVID-19 pandemic (the “COVID Pandemic”) has resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, closure of businesses not considered to be “essential,” as well as other direct and indirect impacts, including a rapid and dramatic increase in unemployment in the U.S. While in certain markets, initial government restrictions were eased in response to reductions in the rate of new infections, there have been increases in the rate of infection in certain markets from time to time and re-imposition of certain restrictions. These restrictions as well as public concerns about the COVID Pandemic continue to have an ongoing negative impact the economy, with unemployment continuing to be at high levels.

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

Our corporate offices as well as our call centers migrated to a “work from home” environment during the COVID Pandemic, and will continue to do so for the near term. We believe this arrangement has not resulted in any significant negative impacts to our operations or decision making.

It is possible that stricter government restrictions, including stay at home orders, could be instituted or reinstituted in response to increases in infections, the aggregate effect of the COVID Pandemic and seasonal influenza infections, or if additional pandemics occur. We cannot estimate the extent of the COVID Pandemic’s future negative impacts.

The negative impacts of the COVID Pandemic are described more fully in “General Overview” below, as well as throughout our MD&A which follows.

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

Revenues generated by our Same Store Facilities decreased by 2.7% and 1.5% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These decreases were due to (i) a 1.4% and 0.6% decrease in rental income for the three and nine months, respectively, and (ii) a 32.3% and 22.5% reduction in late charges and administrative fees collected for the three and nine months, respectively.

We have seen an improvement in demand and a continued reduction in move-outs, which exceeded our expectations as we began the quarter ended September 30, 2020. These improvements resulted in substantially increased year-over-year occupancy trends, increased rental rates charged to new tenants, and a resumption of rate increases to existing long-term tenants albeit at a lesser magnitude than in prior years.

In place contractual rent was 0.2% higher at September 30, 2020 on a year-over-year basis (comprised of a 2.0% increase in square foot occupancy offset partially by a 1.8% decrease in annual contract rent per occupied square foot). This was an improvement since June 30, 2020, when our in place contractual rent was 2.6% lower on a year-over-year basis (comprised of a 3.1% decrease in annual contract rent per occupied square foot offset partially by a 0.5% increase in square foot occupancy).

The positive effect upon revenues of the improvement in rental rate and occupancy trends noted above was offset by the reduction in late and lien fees which are expected to continue to decrease significantly on a year-over-year basis. We believe that the decrease in move-out activity was primarily due to transitory factors associated with the COVID Pandemic. We believe these factors will moderate at some point and could put upward pressure on move-out trends, and negative pressure on revenue trends, as tenants revert to more normal move-out behavior as the impact of the COVID Pandemic abates.

See “self-storage operations – Same Store Operations” for further information with respect to our same-store operations, including potential downside risks to our expectations.

In addition to managing our existing facilities for organic growth, we plan on growing through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2013 through September 30, 2020, we acquired a total of 359 facilities with 25.1 million net rentable square feet from third parties for approximately $3.4 billion, and we opened newly developed and expanded self-storage space for a total cost of $1.7 billion, adding approximately 15.9 million net rentable square feet.

Seller inquiries and acquisition volume have increased since June 30, 2020. In total, we have acquired in 2020, or are currently under contract to acquire, 73 facilities for an aggregate purchase price of $969.3 million. Any additional acquisition volume in 2020 will depend upon the outcome of opportunities we are currently evaluating, and whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence. There can be no assurance as to the level of future acquisitions of facilities.

Our existing unstabilized facilities continued to fill up in terms of occupancies consistent with our general expectations during the nine months ended September 30, 2020, despite the impact of the COVID Pandemic, and we expect that trend to continue. Similar to our Same Store Properties as described above, the COVID Pandemic negatively impacted rental rates during the three months ended June 30, 2020, but in the quarter ended September 30, 2020 our trends improved. See “Developed and Expanded Facilities” below for more information on factors and various risks to the fill-up of unstabilized facilities.

At September 30, 2020, we had a development pipeline to develop 12 new self-storage facilities and expand 26 existing self-storage facilities, which will add approximately 3.7 million net rentable square feet at a cost of $563.2 million. Notwithstanding the negative impact the COVID Pandemic has had on our business, we have continued to add projects to our development pipeline in the three and nine months ended September 30, 2020.and we expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities. See “self-storage operations – Developed Facilities” for further information on our development activities.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed “fifth generation” facilities), we have embarked on a multi-year program to rebrand our properties, in order to develop more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. The timing and scope of the program will evolve as the work is executed and we evaluate its impact. The cost of this program is included in “capital expenditures to maintain our real estate facilities” on our statements of cash flow, and the program is discussed more fully in “Liquidity and Capital Resources – Capital Expenditure Requirements” below.

As of September 30, 2020, we expect capital resources over the next year of approximately $1.2 billion, which exceeds our currently identified capital needs of approximately $1.1 billion. Our expected capital resources include: (i) $294.0 million of cash as of September 30, 2020, (ii) $475.7 million of available borrowing capacity on our revolving line of credit, (iii) $274.6 million in net proceeds from the issuance of our Series N Preferred Shares on October 6, 2020, and (iv) approximately $150 million to $200 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $686.9 million in property acquisitions currently under contract and $386.5 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term. In addition, the COVID Pandemic could result in increases or decreases to our capital needs as we continue to adjust our acquisition and development of self-storage facilities in light of potential returns, execution issues, the cost and availability of capital, and other factors.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended September 30, 2020

For the three months ended September 30, 2020, net income allocable to our common shareholders was $246.9 million or $1.41 per diluted common share, compared to $337.4 million or $1.93 per diluted common share in 2019 representing a decrease of $90.5 million or $0.52 per diluted common share. The decrease is due primarily to (i) a $57.5 million decrease due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, (ii) a $14.2 million decrease due to the impact of allocations to preferred shareholders with respect to redemption of preferred shares, (iii) a $9.5 million decrease in self-storage net operating income (described below), and (iv) a $9.1 million increase in depreciation and amortization expense.

The $9.5 million decrease in self-storage net operating income is a result of a $16.8 million decrease in our Same Store Facilities (as defined below), offset by a $7.2 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities decreased 2.7% or $17.0 million in the three months ended September 30, 2020 as compared to 2019, due primarily to lower realized annual rent per occupied square foot and reduced late charges and administrative fees. Cost of operations for the Same Store Facilities decreased by 0.1% or $0.3 million in the three months ended September 30, 2020 as compared to 2019, due primarily to a 5.5% ($1.7 million) decrease in on-site property manager payroll, a 9.2% ($1.1 million) decrease in utility expense, as well as moderation of growth in property tax and marketing expenses. The increase in net operating income of $7.2 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2019 and 2020 and the fill-up of recently developed and expanded facilities.

Operating Results for the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2020, net income allocable to our common shareholders was $806.2 million or $4.62 per diluted common share, compared to $945.5 million or $5.42 per diluted common share in 2019 representing a decrease of $139.3 million or $0.80 per diluted common share. The decrease is due primarily to (i) a $70.4 million decrease due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, (ii) a $33.8 million increase in depreciation and amortization expense, and (iii) a $22.5 million decrease in self-storage net operating income (described below).

The $22.5 million decrease in self-storage net operating income is a result of a $46.7 million decrease in our Same Store Facilities (as defined below), offset by a $24.1 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities decreased 1.5% or $28.5 million in the nine months ended September 30, 2020 as compared to 2019, due primarily to reduced late charges and administrative fees. Cost of operations for the Same Store Facilities increased by 3.5% or $18.2 million in the nine months ended September 30, 2020 as compared to 2019, due primarily to a 31.1% ($11.1 million) increase in marketing expenses, a 3.8% ($7.6 million) increase in property tax expense, and a 6.1% ($5.7 million) increase in on-site property manager payroll expense. The increase in net operating income of $24.1 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2019 and 2020 and the fill-up of recently developed and expanded facilities.

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

For the three months ended September 30, 2020, FFO was $2.28 per diluted common share, as compared to $2.76 per diluted common share for the same period in 2019, representing a decrease of 17.4%, or $0.48 per diluted common share.

For the nine months ended September 30, 2020, FFO was $7.18 per diluted common share, as compared to $7.86 per diluted common share for the same period in 2019, representing a decrease of 8.7%, or $0.68 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.41	$1.93	$4.62	$5.42
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.88	0.83	2.63	2.45
Gains on sale of real estate investments,
including our equity share from
investments	(0.01)	-	(0.07)	(0.01)
FFO per share	$2.28	$2.76	$7.18	$7.86

Computation of FFO per Share:

Net income allocable to common shareholders	$246,916	$337,362	$806,169	$945,516
Eliminate items excluded from FFO:
Depreciation and amortization	137,526	128,716	409,484	377,516
Depreciation from unconsolidated
real estate investments	17,492	17,803	52,607	52,564
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(954)	(1,019)	(2,853)	(3,305)
Gains on sale of real estate investments,
including our equity share from
investments and other	(3,174)	(388)	(12,415)	(1,380)
FFO allocable to common shares	$397,806	$482,474	$1,252,992	$1,370,911
Diluted weighted average common shares	174,626	174,611	174,606	174,510
FFO per share	$2.28	$2.76	$7.18	$7.86

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

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change

FFO per share	$2.28	$2.76	(17.4)%	$7.18	$7.86	(8.7)%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.24	(0.09)		0.30	(0.10)
Application of EITF D-42	0.13	0.05		0.22	0.15
Other items	(0.02)	0.01		(0.02)	(0.01)
Core FFO per share	$2.63	$2.73	(3.7)%	$7.68	$7.90	(2.8)%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our September 30, 2020 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,224 facilities that we have owned and operated on a stabilized basis since January 1, 2018 (the “Same Store Facilities”), (ii) 88 facilities we acquired after December 31, 2017 (the “Acquired facilities”), (iii) 147 facilities that have been newly developed or expanded, or that we expect to commence expansion by December 31, 2020 (the “Newly developed and expanded facilities”) and (iv) 45 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2018 (the “Other non-same store facilities”). See Note 11 to our September 30, 2020 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended September 30,		Nine Months Ended September 30,
			Percentage			Percentage
2020		2019	Change	2020	2019	Change
(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$611,547	$628,573	(2.7)%	$1,818,432	$1,846,925	(1.5)%
Acquired facilities	15,300	8,368	82.8%	40,772	18,729	117.7%
Newly developed and expanded facilities	46,349	39,899	16.2%	131,837	109,788	20.1%
Other non-same store facilities	10,753	10,938	(1.7)%	31,651	32,083	(1.3)%
	683,949	687,778	(0.6)%	2,022,692	2,007,525	0.8%
Cost of operations:
Same Store facilities	175,727	175,983	(0.1)%	539,367	521,188	3.5%
Acquired facilities	6,655	3,424	94.4%	19,085	8,395	127.3%
Newly developed and expanded facilities	19,821	17,125	15.7%	57,478	49,154	16.9%
Other non-same store facilities	3,864	3,837	0.7%	11,887	11,371	4.5%
	206,067	200,369	2.8%	627,817	590,108	6.4%
Net operating income (a):
Same Store facilities	435,820	452,590	(3.7)%	1,279,065	1,325,737	(3.5)%
Acquired facilities	8,645	4,944	74.9%	21,687	10,334	109.9%
Newly developed and expanded facilities	26,528	22,774	16.5%	74,359	60,634	22.6%
Other non-same store facilities	6,889	7,101	(3.0)%	19,764	20,712	(4.6)%
Total net operating income	477,882	487,409	(2.0)%	1,394,875	1,417,417	(1.6)%

Depreciation and amortization expense:
Same Store facilities	(106,558)	(102,174)	4.3%	(316,728)	(304,115)	4.1%
Acquired facilities	(9,173)	(6,739)	36.1%	(28,503)	(16,330)	74.5%
Newly developed and expanded facilities	(15,590)	(14,040)	11.0%	(45,832)	(39,555)	15.9%
Other non-same store facilities	(7,012)	(6,280)	11.7%	(20,788)	(18,033)	15.3%
Total depreciation and
amortization expense	(138,333)	(129,233)	7.0%	(411,851)	(378,033)	8.9%

Net income (loss):
Same Store facilities	329,262	350,416	(6.0)%	962,337	1,021,622	(5.8)%
Acquired facilities	(528)	(1,795)	(70.6)%	(6,816)	(5,996)	13.7%
Newly developed and expanded facilities	10,938	8,734	25.2%	28,527	21,079	35.3%
Other non-same store facilities	(123)	821	(115.0)%	(1,024)	2,679	(138.2)%
Total net income	$339,549	$358,176	(5.2)%	$983,024	$1,039,384	(5.4)%

Number of facilities at period end:
Same Store facilities				2,224	2,224	-
Acquired facilities				88	57	54.4%
Newly developed and expanded facilities				147	142	3.5%
Other non-same store facilities				45	45	0.0%
				2,504	2,468	1.5%
Net rentable square footage at period end:
Same Store facilities				143,890	143,890	-
Acquired facilities				6,192	3,831	61.6%
Newly developed and expanded facilities				17,361	15,952	8.8%
Other non-same store facilities				3,563	3,585	(0.6)%
				171,006	167,258	2.2%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related GAAP financial measures, in evaluating our operating results. See Note 11 to our September 30, 2020 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has decreased 2.0% and 1.6% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease is due primarily to reduced Same Store revenues and increased Same Store expenses, offset partially by the acquisition and development of new facilities and the fill-up of unstabilized facilities.

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

The following table summarizes the historical operating results of these 2,224 facilities (143.9 million net rentable square feet) that represent approximately 84% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2020.

Selected Operating Data for the Same Store Facilities (2,224 facilities)
Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$592,980	$601,167	(1.4)%	$1,756,355	$1,766,811	(0.6)%
Late charges and
administrative fees	18,567	27,406	(32.3)%	62,077	80,114	(22.5)%
Total revenues (a)	611,547	628,573	(2.7)%	1,818,432	1,846,925	(1.5)%

Cost of operations:
Property taxes	69,156	67,353	2.7%	209,346	201,730	3.8%
On-site property manager
payroll	29,845	31,592	(5.5)%	99,395	93,694	6.1%
Supervisory payroll	9,720	10,054	(3.3)%	31,372	30,318	3.5%
Repairs and maintenance	12,602	13,166	(4.3)%	36,305	38,992	(6.9)%
Utilities	10,841	11,945	(9.2)%	30,395	33,162	(8.3)%
Marketing	15,596	14,345	8.7%	46,897	35,772	31.1%
Other direct property costs	16,628	15,733	5.7%	49,578	49,220	0.7%
Allocated overhead	11,339	11,795	(3.9)%	36,079	38,300	(5.8)%
Total cost of operations (a)	175,727	175,983	(0.1)%	539,367	521,188	3.5%
Net operating income	435,820	452,590	(3.7)%	1,279,065	1,325,737	(3.5)%
Depreciation and
amortization expense	(106,558)	(102,174)	4.3%	(316,728)	(304,115)	4.1%
Net income	$329,262	$350,416	(6.0)%	$962,337	$1,021,622	(5.8)%

Gross margin (before depreciation
and amortization expense)	71.3%	72.0%	(1.0)%	70.3%	71.8%	(2.1)%

Weighted average for the period:
Square foot occupancy	95.5%	94.2%	1.4%	94.3%	93.6%	0.7%

Realized annual rental income per (b):
Occupied square foot	$17.26	$17.74	(2.7)%	$17.26	$17.50	(1.4)%
Available square foot	$16.48	$16.71	(1.4)%	$16.27	$16.37	(0.6)%

At September 30:
Square foot occupancy				94.6%	92.7%	2.0%
Annual contract rent per
occupied square foot (c)				$17.77	$18.09	(1.8)%

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

Analysis of Same Store Revenue

Over the past several quarters our revenue growth at our Same Store Facilities has come under pressure due to increased new supply from new developments, restrictions on rate increases to tenants imposed by local governments due to “States of Emergency”, and more recently the negative impact caused by the COVID Pandemic. As indicated in the table above, revenues generated by our Same Store Facilities decreased by 2.7% and 1.5% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These decreases were due to (i) decreased rental income primarily due to lower realized rents per occupied square foot combined with (ii) a significant reduction in late fees and administrative charges, discussed further below.

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

Realized Annual Rent per Occupied Square Foot

Realized annual rent per occupied square foot decreased 2.7% and 1.4% in the three and nine months ended September 30, 2020 as compared to the same periods in 2019. At September 30, 2020, contract rent per occupied square foot was 1.8% lower on a year over year basis, as compared to a 0.6% year-over-year increase at December 31, 2019. These year over year decreases in realized rent per occupied square foot and contract rent per occupied square foot were due to (i) a 3.4% year over year reduction in average rates per square foot charged to new tenants moving in during the nine months ended September 30, 2020 combined with (ii) a pause to rate increases to existing long-term tenants for a limited period during the COVID Pandemic.

The 3.4% reduction in market rates charged to new tenants during the nine months ended September 30, 2020 reflects the response to softening demand primarily in the quarter ended June 30, 2020 resulting from the COVID pandemic. We continue to be affected by the impact of newly constructed facilities, most notably in markets such as Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, Minneapolis, New York and Portland.

The pause to rate increases to existing longer term tenants for a limited period was predicated on our anticipation of a negative economic impact on our tenants. In addition, the magnitude of rate increases given were limited due to temporary pricing limitations put into place in many of our markets as a result of governmental “State of Emergency” declarations.

Demand trends, as measured by inquiries to our website and telephone reservation center, have improved markedly during the three months ended September 30, 2020. These improved demand trends, combined with strong occupancy levels supported by continued reductions in move-outs noted below, resulted in higher rates charged to new tenants. Rental rates charged per square foot to new incoming tenants were up 8.2% on a year-over-year basis during the three months ended September 30, 2020, as compared to the same period in 2019. Offsetting this improvement, however, was a reduction in move-in activity (net square feet rented to new tenants decreased by 6.8%) during the three months ended September 30, 2020, as compared to the same period in 2019. On a sequential basis, this performance was improved from the three months ended June 30, 2020, where rental rates charged per square foot to new tenants decreased by 13.9% and net square feet rented to such tenants decreased by 8.1%, as compared to the same period in 2019. In addition, during the three months ended September 30, 2020, we resumed rate increases to existing longer-term tenants, albeit at lesser magnitudes than prior years due, in part, to local temporary pricing regulations in some markets.

Throughout 2019 and the first nine months of 2020, we have had an increased average length of stay. An increased average length of stay supports revenue growth, due to more long-term tenants who are eligible for rate increases, and a reduced requirement to replace vacating tenants with new tenants which can reduce promotional costs and increase our pricing leverage. This trend to an increased length of stay became more pronounced in the quarters ended June 30, 2020 and September 30, 2020, due in significant part, we believe, to temporary effects resulting from the COVID Pandemic such as less consumer mobility.

Occupancy Levels

Our average square foot occupancy levels increased 1.4% and 0.7% on a year over year basis during the three and nine months ended September 30, 2020. This increase reflects markedly improved occupancy trends during the three months ended September 30, 2020, with square foot occupancy 2.0% higher on a year over year basis at September 30, 2020 as compared to 0.5% higher on a year-over-year basis at June 30, 2020 and 0.4% higher at December 31, 2019 on a year-over-year basis.

The improvement in occupancy trends in the three months ended September 30, 2020 was due primarily to improved trends in move-outs, with year over year move-outs down 13.1% in the three months ended September 30, 2020 as compared to 8.7% down in the three months ended June 30, 2020.

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

Late Charges and Administrative Fees

We experienced a 32.3% and 22.5% year over year reduction in late charges and administrative fees collected during the three and nine months ended September 30, 2020. This decrease was due primarily to reduced late charges and lien fees due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and, to a lesser extent, (ii) reduced move-in administrative fees due to lower move-ins.

Bad Debt and Collection Losses

Despite consumer stress and temporary delays of auctions due to logistical difficulties or governmental restrictions in the three and nine months ended September 30, 2020, we did not experience a significant increase in bad debt from historical levels because of (i) federal government stimulus and supplements to unemployment benefits which mitigated consumer stress, and (ii) we took certain steps to augment our collection efforts and accelerate payment by our customers.

Selected Key Statistical Data

The following table sets forth average annual contract rent per square foot, and total square footage, for tenants moving in and moving out during the three and nine months ended September 30, 2020 and 2019. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

Three Months Ended September 30,				Nine Months Ended September 30,
2020		2019	Change	2020	2019	Change
(Amounts in thousands, except for per square foot amounts)
Tenants moving in during the period:
Average annual contract rent
per square foot	$14.99	$13.86	8.2%	$13.26	$13.73	(3.4)%
Square footage	25,687	27,558	(6.8)%	77,485	81,339	(4.7)%
Promotional discounts given	$19,082	$18,957	0.7%	$57,311	$59,487	(3.7)%

Tenants moving out during the period:
Average annual contract rent
per square foot	$15.60	$16.38	(4.8)%	$15.59	$16.13	(3.3)%
Square footage	25,637	29,506	(13.1)%	73,300	79,268	(7.5)%

Revenue Expectations

As noted above, we have seen an improvement in demand and a reduction in move-outs, which exceeded our expectations as we began the quarter ended September 30, 2020. Such improvements resulted in increased rental rates charged to new tenants, and a resumption of rate increases to existing long-term tenants albeit at a lesser magnitude than in prior years.

These trends have resulted in an improvement in year-over-year trends in in-place contractual rents and a more optimistic outlook with respect to our revenue expectations since June 30, 2020. In place contractual rent was 0.2% higher at September 30, 2020 on a year-over-year basis (comprised of a 2.0% increase in square foot occupancy offset partially by a 1.8% decrease in annual contract rent per occupied square foot). At June 30, 2020, in place contractual rent was 2.6% lower on a year-over-year basis (comprised of a 3.1% decrease in annual contract rent offset partially by a 0.5% increase in square foot occupancy).

As noted above, we did not experience an expected increase in bad debt losses. Assuming no changes in consumer stress, we believe it unlikely that we will experience a significant increase in bad debt losses in the near term.

While late charges and administrative fees historically represent only approximately 4% of nominal revenues, as noted above, they contributed more than half the revenue decrease in the three months ended September 30, 2020. The decrease is due primarily to lower late charges and auction lien fees collected, because certain measures we took when the COVID Pandemic began accelerated rent collections. To a lesser extent, federal government stimulus and supplements to unemployment benefits mitigated consumer stress and enabled customers to mitigate late payments. We expect to maintain those measures, and as a result it is likely that the decreases in late charges and auction lien fees will persist. Some of the decrease was also due to reduced administrative fees, resulting from decreased move-ins.

The positive effect upon revenues of the improvement in rental rate and occupancy trends noted above was offset by the reduction in late charges and lien fees which are expected to continue to decrease significantly on a year-over-year basis. We believe that the decrease in move-out activity was primarily due to transitory factors associated with the COVID Pandemic. We believe these factors will moderate at some point and could put upward pressure on move-out trends, and negative pressure on revenue trends, as tenants revert to more normal move-out behavior as the impact of the COVID Pandemic abates.

Notwithstanding our expectations, we are in a time of significant uncertainty, and there are reasonably possible circumstances and events which could result in actual future revenues being significantly lower than our expectations, including the following:

•Storage demand could decline or collection losses could increase due to increased recessionary circumstances, worsening of the COVID Pandemic, the potential confluence of higher seasonal influenza infections and COVID infections, or other factors.

•The moderation of below-trend move-outs noted above could be sudden and dramatic, and/or disproportionally involve long-term tenants with higher rental rates.

•It is possible that the COVID Pandemic could impact current seasonal demand trends in the short or long term, due to changes in certain factors impacting moving trends, such as potentially fewer college students living on-campus in favor of online learning or an increase in working from home reducing the necessity of moving for employment reasons.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 0.1% and increased 3.5% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase for the nine month period primarily reflects increases in (i) marketing expense, (ii) property tax expense, and (iii) on-site property manager payroll. For the three month period, growth in property tax and marketing expense moderated, and on-site property manager payroll decreased, resulting in near flat year over year expense growth.

Property tax expense increased 2.7% and 3.8% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. We expect property tax expense growth of approximately 3.0% in the remainder of 2020 due primarily to higher assessed values (excluding the potential impact of the California initiative noted below) and, to a lesser extent, increased tax rates.

As a result of Proposition 13, which limits increases in assessed property values to 2% per year, the assessed value of most of our properties and the property taxes we pay in California are less than they would be if the properties were assessed at current values. An initiative was on California’s November 2020 statewide ballot (“Prop 15”) that, if passed, would result in the reassessment of our California properties and would substantially increase our property tax expense. It is unclear whether Prop 15 passed, as voting results have not been certified. Even if Prop 15 did not pass, there can be no assurance that a similar initiative will not be proposed and pass in the future. If Prop 15 did pass, the timing and level of the reassessment and related property tax increases would be uncertain. See “Risk Factors – We have exposure to increased property tax in California” in our December 31, 2019 Form 10-K for further information such as our 2019 aggregate net operating income and property tax expense in California.

On-site property manager payroll expense decreased 5.5% and increased 6.1% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase in the nine months is due to a temporary $3.00 hourly wage increase, and enhancement of paid time off benefits, to virtually all of our property managers to enable them to keep working, which began April 1, 2020 and ended June 30, 2020. While these measures could be re-instituted if necessary, we currently have no plans to do so. This temporary wage increase was offset partially by a decrease, in the three months ended September 30, 2020, in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes. We expect these reductions in hours worked will continue in the quarter ending December 31, 2020.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 3.3% and increased 3.5% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These changes are driven primarily by the impact of headcount. We expect inflationary increases in the remainder of 2020.

Repairs and maintenance expense decreased 4.3% and 6.9% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Repair and maintenance costs include snow removal expense totaling $2.0 million and $3.2 million in the nine months ended September 30, 2020 and 2019, respectively (none in the three months ended September 30, 2020 and 2019). Excluding snow removal costs, repairs and maintenance decreased 4.3% in the nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 9.2% and 8.3% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable. The decreases are due primarily to investments we are making in energy saving technology such as solar power and LED lights which generate favorable returns on investment in the form of lower utility usage. We expect similar reductions in the three months ending December 31, 2020.

Marketing expense is comprised principally of Internet advertising, television advertising, and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 8.7% and 31.1% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These increases are due primarily to higher traditional “per click” advertising on paid search platforms as we have sought to attract more customers for our space, and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers. To a lesser extent, the increases reflects additional spending on social media outlets as well as aggregator websites, as we believe these channels provide exposure to incremental customers at a favorable cost. We were able to moderate the increase in our marketing spend in the three months ended September 30, 2020, due to improved demand, reduced move-outs, and higher occupancy levels, as discussed above. We expect continued increases in marketing expense in the remainder of 2020.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, and the cost of operating each property’s rental office. These costs increased 5.7% and 0.7% in in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect inflationary increases in other direct property costs in the remainder of 2020.

Allocated overhead represents administrative expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. These amounts also include the costs of senior executives responsible for these processes (other than our Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense). Allocated overhead decreased 3.9% and 5.8% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, due primarily to reduced headcount and reduced travel expenses. The variance for the nine month period also includes the impact of an annual national leadership and sales conference which occurred in the three months ended March 31, 2019 but is not expected to occur in 2020. We expect minimal increases in allocated overhead in the remainder of 2020.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 4.3% and 4.1% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, due primarily to elevated capital expenditures. We expect modest increases in depreciation expense in the remainder of the remainder of 2020.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2020	$609,535	$597,350	$611,547
2019	$602,297	$616,055	$628,573	$615,268	$2,462,193

Total cost of operations:
2020	$180,281	$183,359	$175,727
2019	$173,324	$171,881	$175,983	$140,306	$661,494

Property taxes:
2020	$70,187	$70,003	$69,156
2019	$66,827	$67,550	$67,353	$38,904	$240,634

Repairs and maintenance:
2020	$12,395	$11,308	$12,602
2019	$13,758	$12,068	$13,166	$12,572	$51,564

Marketing:
2020	$14,296	$17,005	$15,596
2019	$9,001	$12,426	$14,345	$13,230	$49,002

REVPAF:
2020	$16.23	$16.11	$16.48
2019	$16.00	$16.40	$16.71	$16.37	$16.37

Weighted average realized annual rent per occupied square foot:
2020	$17.43	$17.10	$17.26
2019	$17.30	$17.45	$17.74	$17.59	$17.52

Weighted average occupancy levels for the period:
2020	93.1%	94.2%	95.5%
2019	92.5%	94.0%	94.2%	93.1%	93.4%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (212, 14.9)	$95,960	$96,199	(0.2)%	$284,182	$283,684	0.2%
San Francisco (128, 7.9)	51,877	51,808	0.1%	152,826	151,942	0.6%
New York (89, 6.2)	38,777	40,143	(3.4)%	115,217	117,791	(2.2)%
Seattle-Tacoma (86, 5.8)	28,881	29,483	(2.0)%	85,670	86,051	(0.4)%
Washington DC (89, 5.5)	28,253	29,483	(4.2)%	84,169	85,772	(1.9)%
Miami (81, 5.7)	27,073	28,376	(4.6)%	81,327	84,286	(3.5)%
Chicago (129, 8.1)	29,753	30,594	(2.7)%	88,269	89,269	(1.1)%
Atlanta (99, 6.5)	20,627	22,353	(7.7)%	62,435	65,906	(5.3)%
Dallas-Ft. Worth (102, 6.5)	20,857	21,807	(4.4)%	62,752	64,409	(2.6)%
Houston (84, 5.8)	17,562	18,396	(4.5)%	53,183	55,542	(4.2)%
Orlando-Daytona (72, 4.5)	15,124	16,044	(5.7)%	45,466	47,168	(3.6)%
Philadelphia (56, 3.5)	15,075	15,193	(0.8)%	44,354	44,262	0.2%
West Palm Beach (38, 2.5)	11,384	11,859	(4.0)%	34,218	34,991	(2.2)%
Tampa (52, 3.5)	11,476	12,120	(5.3)%	34,456	35,857	(3.9)%
Charlotte (50, 3.8)	10,241	10,629	(3.7)%	30,519	31,388	(2.8)%
All other markets (857, 53.2)	188,627	194,086	(2.8)%	559,389	568,607	(1.6)%
Total revenues	$611,547	$628,573	(2.7)%	$1,818,432	$1,846,925	(1.5)%

Net operating income:
Los Angeles	$78,343	$78,340	0.0%	$229,374	$231,297	(0.8)%
San Francisco	41,685	41,570	0.3%	121,144	121,717	(0.5)%
New York	26,729	27,672	(3.4)%	77,789	80,862	(3.8)%
Seattle-Tacoma	21,972	22,788	(3.6)%	64,148	65,922	(2.7)%
Washington DC	20,464	21,727	(5.8)%	59,947	62,504	(4.1)%
Miami	18,433	19,667	(6.3)%	55,009	59,082	(6.9)%
Chicago	14,574	15,693	(7.1)%	44,021	44,723	(1.6)%
Atlanta	14,673	16,416	(10.6)%	43,797	47,968	(8.7)%
Dallas-Ft. Worth	13,399	14,333	(6.5)%	39,675	42,127	(5.8)%
Houston	10,542	11,399	(7.5)%	32,082	34,862	(8.0)%
Orlando-Daytona	10,368	11,330	(8.5)%	30,938	33,365	(7.3)%
Philadelphia	10,452	10,705	(2.4)%	30,327	31,061	(2.4)%
West Palm Beach	8,028	8,633	(7.0)%	24,118	25,583	(5.7)%
Tampa	7,578	8,192	(7.5)%	22,469	24,522	(8.4)%
Charlotte	7,445	7,721	(3.6)%	21,954	22,862	(4.0)%
All other markets	131,135	136,404	(3.9)%	382,273	397,280	(3.8)%
Total net operating income	$435,820	$452,590	(3.7)%	$1,279,065	$1,325,737	(3.5)%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Weighted average square foot
occupancy:
Los Angeles	97.4%	95.5%	2.0%	96.3%	95.2%	1.2%
San Francisco	97.5%	94.7%	3.0%	95.6%	94.4%	1.3%
New York	96.8%	94.8%	2.1%	95.0%	94.2%	0.8%
Seattle-Tacoma	95.3%	94.2%	1.2%	94.0%	93.3%	0.8%
Washington DC	95.6%	94.7%	1.0%	94.2%	93.6%	0.6%
Miami	95.4%	93.5%	2.0%	93.7%	92.8%	1.0%
Chicago	95.6%	94.1%	1.6%	93.6%	92.0%	1.7%
Atlanta	93.5%	93.7%	(0.2)%	92.4%	93.3%	(1.0)%
Dallas-Ft. Worth	93.5%	92.7%	0.9%	92.7%	92.1%	0.7%
Houston	92.8%	90.9%	2.1%	91.9%	89.7%	2.5%
Orlando-Daytona	94.8%	94.8%	0.0%	94.2%	94.5%	(0.3)%
Philadelphia	97.0%	95.8%	1.3%	95.8%	95.5%	0.3%
West Palm Beach	95.5%	94.4%	1.2%	94.6%	94.0%	0.6%
Tampa	94.3%	93.3%	1.1%	92.9%	92.7%	0.2%
Charlotte	94.2%	92.9%	1.4%	92.5%	92.0%	0.5%
All other markets	95.4%	94.3%	1.2%	94.4%	93.8%	0.6%
Total weighted average
square foot occupancy	95.5%	94.2%	1.4%	94.3%	93.6%	0.7%

Realized annual rent per
occupied square foot:
Los Angeles	$25.86	$26.16	(1.1)%	$25.77	$25.81	(0.2)%
San Francisco	26.57	27.07	(1.8)%	26.52	26.54	(0.1)%
New York	25.43	26.42	(3.7)%	25.52	26.01	(1.9)%
Seattle-Tacoma	20.27	20.70	(2.1)%	20.25	20.34	(0.4)%
Washington DC	20.98	21.79	(3.7)%	21.04	21.36	(1.5)%
Miami	19.36	20.43	(5.2)%	19.66	20.37	(3.5)%
Chicago	14.78	15.20	(2.8)%	14.88	15.13	(1.7)%
Atlanta	12.95	13.77	(6.0)%	13.14	13.57	(3.2)%
Dallas-Ft. Worth	13.21	13.74	(3.9)%	13.31	13.62	(2.3)%
Houston	12.57	13.25	(5.1)%	12.76	13.52	(5.6)%
Orlando-Daytona	13.48	14.09	(4.3)%	13.52	13.86	(2.5)%
Philadelphia	16.95	17.01	(0.4)%	16.72	16.58	0.8%
West Palm Beach	18.29	18.94	(3.4)%	18.42	18.71	(1.5)%
Tampa	13.52	14.23	(5.0)%	13.68	14.12	(3.1)%
Charlotte	10.95	11.37	(3.7)%	11.03	11.29	(2.3)%
All other markets	14.34	14.72	(2.6)%	14.27	14.46	(1.3)%
Total realized rent per
occupied square foot	$17.26	$17.74	(2.7)%	$17.26	$17.50	(1.4)%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
REVPAF:
Los Angeles	$25.20	$24.98	0.9%	$24.82	$24.56	1.1%
San Francisco	25.91	25.64	1.1%	25.36	25.06	1.2%
New York	24.61	25.04	(1.7)%	24.25	24.50	(1.0)%
Seattle-Tacoma	19.33	19.51	(0.9)%	19.04	18.98	0.3%
Washington DC	20.06	20.62	(2.7)%	19.82	20.00	(0.9)%
Miami	18.48	19.10	(3.2)%	18.42	18.91	(2.6)%
Chicago	14.13	14.30	(1.2)%	13.92	13.92	0.0%
Atlanta	12.11	12.90	(6.1)%	12.15	12.66	(4.0)%
Dallas-Ft. Worth	12.35	12.73	(3.0)%	12.34	12.54	(1.6)%
Houston	11.66	12.04	(3.2)%	11.73	12.13	(3.3)%
Orlando-Daytona	12.77	13.35	(4.3)%	12.74	13.09	(2.7)%
Philadelphia	16.45	16.29	1.0%	16.03	15.83	1.3%
West Palm Beach	17.46	17.89	(2.4)%	17.43	17.58	(0.9)%
Tampa	12.75	13.27	(3.9)%	12.71	13.09	(2.9)%
Charlotte	10.31	10.55	(2.3)%	10.20	10.39	(1.8)%
All other markets	13.69	13.89	(1.4)%	13.47	13.56	(0.7)%
Total REVPAF	$16.48	$16.71	(1.4)%	$16.27	$16.37	(0.6)%

Revenue declined on a year-over-year basis for nearly all of our markets. We believe that our geographic diversification and scale across substantially all major metropolitan markets in the U.S. provides some insulation from localized economic effects and enhances the stability of our cash flows. It is difficult to predict localized trends in short-term self-storage demand and operating results. Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Acquired Facilities

The Acquired Facilities represent 88 facilities that we acquired in 2018, 2019, and the first nine months of 2020. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change (a)	2020	2019	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2018 Acquisitions	$4,299	$4,180	$119	$12,669	$11,886	$783
2019 Acquisitions	8,141	4,188	3,953	22,735	6,843	15,892
2020 Acquisitions	2,860	-	2,860	5,368	-	5,368
Total revenues	15,300	8,368	6,932	40,772	18,729	22,043

Cost of operations (b):
2018 Acquisitions	1,853	1,518	335	5,671	5,565	106
2019 Acquisitions	2,978	1,906	1,072	9,791	2,830	6,961
2020 Acquisitions	1,824	-	1,824	3,623	-	3,623
Total cost of operations	6,655	3,424	3,231	19,085	8,395	10,690

Net operating income:
2018 Acquisitions	2,446	2,662	(216)	6,998	6,321	677
2019 Acquisitions	5,163	2,282	2,881	12,944	4,013	8,931
2020 Acquisitions	1,036	-	1,036	1,745	-	1,745
Net operating income	8,645	4,944	3,701	21,687	10,334	11,353
Depreciation and
amortization expense	(9,173)	(6,739)	(2,434)	(28,503)	(16,330)	(12,173)
Net loss	$(528)	$(1,795)	$1,267	$(6,816)	$(5,996)	$(820)

At September 30:
Square foot occupancy:
2018 Acquisitions				92.8%	86.2%	7.7%
2019 Acquisitions				91.5%	75.2%	21.7%
2020 Acquisitions				80.0%	-	-
				89.3%	79.8%	11.9%
Annual contract rent per
occupied square foot:
2018 Acquisitions				$11.34	$11.87	(4.5)%
2019 Acquisitions				11.41	12.52	(8.9)%
2020 Acquisitions				13.00	-	-
				$11.71	$12.22	(4.2)%

Number of facilities:
2018 Acquisitions				25	25	-
2019 Acquisitions				44	32	12
2020 Acquisitions				19	-	19
				88	57	31
Net rentable square feet (in thousands):
2018 Acquisitions				1,653	1,629	24
2019 Acquisitions				3,154	2,202	952
2020 Acquisitions				1,385	-	1,385
				6,192	3,831	2,361

ACQUIRED FACILITIES (Continued)	As of September 30, 2020
Costs to acquire (in thousands):
2018 Acquisitions	$181,020
2019 Acquisitions	429,850
2020 Acquisitions	282,417
$893,287

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

We believe that our economies of scale in marketing and operations allows us to generate higher net operating income from newly acquired facilities than was achieved by the previous owners. However, it can take 12 or more months for us to fully achieve the higher net operating income, or even longer in the case of an acquired facility with low occupancy levels and/or below market in place rents, and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions. As a result, there can be no assurance that we will achieve our expectations with respect to these newly acquired facilities.

The Acquired Facilities have an aggregate of approximately 6.2 million net rentable square feet, including 0.8 million in Virginia, 0.5 million in each of Florida, Minnesota and Texas, 0.4 million in each of Georgia, Indiana, Nebraska and Ohio, 0.3 million in each of California, Massachusetts, South Carolina and Tennessee and 1.1 million in other states.

For the nine months ended September 30, 2020, the weighted average annualized yield on cost, based upon net operating income, for the 25 facilities acquired in 2018 was 5.2%. The yield for the facilities acquired in the nine months ended September 30, 2020 is not meaningful due to our limited ownership period, and the yield for the facilities acquired in 2019 is not meaningful due to the presence of unstabilized facilities.

During the first nine months of 2020, we acquired 19 self-storage facilities for an aggregate cost of $282.4 million. Seller inquiries and acquisition volume have increased since June 30, 2020. We acquired or are under contract after September 30, 2020 to acquire 54 additional self-storage facilities (six in Michigan, five each in, Illinois, Oregon, Pennsylvania, and Texas, four in Maryland, three each in Alabama, Georgia, and Missouri, two each in Arizona, Colorado, Florida, Minnesota, Nevada, and Ohio, and one each in Oklahoma, Virginia, and Washington), which includes a 36 property portfolio, for a total purchase price of $686.9 million. Except for 12 properties ($193.9 million) which are under construction and expected to close as they are completed in 2021, these properties are expected to close in the remainder of 2020.

Any additional acquisition volume in 2020 will depend upon the outcome of opportunities we are currently evaluating, and whether additional owners will be motivated to market their properties, which will in turn depend upon factors such as economic conditions and the level of seller confidence. There can be no assurance as to the level of future acquisitions of facilities.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended September 30, 2020 and 2019 totaled $9.2 million and $6.7 million, respectively, and $28.5 million and $16.3 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at September 30, 2020, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $36.4 million in the year ending December 31, 2020. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2020.

Developed and Expanded Facilities

The developed and expanded facilities include 76 facilities that were developed on new sites since January 1, 2015, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 20 were completed at January 1, 2019, 35 were completed in the 21 months ended September 30, 2020, and 16 are currently in process or are expected to commence renovation in 2020. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change (a)	2020	2019	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2015	$4,567	$4,531	$36	$13,506	$13,091	$415
Developed in 2016 - 2018	18,024	15,197	2,827	51,170	40,995	10,175
Developed in 2019	1,831	645	1,186	4,349	871	3,478
Developed in 2020	79	-	79	86	-	86
Expansions completed before 2019	8,625	7,713	912	24,869	21,463	3,406
Expansions completed in 2019 or 2020	8,688	6,899	1,789	24,368	18,694	5,674
Expansions in process	4,535	4,914	(379)	13,489	14,674	(1,185)
Total revenues	46,349	39,899	6,450	131,837	109,788	22,049

Cost of operations (b):
Developed in 2015	1,429	1,564	(135)	4,491	4,580	(89)
Developed in 2016 - 2018	7,693	7,283	410	22,976	21,639	1,337
Developed in 2019	1,143	527	616	3,496	1,264	2,232
Developed in 2020	155	-	155	206	-	206
Expansions completed before 2019	2,876	2,883	(7)	8,663	8,045	618
Expansions completed in 2019 or 2020	5,219	3,646	1,573	13,797	9,936	3,861
Expansions in process	1,306	1,222	84	3,849	3,690	159
Total cost of operations	19,821	17,125	2,696	57,478	49,154	8,324

Net operating income (loss):
Developed in 2015	3,138	2,967	171	9,015	8,511	504
Developed in 2016 - 2018	10,331	7,914	2,417	28,194	19,356	8,838
Developed in 2019	688	118	570	853	(393)	1,246
Developed in 2020	(76)	-	(76)	(120)	-	(120)
Expansions completed before 2019	5,749	4,830	919	16,206	13,418	2,788
Expansions completed in 2019 or 2020	3,469	3,253	216	10,571	8,758	1,813
Expansions in process	3,229	3,692	(463)	9,640	10,984	(1,344)
Net operating income	26,528	22,774	3,754	74,359	60,634	13,725
Depreciation and
amortization expense	(15,590)	(14,040)	(1,550)	(45,832)	(39,555)	(6,277)
Net income	$10,938	$8,734	$2,204	$28,527	$21,079	$7,448

At September 30:
Square foot occupancy:
Developed in 2015				94.7%	91.7%	3.3%
Developed in 2016 - 2018				89.4%	75.6%	18.3%
Developed in 2019				84.7%	46.6%	81.8%
Developed in 2020				31.7%	-	-
Expansions completed before 2019				88.9%	76.0%	17.0%
Expansions completed in 2019 or 2020				75.2%	58.6%	28.3%
Expansions in process				85.7%	91.2%	(6.0)%
				84.4%	72.3%	16.7%

DEVELOPED AND EXPANDED
FACILITIES (Continued)	As of September 30,
	2020	2019	Change (a)
	(Amounts in thousands,
	except for number of facilities)
Annual contract rent per occupied square foot:
Developed in 2015	$15.62	$15.61	0.1%
Developed in 2016 - 2018	12.98	12.83	1.2%
Developed in 2019	8.64	9.43	(8.4)%
Developed in 2020	8.96	-	-
Expansions completed before 2019	14.20	14.60	(2.7)%
Expansions completed in 2019 or 2020	9.89	11.92	(17.0)%
Expansions in process	20.37	21.48	(5.2)%
	$12.77	$13.81	(7.5)%
Number of facilities:
Developed in 2015	13	13	-
Developed in 2016 - 2018	50	50	-
Developed in 2019	11	8	3
Developed in 2020	2	-	2
Expansions completed before 2019	20	20	-
Expansions completed in 2019 or 2020	35	35	-
Expansions in process	16	16	-
	147	142	5

Net rentable square feet (c):
Developed in 2015	1,242	1,242	-
Developed in 2016 - 2018	6,250	6,250	-
Developed in 2019	1,057	733	324
Developed in 2020	246	-	246
Expansions completed before 2019	2,754	2,754	-
Expansions completed in 2019 or 2020	4,816	4,003	813
Expansions in process	996	970	26
	17,361	15,952	1,409

	As of September 30, 2020
Costs to develop:
Developed in 2015	$119,258
Developed in 2016 - 2018	759,643
Developed in 2019	150,387
Developed in 2020	28,689
Expansions completed before 2019 (d)	159,217
Expansions completed in 2019 or 2020 (d)	291,469
	$1,508,663

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 17.4 million net rentable square feet at September 30, 2020, including 6.5 million in Texas, 2.4 million in California, 2.2 million in Florida, 1.5 million in Colorado, 1.1 million in Minnesota, 0.8 million in North Carolina, 0.7 million in Washington, 0.3 million in each of Arizona, Georgia, Michigan, Missouri and South Carolina and 0.7 million in other states.

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

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run. However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in 2019 and the first three quarters of 2020 will continue at similar levels for the remainder of 2020.

Our existing unstabilized facilities continued to fill up in terms of occupancies consistent with our general expectations during the nine months ended September 30, 2020, despite the impact of the COVID Pandemic, and we expect that trend to continue. Similar to our Same Store Facilities as described above, the COVID Pandemic negatively impacted rental rates during the three months ended June 30, 2020, but in the quarter ended September 30, 2020 our trends improved. Whether we ultimately achieve our yield expectations, and the timeframe for reaching stabilized cash flows, depends largely upon the same factors affecting aggregate demand, move-ins, move-outs, and realized annual rent per occupied square foot for our Same Store facilities as set forth under “Analysis of Same Store Revenue” above.

At September 30, 2020, we had a development pipeline to develop twelve new self-storage facilities and expand 26 existing self-storage facilities, which will add approximately 3.7 million net rentable square feet at a cost of $563.2 million. We have continued to add projects to our development pipeline in the three and nine months ended September 30, 2020. We expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

We regularly monitor our in-process projects to ensure that they meet our risk-adjusted yield expectations, particularly in the current volatile operating environment. During the three months ended June 30, 2020, we decided to cease pursuit of several early stage development and expansion projects, and incurred $3.2 million in incremental general and administrative expense on the related cumulative costs incurred. We had no significant project cancellation costs during the three months ended September 30, 2020.

Newly Developed Facilities

The facilities included under “Developed in 2015” had high occupancies at December 31, 2018, but had 3.2% year over year revenue growth during the nine months ended September 30, 2020 which exceeds the 1.5% reduction in year over year revenue growth in the Same Store facilities. This outperformance relative to the Same Store Facilities reflects the maturity of the existing tenant base following attainment of high occupancy, illustrating the latter stage of the stabilization process noted above. The annualized yield on cost for these facilities, based upon the net operating income for the nine months ended September 30, 2020, was 10.1%.

The facilities included under “Developed in 2016 - 2018” and “Developed in 2019” continue to be, on average, in the occupancy stabilization phase. We expect continued growth in these facilities throughout the remainder of 2020 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property, the level of new and existing supply, as well as the impact of the COVID Pandemic. The yield on cost that will ultimately be achieved on the remainder of the newly developed facilities cannot be determined at this time, and may not reach the levels achieved on the facilities developed in 2015.

We have twelve additional newly developed facilities in process, which will have a total of 1.2 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $216.6 million. We expect these facilities to open over the next 18 to 24 months.

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

The facilities under “completed expansions” represent those facilities where the expansions have been completed at September 30, 2020. We incurred a total of $450.7 million in direct cost to expand these facilities, demolished a total of 1.0 million net rentable square feet of storage space, and built a total of 4.9 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at September 30, 2020 or which will commence construction by December 31, 2020. We have a pipeline to add a total of 2.5 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $346.6 million. We have already demolished 0.2 million net rentable square feet of space in connection with our expansion projects, and expect to demolish an additional 0.2 million net rentable square feet.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $15.6 million and $45.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $14.0 million and $39.6 million for the same periods in 2019. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at September 30, 2020, depreciation of buildings is expected to aggregate approximately $60.5 million in the year ending December 31, 2020. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2020.

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

The other non-same store facilities have an aggregate of 3.6 million net rentable square feet, including 0.7 million in Texas, 0.5 million in each of Ohio and Oklahoma, 0.4 million in South Carolina, 0.3 million in each of New York and Florida and 0.9 million in other states.

The net operating income for these facilities was $6.9 million and $19.8 million in the three and nine months ended September 30, 2020, respectively, as compared to $7.1 million and $20.7 million for the same periods in 2019. During the three and nine months ended September 30, 2020, the average occupancy for these facilities was 92.0%, and 88.1%, respectively, as compared to 88.3% and 86.9% for the same periods in 2019.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $7.0 million and $20.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $6.3 million and $18.0 million for the same periods in 2019. We expect that depreciation for the remainder of 2020 will approximate the level experienced in the nine months ended September 30, 2020.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

Three Months Ended September 30,				Nine Months Ended September 30,
2020		2019	Change	2020	2019	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$38,698	$33,575	$5,123	$110,327	$98,140	$12,187
Merchandise	8,010	7,983	27	23,005	23,659	(654)
Total revenues	46,708	41,558	5,150	133,332	121,799	11,533

Cost of Operations:
Tenant reinsurance	6,544	7,143	(599)	20,611	20,065	546
Merchandise	4,850	4,750	100	13,510	14,026	(516)
Total cost of operations	11,394	11,893	(499)	34,121	34,091	30

Net operating income
Tenant reinsurance	32,154	26,432	5,722	89,716	78,075	11,641
Merchandise	3,160	3,233	(73)	9,495	9,633	(138)

Total net operating income	$35,314	$29,665	$5,649	$99,211	$87,708	$11,503

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

Tenant reinsurance revenue increased $5.1 million or 15.3% in the three months ended September 30, 2020, and increased $12.2 million or 12.4% in the nine months ended September 30, 2020, in each case as compared to the same period in 2019. The increase is due to higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities increased $2.8 million or 9.7% from $28.9 million in the three months ended September 30, 2019 to $31.7 million in the three months ended September 30, 2020, and increased $6.2 million or 7.2% from $85.7 million in the nine months ended September 30, 2019 to $91.9 million in the nine months ended September 30, 2020.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $6.5 million and $20.6 million in the three and nine months ended September 30, 2020, respectively, as compared to $7.1 million and $20.1 million for the same periods in 2019.

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

Equity in earnings of unconsolidated real estate entities

For all periods presented, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$16,548	$13,660	$2,888	$51,513	$42,244	$9,269
Shurgard	4,692	5,385	(693)	11,350	13,387	(2,037)
Total equity in earnings	$21,240	$19,045	$2,195	$62,863	$55,631	$7,232

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

At September 30, 2020, PSB wholly-owned approximately 27.5 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Included in our equity earnings from PSB for the three and nine months ended September 30, 2020 is our equity share of gains on sale of real estate totaling $3.2 million and $11.3 million, respectively.

Equity in earnings from PSB, excluding the aforementioned real estate gains, decreased $0.3 million and $2.0 million in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 due primarily to reduced net operating income from PSB’s sale of assets. See Note 4 to our September 30, 2020 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information, including discussion of the factors that affect its earnings, including impacts from the COVID Pandemic, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.

At September 30, 2020, Shurgard owned 239 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our September 30, 2020 financial statements.

In the nine months ended September 30, 2020, Shurgard acquired six facilities for an aggregate cost of $53.9 million (none in the same period in 2019).

The decreases of $0.7 million and $2.0 million for the three and nine months ended September 30, 2020 is due primarily to the impact of increased depreciation expense. The variance for the nine month period also includes the impact of casualty and disposition related gains and losses during the nine months ended September 30, 2020 and 2019.

Shurgard’s public filings and publicly reported information, including discussion of the factors that affect its earnings, including impacts from the COVID Pandemic, can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at average exchange rates of 1.168 and 1.112 for the three months ended September 30, 2020 and 2019, respectively, and 1.124 for each of the nine month periods ended September 30, 2020 and 2019. Our future earnings from Shurgard will be affected by the effect of future exchange rates.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended September 30,				Nine Months Ended September 30,
2020		2019	Change	2020	2019	Change
(Amounts in thousands)

Share-based compensation expense	$8,622	$7,057	$1,565	$22,238	$20,297	$1,941
Costs of senior executives	327	327	-	2,294	1,982	312
Development and acquisition costs	1,620	1,312	308	8,319	5,102	3,217
Tax compliance costs and taxes paid	1,711	1,270	441	4,740	3,988	752
Legal costs	1,933	1,446	487	5,189	6,372	(1,183)
Public company costs	1,155	1,161	(6)	3,752	3,888	(136)
Other costs	5,920	4,335	1,585	16,114	10,046	6,068
Total	$21,288	$16,908	$4,380	$62,646	$51,675	$10,971

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees and trustees, as well as related employer taxes. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of grant. See Note 10 to our September 30, 2020 financial statements for further information on our share-based compensation.

In July 2020, our share-based compensation plans were modified to allow immediate vesting upon retirement (“Retirement Acceleration”), and to extend the exercisability of outstanding stock options up to a year after retirement, for currently outstanding and future grants. Employees are eligible for Retirement Acceleration if they meet certain conditions including length of service, age, notice of intent to retire, and facilitation of succession for their role. This modification resulted in $2.6 million in incremental share-based compensation expense during the three and nine months ended September 30, 2020. We expect a similar amount of incremental share-based compensation expense in the remainder of 2020.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $2.8 million and $8.9 million for the three and nine months ended September 30, 2020, respectively, as compared to $3.0 million and $9.0 million for the same periods in 2019, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During the nine months ended September 30, 2020, we incurred $3.2 million in costs associated with the write-off of cancelled development projects. Development and acquisition costs are expected to remain stable in the remainder of 2020.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in the nine months ended September 30, 2020, in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT. The level of these costs depends upon corporate activities and initiatives and, as a result, such costs are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income includes $2.3 million and $7.1 million in the three and nine months ended September 30, 2020, respectively, as compared to $2.4 million and $7.7 million for the same periods in 2019, in aggregate net income from our commercial and property management operations. We do not expect any significant changes in income from commercial and property management operations in the remainder of 2020. The remaining amounts include interest earned on cash balances, which reflected a year-over-year decrease in average interest rates, trademark license fees received from Shurgard, and sundry other income items that are received from time to time (including $3.5 million and $5.5 million in aggregate during the three and nine months ended September 30, 2020, respectively, related to litigation settlements and the early repayment of notes receivable). The level of other interest and income items in the remainder of 2020 will be dependent upon the level of cash balances we retain, interest rates, and the level of sundry other income items.

Interest expense: For the three and nine months ended September 30, 2020, we incurred $15.1 million and $44.6 million, respectively, of interest on our outstanding debt, as compared to $13.6 million and $36.0 million for the same periods in 2019. In determining interest expense, these amounts were offset by capitalized interest of $0.8 million and $2.5 million during the three and nine months ended September 30, 2020, respectively, associated with our development activities, as compared to $1.0 million and $3.0 million for the same periods in 2019. The increase in the three and nine months ended September 30, 2020, as compared to the same periods in 2019, is due to our issuances on (i) April 12, 2019 of $500 million in senior notes bearing interest at an annual rate of 3.385% and on (ii) January 24, 2020 of €500 million ($586.2 million) aggregate principal amount of senior notes bearing interest at an annual rate of 0.875%. At September 30, 2020, we had $2.5 billion of debt outstanding, with an average interest rate of 2.4%.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange (Loss) Gain: For the three and six months ended September 30, 2020, we recorded foreign currency losses of $41.9 million and $52.3 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and nine months ended September 30, 2019, we recorded foreign currency gains of $15.6 million and $18.1 million, respectively. The Euro was translated at exchange rates of approximately 1.172 U.S. Dollars per Euro at September 30, 2020, 1.122 at December 31, 2019, 1.092 at September 30, 2019 and 1.144 at December 31, 2018. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In the nine months ended September 30, 2020, we recorded $1.1 million in gains, and in the nine months ended September 30, 2019, we recorded gains totaling $0.3 million, primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions increased from $50.0 million and $158.6 million in the three and nine months ended September 30, 2019, respectively, to $53.9 million and $158.8 million in the same periods in 2020, due primarily to higher average preferred shares outstanding, partially offset by lower average coupon rates due to redemptions of preferred shares with the proceeds from the issuance of new series with lower market coupon rates. We also allocated income from our common shareholders to the holders of our preferred shares totaling $23.3 million and $38.4 million in the three and nine months ended September 30, 2020, respectively, and $9.1 million and $26.5 million in the three and nine months ended September 30, 2019, respectively, in connection with the redemption of preferred securities. Based upon our preferred shares outstanding at September 30, 2020, including our Series N Preferred Shares issued on October 6, 2020, our quarterly distribution to our preferred shareholders is expected to be approximately $47.6 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2020 and November 4, 2020, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $24.3 million of outstanding letters of credit which limits our borrowing capacity to $475.7 million. Our line of credit matures on April 19, 2024.

We believe that we have significant financial flexibility to adapt to changing conditions and opportunities. Currently, market rates of interest for our debt, and market coupon rates for our preferred equity, are at historically low levels and we have significant access to these sources of capital. On October 6, 2020, we issued $282.5 million in preferred securities at a 3.875% coupon rate. Based upon our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions were to change significantly in the long run, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.

Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders over the next 12 months.

As of September 30, 2020, we expect capital resources over the next year of approximately $1.2 billion, which exceeds our currently identified capital needs of approximately $1.1 billion. Our expected capital resources include: (i) $294.0 million of cash as of September 30, 2020, (ii) $475.7 million of available borrowing capacity on our revolving line of credit, (iii) $274.6 million in net proceeds from the issuance of our Series N Preferred Shares on October 6, 2020 and (iv) approximately $150 million to $200 million of expected retained operating cash flow in the next year. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain our real estate facilities.

Our currently identified capital needs consist primarily of $686.9 million in property acquisitions currently under contract and $386.5 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term. In addition, the COVID Pandemic could result in increases or decreases to our capital needs as we continue to adjust our acquisition and development of self-storage facilities in light of potential returns, execution issues, the cost and availability of capital, and other factors.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of September 30, 2020, the principal outstanding on our debt totaled approximately $2.5 billion, consisting of $25.8 million of secured debt, $987.2 million of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2020	$515
2021	1,857
2022	502,574
2023	19,219
2024	117,370
Thereafter	1,871,446
$2,512,981

We have no material debt maturity until September 2022. Our debt is well-laddered, with material debt maturities at least 18 months apart, which moderates refinancing risk.

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

Capital expenditures totaled $126.1 million in the first nine months of 2020, and are expected to approximate $175 million in the year ending December 31, 2020. Our capital expenditures for 2020 include certain projects that are upgrades and not traditional like-for-like replacements of existing components, and in certain circumstances replace existing components before the end of their functional lives. Such projects include installation of LED lighting, replacing existing planting configurations with more drought tolerant and low maintenance configurations, installation of solar panels, improvements to office and customer zone configurations to provide a more customer-friendly experience, and improvements to outdoor facades and color schemes. Such incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers, or reduce operating costs. The $175 million in capital expenditures expected for the year ending December 31, 2020, as well as the $192.5 million incurred in 2019, represent a substantial increase from the amounts incurred of $139.4 million, $124.8 million and $86.0 million in 2018, 2017, and 2016, respectively. We expect continued elevated capital expenditures beyond 2020; however, the level and persistence of this elevation is uncertain at this time.

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

On October 23, 2020, our Board declared a quarterly cash dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of December 2020. Our consistent, long-term dividend policy has been to distribute only our taxable income over time. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2020, including our Series N Preferred Shares issued on October 6, 2020, to be approximately $190.3 million per year.

We estimate we will pay approximately $5.7 million per year in distributions to noncontrolling interests outstanding at September 30, 2020.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. We acquired or are under contract after September 30, 2020 to acquire 54 self-storage facilities for a total purchase price of $686.9 million, including a 36 property portfolio. Except for 12 properties ($193.9 million) which are under construction and expected to close as they are completed in 2021, these properties are expected to close in the remainder of 2020. Any additional acquisition volume in 2020 will depend upon the outcome of opportunities we are currently evaluating, and whether additional owners will be motivated to market their properties, which will in turn depend upon factors such as economic conditions and the level of seller confidence.

As of September 30, 2020 we had development and expansion projects at a total cost of approximately $563.2 million. Costs incurred through September 30, 2020 were $176.7 million, with the remaining cost to complete of $386.5 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to significant contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of November 4, 2020, we have no series of preferred securities that are currently eligible for redemption. See Note 8 to our September 30, 2020 financial statements for the date each series becomes eligible for redemption at our option with 30 days’ notice. Future redemptions of preferred shares, as they become available for redemption, will depend upon many factors, including the rate at which we could issue replacement preferred securities. Preferred shares are not redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended September 30, 2020, we did not repurchase any of our common shares. From the inception of the repurchase program through November 4, 2020, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2020 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2020	2021	2022	2023	2024	Thereafter

Interest and principal payments
on debt (1)	$2,887,707	$15,140	$60,297	$557,464	$65,196	$161,370	$2,028,240

Leases and other commitments (2)	73,962	1,087	4,547	3,639	3,539	3,561	57,589

Construction commitments (3)	109,537	19,361	85,848	4,328	-	-	-

Total	$3,071,206	$35,588	$150,692	$565,431	$68,735	$164,931	$2,085,829

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at September 30, 2020. See Note 6 to our September 30, 2020 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at September 30, 2020.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2020, including our Series N Preferred Shares issued on October 6, 2020, to be approximately $190.3 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2020, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $2.5 billion and represents 29.6% of the book value of our equity at September 30, 2020.

We have foreign currency exposure at September 30, 2020 related to (i) our investment in Shurgard, with a book value of $336.1 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on September 30, 2020, and (ii) €842.0 million ($987.2 million) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at September 30, 2020 is approximately $2.7 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.4% at September 30, 2020. See Note 6 to our September 30, 2020 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2020	2021	2022	2023	2024	Thereafter	Total

Fixed rate debt	$515	$1,857	$502,574	$19,219	$117,370	$1,871,446	$2,512,981

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•risk that there could be an out-migration of population from certain high-cost major markets, if it is determined that the ability to “work from home,” which has become more prominent during the COVID Pandemic, could allow certain workers to live in less expensive localities, which could negatively impact the occupancies and revenues of our properties in such high-cost major markets;

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

We believe that the degree to which the COVID Pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, the speed and effectiveness of vaccine and treatment developments, as well as the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, as well as potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future pandemics or public health crises could have similar impacts.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through November 4, 2020, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2020. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed pursuant to our option to redeem such shares, 19,800,000 of our 5.375% Series V preferred shares in July 2020 and 29,000,000 of our 5.200% Series W and Series X preferred shares in September 2020, at $25.00 per share.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1

Articles Supplementary for Public Storage 4.125% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated August 13, 2020 and incorporated by reference herein.

3.2

Articles Supplementary for Public Storage 3.875% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated September 29, 2020 and incorporated by reference herein.

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
DATED: November 4, 2020 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)