Form 10-K
period 2020-12-31
Public Storage
filed 2021-02-24
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020.

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

(818) 244-8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.125% Cum Pref Share, Series C, $0.01 par value	PSAPrC	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.950% Cum Pref Share, Series D, $0.01 par value	PSAPrD	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2020:

Common Shares, $0.10 Par Value Per Share – $29,116,505,000 (computed on the basis of $191.89 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2020).

As of February 19, 2021, there were 174,912,175 outstanding Common Shares, $.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (the “SEC”).  These include general risks associated with the ownership and operation of real estate, including changes in demand, risk related to development, expansion and acquisition of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in laws and regulations governing property tax, real estate and zoning; risks associated with economic downturns in the national and local markets in which we operate; risks associated with the COVID-19 pandemic (the “COVID Pandemic”) or similar events, including negative economic impacts which could reduce the demand for our facilities or increase tenant delinquencies and regulatory actions to close or limit access to our facilities, limit our ability to set rents or limit our ability to collect rent or evict delinquent tenants; the risk that there could be an out-migration of population from our markets which would reduce demand for our facilities; risks related to increased reliance on Google as a customer acquisition channel; risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations and changes in tax laws; the impact of the legal and regulatory environment, as well as national, state and local laws and regulations including, without limitation, those governing environmental issues, taxes, our tenant reinsurance business, and labor; risks due to ballot initiatives or other actions that could remove the protections of Proposition 13 with respect to our real estate and result in substantial increases in our assessed values and property tax bills in California; changes in United States federal or state tax laws related to the taxation of real estate investment trusts (“REITs”) and other corporations; security breaches or a failure of our networks, systems or technology could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments; risks associated with the self-insurance of certain business risks; and delays and cost overruns on our projects to develop new facilities or expand our existing facilities.

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

General Discussion of our Business

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980. Our principal business activities include the ownership and operation of self-storage facilities and other related operations including tenant reinsurance and third-party self-storage management. We are the industry leading owner and operator of self-storage properties with a recognizable brand, including the ubiquitous orange color, which is one of the most recognizable within the industry.

Self-storage Operations:

We acquire, develop, own and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the U.S. with physical presence in most major markets and 38 states. We believe our scale, brand name and technology platform afford us competitive advantages. At December 31, 2020, we held interests in and consolidated 2,548 self-storage facilities (an aggregate of 175 million net rentable square feet of space) operating under the “Public Storage” brand name. We own all of the economic interest in these facilities, except for 21 of these facilities held with other noncontrolling interests.

Ancillary and Other Operations:

We reinsure policies held by tenants against losses to goods stored at the self-storage facilities we own, as well as those we manage for third parties. These policies cover claims for losses related to specified events up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance from an independent third party insurer to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. At December 31, 2020, there were approximately 990,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.9 billion.

At December 31, 2020, we managed 92 facilities for third parties, and are under contract to manage 25 additional facilities including 24 facilities that are currently under construction. In addition, we sell merchandise, primarily locks and cardboard boxes at our self-storage facilities.

We hold a 42% equity interest in PS Business Parks, Inc. (“PSB”) and a 35% interest in Shurgard Self Storage SA (“Shurgard”). PSB is a publicly held REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks. At December 31, 2020, PSB owned and operated 27.7 million rentable square feet of commercial space. Shurgard is a public company traded on Euronext Brussels under the “SHUR” symbol and owns 241 self-storage facilities (13.2 million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name.

For all periods presented herein, we have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). For each taxable year in which we qualify for taxation as a REIT, we will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our shareholders. We believe we met these requirements in all periods presented herein and we expect to continue to qualify as a REIT.

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

We generally own facilities in major markets. We believe that we have market share and concentration in major metropolitan centers, with approximately 70% of our 2020 same-store revenues generated in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels. We believe this is a competitive advantage relative to other self-storage operators, which do not have our geographic concentration and market share in the major MSAs.

The high level of ownership fragmentation in the industry is partially attributable to the relative simplicity of managing a local self-storage facility, such that small-scale owners can operate self-storage facilities at a basic level of profitability without significant managerial or operational infrastructure. Our facilities compete with nearby self-storage facilities owned by other operators using marketing channels, including Internet advertising, signage, and banners and offering services similar to ours. As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities. However, we believe that the economies of scale inherent in this business result in our being able to operate self-storage facilities at a materially higher level of cash flow per square foot than other operators without our scale.

Recently, larger national operators (including ourselves) are offering to manage facilities owned by third parties on their platform for a fee, and Google is offering a more convenient platform for small operators to compete with larger operators in paid search bidding campaigns to drive web traffic and increase reservations. Depending upon how many smaller operators avail themselves of these management services and Google’s platform, these two developments may potentially diminish the competitive advantage we have versus smaller owner/operators.

Newly developed facilities compete with many of the facilities we own, negatively impacting our occupancies, rental rates, and rental growth, particularly as newly developed facilities fill up. The level of new construction varies in each market over time, depending upon many factors such as the cost and availability of land, construction costs, zoning limitations, and the availability of capital, as well as local demand and economic conditions. Currently, we are affected by newly developed facilities in markets such as Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, Minneapolis, New York and Portland. We expect development of new self-storage facilities to continue to impact our results for the foreseeable future.

Technology

We believe technology enables revenue optimization and cost efficiencies. Over the past few years we have invested in technologies that we believe have enabled us to operate and compete more effectively.

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

Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:

•Our Desktop and Mobile Websites: The online marketing channel is a key source of customers. Approximately 76% of our move-ins in 2020 were sourced through our website and we believe that many of our other customers who reserved directly through our call center or arrived at a facility and moved in without a reservation, have reviewed our pricing and availability online through our websites. We seek to regularly update the structure, layout, and content of our website in order to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns, and to maximize users’ likelihood of reserving space on our website.

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

To further enhance the move-in experience, in 2020 we initiated our “eRental®” process whereby prospective tenants (including those who initially reserved a space) expedite the move-in process by executing a lease agreement from their smartphone or computer and then going directly to their space on the move-in date. Approximately half of customers elected this “eRental®” process during the fourth quarter of 2020.

In addition, in 2020 we have implemented technology solutions in the area of labor scheduling, an integrated customer smartphone application, automated and centralized property access systems, and website customer chat functions.

Growth and Investment Strategies

Our ongoing growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring and developing facilities, (iii) growing ancillary business activities including tenant reinsurance and third-party management services, and (iv) leveraging the growth of our investment in PSB and Shurgard. While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.

From time to time we explore expansion of our activities to other countries. Any such strategic expansion would most likely involve acquiring an interest in an existing operator’s platform. There can be no assurance that any such expansion will occur in the future or the timing thereof.

Improve the operating performance of existing facilities: We regularly update and enhance our strategies to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We maximize revenues through striking the appropriate balance between occupancy and rates to new and existing tenants, by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing customers, and (iii) our marketing spending and intensity. We inform these pricing and marketing decisions by observing their impact on web and call center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.

Acquire existing properties in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities. Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities. Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our return on capital expectations.

Develop new self-storage facilities and expand existing facilities: The development of new self-storage locations and the expansion of existing facilities has been an important source of our growth. Our operating experience in major markets and experience in stabilizing new properties provides us advantages in developing new facilities. We plan to increase our development activity given attractive risk adjusted return profile with yields above those of acquisitions. However, our level of development is dependent upon many factors, including the cost and availability of land, the cost and availability of construction materials and labor, zoning and permitting limitations, our cost of capital, the cost of acquiring facilities relative to developing new facilities, as well as local demand and economic conditions.

Grow ancillary business activities: We pursue growth initiatives providing attractive insurance offerings for tenants who choose to protect their stored items against loss and desire to maximize their storage experience. As we grow our self-storage portfolio we have the opportunity to increase the growth profile of our tenant reinsurance business.

Our third party management business enables us to generate revenues through management fees, expand our presence, increase our economies of scale, promote our brand and enhance our ability to acquire additional facilities over the medium and long-term as a result of strategic relationships forged with third-party owners.

Participate in the growth of PS Business Parks, Inc.: We hold a 42% equity interest in PSB. Our investment in PSB provides diversification into another asset type. PSB seeks to grow its asset base in its existing markets as well as increase the cash flows from its owned portfolio. As of December 31, 2020, PSB owned and operated approximately 27.7 million rentable square feet of commercial space.

Participate in the growth of Shurgard: We hold a 35% interest in Shurgard. We believe Shurgard is the largest self-storage company in Western Europe. Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S. However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe. We believe Shurgard can capitalize on potential increased demand through the development of new facilities and acquiring existing facilities. From January 1, 2018 through December 31, 2020, Shurgard acquired 17 facilities from third parties for approximately $187.7 million, and has opened six development properties at a total cost of approximately $66.9 million. At December 31, 2020, Shurgard had ten properties in their development pipeline.

Compliance with Government Regulations

We are subject to various laws, ordinances and regulations, including various federal, state and local regulations that apply generally to the ownership of real property and the operation of self-storage properties. These include various laws and government regulations concerning environmental matters, labor matters and employee safety and health matters. Further, our insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with certain federal regulations.

We are not aware of any government regulations that have resulted or that we expect will result in compliance costs that had or will have a material effect on our capital expenditures, earnings or competitive position. See “We have significant exposure to real estate risk.” and “We are subject to new and changing legislation and regulations, including the California’s Consumer Privacy Act” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations. In addition, during public health crises, such as the COVID Pandemic, or in response to natural disasters, such as wildfires in California in recent years, our properties and our tenants have been subject to emergency government regulations that have impacted our operations and our business. See “We are subject to risks from the COVID Pandemic and we may in the future be subject to risks from other public health crises” and “We have been and may in the future be adversely impacted by emergency regulations adopted in response to significant events, such as natural disasters or public health crises, that could adversely impact our operations.” in Item 1A. “Risk Factors”.

We are committed to a long-term environmental stewardship program that reduces emissions of hazardous materials into the environment and the remediation of identified existing environmental concerns, including environmentally-friendly capital initiatives and building and operating properties with a high structural resilience and low obsolescence. We accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

Impact of the COVID-19 Pandemic

During a significant portion of the year ended December 31, 2020, the COVID Pandemic has resulted in restrictions on business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, closure of businesses not considered to be “essential,” as well as other direct and indirect impacts, including a significant increase in unemployment in the U.S.

The impact of the COVID Pandemic on our business is described more fully in “Overview” and the various sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

Human Capital Resources

The Company’s key human capital management objectives are to attract, develop and retain the highest quality talent. We seek to earn the commitment of employees by making a strong commitment to them. While most join without experience in the self-storage industry, many find career success with us given our emphasis on training, development and promotion from within.

Doing the right thing and integrity are core values we live by at Public Storage and the cornerstone to our culture. Acting with the highest integrity is imperative to our success, our customer’s satisfaction and our employee’s engagement.

We have approximately 5,400 employees, including 4,700 customer facing roles (such as property level and call center personnel), 380 field management employees, and 320 employees in our corporate operations.

Diversity and Inclusion

At Public Storage, we are united under one common goal – creating a diverse and inclusive environment where all employees feel valued, included, and excited to be part of a best-in-class team. With over 5,400 team members from all different races, backgrounds, and life experiences, we celebrate inclusion and value the diversity each person brings to Public Storage. This commitment drives everything we do, from the people we hire, to the business decisions we make.

Public Storage hires based on character, skills, and experience without regard to age, gender, race, ethnicity, religion, sexual orientation, or other protected characteristic. Adherence to this practice has resulted in a diverse and inclusive employee base that reflects the diversity of customers we serve. We maintain policies regarding diversity, equal opportunity, pay-for-performance, discrimination, harassment, and labor (e.g., child, forced, and compulsory). Our employee population is approximately 70% female and approximately 51% have self-identified as people of color; Black or African American (23%), Hispanic or Latino (18%), Asian (4%), of two or more races (4%), Native American (1%), and Pacific Islander (1%).

Diversity is an important factor in all levels of the organization. Our executive team is 25% female and 25% people of color and 38% of our leadership roles are held by women. In 2020, 54% of employees promoted to leadership roles were diverse. Additionally, by having a balanced mix of generations in the organization, we gain from the experiences each age group brings - our employees are 16% Boomer, 28% Gen X, 47% Gen Y and 9% Gen Z.

Some examples of key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

Compensation, Health and Wellness

Public Storage believes in aligning employee compensation with our short- and long-term performance goals and providing compensation and incentives needed to attract, motivate and retain employees who are crucial to our success. We tailor our compensation programs to each employee group to ensure competitiveness in the market and to drive employee engagement.

Public Storage is also committed to our employees and their overall health and well-being. We want to help them feel happy, healthy, socially connected, and purposeful. Our goal is to provide tools and resources to help empower our employees to explore what they need and to evaluate for themselves what makes sense in achieving a healthy and balanced lifestyle.

We offer benefits to virtually all our employees. Anyone working 20 hours or more is eligible to participate in our health benefit offerings which include medical, dental, vision, flexible and health savings accounts, discount and income protection plans. We also offer a 401(k) plan with matching employer contributions to help our employees prepare for retirement.

Our dedicated health and wellness website is designed to provide educational and motivational content that help our employees focus on their well-being. We also host individual and team contests to promote goal setting, action and monitoring.

Additionally, employee support programs are available with access to free counseling services through various channels (web, phone, in person), life planning tools and other discount programs for legal services, pet insurance, home and auto, and more.

The COVID-19 Pandemic

The COVID Pandemic brought varying challenges to each of our employee groups. We took a multipronged approach in providing resources, tools and added protocols that focused on employees and their families while still allowing us to support the customers we serve during these unprecedented times.

Our field operations and store protocols were quickly modified to ensure a safe workspace for our employees and our customers. We implemented a policy of allowing only one customer in office at a time, required mandatory face coverings, and installed Plexiglass protection. We also sought to reduce in person touchpoints with various initiatives, most notably our newly-launched “eRental®” program described above.

Additionally, we had a swift transition to work-from-home for our corporate and call center operations by utilizing new operating and call center technology platforms that were put in place prior to prepare for these types of situations.

We established the PS Cares Fund which was designed to support our employees that may be directly impacted by COVID-19. We provided additional incentive pay for property personnel and district managers, opened personal paid time off policies for full use and provided extended paid time to ensure employees had time off assistance when and if needed. Childcare assistance and online educational content was made available to help employees balance the need to work and care for children impacted by school closures. Additionally, mental well-being offerings were provided for those struggling during these unique times.

Training, Development and Recognition

We provide robust training programs for our new hires in our field and call center operations to help them quickly learn and operate in the self-storage business. We also offer ongoing training and development programs for our workforce. We are able to accomplish this by utilizing an online platform that provides a one-stop shop for accessing training courses and relevant reference materials. Public Storage employees completed more than 367,000 formal training hours in 2020.

The online training and development platform also allows us to reinforce our culture of ongoing recognition by providing a means to show appreciation to others across all levels of the business by awarding employee recognition badges such as team player or appreciation badge. Over 54,000 badges were awarded in 2020.

Communication and Engagement

Given the geographically dispersed nature of our business, it is important for us to ensure that employees feel they are informed and included. We communicate through various channels such as monthly meetings or “touch bases”, frequent email communications and updates from corporate, company intranet postings, engagement surveys and monthly newsletters. Our monthly newsletter is an additional way to keep up with company information and each other. It contains a CEO message and provides company strategy and performance updates, employee achievements and promotions, health and wellness tips, and other pertinent information that helps keep us connected.

Employee engagement is instrumental in understanding the effectiveness of our strategies. We conduct various engagement surveys through the year to help us measure commitment, motivation and engagement, as well as gain employee feedback that helps us improve.

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

Risks Related to Our Business

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

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues. Natural disasters, such as earthquakes, fires, hurricanes and floods, or terrorist attacks could cause significant damage to our facilities and require significant repair costs, and make facilities temporarily uninhabitable, thereby reducing our revenues. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 13 to our December 31, 2020 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective. In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on self-storage demand and/or our revenues.

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

Operating costs, including property taxes, could increase. We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled approximately $297.8 million during the year ended December 31, 2020, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.

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

Development of self-storage facilities can subject us to risks.  At December 31, 2020, we had a pipeline of development projects totaling $561.4 million (subject to contingencies), and we expect to continue to seek additional development projects. There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, weather issues, unforeseen site conditions, or personnel problems. Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage operators and from other storage alternatives.  Our self-storage facilities generate most of our revenue and earnings. Significant competition from self-storage operators, property developers, and other storage alternatives may adversely impact our ability to attract and retain customers and may negatively impact our ability to generate revenue. Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates, and operating expenses. There is also an increasing influx of capital from outside financing sources driving more money, development, and supply into the industry. Development of self-storage facilities has increased in recent years, which has intensified competition and will continue to do so as newly developed facilities are opened. Development of self-storage facilities by other operators could continue to increase, due to increases in availability of funds for investment or other reasons, and further intensify competition.

Demand for self-storage facilities may be affected by customer perceptions and factors outside of our control. Significantly lower logistics costs could introduce new competitors such as valet-style storage services and reduce the demand for traditional self-storage. Customer preferences and/or needs for self-storage could change, decline, or shift to other product types thereby impacting our business model and ability to grow and/or generate revenues. Shifts in population and demographics could cause the geographical distribution of our portfolio to be suboptimal and affect our ability to maintain occupancy and attract new customers. Security incidents could result in the perception that our properties are not safe. If our customers do not feel our properties are safe, they may select competitors for their self-storage needs, or if there is an industry perception of inadequate security customer use of self-storage could be negatively impacted.

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

Economic downturns or adverse economic or industry conditions could adversely impact our financial results, growth, and access to capital.

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

We own approximately 35% of the common shares of Shurgard, and this investment has a $341.1 million book value and a $1.4 billion market value (based upon the closing trading price of Shurgard’s common stock) at December 31, 2020. We recognized $15.7 million in equity in earnings, and received $34.9 million in dividends, in 2020, with respect to Shurgard.

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

We own approximately 42% of the common equity of PSB, and this investment has a $432.0 million book value and a $1.9 billion market value (based upon the closing trading price of PSB’s common stock) at December 31, 2020. We recognized $64.8 million in equity in earnings, and received $60.7 million in dividends, in 2020, with respect to PSB.

PSB, as an owner, operator, and developer of real estate, is subject to many of the same risks we are with respect to real estate. However, we may be exposed to other risks as a result of PSB’s ownership specifically of commercial facilities. These risks are set forth in PSB’s Form 10-K for the year ended December 31, 2020, under “Item 1A. Risk Factors.”

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

•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and increases in unemployment as a result of the COVID Pandemic. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates; and

•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID Pandemic, which could have a material impact upon our capital and growth plans.

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

We have been and may in the future be adversely impacted by emergency regulations adopted in response to significant events, such as natural disasters or public health crises, that could adversely impact our operations.

In response to significant events, local, state and federal governments have and may in the future adopt regulations that could impact our operations. For example, in response to wildfires in 2018 and 2019, the State of California and some localities in California adopted temporary regulations that imposed certain limits on the rents we could charge at certain of our facilities and the extent to we could increase rents to existing tenants. As noted above, in response to the COVID Pandemic, certain localities adopted restrictions on the use of certain of our facilities, limited our ability to increase rents, limited our ability to collect rent or evict delinquent tenants, and limited our ability to complete development and redevelopment projects. Similar restrictions could be imposed in the future in response to significant events and these restrictions could adversely impact our operations.

Our marketing and pricing strategies may fail to be effective or may be constrained by factors outside of our control.

Marketing initiatives, including our increasing dependence on Google to source customers, may fail to be effective and could negatively impact financial performance. Approximately 64% of our new storage customers in 2020 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.

In addition, the inability to utilize our pricing methodology due to regulatory or market constraints could also significantly impact our financial results.

We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We have over 5,400 employees, more than 1.6 million customers, and we conduct business at facilities with 175 million net rentable square feet of storage space. As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions. Resolution of these claims and actions may divert time and attention by our management could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage. The impact of any such legal claims, proceedings, and regulatory enforcement actions and could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.

In addition, through exercising their authority to regulate our activities, governmental agencies can otherwise negatively impact our business by increasing costs or decreasing revenues.

Our failure to modernize and adopt advancements in information technology may hinder or prevent us from achieving strategic objectives.

Our inability to adapt and deliver new capabilities in time with strategic requirements may cause the organization to miss market competitive timing, first mover position, or to suffer material loss due to failed technology choices or implementation.

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

Ineffective succession planning for our CEO and executive management, as well as for our other key employees, may impact the execution of our strategic plan.

We may not effectively or appropriately identify ready-now succession candidates for CEO and executive management team which may negatively impact our ability to meet key strategic goals. Failure to implement succession plan for other key employees may leave us vulnerable to retirements and turnover.

We may fail to adequately protect our trademarks.

Our trademark and trade dress could be deemed generic and indistinct and lose protection. We could lose rights to our other intellectual property and trade secrets. Competitor use of our trademarks and trade names could lead to likelihood of confusion, tarnishment of our brand, and loss of legal protection for our marks.

Risks Related to Our Ownership, Organization and Structure

The Hughes Family could significantly influence us and take actions adverse to other shareholders.

At December 31, 2020, B. Wayne Hughes, our former Chairman and his family, which includes his daughter, Tamara Hughes Gustavson, a current member of our Board of Trustees (our “Board”), and his son, B. Wayne Hughes, Jr., a former member of the Board who retired effective December 31, 2020, (collectively, the “Hughes Family”), owned approximately 13.0% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares unless our Board grants an ownership waiver, as has occurred in certain cases for large mutual fund companies. Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, which may result in an outcome that may not be favorable to other shareholders.

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

Risks Related to Government Regulations and Taxation

We would incur adverse tax consequences if we failed to qualify as a REIT, and we would have to pay substantial U.S. federal corporate income taxes.

REITs are subject to a range of complex organizational and operational requirements. A qualifying REIT does not generally incur U.S. federal corporate income tax on its “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding net capital gain) that it distributes to its shareholders. Our REIT status is also dependent upon the ongoing REIT qualification of PSB as a result of our substantial ownership interest in it. We believe we have qualified as a REIT and we intend to continue to maintain our REIT status.

However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to U.S. federal corporate income tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our shareholders.

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

Changes made by the Tax Cuts and Jobs Act, signed into law on December 22, 2017, limit our ability to deduct compensation in excess of $1 million paid to certain senior executives. This could require us to increase distributions to our shareholders in the future in order to avoid paying tax and to maintain our REIT status.

We may pay some taxes, reducing cash available for shareholders.

Even if we qualify as a REIT for U.S. federal corporate income tax purposes, we may be subject to some federal, foreign, state and local taxes on our income and property. Since January 1, 2001, certain consolidated corporate subsidiaries of the Company have elected to be treated as taxable REIT subsidiaries (“TRSs”) for U.S. federal corporate income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our TRSs to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments. To the extent the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.

In addition, certain local and state governments have imposed taxes on self-storage rent. While in most cases those taxes are paid by our customers, they increase the cost of self-storage rental to our customers and can negatively impact our revenues. Other local and state governments may impose self-storage rent taxes in the future.

We have exposure to increased property tax in California.

Approximately $583 million of our 2020 net operating income is from our properties in California, and we incurred approximately $44 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, most recently in the November 2020 ballot. While this ballot initiative failed, there can be no assurance that future initiatives or other legislative actions will not eliminate or reduce the benefit of Proposition 13 with respect to our properties. If the beneficial effect of Proposition 13 were ended for our properties, our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

We are subject new and changing legislation and regulations, including the California Privacy Rights Act (CPRA).

We are subject to new and changing legislation or regulations, including the Americans with Disabilities Act of 1990 and legislation regarding property taxes, income taxes, REIT status, labor and employment, privacy and, lien sales, at the city, county, state, and federal level, which could materially impact our business and operations. Failure to comply with applicable laws, regulations, and policies may subject us to increased litigation and regulatory actions and negatively affect our business and operations or reputation.

On November 3, 2020, Californians passed a ballot measure that creates the California Privacy Rights Act (“CPRA”). The CPRA amends and expands the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CPRA, which goes into effect on January 1, 2023, provides new rights and amends existing rights found in the CCPA. It also creates a new privacy enforcement authority, the California Privacy Protection Agency (“CalPPA”). The CPRA grants the Attorney General and the CalPPA the authority to issue regulations on a wide range of topics. It therefore remains unclear what, if any, modifications will be made to the CPRA or how it will be interpreted. While we believe we have developed processes to comply with current privacy requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to those passed in California. Similar laws may be implemented in other jurisdictions in which we do business and in ways that may be more restrictive than those in California, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2020, we had controlling ownership interests in 2,548 self-storage facilities located in 38 states within the U.S.:

	At December 31, 2020
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)

California
Southern	253	18,661
Northern	179	11,271
Texas	315	24,115
Florida	301	21,006
Illinois	130	8,361
Georgia	116	7,820
Washington	101	7,042
North Carolina	93	6,833
Virginia	104	6,455
Colorado	78	5,739
New York	69	4,817
Minnesota	61	4,721
Maryland	63	3,878
New Jersey	58	3,863
Ohio	55	3,692
South Carolina	63	3,668
Michigan	50	3,496
Arizona	49	3,311
Missouri	41	2,752
Indiana	40	2,570
Pennsylvania	33	2,415
Tennessee	37	2,363
Oregon	40	2,127
Massachusetts	28	1,976
Nevada	28	1,915
Oklahoma	23	1,644
Kansas	21	1,268
Other states (12 states)	119	7,272

Total (a)	2,548	175,051

(a)See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2020 financials, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.

At December 31, 2020, 27 of our facilities with a net book value of $102 million were encumbered by an aggregate of $25 million in mortgage notes payable.

The configuration of self-storage facilities has evolved over time. The oldest facilities are comprised generally of multiple single-story buildings, and have on average approximately 500 primarily “drive up” spaces per facility, and a small rental office. The most prevalent recently constructed facilities have higher density footprints with large, multi-story buildings with climate control and 1,000 or more self-storage spaces, a more imposing and visible retail presence, and a prominent and large rental office designed to appeal to customers as an attractive and retail-focused “store.” Our self-storage portfolio includes facilities with characteristics of the oldest facilities, characteristics of the most recently constructed facilities, and those with characteristics of both older and recently constructed facilities. Most spaces have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.

ITEM 3.Legal Proceedings

For a description of the Company’s legal proceedings, see “Note 13. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Shares of beneficial interest (the “Common Shares”) (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 19, 2021, there were approximately 11,158 holders of record of our Common Shares.

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through February 24, 2021, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2020. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information about our equity compensation plans.

ITEM 6.Selected Financial Data

Not applicable

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and are affected by our judgments, assumptions and estimates. The notes to our December 31, 2020 financial statements, primarily Note 2, summarize our significant accounting policies.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense: We have elected to be treated as a REIT, as defined in the Code. For each taxable year in which we qualify for taxation as a REIT, we will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our shareholders. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no U.S. federal corporate income tax expense related to our REIT taxable income.

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

In addition, certain of our consolidated corporate subsidiaries have elected to be treated as TRSs for U.S. federal corporate income tax purposes, which are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our TRSs to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments. Such a penalty tax could have a material adverse impact on our net income.

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

Overview

During a significant portion of 2020, the COVID Pandemic has resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, closure of businesses not considered to be “essential,” as well as other direct and indirect impacts, including a rapid and dramatic increase in unemployment in the U.S. While in certain markets, initial government restrictions were eased in response to reductions in the rate of new infections, there have been increases in the rate of infection in certain markets from time to time and re-imposition of certain restrictions. These restrictions as well as public concerns about the COVID Pandemic continue to have an ongoing negative impact the economy, with unemployment continuing to be at high levels.

Our self-storage facilities have been classified as “essential” businesses under all applicable business closure orders and thus remained open to all customer activity. We consider the safety of our employees and customers as our first priority, and have accordingly taken significant steps to ensure safety while keeping our services available to the public. These steps include initiating our touchless eRental® leasing platform, touchless mobile app allowing customer access to our properties, enforcing social distancing requirements in our property offices and grounds, and providing protective equipment, including face coverings, gloves, and plastic barriers.

Our corporate offices as well as our call centers migrated to a “work from home” environment during the COVID Pandemic. We expect our corporate employees to return to the corporate office assuming the risk of the COVID Pandemic continues to recede. However, we expect that our call centers will remain in a “work from home”

environment due to certain favorable aspects of a distributed call center team. We believe these changes have not resulted in any significant negative impacts to our operations or decision making.

It is possible that stricter government restrictions, including stay at home orders, could be instituted or reinstituted in response to increases in infections, the aggregate effect of the COVID Pandemic and seasonal influenza infections, or if additional pandemics occur. We cannot estimate the extent of the COVID Pandemic’s future negative impacts.

The negative impacts of the COVID Pandemic are described more fully below, as well as throughout our MD&A which follows.

Our self-storage operations generate most of our net income. Our earnings growth is most impacted by the level of organic growth in our Same Store Facilities’ revenues. Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities.

During the years ended December 31, 2020 and 2019, revenues generated by our Same Store Facilities decreased by 1.0% and increased by 1.5%, respectively, as compared to the previous year. Revenue growth in each year was impacted by increased competition from newly developed facilities. The decrease in revenue in the year ended December 31, 2020 included the negative impact caused by the COVID Pandemic including restrictions on rate increases to tenants imposed by local government due to “States of Emergency.” Our trends in revenue have improved in the last half of 2020, with revenues from our Same Store Facilities increasing 0.8% during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. At December 31, 2020, as compared to December 31, 2019, occupancies for our Same Store Facilities was 2.7% higher, while the contract rent per occupied foot was essentially flat, suggesting continued revenue growth into early 2021.

See “Self-storage Operations – Same Store Operations” for further information with respect to our same-store operations, including potential downside risks to our expectations.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expanding our existing self-storage facilities. In the three years ended December 31, 2020, we acquired a total of 131 facilities with 9.9 million net rentable square feet from third parties for approximately $1.4 billion, and we opened newly developed and expanded self-storage space for a total cost of $866.1 million, adding approximately 7.9 million net rentable square feet.

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

See “Liquidity and Capital Resources” for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2020 and 2019

In 2020, net income allocable to our common shareholders was $1,098.3 million or $6.29 per diluted common share, compared to $1,272.8 million or $7.29 per diluted common share in 2019 representing a decrease of $174.4 million or $1.00 per diluted common share. The decrease is due primarily to (i) a $105.8 million decrease due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, (ii) a $40.3 million increase in depreciation and amortization expense, (iii) a $21.1 million increase in general and administrative expense, (iv) a $15.6 million decrease due to the impact of allocations to preferred shareholders with respect to redemption of preferred shares, and (v) a $8.0 million decrease in self-storage net operating income.

The $8.0 million decrease in self-storage net operating income is a result of a $41.7 million decrease in our Same Store Facilities (as defined below), offset partially by a $33.7 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities decreased 1.0% or $23.7 million in 2020 as compared to 2019, due primarily to reduced late charges and administrative fees. Cost of operations for the Same Store Facilities increased by 2.7% or $18.1 million in 2020 as compared to 2019, due primarily to a 22.5% ($11.0 million) increase in marketing expenses, a 3.1% ($7.4 million) increase in property tax expense, and a 2.5% ($3.1 million) increase in on-site property manager payroll expense. The increase in net operating income of $33.7 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2019 and the fill-up of recently developed and expanded facilities.

Operating results for 2019 and 2018

In 2019, net income allocable to our common shareholders was $1,272.8 million or $7.29 per diluted common share, compared to $1,488.9 million or $8.54 per diluted common share in 2018 representing a decrease of $216.1 million or $1.25 per diluted common share. The decrease is due primarily to (i) $183.1 million in aggregate gains due to Shurgard’s initial public offering and the sale of our facility in West London to Shurgard in October 2018, (ii) our $37.7 million equity share of gains recorded by PS Business Parks during 2018, (iii) a $10.3 million decrease due to the impact of foreign currency exchange gains associated with our euro denominated debt and (iv) a $32.7 million allocation to our preferred shareholders associated with our preferred share redemption activities in 2019. These impacts were offset partially by a $34.3 million increase in self-storage net operating income (described below) and a reduction in general and administrative expense attributable to $30.7 million in incremental share-based compensation expense in 2018 for the planned retirement of our former CEO and CFO.

The $34.3 million increase in self-storage net operating income is a result of a $9.9 million increase in our Same Store Facilities and $24.4 million increase in our non-Same Store Facilities. Revenues for the Same Store Facilities increased 1.5% or $36.7 million in 2019 as compared to 2018, due primarily to higher realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 4.2% or $26.9 million in 2019 as compared to 2018, due primarily to a 47.1% ($15.7 million) increase in marketing expenses and increased property taxes. The increase in net operating income of $24.4 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2019 and 2018 and the fill-up of recently developed and expanded facilities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts. FFO represents net income before depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the year ended December 31, 2020, FFO was $9.75 per diluted common share, as compared to $10.58 and $10.45 per diluted common share for the years ended December 31, 2019 and 2018, respectively, representing a decrease in 2020 of 7.8%, or $0.83 per diluted common share, as compared to 2019. The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$6.29	$7.29	$8.54
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	3.53	3.32	3.21
Gains on sale of real estate investments and
Shurgard IPO, including our equity share
from investments	(0.07)	(0.03)	(1.30)
FFO per share	$9.75	$10.58	$10.45

Computation of FFO per Share:

Net income allocable to common shareholders	$1,098,335	$1,272,767	$1,488,900
Eliminate items excluded from FFO:
Depreciation and amortization	549,975	511,413	483,646
Depreciation from unconsolidated
real estate investments	70,681	71,725	79,868
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(3,850)	(4,208)	(3,646)
Gains on sale of real estate investments and
Shurgard IPO, including our equity share
from investments and other	(12,791)	(5,896)	(227,332)
FFO allocable to common shares	$1,702,350	$1,845,801	$1,821,436
Diluted weighted average common shares	174,642	174,530	174,297
FFO per share	$9.75	$10.58	$10.45

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, and (iii) certain other significant non-cash and/or nonrecurring income or expense items such as loss contingency accruals, casualties, transactional due diligence, and advisory costs. We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2020	2019	Change	2019	2018	Change

FFO per share	$9.75	$10.58	(7.8)%	$10.58	$10.45	1.2%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.56	(0.04)		(0.04)	(0.10)
Application of EITF D-42	0.28	0.21		0.21	-
Shurgard - IPO costs and casualty loss	-	-		-	0.03
(Forfeiture)/Acceleration of share-
based compensation expense due
to the departure of senior executives	-	(0.01)		(0.01)	0.18
Other items	0.02	0.01		0.01	-
Core FFO per share	$10.61	$10.75	(1.3)%	$10.75	$10.56	1.8%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our December 31, 2020 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,221 facilities that we have owned and operated on a stabilized basis since January 1, 2018 (the “Same Store Facilities”), (ii) 131 facilities we acquired after December 31, 2017 (the “Acquired facilities”), (iii) 148 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2020 (the “Newly developed and expanded facilities”) and (iv) 48 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2018 (the “Other non-same store facilities”). See Note 11 to our December 31, 2020 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2020	2019	Change	2019	2018	Change
	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$2,436,546	$2,460,229	(1.0)%	$2,460,229	$2,423,485	1.5%
Acquired facilities	59,818	28,733	108.2%	28,733	5,167	456.1%
Newly developed and expanded facilities	180,764	151,043	19.7%	151,043	122,602	23.2%
Other non-same store facilities	44,502	44,547	(0.1)%	44,547	46,353	(3.9)%
	2,721,630	2,684,552	1.4%	2,684,552	2,597,607	3.3%
Cost of operations (a):
Same Store facilities	687,828	669,763	2.7%	669,763	642,870	4.2%
Acquired facilities	27,627	12,456	121.8%	12,456	2,197	467.0%
Newly developed and expanded facilities	75,642	64,312	17.6%	64,312	48,858	31.6%
Other non-same store facilities	16,446	15,885	3.5%	15,885	15,814	0.4%
	807,543	762,416	5.9%	762,416	709,739	7.4%
Net operating income (b):
Same Store facilities	1,748,718	1,790,466	(2.3)%	1,790,466	1,780,615	0.6%
Acquired facilities	32,191	16,277	97.8%	16,277	2,970	448.0%
Newly developed and expanded facilities	105,122	86,731	21.2%	86,731	73,744	17.6%
Other non-same store facilities	28,056	28,662	(2.1)%	28,662	30,539	(6.1)%
Total net operating income	1,914,087	1,922,136	(0.4)%	1,922,136	1,887,868	1.8%

Depreciation and amortization expense:
Same Store facilities	(422,461)	(409,270)	3.2%	(409,270)	(408,972)	0.1%
Acquired facilities	(40,986)	(24,355)	68.3%	(24,355)	(5,940)	310.0%
Newly developed and expanded facilities	(61,643)	(53,844)	14.5%	(53,844)	(45,454)	18.5%
Other non-same store facilities	(28,167)	(25,449)	10.7%	(25,449)	(23,280)	9.3%
Total depreciation and
amortization expense	(553,257)	(512,918)	7.9%	(512,918)	(483,646)	6.1%

Net income (loss):
Same Store facilities	1,326,257	1,381,196	(4.0)%	1,381,196	1,371,643	0.7%
Acquired facilities	(8,795)	(8,078)	8.9%	(8,078)	(2,970)	172.0%
Newly developed and expanded facilities	43,479	32,887	32.2%	32,887	28,290	16.2%
Other non-same store facilities	(111)	3,213	(103.5)%	3,213	7,259	(55.7)%
Total net income	$1,360,830	$1,409,218	(3.4)%	$1,409,218	$1,404,222	0.4%

Number of facilities at period end:
Same Store facilities	2,221	2,221	-	2,221	2,221	-
Acquired facilities	131	69	89.9%	69	25	176.0%
Newly developed and expanded facilities	148	145	2.1%	145	134	8.2%
Other non-same store facilities	48	48	0.0%	48	49	(2.0)%
	2,548	2,483	2.6%	2,483	2,429	2.2%
Net rentable square footage at period end:
Same Store facilities	143,721	143,721	-	143,721	143,721	-
Acquired facilities	9,882	4,762	107.5%	4,762	1,629	192.3%
Newly developed and expanded facilities	17,716	16,649	6.4%	16,649	12,840	29.7%
Other non-same store facilities	3,732	3,776	(1.2)%	3,776	3,857	(2.1)%
	175,051	168,908	3.6%	168,908	162,047	4.2%

(a)We revised our prior period financial statements to correct the presentation of share-based compensation expense between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the years ended December 31, 2019 and 2018 with an increase in self-storage cost of operations of $9.8 million and $14.0 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the year ended December 31, 2019 and 2018.

(b)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. Direct net operating income (a subtotal within NOI) is also a non-GAAP financial measure that excludes the impact of supervisory payroll, centralized management costs and stock based compensation in addition to depreciation and amortization expense. We utilize direct net operating income in evaluating property performance and in evaluating property operating trends as compared to our competitors. We believe that investors and analysts utilize NOI and direct net operating income in a similar manner. These measures are not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 11 to our December 31, 2020 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations decreased 0.4% in 2020 and increased 1.8% in 2019, as compared to the previous year. The decrease in 2020 is due primarily to a reduction in Same Store net operating income due to the impact of the COVID Pandemic, partially offset by the acquisition and development of new facilities and the fill-up of unstabilized facilities.

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

The following table summarizes the historical operating results of these 2,221 facilities (143.7 million net rentable square feet) that represent approximately 82% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2020. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of our same store facilities relative to our self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,221 facilities)
	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2020	2019	Change	2019	2018	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$2,355,576	$2,353,625	0.1%	$2,353,625	$2,317,577	1.6%
Late charges and
administrative fees	80,970	106,604	(24.0)%	106,604	105,908	0.7%
Total revenues (a)	2,436,546	2,460,229	(1.0)%	2,460,229	2,423,485	1.5%

Direct cost of operations (a):
Property taxes	247,860	240,451	3.1%	240,451	230,035	4.5%
On-site property manager
payroll	125,051	121,978	2.5%	121,978	119,125	2.4%
Repairs and maintenance	49,221	51,503	(4.4)%	51,503	49,917	3.2%
Utilities	39,459	43,461	(9.2)%	43,461	44,762	(2.9)%
Marketing	59,901	48,911	22.5%	48,911	33,249	47.1%
Other direct property costs	66,646	65,331	2.0%	65,331	63,762	2.5%
Total direct cost of operations	588,138	571,635	2.9%	571,635	540,850	5.7%
Direct net operating income	1,848,408	1,888,594	(2.1)%	1,888,594	1,882,635	0.3%

Indirect cost of operations (a):
Supervisory payroll	(39,291)	(37,719)	4.2%	(37,719)	(37,114)	1.6%
Centralized management costs	(47,713)	(49,453)	(3.5)%	(49,453)	(49,705)	(0.5)%
Share based compensation	(12,686)	(10,956)	15.8%	(10,956)	(15,201)	(27.9)%
Net operating income	1,748,718	1,790,466	(2.3)%	1,790,466	1,780,615	0.6%
Depreciation and
amortization expense	(422,461)	(409,270)	3.2%	(409,270)	(408,972)	0.1%
Net income	$1,326,257	$1,381,196	(4.0)%	$1,381,196	$1,371,643	0.7%

Gross margin (before indirect costs and
depreciation and amortization expense)	75.9%	76.8%	(1.2)%	76.8%	77.7%	(1.2)%

Gross margin (before depreciation
and amortization expense)	71.8%	72.8%	(1.4)%	72.8%	73.5%	(1.0)%

Weighted average for the period:
Square foot occupancy	94.5%	93.4%	1.2%	93.4%	93.0%	0.4%

Realized annual rental income per (b):
Occupied square foot	$17.34	$17.53	(1.1)%	$17.53	$17.33	1.2%
Available square foot	$16.40	$16.38	0.1%	$16.38	$16.12	1.6%

At December 31:
Square foot occupancy	94.2%	91.7%	2.7%	91.7%	91.3%	0.4%
Annual contract rent per
occupied square foot (c)	$17.99	$18.06	(0.4)%	$18.06	$17.95	0.6%

(a)Revenues and cost of operations do not include tenant reinsurance and merchandise sales and expenses generated at the facilities. See “Ancillary Operations” below for more information.

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities decreased by 1.0% in 2020, and increased by 1.5% in 2019, in each case as compared to the previous year. The decrease in 2020 is due to the negative impact caused by the COVID Pandemic, certain restrictions on rate increases to existing tenants imposed by local governments due to “States of Emergency”, reduced late charges and administrative fees, as well as the continued impact of increased new supply from new developments (see below).

The revenue increase in 2019 was due to a 1.2% increase in realized rent per occupied foot, combined with a 0.4% increase in average occupancy. Same Store revenue growth in 2019 was lower than long-term historical averages due to softness in demand for our storage space, which has led to lower move-in rental rates for new tenants (see below). We attribute some of this softness to local economic conditions and, in some markets most notably Atlanta, Austin, Charlotte, Chicago, Dallas, Denver, Houston, Miami, Minneapolis, New York and Portland, increased supply of newly constructed self-storage facilities.

Revenue Strategy

We believe a balanced occupancy and rate strategy will maximize our revenues over time. We regularly adjust the rental rates and promotional discounts offered (generally, “$1.00 rent for the first month”), as well as our marketing efforts on the Internet and other channels to maximize revenue from new tenants to replace tenants that vacate.

We typically increase rental rates to our long-term tenants (generally, those that have been with us for at least a year) once per year. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs, by considering the customer’s in-place rent and prevailing market rents, among other factors. During the year ended December 31, 2019, our primary revenue growth came from existing tenant rate increases. However, during the year ended December 31, 2020, rental rate increases were of smaller magnitude resulting from COVID Pandemic concerns and pricing regulations in multiple markets.

Realized Annual Rent per Occupied Square Foot

Realized annual rent per occupied square foot decreased 1.1% and increased 1.2% in 2020 and 2019, respectively.

The decrease in realized rent per occupied square foot for the year ended December 31, 2020 was due to (i) our decision to temporarily curtail our tenant rate increase program for a limited period during the COVID Pandemic in response to anticipated negative economic impacts on our tenants and (ii) limitations on the magnitude of rate increases given to existing tenants due to temporary governmental pricing limitations as a result of “State of Emergency” declarations.

The increase in realized rent per occupied foot for the year ended December 31, 2019 was due primarily to the impact of rate increases to existing long-term tenants.

In each of the years ended December 31, 2020 and 2019, we had an increased average length of stay. An increased average length of stay supports revenue growth, due to more long-term tenants who are eligible for rate increases, and a reduced requirement to replace vacating tenants with new tenants which can reduce promotional costs and increase our pricing leverage. This trend to an increased length of stay became more pronounced in 2020 due in significant part, we believe, to temporary effects resulting from the COVID Pandemic such as less consumer mobility.

Occupancy Levels

Our average square foot occupancy levels increased 1.2% and 0.4% on a year over year basis during the years ended December 31, 2020 and 2019, respectively.

The improvement in occupancy trends in the year ended December 31, 2020 was due primarily to improved trends in move-outs, with year over year move-outs down 7.4% in the year ended December 31, 2020.

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

Late Charges and Administrative Fees

We experienced a 24.0% year over year reduction in late charges and administrative fees collected during the year ended December 31, 2020. This decrease was due primarily to reduced late charges and lien fees beginning with the onset of the COVID Pandemic in early March 2020, due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and, to a lesser extent and (ii) reduced move-in administrative fees due to lower move-ins.

Bad Debt and Collection Losses

Despite consumer stress and temporary delays of auctions due to logistical difficulties or governmental restrictions in year ended December 31, 2020, we did not experience a significant increase in bad debt from historical levels because of (i) federal government stimulus and supplements to unemployment benefits which mitigated consumer stress, and (ii) steps we took to augment our collection efforts and accelerate payment by our customers.

Selected Key Statistical Data

The following table sets forth average annual contract rent per square foot, and total square footage, for tenants moving in and moving out during the years ended December 31, 2020, 2019 and 2018. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent
per square foot	$13.63	$13.61	0.1%	$13.61	$14.05	(3.1)%
Square footage	100,878	105,731	(4.6)%	105,731	107,652	(1.8)%
Promotional discounts given	$73,150	$79,525	(8.0)%	$79,525	$82,837	(4.0)%

Tenants moving out during the period:
Average annual contract rent
per square foot	$15.65	$16.08	(2.7)%	$16.08	$16.13	(0.3)%
Square footage	97,303	105,068	(7.4)%	105,068	107,164	(2.0)%

Revenue Expectations

At December 31, 2020, in place contractual rent was 2.3% higher on a year-over-year basis (comprised of a 2.7% increase in square foot occupancy offset partially by a 0.4% decrease in annual contract rent per occupied foot).

As noted above, the COVID Pandemic resulted in reduced demand, lower rates charged to new tenants on a year over year basis, and curtailed rent increases to existing tenants during the first six months of 2020, which had continuing negative impact on revenue growth in the remainder of 2020. Notwithstanding the decrease in Same-Store revenue for all of 2020, revenue growth trends improved steadily in the last half of 2020, with increased demand for storage space, increased rates charged to new tenants moving in, decreased move-outs, and a resumption of rate increases to existing long-term tenant albeit at a lesser magnitude than in prior years. Total revenues increased 0.8% on a year over year basis in the three months ended December 31, 2020.

We expect continued revenue growth during the first half of 2021 supported by increased customer demand and modest move out activity. There is more uncertainty in the level of growth during the second half of 2021 given challenging comparables over 2020 and risk that customer behavior (particularly the level of move-out activity) returns to historical levels.

We expect that the impact of reduced late charges noted above will persist on a year over year basis through the quarter ending March 31, 2021.

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

Analysis of Same Store Cost of Operations

Costs of Operations

Cost of operations (excluding depreciation and amortization) increased 2.7% in 2020 as compared to 2019, and 4.2% in 2019 as compared to 2018, due primarily to increased property tax, marketing expense and on-site property manager payroll.

Property tax expense increased 3.1% in 2020 as compared to 2019, and 4.5% in 2019 as compared to 2018. We expect property tax expense growth of approximately 5.5% in 2021 due primarily to higher assessed values and, to a lesser extent, increased tax rates. See “Risk Factors – We have exposure to increased property tax in California” for further information on our property tax with respect to our California properties.

On-site property manager payroll expense increased 2.5% in 2020 as compared to 2019 and 2.4% in 2019 as compared to 2018. The increase for 2020 includes the impact of COVID Pandemic measures taken between April 1, 2020 and June 30, 2020 to keep our facilities open, including a $3.00 hourly wage increase, and enhancement of paid time off benefits, for virtually all of our property managers, offset by a 6.9% year over year decrease in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes. We expect reductions in hours worked to continue throughout 2021.

Repairs and maintenance expense decreased 4.4% in 2020 as compared to 2019 and increased 3.2% in 2019 as compared to 2018. Repair and maintenance costs include snow removal expense totaling $2.6 million, $4.1 million, and $3.7 million in 2020, 2019, and 2018, respectively. Excluding snow removal costs, repairs and maintenance decreased 1.8% in 2020 as compared to 2019 and increased 2.7% in 2019 as compared to 2018.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 9.2% in 2020 as compared to 2019 and 2.9% in 2019 as compared to 2018. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable. The decreases experienced in 2020 are due primarily to investments we are making in energy saving technology such as solar power and LED lights which generate favorable returns on investment in the form of lower utility usage. We continue to make investments in solar power and LED lights and expect a decline in utility expense throughout 2021.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense increased 22.5% in 2020 as compared to 2019 and 47.1% in 2019 as compared to 2018. These increases are due primarily to higher traditional “per click” advertising on paid search platforms as we have sought to attract more customers for our space, and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers. To a lesser extent, the increases reflects additional spending on social media outlets as well as aggregator websites, as we believe these channels provide exposure to incremental customers at a favorable cost. We expect moderation in the level of marketing expense growth in 2021.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, and the cost of operating each property’s rental office. These costs increased 2.0% in 2020 as compared to 2019 and 2.5% in 2019 as compared to 2018. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect inflationary increases in other direct property costs in 2021.

Supervisory payroll expense, which represents cash compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 4.2% in 2020 as compared to 2019 due primarily to higher headcount, and increased 1.6% in 2019 as compared to 2018 due primarily to higher wage rates. We expect inflationary increases in 2021.

Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs decreased 3.5% in 2020 as compared to 2019 and 0.5% in 2019 as compared to 2018. The decrease in 2020 was due to reduced headcount and reduced travel expenses. We expect increases in centralized management costs in 2021 due to increased headcount.

Share-based compensation expense includes the amortization of restricted share units and stock options granted to management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions are listed above under centralized management costs. Share-based compensation expense also includes related employer taxes and varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities increased 3.2% in 2020 as compared to 2019 and 0.1% in 2019 as compared to 2018. We expect modest increases in depreciation expense in 2021 due to elevated levels of capital expenditures.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2020	$609,053	$596,896	$611,085	$619,512	$2,436,546
2019	$601,805	$615,564	$628,078	$614,782	$2,460,229
2018	$592,267	$603,230	$620,706	$607,282	$2,423,485

Total cost of operations:
2020	$182,842	$185,862	$178,213	$140,911	$687,828
2019	$175,376	$173,911	$177,996	$142,480	$669,763
2018	$170,158	$166,824	$168,500	$137,388	$642,870

Property taxes:
2020	$70,097	$69,913	$69,072	$38,778	$247,860
2019	$66,744	$67,466	$67,272	$38,969	$240,451
2018	$63,689	$64,373	$64,153	$37,820	$230,035

Repairs and maintenance:
2020	$12,381	$11,292	$12,579	$12,969	$49,221
2019	$13,745	$12,056	$13,154	$12,548	$51,503
2018	$12,495	$12,440	$12,188	$12,794	$49,917

Marketing:
2020	$14,275	$16,979	$15,572	$13,075	$59,901
2019	$8,981	$12,404	$14,319	$13,207	$48,911
2018	$7,055	$8,319	$8,444	$9,431	$33,249

REVPAF:
2020	$16.24	$16.13	$16.50	$16.72	$16.40
2019	$16.00	$16.41	$16.72	$16.38	$16.38
2018	$15.75	$16.08	$16.51	$16.15	$16.12

Weighted average realized annual rent per occupied square foot:
2020	$17.44	$17.11	$17.27	$17.56	$17.34
2019	$17.31	$17.46	$17.75	$17.60	$17.53
2018	$17.10	$17.14	$17.61	$17.47	$17.33

Weighted average occupancy levels for the period:
2020	93.1%	94.3%	95.5%	95.2%	94.5%
2019	92.5%	94.0%	94.2%	93.1%	93.4%
2018	92.1%	93.8%	93.8%	92.5%	93.0%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	2019	2018	Change
(Amounts in thousands, except for weighted average data)
Market (number of facilities,
square footage in millions)
Revenues:
Los Angeles (212, 14.9)	$381,535	$379,097	0.6%	$379,097	$369,091	2.7%
San Francisco (128, 7.9)	205,558	202,747	1.4%	202,747	198,598	2.1%
New York (89, 6.2)	154,538	157,029	(1.6)%	157,029	153,980	2.0%
Seattle-Tacoma (86, 5.8)	114,606	114,774	(0.1)%	114,774	113,189	1.4%
Washington DC (89, 5.5)	112,739	114,483	(1.5)%	114,483	111,511	2.7%
Miami (80, 5.6)	108,598	111,402	(2.5)%	111,402	113,100	(1.5)%
Chicago (129, 8.1)	118,560	119,281	(0.6)%	119,281	118,056	1.0%
Atlanta (99, 6.5)	83,511	87,518	(4.6)%	87,518	86,055	1.7%
Dallas-Ft. Worth (101, 6.4)	83,162	84,988	(2.1)%	84,988	85,570	(0.7)%
Houston (84, 5.8)	70,975	73,683	(3.7)%	73,683	76,939	(4.2)%
Orlando-Daytona (72, 4.5)	60,772	62,869	(3.3)%	62,869	61,944	1.5%
Philadelphia (56, 3.5)	59,666	59,120	0.9%	59,120	56,747	4.2%
West Palm Beach (38, 2.5)	46,038	46,664	(1.3)%	46,664	46,230	0.9%
Tampa (52, 3.5)	46,216	47,706	(3.1)%	47,706	47,797	(0.2)%
Charlotte (50, 3.8)	41,006	41,781	(1.9)%	41,781	41,728	0.1%
All other markets (856, 53.2)	749,066	757,087	(1.1)%	757,087	742,950	1.9%
Total revenues	$2,436,546	$2,460,229	(1.0)%	$2,460,229	$2,423,485	1.5%

Net operating income:
Los Angeles	$309,991	$311,049	(0.3)%	$311,049	$303,648	2.4%
San Francisco	163,962	162,667	0.8%	162,667	160,757	1.2%
New York	108,681	111,424	(2.5)%	111,424	110,458	0.9%
Seattle-Tacoma	86,874	89,440	(2.9)%	89,440	88,238	1.4%
Washington DC	82,415	84,704	(2.7)%	84,704	82,859	2.2%
Miami	79,472	82,910	(4.1)%	82,910	85,703	(3.3)%
Chicago	62,749	63,319	(0.9)%	63,319	64,750	(2.2)%
Atlanta	59,940	64,423	(7.0)%	64,423	63,188	2.0%
Dallas-Ft. Worth	56,020	58,192	(3.7)%	58,192	59,575	(2.3)%
Houston	43,073	45,793	(5.9)%	45,793	50,290	(8.9)%
Orlando-Daytona	42,568	45,282	(6.0)%	45,282	44,965	0.7%
Philadelphia	41,572	41,592	(0.0)%	41,592	39,860	4.3%
West Palm Beach	32,752	34,125	(4.0)%	34,125	34,191	(0.2)%
Tampa	31,290	33,421	(6.4)%	33,421	34,100	(2.0)%
Charlotte	29,509	30,104	(2.0)%	30,104	31,244	(3.6)%
All other markets	517,850	532,021	(2.7)%	532,021	526,789	1.0%
Total net operating income	$1,748,718	$1,790,466	(2.3)%	$1,790,466	$1,780,615	0.6%

Same Store Facilities Operating Trends by Market (Continued)
Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Weighted average square foot
occupancy:
Los Angeles	96.7%	95.2%	1.6%	95.2%	94.9%	0.3%
San Francisco	96.1%	94.3%	1.9%	94.3%	94.3%	0.0%
New York	95.2%	94.1%	1.2%	94.1%	94.2%	(0.1)%
Seattle-Tacoma	94.1%	93.0%	1.2%	93.0%	93.0%	0.0%
Washington DC	94.4%	93.4%	1.1%	93.4%	92.3%	1.2%
Miami	94.4%	93.0%	1.5%	93.0%	92.8%	0.2%
Chicago	93.8%	92.1%	1.8%	92.1%	90.3%	2.0%
Atlanta	92.8%	93.0%	(0.2)%	93.0%	93.2%	(0.2)%
Dallas-Ft. Worth	92.9%	92.1%	0.9%	92.1%	91.4%	0.8%
Houston	92.1%	90.1%	2.2%	90.1%	91.3%	(1.3)%
Orlando-Daytona	94.4%	94.2%	0.2%	94.2%	94.6%	(0.4)%
Philadelphia	96.1%	95.3%	0.8%	95.3%	94.9%	0.4%
West Palm Beach	95.0%	94.0%	1.1%	94.0%	93.8%	0.2%
Tampa	93.4%	92.6%	0.9%	92.6%	92.9%	(0.3)%
Charlotte	93.0%	91.9%	1.2%	91.9%	91.5%	0.4%
All other markets	94.5%	93.6%	1.0%	93.6%	92.9%	0.8%
Total weighted average
square foot occupancy	94.5%	93.4%	1.2%	93.4%	93.0%	0.4%

Realized annual rent per
occupied square foot:
Los Angeles	$25.88	$25.86	0.1%	$25.86	$25.23	2.5%
San Francisco	26.64	26.62	0.1%	26.62	26.02	2.3%
New York	25.62	26.05	(1.7)%	26.05	25.50	2.2%
Seattle-Tacoma	20.33	20.42	(0.4)%	20.42	20.15	1.3%
Washington DC	21.11	21.45	(1.6)%	21.45	21.21	1.1%
Miami	19.77	20.36	(2.9)%	20.36	20.70	(1.6)%
Chicago	14.96	15.15	(1.3)%	15.15	15.31	(1.0)%
Atlanta	13.15	13.56	(3.0)%	13.56	13.27	2.2%
Dallas-Ft. Worth	13.36	13.63	(2.0)%	13.63	13.82	(1.4)%
Houston	12.75	13.39	(4.8)%	13.39	13.81	(3.0)%
Orlando-Daytona	13.54	13.89	(2.5)%	13.89	13.64	1.8%
Philadelphia	16.86	16.65	1.3%	16.65	16.04	3.8%
West Palm Beach	18.51	18.72	(1.1)%	18.72	18.56	0.9%
Tampa	13.70	14.10	(2.8)%	14.10	14.09	0.1%
Charlotte	11.07	11.29	(1.9)%	11.29	11.32	(0.3)%
All other markets	14.35	14.48	(0.9)%	14.48	14.30	1.3%
Total realized rent per
occupied square foot	$17.34	$17.53	(1.1)%	$17.53	$17.33	1.2%

Same Store Facilities Operating Trends by Market (Continued)
Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	2019	2018	Change
REVPAF:
Los Angeles	$25.02	$24.62	1.6%	$24.62	$23.95	2.8%
San Francisco	25.61	25.09	2.1%	25.09	24.54	2.2%
New York	24.39	24.50	(0.4)%	24.50	24.04	1.9%
Seattle-Tacoma	19.13	18.99	0.7%	18.99	18.74	1.3%
Washington DC	19.93	20.03	(0.5)%	20.03	19.58	2.3%
Miami	18.66	18.93	(1.4)%	18.93	19.21	(1.5)%
Chicago	14.04	13.95	0.6%	13.95	13.82	0.9%
Atlanta	12.20	12.62	(3.3)%	12.62	12.37	2.0%
Dallas-Ft. Worth	12.41	12.55	(1.1)%	12.55	12.63	(0.6)%
Houston	11.75	12.06	(2.6)%	12.06	12.60	(4.3)%
Orlando-Daytona	12.78	13.08	(2.3)%	13.08	12.90	1.4%
Philadelphia	16.20	15.86	2.1%	15.86	15.22	4.2%
West Palm Beach	17.59	17.59	0.0%	17.59	17.42	1.0%
Tampa	12.80	13.06	(2.0)%	13.06	13.08	(0.2)%
Charlotte	10.29	10.38	(0.9)%	10.38	10.36	0.2%
All other markets	13.57	13.55	0.1%	13.55	13.29	2.0%
Total REVPAF	$16.40	$16.38	0.1%	$16.38	$16.12	1.6%

Revenue declined on a year-over-year basis for nearly all of our markets in 2020 as compared to 2019. We believe that our geographic diversification and scale across substantially all major metropolitan markets in the U.S. provides some insulation from localized economic effects and enhances the stability of our cash flows. It is difficult to predict localized trends in short-term self-storage demand and operating results. Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Acquired Facilities

The Acquired Facilities represent 131 facilities that we acquired in 2018, 2019, and 2020. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change (a)	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2018 Acquisitions	$17,119	$16,029	$1,090	$16,029	$5,167	$10,862
2019 Acquisitions	31,334	12,704	18,630	12,704	-	12,704
2020 Acquisitions	11,365	-	11,365	-	-	-
Total revenues	59,818	28,733	31,085	28,733	5,167	23,566

Cost of operations (b):
2018 Acquisitions	7,562	7,278	284	7,278	2,197	5,081
2019 Acquisitions	13,323	5,178	8,145	5,178	-	5,178
2020 Acquisitions	6,742	-	6,742	-	-	-
Total cost of operations	27,627	12,456	15,171	12,456	2,197	10,259

Net operating income:
2018 Acquisitions	9,557	8,751	806	8,751	2,970	5,781
2019 Acquisitions	18,011	7,526	10,485	7,526	-	7,526
2020 Acquisitions	4,623	-	4,623	-	-	-
Net operating income	32,191	16,277	15,914	16,277	2,970	13,307
Depreciation and
amortization expense	(40,986)	(24,355)	(16,631)	(24,355)	(5,940)	(18,415)
Net loss	$(8,795)	$(8,078)	$(717)	$(8,078)	$(2,970)	$(5,108)

At December 31:
Square foot occupancy:
2018 Acquisitions	89.8%	82.6%	8.7%	82.6%	79.6%	3.8%
2019 Acquisitions	91.7%	73.6%	24.6%	73.6%	-	-
2020 Acquisitions	63.5%	-	-	-	-	-
	77.0%	76.7%	0.4%	76.7%	79.6%	(3.6)%
Annual contract rent per
occupied square foot:
2018 Acquisitions	$11.59	$11.98	(3.3)%	$11.98	$11.10	7.9%
2019 Acquisitions	11.93	12.27	(2.8)%	12.27	-	-
2020 Acquisitions	12.50	-	-	-	-	-
	$12.10	$12.16	(0.5)%	$12.16	$11.10	9.5%

Number of facilities:
2018 Acquisitions	25	25	-	25	25	-
2019 Acquisitions	44	44	-	44	-	44
2020 Acquisitions	62	-	62	-	-	-
	131	69	62	69	25	44
Net rentable square feet (in thousands):
2018 Acquisitions	1,653	1,629	24	1,629	1,629	-
2019 Acquisitions	3,154	3,133	21	3,133	-	3,133
2020 Acquisitions	5,075	-	5,075	-	-	-
	9,882	4,762	5,120	4,762	1,629	3,133

ACQUIRED FACILITIES (Continued)	As of December 31, 2020
Costs to acquire (in thousands):
2018 Acquisitions	$181,020
2019 Acquisitions	429,850
2020 Acquisitions	796,065
$1,406,935

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance or merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.

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

The Acquired Facilities have an aggregate of approximately 9.9 million net rentable square feet, including 0.8 million in Virginia, 0.7 million in each of Minnesota and Texas, 0.6 million in each of Florida and Ohio, 0.5 million each in Georgia, Michigan and Pennsylvania, 0.4 million in each of Colorado, Indiana, Illinois and Nebraska, 0.3 million in each of Alabama, Arizona, California, Massachusetts, Missouri, South Carolina, Tennessee and Washington and 1.0 million in other states.

For 2020, the weighted average annualized yield on cost, based upon net operating income, for the 25 properties acquired in 2018 was 5.3%. The yield for the facilities acquired in 2019 is not meaningful due to the presence of unstabilized facilities. The yield for the facilities acquired in 2020 is not meaningful due to our limited ownership period.

Subsequent to December 31, 2020, we acquired or were under contract to acquire 40 self-storage facilities across 18 states with 3.5 million net rentable square feet, for $580.1 million. These include 12 newly developed facilities that are expected to close as they are completed throughout 2021.

We are actively seeking to acquire additional facilities and the environment for new acquisitions has improved. We are observing increased selling activity for both new constructed non-stabilized and stabilized properties. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities totaled $41.0 million, $24.4 million and $5.9 million for 2020, 2019, and 2018, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at December 31, 2020, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $56.5 million in the year ending December 31, 2021. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in 2021.

Developed and Expanded Facilities

The developed and expanded facilities include 77 facilities that were developed on new sites since January 1, 2015, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 20 were completed at January 1, 2019, 39 were completed in the 24 months ended December 31, 2020, and 12 were in process at December 31, 2020.

The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change (a)	2019	2018	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2015	$18,228	$17,630	$598	$17,630	$16,648	$982
Developed in 2016 - 2018	70,180	56,868	13,312	56,868	37,625	19,243
Developed in 2019	6,455	1,720	4,735	1,720	-	1,720
Developed in 2020	301	-	301	-	-	-
Expansions completed before 2019	33,921	29,354	4,567	29,354	23,752	5,602
Expansions completed in 2019 or 2020	36,031	28,898	7,133	28,898	27,492	1,406
Expansions in process	15,648	16,573	(925)	16,573	17,085	(512)
Total revenues	180,764	151,043	29,721	151,043	122,602	28,441

Cost of operations (b):
Developed in 2015	5,720	5,842	(122)	5,842	5,712	130
Developed in 2016 - 2018	29,728	27,694	2,034	27,694	22,396	5,298
Developed in 2019	4,685	1,915	2,770	1,915	-	1,915
Developed in 2020	383	-	383	-	-	-
Expansions completed before 2019	11,492	10,462	1,030	10,462	8,156	2,306
Expansions completed in 2019 or 2020	19,372	14,571	4,801	14,571	8,867	5,704
Expansions in process	4,262	3,828	434	3,828	3,727	101
Total cost of operations	75,642	64,312	11,330	64,312	48,858	15,454

Net operating income (loss):
Developed in 2015	12,508	11,788	720	11,788	10,936	852
Developed in 2016 - 2018	40,452	29,174	11,278	29,174	15,229	13,945
Developed in 2019	1,770	(195)	1,965	(195)	-	(195)
Developed in 2020	(82)	-	(82)	-	-	-
Expansions completed before 2019	22,429	18,892	3,537	18,892	15,596	3,296
Expansions completed in 2019 or 2020	16,659	14,327	2,332	14,327	18,625	(4,298)
Expansions in process	11,386	12,745	(1,359)	12,745	13,358	(613)
Net operating income	105,122	86,731	18,391	86,731	73,744	12,987
Depreciation and
amortization expense	(61,643)	(53,844)	(7,799)	(53,844)	(45,454)	(8,390)
Net income	$43,479	$32,887	$10,592	$32,887	$28,290	$4,597

At December 31:
Square foot occupancy:
Developed in 2015	92.9%	90.0%	3.2%	90.0%	89.1%	1.0%
Developed in 2016 - 2018	88.6%	74.1%	19.6%	74.1%	63.5%	16.7%
Developed in 2019	84.6%	38.1%	122.0%	38.1%	-	-
Developed in 2020	34.0%	-	-	-	-	-
Expansions completed before 2019	88.5%	75.2%	17.7%	75.2%	59.1%	27.2%
Expansions completed in 2019 or 2020	72.7%	57.8%	25.8%	57.8%	83.8%	(31.0)%
Expansions in process	88.8%	90.9%	(2.3)%	90.9%	90.7%	0.2%
	82.8%	69.6%	19.0%	69.6%	69.8%	(0.3)%

DEVELOPED AND EXPANDED
FACILITIES (Continued)	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change (a)	2019	2018	Change (a)
	(Amounts in thousands, except for number of facilities)
Annual contract rent per occupied square foot:
Developed in 2015	$16.10	$15.76	2.2%	$15.76	$14.87	6.0%
Developed in 2016 - 2018	13.57	13.37	1.5%	13.37	11.87	12.6%
Developed in 2019	9.69	10.13	(4.3)%	10.13	-	-
Developed in 2020	10.08	-	-	-	-	-
Expansions completed before 2019	14.72	14.98	(1.7)%	14.98	16.06	(6.7)%
Expansions completed in 2019 or 2020	10.48	11.71	(10.5)%	11.71	14.55	(19.5)%
Expansions in process	23.07	24.26	(4.9)%	24.26	24.60	-1.4%
	$13.30	$14.01	(5.1)%	$14.01	$14.45	(3.0)%
Number of facilities:
Developed in 2015	13	13	-	13	13	-
Developed in 2016 - 2018	50	50	-	50	50	-
Developed in 2019	11	11	-	11	-	11
Developed in 2020	3	-	3	-	-	-
Expansions completed before 2019	20	20	-	20	20	-
Expansions completed in 2019 or 2020	39	39	-	39	39	-
Expansions in process	12	12	-	12	12	-
	148	145	3	145	134	11

Net rentable square feet (c):
Developed in 2015	1,242	1,242	-	1,242	1,242	-
Developed in 2016 - 2018	6,250	6,250	-	6,250	6,135	115
Developed in 2019	1,057	1,057	-	1,057	-	1,057
Developed in 2020	347	-	347	-	-	-
Expansions completed before 2019	2,754	2,754	-	2,754	2,689	65
Expansions completed in 2019 or 2020	5,327	4,631	696	4,631	2,029	2,602
Expansions in process	739	715	24	715	745	(30)
	17,716	16,649	1,067	16,649	12,840	3,809

	As of December 31, 2020
Costs to develop:
Developed in 2015	$119,258
Developed in 2016 - 2018	759,643
Developed in 2019	150,387
Developed in 2020	42,063
Expansions completed before 2019 (d)	159,217
Expansions completed in 2019 or 2020 (d)	319,442
	$1,550,010

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance or merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 17.7 million net rentable square feet at December 31, 2020, including 6.6 million in Texas, 2.4 million in California, 2.3 million in Florida, 1.5 million in Colorado, 1.1 million in Minnesota, 0.8 million in North Carolina, 0.7 million in Washington, 0.4 million in Missouri, 0.3 million in each of Arizona, Georgia, Michigan and South Carolina and 0.7 million in other states.

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

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run. However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in 2019 and 2020 will continue at similar levels in 2021.

Our existing unstabilized facilities continued to fill up in terms of occupancies consistent with our general expectations during 2020, despite the impact of the COVID Pandemic, and we expect that trend to continue. Our unstabilized facilities are affected by the same market dynamics that affect our Same Store properties. Accordingly, whether we ultimately achieve our yield expectations, and the timeframe for reaching stabilized cash flows, depends largely upon the same factors affecting aggregate demand, move-ins, move-outs, and realized annual rent per occupied square foot for our Same Store Facilities as set forth under “Analysis of Same Store Revenue” above.

At December 31, 2020, we had a pipeline to develop 15 new self-storage facilities and expand 23 existing self-storage facilities, which will add approximately 3.6 million net rentable square feet at a cost of $561.4 million. We have continued to add projects to our development throughout 2020, despite the impact of the COVID Pandemic. We expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

Newly Developed Facilities

The facilities included under “Developed in 2015” in the table above had high occupancies at December 31, 2018, but had 3.4% year over year revenue growth in 2020 which exceeds the 1.0% reduction in year over year revenue growth in the Same Store Facilities. This outperformance relative to the Same Store Facilities reflects the maturity of the existing tenant base following attainment of high occupancy, illustrating the latter stage of the stabilization process noted above. The yield on cost for these facilities, based upon the net operating income during 2020, was 10.5%.

We typically underwrite new developments to stabilize at approximately an 8.0% NOI yield on cost. We believe the 2016-2018 developed facilities, in aggregate, will meet that target on stabilization, though not to the same level of yield as the 2015 developed facilities, and have thus far leased-up as expected. The occupancies of facilities developed in 2019 and 2020 have leased-up as expected and are at the beginning of their revenue stabilization periods. We expect continued growth in these in 2021 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property, the level of new and existing supply, as well as the impact of the COVID Pandemic.

We have 15 additional newly developed facilities in process, which will have a total of 1.4 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $235.6 million. We expect these facilities to open over the next 18 to 24 months.

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

The facilities under “completed expansions” represent those facilities where the expansions have been completed at December 31, 2020. We incurred a total of $478.7 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 5.2 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at December 31, 2020. We have a pipeline to add a total of 2.2 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $325.8 million.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $61.6 million, $53.8 million and $45.5 million for 2020, 2019, and 2018, respectively. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at December 31, 2020, depreciation of buildings is expected to aggregate approximately $67.3 million in 2021. There will be additional depreciation of new buildings that are developed or expanded in 2021.

Other non-same store facilities

The “Other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2018, due primarily to casualty events such as hurricanes, floods, and fires.

The Other non-same store facilities have an aggregate 3.7 million net rentable square feet, including 0.8 million in Texas, 0.5 million in each of Ohio and Oklahoma, 0.4 million in South Carolina, 0.3 million in each Florida and New York, and 0.9 million in other states.

The net operating income for these facilities decreased from $30.5 million in 2018 to $28.7 million in 2019 and decreased from $28.7 million in 2019 to $28.1 million in 2020. During 2020, 2019, and 2018, the average occupancy for these facilities totaled 89.2%, 86.1%, and 85.5%, respectively, and the realized rent per occupied square feet totaled $12.66, $13.11, and $13.92, respectively.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $28.2 million, $25.4 million and $23.3 million for 2020, 2019, and 2018, respectively. We expect depreciation for these facilities in 2021 to approximate the depreciation incurred in 2020.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., the sale of merchandise at our self-storage facilities and third party property management. The following table sets forth our ancillary operations:

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$149,286	$131,913	$17,373	$131,913	$125,575	$6,338
Merchandise	29,702	30,358	(656)	30,358	31,098	(740)
Third party property management	14,450	8,285	6,165	8,285	5,243	3,042
Total revenues	193,438	170,556	22,882	170,556	161,916	8,640

Cost of Operations:
Tenant reinsurance	28,486	26,202	2,284	26,202	25,646	556
Merchandise	17,609	18,002	(393)	18,002	18,345	(343)
Third party property management	13,824	6,532	7,292	6,532	3,353	3,179
Total cost of operations	59,919	50,736	9,183	50,736	47,344	3,392

Net operating income
Tenant reinsurance	120,800	105,711	15,089	105,711	99,929	5,782
Merchandise	12,093	12,356	(263)	12,356	12,753	(397)
Third party property management	626	1,753	(1,127)	1,753	1,890	(137)

Total net operating income	$133,519	$119,820	$13,699	$119,820	$114,572	$5,248

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

Tenant reinsurance revenue increased 13.2% in 2020 and 5.0% in 2019 on a year over year basis. These increases reflect higher average premiums, as well as an increase in the tenant base with respect to acquired, newly developed, and expanded facilities. Tenant insurance revenues with respect to our Same Store Facilities totaled $123.5 million, $114.5 million, and $112.3 million in 2020, 2019, and 2018, respectively, representing a 7.9% year over year increase in 2020 and 2.0% year over year increase in 2019.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive customer covered losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $28.5 million in 2020, $26.2 million in 2019, and $25.6 million in 2018.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in 2021.

Third party property management: At December 31, 2020, we manage 92 facilities for third parties, and were under contract to manage 25 additional facilities including 24 facilities that are currently under construction. While we expect this business to increase in scope and size, we don’t expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of lease-up for newly managed properties.

Equity in earnings of unconsolidated real estate entities

At December 31, 2020, we had equity investments in PSB and Shurgard which we account for on the equity method and record our pro-rata share of the net income of these entities for each period. The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$64,835	$54,090	$10,745	$54,090	$89,362	$(35,272)
Shurgard	15,662	15,457	205	15,457	14,133	1,324
Total equity in earnings	$80,497	$69,547	$10,950	$69,547	$103,495	$(33,948)

Investment in PSB: Throughout all periods presented, we owned 7,158,354 shares of PSB common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an aggregate approximately 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At December 31, 2020, PSB wholly-owned approximately 27.7 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Included in our equity earnings from PSB are (i) our equity share of gains on sale of real estate totaling $11.3 million, $4.4 million and $37.7 million for 2020, 2019, and 2018, respectively, and (ii) our equity share of preferred redemption charges totaling $4.6 million for 2019.

Equity in earnings from PSB, excluding the aforementioned real estate gains and preferred redemption charges, decreased $0.7 million in 2020 as compared to 2019 due primarily to reduced net operating income from PSB’s sale of assets and increased $2.6 million in 2019 as compared to 2018 due primarily to improved property operations. See Note 4 to our December 31, 2020 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information, including discussion of the factors that affect its earnings, including impacts from the COVID Pandemic, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.

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

At December 31, 2020, Shurgard owned 241 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our December 31, 2020 financial statements.

In 2020, 2019, and 2018, Shurgard acquired six facilities, three facilities and eight facilities, respectively, for an aggregate cost of $55.6 million, $17.6 million, and $114.5 million, respectively. In 2020, Shurgard opened one newly developed facility at an aggregate cost totaling $17.2 million, and in each of 2019 and 2018, Shurgard opened two newly developed facilities at an aggregate cost totaling $22.2 million, and $19.6 million, respectively.

The $0.2 million increase in our equity earnings from Shurgard from 2019 to 2020 is due to the impact of improved same store operating income offset partially by increases in tax and depreciation expense. The increase of $1.3 million from 2018 to 2019 is due to (i) a $10.1 million decrease in our equity share of depreciation expense, (ii) a $5.2 million decrease in our equity share of costs due to a casualty loss occurring in 2018 and the costs of the Offering, offset partially by (iii) a reduced average equity ownership interest during 2019 due to the Offering as well as $220 million uninvested offering proceeds, and (iv) a 5.2% reduction in average exchange rates of the U.S. Dollar to the Euro.

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

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.226 U.S. Dollars per Euro at December 31, 2020 (1.122 at December 31, 2019), and average exchange rates of 1.141 for 2020, 1.120 for 2019, and 1.181 for 2018.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
	(Amounts in thousands)

Share-based compensation expense	$19,068	$14,522	$4,546	$14,522	$54,592	$(40,070)
Costs of senior executives	2,621	2,309	312	2,309	4,822	(2,513)
Development and acquisition costs	10,076	6,850	3,226	6,850	5,441	1,409
Tax compliance costs and taxes paid	7,949	5,081	2,868	5,081	5,438	(357)
Legal costs	10,021	7,692	2,329	7,692	8,234	(542)
Public company costs	4,975	5,007	(32)	5,007	4,712	295
Other costs	28,489	20,685	7,804	20,685	21,473	(788)
Total	$83,199	$62,146	$21,053	$62,146	$104,712	$(42,566)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to certain corporate employees and trustees, as well as related employer taxes. We revised our prior period financial statements to correct the presentation of share-based compensation expense between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the years ended December 31, 2019 and 2018 with an increase in self-storage cost of operations of $9.8 million and $14.0 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on the balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the year ended December 31, 2019 and 2018.

Share-based compensation expense, as well as related employer taxes, for management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations, are included as self-storage cost of operations. See “Same Store Facilities” for further information. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant.

In February 2018, we announced that our CEO and CFO at the time were retiring from their executive roles at the end of 2018 and would serve only as trustees of the Company. Accordingly, all remaining share-based compensation expense for these two executives was amortized through the end of 2018, resulting in approximately $30.7 million in incremental share-based compensation expense for 2018.

In July 2020, our share-based compensation plans were modified to allow immediate vesting upon retirement (“Retirement Acceleration”), and to extend the exercisability of outstanding stock options up to a year after retirement, for currently outstanding and future grants. Employees are eligible for Retirement Acceleration if they meet certain conditions including length of service, age, notice of intent to retire, and facilitation of succession for their role. This modification resulted in incremental share-based compensation expense during 2020.

Costs of senior executives represent the cash compensation paid to our CEO and CFO.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $11.8 million, $12.0 million, and $12.2 million for 2020, 2019, and 2018, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.

During 2020, we incurred $3.2 million in costs associated with the write-off of cancelled development projects. Development and acquisition costs are expected to remain consistent in 2021 with the amount incurred in 2019.

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

Public company costs represent the incremental costs of operating as a publicly-traded company, such as internal and external investor relations expenses, stock listing and transfer agent fees, Board costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Sarbanes-Oxley Act of 2002.

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in 2020, in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT, as well as $5.6 million in advisory costs. The level of these costs depends upon corporate activities and initiatives and, as a result, such costs are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Excluding amounts attributable to our commercial operations totaling $8.6 million, $8.9 million, and $9.9 million in 2020, 2019, and 2018, respectively, interest and other income decreased $4.0 million in 2020 and increased $3.1 million in 2019 on a year over year basis. The decrease for 2020 includes $10.6 million of interest earned on cash balances, partially offset by litigation settlements and the early repayment of notes receivable. The level of other interest and income items in 2021 will be dependent upon the level of cash balances we retain, interest rates, and the level of sundry other income items.

Interest expense: For 2020, 2019 and 2018, we incurred $59.7 million, $49.6 million, and $37.3 million, respectively, of interest on our outstanding debt. In determining interest expense, these amounts were offset by capitalized interest of $3.4 million, $3.9 million and $4.8 million during 2020, 2019, and 2018, respectively, associated with our development activities. The increase in 2020, 2019, and 2018 is due to the issuance of debt. At December 31, 2020, we had $2.5 billion of debt outstanding, with an average interest rate of approximately 2.4%. On January 19, 2021, we issued, $500 million of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): For 2020, we recorded a foreign currency translation loss of $98.0 million representing the change in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (gains of $7.8 million and loss of $18.1 million for 2019 and 2018, respectively). The Euro was translated at exchange rates of approximately 1.226 U.S. Dollars per Euro at December 31, 2020, 1.122 at December 31, 2019 and 1.144 at December 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In 2020, 2019 and 2018, we recorded gains on real estate investment sales totaling $1.5 million, $0.3 million and $37.9 million, respectively. On October 18, 2018, we sold our property in West London to Shurgard for $42.1 million and recorded a related gain on sale of real estate of approximately $31.5 million. The remainder of the gains are primarily in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Gain due to Shurgard Public Offering: In connection with Shurgard’s Offering of its common shares to the public, our equity interest in Shurgard decreased from 49% to 35.2%. While we did not sell any of our shares in the Offering, we recorded a gain on disposition in 2018 of $151.6 million, as if we had sold a proportionate share of our investment in Shurgard.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions totaled $207.1 million, $210.2 million, and $216.3 million in 2020, 2019, and 2018, respectively. These decreases are due primarily to lower average coupon rates due to redemptions of preferred shares with the proceeds from the issuance of new series with lower market coupon rates. We also allocated $48.3 million and $32.7 million of income from our common shareholders to the holders of our preferred shares in 2020 and 2019, respectively, (none in 2018) in connection with the redemption of our preferred shares. Based upon our preferred shares outstanding at December 31, 2020, our quarterly distribution to our preferred shareholders is expected to be approximately $45.2 million.

Liquidity and Capital Resources

While being a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute 100% of our taxable income to our shareholders. This requirements limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of December 31, 2020 and February 24, 2021, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $24.3 million of outstanding letters of credit which limits our borrowing capacity to $475.7 million. Our line of credit matures on April 19, 2024.

We believe that we have significant financial flexibility to adapt to changing conditions and opportunities. Currently, market rates of interest for our debt, and market coupon rates for our preferred equity, are at historically low levels and we have significant access to these sources of capital. On November 17, 2020, we issued $170.0 million in preferred securities at a 3.900% coupon rate and on January 19, 2021 we issued $500.0 million of unsecured senior notes at 0.875% maturing on February 15, 2026, both representing historically low financing costs to fund our growth initiatives. Based upon our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions were to change significantly in the long run, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.

Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for principal payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.

As of December 31, 2020, we expect capital resources over the next year of approximately $1.5 billion, which exceeds our currently identified capital needs of approximately $1.3 billion. Our expected capital resources include: (i) $257.6 million of cash as of December 31, 2020, (ii) $475.7 million of available borrowing capacity on our revolving line of credit, (iii) $496.2 million in net proceeds from the public issuance of Senior Note due 2026 on January 14, 2021, and (iv) approximately $250 million to $300 million of expected retained operating cash flow in 2021. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures.

Our currently identified capital needs consist primarily of (i) $580.1 million in property acquisitions currently under contract, (ii) $373.3 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months and (iii) $300 million for the redemption of our Series B Preferred Shares. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of December 31, 2020, the principal outstanding on our debt totaled approximately $2.6 billion, consisting of $25.2 million of secured debt, $1.0 billion of Euro-denominated unsecured debt and $1.5 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

2021	$1,851
2022	502,574
2023	19,219
2024	122,770
2025	296,952
Thereafter	1,614,563
$2,557,929

On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026.

Our debt is well-laddered and we have no material debt maturities until September 2022.

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

Capital expenditures totaled $163.8 million in 2020, and are expected to approximate $250.0 million in 2021. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. In addition, we have made investments in LED lighting and the installation of solar panels.

We believe that these incremental investments improve customer satisfaction, the attractiveness and competitiveness of our facilities to new and existing customers and, in the case of LED lighting and solar panels, reduce operating costs. We expect to experience capital expenditures of $250 million to $300 million per year over the next several years.

Requirement to Pay Distributions: For all periods presented herein, we have elected to be treated as a REIT, as defined in the Code. For each taxable year in which we qualify for taxation as a REIT, we will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our shareholders. We believe we have met these requirements in all periods presented herein, and we expect to continue to qualify as a REIT.

On February 16, 2021, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of March 2021. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2020, excluding the Series B Preferred Shares which were redeemed on January 20, 2021 to be approximately $180.7 million per year.

We estimate we will pay approximately $5.6 million per year in distributions to noncontrolling interests outstanding at December 31, 2020.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to December 31, 2020, we acquired or were under contract to acquire 40 self-storage facilities for a total purchase price of $580.1 million. Twelve of these properties are under construction and expected to close as they are completed in 2021.

We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.

As of December 31, 2020, we had development and expansion projects at a total cost of approximately $561.4 million. Costs incurred through December 31, 2020 were $188.1 million, with the remaining cost to complete of $373.3 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 24, 2021, we have no series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice. See Note 8 to our December 31, 2020 financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2020, we did not repurchase any of our common shares. From the inception of the repurchase program through February 24, 2021, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $2.5 billion and represents 29.7% of the book value of our equity at December 31, 2020.

We have foreign currency exposure at December 31, 2020 related to (i) our investment in Shurgard, with a book value of $341.1 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on December 31, 2020, and (ii) €842.0 million ($1.0 billion) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at December 31, 2020 is approximately $2.8 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.4% at December 31, 2020. See Note 6 to our December 31, 2020 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2021	2022	2023	2024	2025	Thereafter	Total

Fixed rate debt	$1,851	$502,574	$19,219	$122,770	$296,952	$1,614,563	$2,557,929

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Public Storage
Opinion on Internal Control over Financial Reporting

We have audited Public Storage’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Joseph D. Russell, Jr., age 61, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019, and as a director of PS Business Parks, Inc. since August 2003.

H. Thomas Boyle, age 38, has served as Chief Financial Officer since January 1, 2019, and was previously Vice President and Chief Financial Officer, Operations since joining the Company in November 2016. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets.

Nathaniel A. Vitan, age 47, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019, and was Vice President and Chief Counsel–Litigation and Operations since joining the Company in June 2016. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services, Inc. and served as a Trial Practice and Appellate Litigation Attorney at Latham & Watkins LLP.

Natalia Johnson, age 43, has served as the Chief Administrative Officer since August 4, 2020. Previously, Ms. Johnson served as Senior Vice President, Chief Human Resources Officer from April 25, 2018 to August 4, 2020 and Senior Vice President of Human Resources from July 2016 to April 2018. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business and worked for Coca-Cola Andina and San Cristόbal Insurance.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2020 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	3,513,955 (b)	$210.59 (d)	343,648

Equity compensation plans not approved by security holders (c)	-	-	-

a)The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2020 financial statements. All plans were approved by the Company’s shareholders.

b)Includes 552,788 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

c)There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2020.

d)Represents the average exercise price of 2,961,167 stock options outstanding at December 31, 2020. We also have 552,788 restricted share units outstanding at December 31, 2020 that vest for no consideration.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

3.4	Articles Supplementary for Public Storage 5.125% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated May 10, 2016 and incorporated by reference herein.

3.5	Articles Supplementary for Public Storage 4.950% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated July 13, 2016 and incorporated by reference herein.

3.6

Articles Supplementary for Public Storage 4.900% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2016 and incorporated by reference herein.

3.7	Articles Supplementary for Public Storage 5.150% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated May 23, 2017 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 5.050% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated July 31, 2017 and incorporated by reference herein.

3.9

Articles Supplementary for Public Storage 5.600% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated February 28, 2019 and incorporated by reference herein.

3.10

Articles Supplementary for Public Storage 4.875% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated September 5, 2019 and incorporated by reference herein.

3.11

Articles Supplementary for Public Storage 4.700% Cumulative Preferred Shares, Series J. Filed with the Registrant’s Current Report on Form 8-K dated November 5, 2019 and incorporated by reference herein.

3.12

Articles Supplementary for Public Storage 4.750% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated December 11, 2019 and incorporated by reference herein.

3.13	Articles Supplementary for Public Storage 4.625% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 8, 2020 and incorporated by reference herein.
3.14

Articles Supplementary for Public Storage 4.125 % Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated August 11, 2020 and incorporated by reference herein.

3.15

Articles Supplementary for Public Storage 3.875% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated September 29, 2020 and incorporated by reference herein.

3.16

Articles Supplementary for Public Storage 3.900% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated November 9, 2020 and incorporated by reference herein.

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

10.10	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.11*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.12*	Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2016 Proxy Statement dated March 16, 2016 and incorporated herein by reference.

10.13

Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto. Filed with Registrant’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.14

Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto. Filed with Registrant’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

10.15

Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

10.16

First Supplemental Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2022 Notes and the form of Global Note representing the 2027 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

10.17

Second Supplemental Indenture, dated as of April 12, 2019, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2029 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 12, 2019 and incorporated herein by reference.

10.18

Third Supplemental Indenture, dated as of January 24, 2020, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 24, 2020 and incorporated herein by reference.

10.19

Fourth Supplemental Indenture, dated as of January 19, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2021 and incorporated herein by reference.

10.20

Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (SEC File No. 001-33519) and incorporated herein by reference.

10.21*

Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares (2018). Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.22*

Form of 2016 Plan Trustee Deferred Stock Unit Agreement (2018). Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.23*

Form of 2016 Plan Executive Restricted Stock Unit Agreement (2018). Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.24*	Form of 2016 Employee Stock Unit Agreement (2020). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.
10.25*

Form of 2016 Plan Employee Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.26*

Form of 2016 Plan Performance-Based Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

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

4
PUBLIC STORAGE

Date: February 24, 2021	By:/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 24, 2021
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial Officer (principal financial officer)	February 24, 2021
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 24, 2021
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 24, 2021
Tamara Hughes Gustavson

/s/ Leslie Stone Heisz	Trustee	February 24, 2021
Leslie Stone Heisz

/s/ Michelle Millstone-Shroff	Trustee	February 24, 2021
Michelle Millstone-Shroff

/s/ Shankh S. Mitra	Trustee	February 24, 2021
Shankh S. Mitra

/s/ David J. Neithercut	Trustee	February 24, 2021
David J. Neithercut

/s/ Rebecca Owen	Trustee	February 24, 2021
Rebecca Owen

Signature	Title	Date

/s/ Kristy M. Pipes	Trustee	February 24, 2021
Kristy M. Pipes

/s/ Avedick B. Poladian	Trustee	February 24, 2021
Avedick B. Poladian

/s/ John Reyes	Trustee	February 24, 2021
John Reyes

/s/ Tariq M. Shaukat	Trustee	February 24, 2021
Tariq M. Shaukat

/s/ Ronald P. Spogli	Trustee	February 24, 2021
Ronald P. Spogli

/s/ Paul S. Williams	Trustee	February 24, 2021
Paul S. Williams

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Balance sheets as of December 31, 2020 and 2019	F-3

For the years ended December 31, 2020, 2019 and 2018:

Statements of income	F-4

Statements of comprehensive income	F-5

Statements of equity	F-6 – F-7

Statements of cash flows	F-8 – F-9

Notes to financial statements	F-10 – F-32

Schedule:

III – Real estate and accumulated depreciation	F-33 – F-35

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Public Storage

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Purchase Price Allocation
Description of the Matter

For the year ended December 31, 2020, the Company completed the acquisition of 62 real estate facilities for a total purchase price of $796.1 million. As further discussed in Notes 2 and 3 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed.

Auditing the accounting for the Company’s 2020 acquisitions of real estate facilities was subjective because the Company must exercise a high level of management judgment in determining the fair value of acquired land and the replacement cost of acquired facilities. Determining the fair value of acquired land was difficult due to the lack of available directly comparable land market information. The replacement costs of the acquired facilities were calculated by estimating the cost of building similar facilities in comparable markets and adjusting those costs for the age, quality, and configuration associated with the acquired facilities. Determining the replacement cost was difficult due to the judgment utilized by management in determining the adjustments that should be applied to each facility.

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

For the 2020 acquisitions of real estate facilities described above, our procedures included, but were not limited to, evaluating the sensitivity of changes in significant assumptions on the purchase price allocation. We performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land and building values. For certain of these asset acquisitions, we also read the purchase agreements, evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition, evaluated the methods and significant assumptions used by the Company, assessed the reasonableness of the allocated building value, and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and replacement cost assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1980.

Los Angeles, California

February 24, 2021

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS	(Unaudited)

Cash and equivalents	$257,560	$409,743
Real estate facilities, at cost:
Land	4,375,588	4,186,873
Buildings	12,997,039	12,102,273
	17,372,627	16,289,146
Accumulated depreciation	(7,152,135)	(6,623,475)
	10,220,492	9,665,671
Construction in process	188,079	141,934
	10,408,571	9,807,605

Investments in unconsolidated real estate entities	773,046	767,816
Goodwill and other intangible assets, net	204,654	205,936
Other assets	172,715	174,344
Total assets	$11,816,546	$11,365,444

LIABILITIES AND EQUITY

Notes payable	$2,544,992	$1,902,493
Preferred shares called for redemption (Note 8)	300,000	-
Accrued and other liabilities	394,655	383,284
Total liabilities	3,239,647	2,285,777

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
151,700 shares issued (in series) and outstanding, (162,600 at
December 31, 2019), at liquidation preference	3,792,500	4,065,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,581,742 shares issued and outstanding (174,418,615 shares at
December 31, 2019)	17,458	17,442
Paid-in capital	5,707,101	5,710,934
Accumulated deficit	(914,791)	(665,575)
Accumulated other comprehensive loss	(43,401)	(64,890)
Total Public Storage shareholders’ equity	8,558,867	9,062,911
Noncontrolling interests	18,032	16,756
Total equity	8,576,899	9,079,667
Total liabilities and equity	$11,816,546	$11,365,444

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018

Revenues:
Self-storage facilities	$2,721,630	$2,684,552	$2,597,607
Ancillary operations	193,438	170,556	161,916
	2,915,068	2,855,108	2,759,523

Expenses:
Self-storage cost of operations	807,543	762,416	709,739
Ancillary cost of operations	59,919	50,736	47,344
Depreciation and amortization	553,257	512,918	483,646
General and administrative	83,199	62,146	104,712
Interest expense	56,283	45,641	32,542
	1,560,201	1,433,857	1,377,983

Other increases (decreases) to net income:
Interest and other income	22,323	26,683	24,552
Equity in earnings of unconsolidated real estate entities	80,497	69,547	103,495
Foreign currency exchange (loss) gain	(97,953)	7,829	18,117
Gain on sale of real estate	1,493	341	37,903
Gain due to Shurgard public offering	-	-	151,616
Net income	1,361,227	1,525,651	1,717,223
Allocation to noncontrolling interests	(4,014)	(5,117)	(6,192)
Net income allocable to Public Storage shareholders	1,357,213	1,520,534	1,711,031
Allocation of net income to:
Preferred shareholders - distributions	(207,068)	(210,179)	(216,316)
Preferred shareholders - redemptions (Note 8)	(48,265)	(32,693)	-
Restricted share units	(3,545)	(4,895)	(5,815)
Net income allocable to common shareholders	$1,098,335	$1,272,767	$1,488,900
Net income per common share:
Basic	$6.29	$7.30	$8.56
Diluted	$6.29	$7.29	$8.54

Basic weighted average common shares outstanding	174,494	174,287	173,969
Diluted weighted average common shares outstanding	174,642	174,530	174,297

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018

Net income	$1,361,227	$1,525,651	$1,717,223
Adjust for foreign currency exchange loss reflected
in gain on sale of real estate and gain on Shurgard
public offering	-	-	27,207
Foreign currency exchange gain (loss) on
investment in Shurgard	21,489	(830)	(16,203)
Total comprehensive income	1,382,716	1,524,821	1,728,227
Allocation to noncontrolling interests	(4,014)	(5,117)	(6,192)
Comprehensive income allocable to
Public Storage shareholders	$1,378,702	$1,519,704	$1,722,035

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

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of 49,900 preferred shares (Note 8)	1,247,500	-	(39,294)	-	-	1,208,206	-	1,208,206
Redemption and shares called for redemption of 60,800 preferred shares (Note 8)	(1,520,000)	-	-	-	-	(1,520,000)	-	(1,520,000)
Issuance of common shares in connection with
share-based compensation (163,127 shares) (Note 10)	-	16	12,648	-	-	12,664	-	12,664
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	22,845	-	-	22,845	-	22,845
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,629	2,629
Net income	-	-	-	1,361,227	-	1,361,227	-	1,361,227
Net income allocated to noncontrolling interests	-	-	-	(4,014)	-	(4,014)	4,014	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(207,068)	-	(207,068)	-	(207,068)
Noncontrolling interests	-	-	-	-	-	-	(5,366)	(5,366)
Common shareholders and restricted share
unitholders ($8.00 per share)	-	-	-	(1,399,361)	-	(1,399,361)	-	(1,399,361)
Other comprehensive income (Note 2)	-	-	-	-	21,489	21,489	-	21,489
Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended December 31,
2020		2019	2018
Cash flows from operating activities:
Net income	$1,361,227	$1,525,651	$1,717,223
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain due to Shurgard public offering	-	-	(151,616)
Gain on real estate investment sales	(1,493)	(341)	(37,903)
Depreciation and amortization	553,257	512,918	483,646
Equity in earnings of unconsolidated real estate entities	(80,497)	(69,547)	(103,495)
Distributions from cumulative equity in earnings of unconsolidated
real estate entities	72,098	73,259	109,754
Foreign currency exchange loss (gain)	97,953	(7,829)	(18,117)
Share-based compensation expense	33,363	25,833	69,936
Other	6,994	7,690	(5,782)
Total adjustments	681,675	541,983	346,423
Net cash flows from operating activities	2,042,902	2,067,634	2,063,646
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(169,998)	(187,303)	(140,980)
Development and expansion of real estate facilities	(189,413)	(284,682)	(340,032)
Acquisition of real estate facilities and intangible assets	(792,266)	(437,758)	(181,020)
Distributions in excess of cumulative equity in earnings
from unconsolidated real estate entities	24,658	11,630	91,927
Repayment of note receivable	7,509	-	-
Proceeds from sale of real estate investments	1,796	762	54,184
Net cash flows used in investing activities	(1,117,714)	(897,351)	(515,921)
Cash flows from financing activities:
Repayments on notes payable	(2,020)	(1,920)	(1,784)
Issuance of notes payable, net of issuance costs	545,151	496,900	-
Issuance of preferred shares	1,208,206	1,059,156	-
Issuance of common shares	12,664	33,564	12,525
Redemption of preferred shares	(1,220,000)	(1,050,000)	-
Cash paid upon vesting of restricted share units	(10,518)	(12,162)	(12,347)
Acquisition of noncontrolling interests	(33)	(35,000)	-
Contributions by noncontrolling interests	2,629	4,148	1,720
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(1,606,429)	(1,608,749)	(1,612,680)
Distributions paid to noncontrolling interests	(5,366)	(6,672)	(7,022)
Net cash flows used in financing activities	(1,075,716)	(1,120,735)	(1,619,588)
Net cash flows (used in) from operating, investing, and financing activities	(150,528)	49,548	(71,863)
Net effect of foreign exchange impact on cash and equivalents, including
restricted cash	(426)	(13)	(171)
(Decrease) increase in cash and equivalents, including restricted cash	$(150,954)	$49,535	$(72,034)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended December 31,
2020		2019	2018

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$409,743	$361,218	$433,376
Restricted cash included in other assets	23,811	22,801	22,677
	$433,554	$384,019	$456,053

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$257,560	$409,743	$361,218
Restricted cash included in other assets	25,040	23,811	22,801
	$282,600	$433,554	$384,019

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(10,359)	$(16,558)	$(11,422)
Construction or expansion of real estate facilities	(32,349)	(32,356)	81,157
Accrued and other liabilities	42,708	48,914	92,579

Real estate acquired in exchange for assumption of a liability	(3,799)	(1,817)	-
Liability assumed in connection with acquisition of real estate	3,799	-	-
Notes payable assumed in connection with acquisition of real estate	-	1,817	-

Preferred shares called for redemption and reclassified to liabilities	300,000	-	-
Preferred shares called for redemption and reclassified from equity	(300,000)	-	-

Other disclosures:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$-	$-	$203
Investments in unconsolidated real estate entities	(21,489)	830	15,997
Notes payable	-	(7,842)	(18,285)
Accumulated other comprehensive gain	21,489	6,999	1,914
See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

1.Description of the Business

Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”), a Maryland real estate investment trust (“REIT”), was organized in 1980. Our principal business activities include the ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant reinsurance to the tenants at our self-storage facilities, merchandise sales and third party management, as well as the acquisition and development of additional self-storage space.

At December 31, 2020, we have direct and indirect equity interests in 2,548 self-storage facilities (with approximately 175.1 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 241 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27.7 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

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

Certain amounts previously reported in our December 31, 2019 and 2018 financial statements have been reclassified to conform to the December 31, 2020 presentation, including revenues from our third party management activities of $8.3 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively, previously reported within interest and other income; and cost of operations from our third party management activities of $6.5 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively, previously reported within interest and other income. This reclassification had no impact on the our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the year ended December 31, 2019 and for the year ended 2018.

Additionally, we revised our prior period financial statements to correct the presentation of share-based compensation expense between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the years ended December 31, 2019 and 2018 with an increase in self-storage cost of operations of $9.8 million and $14.0 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the year ended December 31, 2019 and for the year ended 2018.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Collectively, at December 31, 2020, the Company and the Subsidiaries own 2,548 self-storage facilities and four commercial facilities in the U.S. At December 31, 2020, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions. Actual results could differ from those estimates and assumptions.

Income Taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). For each taxable year in which we qualify for taxation as a REIT, we will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our shareholders. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no U.S. federal corporate income tax expense related to our REIT taxable income.

Our tenant reinsurance, merchandise and third party management operations are subject to corporate income tax and such taxes are included in ancillary cost of operations. We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2020, we had no tax benefits that were not recognized.

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

Other Assets

Other assets primarily consist of rents receivable from our tenants (net of an allowance for uncollectible amounts), prepaid expenses, restricted cash and right-to-use assets. At December 31, 2019, other assets included notes receivable which were amortized on the effective interest method with book value of $4.4 million at the time they were repaid during 2020, at their respective $7.5 million contractual note balance. The $3.1 million excess proceeds were recorded as interest and other income in 2020.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

At December 31, 2020, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, and finite-lived assets.

Goodwill totaled $174.6 million at December 31, 2020 and 2019. The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2020 and 2019. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At December 31, 2020, these intangibles had a net book value of $11.3 million ($12.5 million at December 31, 2019). Accumulated amortization totaled $27.3 million at December 31, 2020 ($27.5 million at December 31, 2019), and amortization expense of $16.1 million, $16.8 million and $16.6 million was recorded in 2020, 2019 and 2018, respectively.

The estimated future amortization expense for our finite-lived intangible assets at December 31, 2020 is approximately $11.9 million in 2021, $2.6 million in 2022 and $5.6 million thereafter. During 2020, 2019 and 2018, intangibles increased $14.9 million, $18.5 million and $11.6 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).

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

December 31, 2020

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.226 U.S. Dollars per Euro at December 31, 2020 (1.122 at December 31, 2019), and average exchange rates of 1.141, 1.120 and 1.181 for the years ended December 31, 2020, 2019 and 2018, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, which are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	For the Years Ended
	December 31,
	2020	2019	2018

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,494	174,287	173,969
Net effect of dilutive stock options -
based on treasury stock method	148	243	328
Diluted weighted average common
shares outstanding	174,642	174,530	174,297

3.Real Estate Facilities

Activity in real estate facilities during 2020, 2019 and 2018 is as follows:

	For the Years Ended
	2020	2019	2018
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$16,289,146	$15,296,844	$14,665,989
Capital expenditures to maintain real estate facilities	163,834	192,539	139,397
Acquisitions	781,219	421,097	169,436
Dispositions	(303)	(426)	(25,633)
Developed or expanded facilities opened for operation	138,731	379,092	348,270
Impact of foreign exchange rate changes	-	-	(615)
Ending balance	17,372,627	16,289,146	15,296,844
Accumulated depreciation:
Beginning balance	(6,623,475)	(6,140,072)	(5,700,331)
Depreciation expense	(528,660)	(483,408)	(457,029)
Dispositions	-	5	16,876
Impact of foreign exchange rate changes	-	-	412
Ending balance	(7,152,135)	(6,623,475)	(6,140,072)
Construction in process:
Beginning balance	141,934	285,339	264,441
Costs incurred to develop and expand real estate facilities	188,102	235,687	362,397
Write-off of cancelled projects	(3,226)	-	-
Developed or expanded facilities opened for operation	(138,731)	(379,092)	(348,270)
Dispositions	-	-	(2,698)
Transfer from other assets	-	-	9,469
Ending balance	188,079	141,934	285,339
Total real estate facilities at December 31,	$10,408,571	$9,807,605	$9,442,111

During 2020, we acquired 62 self-storage facilities (5.1 million net rentable square feet of storage space), for a total cost of $792.3 million which includes the assumption of a $3.8 million liability. Approximately $14.9 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $138.7 million during 2020, adding 1.1 million net rentable square feet of self-storage space.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Included in general and administrative expense in 2020 is $3.2 million in development projects which were cancelled. Construction in process at December 31, 2020 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During 2020, our accrual for unpaid construction costs decreased $1.3 million (a $49.0 million decrease for the same period in 2019). During 2020, our accrual for capital expenditures to maintain real estate facilities decreased $6.2 million (a $5.2 million increase for the same period in 2019).

During 2019, we acquired 44 self-storage facilities and one commercial facility (3.1 million net rentable square feet of storage space and 46,000 net rentable square feet of commercial space), for a total cost of $439.6 million, consisting of $437.8 million in cash and the assumption of $1.8 million in mortgage notes. Approximately $18.5 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $379.1 million during 2019, adding 3.7 million net rentable square feet of self-storage space.

During 2019, our accrual for unpaid construction costs decreased $49.0 million (a $22.4 million increase for the same period in 2018). During 2019, our accrual for capital expenditures to maintain real estate facilities increased $5.2 million (a $1.6 million decrease for the same period in 2018).

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

At December 31, 2020, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $11.2 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	Investments in Unconsolidated Real Estate		Equity in Earnings of Unconsolidated Real Estate
	Entities at December 31,		Entities for the Year Ended December 31,
	2020	2019	2020	2019	2018

PSB	$431,963	$427,875	$64,835	$54,090	$89,362
Shurgard	341,083	339,941	15,662	15,457	14,133
Total	$773,046	$767,816	$80,497	$69,547	$103,495

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at December 31, 2020 ($132.87 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.9 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During 2020, 2019, and 2018, we received cash distributions from PSB totaling $60.7 million, $60.7 million, and $55.0 million, respectively.

At December 31, 2020, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $3.4 million ($4.2 million at December 31, 2019). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.8 million, $3.2 million, and $1.8 million during 2020, 2019, and 2018, respectively.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares. On October 15, 2018, Shurgard completed an initial global offering (the “Offering”), issuing 25.0 million of its common shares to third parties at a price of €23 per share, reducing our ownership interest to approximately 35%. Following the Offering, Shurgard’s shares began to trade on Euronext Brussels under the “SHUR” symbol. We recorded a “Gain due to Shurgard public offering” of $151.6 million, as if we had sold a proportionate share of our investment in Shurgard. The gain resulted in a $174.0 million increase in our investment in Shurgard and a $22.4 million reduction in other comprehensive loss with respect to cumulative foreign currency translation losses for Shurgard.

Based upon the closing price at December 31, 2020 (€35.50 per share of Shurgard common stock, at 1.226 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $1.1 million, $1.0 million, and $1.3 million for 2020, 2019 and 2018, respectively, representing our equity share

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.” During 2020 and 2019, Shurgard paid €0.99 and €0.67, respectively, per share in dividends to its shareholders, of which our share totaled $34.9 million and $23.1 million, respectively. During 2018, Shurgard paid a cash dividend to its shareholders at the time, of which our equity share was $145.4 million.

Changes in foreign currency exchange rates increased our investment in Shurgard by approximately $21.5 million in 2020 and decreased our investment in Shurgard by approximately $0.8 million and $16.0 million in 2019 and 2018, respectively.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.7% at December 31, 2020). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.07% per annum at December 31, 2020). At December 31, 2020 and February 24, 2021, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $24.3 million at December 31, 2020 ($15.9 million at December 31, 2019). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2020.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

6.Notes Payable

Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at December 31, 2020 and 2019 are set forth in the tables below:

			Amounts at December 31, 2020
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(891)	$499,109	$517,419
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,548)	496,452	560,833
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,567)	497,433	574,833
			1,500,000	(7,006)	1,492,994	1,653,085

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	122,646	-	122,646	129,192
Notes due November 3, 2025	2.175%	2.175%	296,821	-	296,821	323,552
Notes due January 24, 2032	0.875%	0.978%	613,232	(5,931)	607,301	634,389
			1,032,699	(5,931)	1,026,768	1,087,133

Mortgage Debt, secured by 27
real estate facilities with a net
book value of $102.1 million	3.962%	3.947%	25,230	-	25,230	26,958

			$2,557,929	$(12,937)	$2,544,992	$2,767,176

	Amounts at
	December 31, 2019
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$498,581	$505,639
Notes due September 15, 2027	495,924	520,694
Notes due May 1, 2029	497,124	531,911
	1,491,629	1,558,244

Euro Denominated Unsecured Debt
Notes due April 12, 2024	112,156	115,932
Notes due November 3, 2025	271,433	298,398
Notes due January 24, 2032	-	-
	383,589	414,330

Mortgage Debt	27,275	28,506

	$1,902,493	$2,001,080

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

U.S. Dollar Denominated Unsecured Notes

On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes bearing interest at an annual rate of 3.385% maturing on May 1, 2029. In connection with the offering, we incurred a total of $3.1 million in costs. The notes issued on April 12, 2019 along with notes previously issued in 2017 are referred to hereinafter as the “U.S. Dollar Denominated Notes.”

The U.S. Dollar Denominated Notes have various financial covenants, all of which we were in compliance with at December 31, 2020. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 8% at December 31, 2020) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 38x for the twelve months ended December 31, 2020) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

Euro Denominated Unsecured Notes

Our Euro denominated unsecured notes (the “Euro Notes”) consist of three tranches, (i) €242.0 million issued to institutional investors on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars, (ii) €100.0 million issued to institutional investors on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars and (iii) €500.0 million issued in a public offering on January 24, 2020 for $545.2 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually on the notes issued November 3, 2015 and April 12, 2016, and annually on the notes issued January 24, 2020. The Euro Notes have financial covenants similar to those of the U.S. Dollar Notes.

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (a loss of $98.0 million for 2020, as compared to gains of $7.8 million and $18.1 million for 2019 and 2018, respectively).

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

At December 31, 2020, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At December 31, 2020, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	Unsecured	Mortgage
	Debt	Debt	Total

2021	$-	$1,851	$1,851
2022	500,000	2,574	502,574
2023	-	19,219	19,219
2024	122,646	124	122,770
2025	296,821	131	296,952
Thereafter	1,613,232	1,331	1,614,563
	$2,532,699	$25,230	$2,557,929
Weighted average effective rate	2.4%	3.9%	2.4%

Cash paid for interest totaled $52.7 million, $48.3 million and $36.3 million for 2020, 2019 and 2018, respectively. Interest capitalized as real estate totaled $3.4 million, $3.9 million and $4.8 million for 2020, 2019 and 2018, respectively.

7.Noncontrolling Interests

At December 31, 2020, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 21 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At December 31, 2020, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During 2020, 2019 and 2018, we allocated a total of $4.0 million, $5.1 million and $6.2 million, respectively, of income to these interests; and we paid $5.4 million, $6.7 million and $7.0 million, respectively, in distributions to these interests.

During 2019, we acquired noncontrolling interests for an aggregate of $35.0 million in cash, of which $11.1 million was allocated to Noncontrolling Interests, with the remainder allocated to Paid-in Capital. During 2020, 2019 and 2018, Noncontrolling Interests contributed $2.6 million, $4.1 million and $1.7 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At December 31, 2020 and 2019, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

			At December 31, 2020		At December 31, 2019
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series V	9/20/2017	5.375%	-	$-	19,800	$495,000
Series W	1/16/2018	5.200%	-	-	20,000	500,000
Series X	3/13/2018	5.200%	-	-	9,000	225,000
Series B	1/20/2021	5.400%	-	-	12,000	300,000
Series C	5/17/2021	5.125%	8,000	200,000	8,000	200,000
Series D	7/20/2021	4.950%	13,000	325,000	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	-	-
Series M	8/14/2025	4.125%	9,200	230,000	-	-
Series N	10/6/2025	3.875%	11,300	282,500	-	-
Series O	11/17/2025	3.900%	6,800	170,000	-	-
Total Preferred Shares			151,700	$3,792,500	162,600	$4,065,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At December 31, 2020, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

In 2020, we redeemed our Series V, Series W and Series X Preferred Shares, at par, for a total of $1.22 billion in cash, before payment of accrued dividends.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

On December 14, 2020, we called for redemption of, and on January 20, 2021, we redeemed our 5.40% Series B Preferred Shares, at par. The liquidation value (at par) of $300.0 million was reclassified as a liability at December 31, 2020. We recorded a $9.9 million allocation of income from our common shareholders to the holders of our Preferred Shares in 2020 in connection with this redemption.

In 2020, we issued an aggregate 49.9 million depositary shares, each representing 0.001 of a share of our Series L, Series M, Series N and Series O Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.25 billion in gross proceeds, and we incurred $39.3 million in issuance costs.

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

In 2020 and 2019, we recorded $48.3 million and $32.7 million, respectively, in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in connection with redemptions of Preferred Shares, including the redemption of our Series B Preferred Shares as noted above.

Common Shares

During 2020, 2019 and 2018, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and
exercise of stock options (Note 10)	163,127	$12,664	287,734	$33,564	277,511	$12,525

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions. Through December 31, 2020, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2020.

At December 31, 2020 and 2019, we had 3,513,955 and 2,958,817, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for U.S. federal corporate income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. Common share dividends including amounts paid to our restricted share unitholders totaled $1.399 billion ($8.00 per share), $1.399 billion ($8.00 per share) and $1.396 billion ($8.00 per share) for the years ended December 31, 2020, 2019 and 2018, respectively. Preferred share dividends totaled $207.1 million, $210.2 million and $216.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

For the tax year ended December 31, 2020, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2020 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	100.00%	100.00%
Long-Term Capital Gain	0.00%	0.00%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2020 are not qualified dividends under the Internal Revenue Code, however, they are subject to the 20% deduction under IRS Section 199A.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson, a current member of the Board, and his son B. Wayne Hughes, Jr., a former member of the Board who retired effective December 31, 2020, collectively own approximately 13.0% of our common shares outstanding at December 31, 2020.

At December 31, 2020, Tamara Hughes Gustavson and her adult children owned and controlled 64 self-storage facilities in Canada.  Ms. Gustavson’s direct ownership in these properties is less than 1.0%. These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our right to continue receiving these premiums may be qualified.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, and (iii) the recipient is affected by changes in the market price of our stock.

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

December 31, 2020

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

This modification results in accelerating amortization of compensation expense for each grant by changing the end of the service period from the original vesting date to the date an employee is expected to be eligible for Retirement Acceleration, if earlier. As a result, the Company recorded $5.7 million in accelerated compensation expense during 2020, with such amounts included in the amounts disclosed below under “Stock Options” and “Restricted Share Units.”

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

Stock Options

Stock options vest over 3 to 5 years, expire 10 years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

During 2020, 770,000 stock options were granted where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022. As of December 31, 2020, these targets are expected to be met at 100% achievement. These options are included in the grants during 2020 and in options outstanding at December 31, 2020, and $3.0 million in related compensation expense was recorded during 2020.

The stock options outstanding at December 31, 2020 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $63.2 million and remaining average contractual lives of approximately six years. The aggregate intrinsic value of exercisable stock options at December 31, 2020 amounted to approximately $52.3 million. Approximately 1,240,000 of the stock options outstanding at December 31, 2020, have an exercise price of more than $225. Included in our stock options exercisable at December 31, 2020, are 16,667 stock options which expire through June 30, 2021, with an average exercise price per share of $115.96.

Additional information with respect to stock options during 2020, 2019 and 2018 is as follows:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	2,339,667	$204.53	2,420,922	$201.31	2,408,917	$192.12
Granted	840,000	226.58	120,000	221.12	200,000	194.29
Exercised	(71,500)	175.16	(191,255)	174.55	(179,995)	69.53
Cancelled	(147,000)	222.67	(10,000)	197.90	(8,000)	223.50

Options outstanding December 31,	2,961,167	$210.59	2,339,667	$204.53	2,420,922	$201.31

Options exercisable at December 31,	1,585,091	$199.54	1,501,667	$196.37	1,147,122	$178.31

	2020	2019	2018

Stock option expense for the year (in 000's) (a)	$7,613	$4,950	$17,162

Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$3,433	$11,848	$25,117

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	0.43%	2.3%	2.7%
Expected volatility, based upon historical volatility	21.6%	8.9%	12.5%
Expected dividend yield	3.8%	3.6%	4.1%

Average estimated value of options granted during the year	$17.79	$9.61	$13.09

(a) Amounts for 2020 include $0.3 million in connection with the Retirement Acceleration. Amounts for 2018 include $8.1 million, in connection with the acceleration of amortization on grants discussed above. Of the total expense recorded, $2.8 million, $2.2 million and $2.1 million for 2020, 2019 and 2018,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

respectively, was allocated to cost of operations, with the remainder allocated to general and administrative expense.

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

The fair value of our RSUs outstanding at December 31, 2020 was approximately $127.7 million. Remaining compensation expense related to RSUs outstanding at December 31, 2020 totals approximately $76.9 million and is expected to be recognized as compensation expense over the next 4 years on average. The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2020		2019		2018
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	619,150	$132,058	717,696	$151,212	799,129	$166,144
Granted	110,755	24,617	97,140	21,113	138,567	27,733
Vested	(140,089)	(28,141)	(160,329)	(32,714)	(164,104)	(30,717)
Forfeited	(37,028)	(7,964)	(35,357)	(7,553)	(55,896)	(11,948)

Restricted share units outstanding December 31,	552,788	$120,570	619,150	$132,058	717,696	$151,212

	2020	2019	2018
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$31,076	$33,769	$32,317
Cash paid for taxes upon vesting in lieu of issuing common shares	$10,518	$12,162	$12,347
Common shares issued upon vesting	91,627	96,479	97,516
Restricted share unit expense (a)	$26,359	$21,662	$53,869

(a)Amounts for 2020, 2019 and 2018 include approximately $1.3 million, $1.2 million and $1.1 million, respectively, in employer taxes incurred upon vesting. Amounts for 2020 include $5.4 million, in connection with the Retirement Acceleration as discussed above. Amounts for 2018 include $22.6 million, in connection with the acceleration of amortization on grants to our CEO and CFO as discussed above. Of the total expense recorded, $12.1 million, $9.9 million and $14.3 million for 2020, 2019 and 2018, respectively, was allocated to cost of operations, with the remainder allocated to general and administrative expense.

11.Segment Information

Our reportable segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker (“CODM”). We organize our segments

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Ancillary Operations

The Ancillary Operations segment reflects the operations of our tenant reinsurance, merchandise sales and third party management activities.

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	For the Years Ended December 31,
	2020	2019	2018

Self-Storage Segment
Revenue	$2,721,630	$2,684,552	$2,597,607
Cost of operations	(807,543)	(762,416)	(709,739)
Net operating income	1,914,087	1,922,136	1,887,868
Depreciation and amortization	(553,257)	(512,918)	(483,646)
Net income	1,360,830	1,409,218	1,404,222

Ancillary Segment
Revenue	193,438	170,556	161,916
Cost of operations	(59,919)	(50,736)	(47,344)
Net operating income	133,519	119,820	114,572

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	64,835	54,090	89,362

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	15,662	15,457	14,133
Gain due to Shurgard public offering	-	-	151,616
Net income from Investment in Shurgard Segment	15,662	15,457	165,749

Total net income allocated to segments	1,574,846	1,598,585	1,773,905

Other items not allocated to segments:
General and administrative	(83,199)	(62,146)	(104,712)
Interest and other income	22,323	26,683	24,552
Interest expense	(56,283)	(45,641)	(32,542)
Foreign currency exchange (loss) gain	(97,953)	7,829	18,117
Gain on sale of real estate	1,493	341	37,903
Net income	$1,361,227	$1,525,651	$1,717,223

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At December 31, 2020, there were approximately 990,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $3.9 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $105.0 million at December 31, 2020. We expect to pay approximately $95.2 million in 2021 and $9.8 million in 2022 for these construction commitments.

14.Subsequent Events

Subsequent to December 31, 2020, we acquired or were under contract to acquire 40 self-storage facilities across 18 states with 3.5 million net rentable square feet, for $580.1 million.

On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. Interest on the senior notes is payable semi-annually, commencing August 15, 2021. In connection with the offering, we incurred a total of $3.8 million in costs.

On January 20, 2021, we redeemed our 5.4% Series B Preferred Shares, at par, for a total of $300 million in cash before payment of accrued dividends.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

		Net	2020	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2020			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage facilities by market:
Los Angeles	225	16,265	455	519,547	942,206	372,709	517,161	1,317,301	1,834,462	798,302
Houston	128	10,665	-	186,526	469,132	237,738	185,847	707,549	893,396	315,349
San Francisco	138	8,980	-	241,791	527,127	223,936	254,541	738,313	992,854	488,482
Dallas/Ft. Worth	124	8,969	-	176,962	437,884	132,768	178,562	569,052	747,614	306,815
Chicago	134	8,581	-	141,683	408,749	132,059	144,520	537,971	682,491	382,269
New York	96	7,011	-	277,121	586,592	205,542	283,458	785,797	1,069,255	455,571
Atlanta	106	7,138	1,713	135,099	361,503	90,812	135,461	451,953	587,414	279,284
Seattle/Tacoma	97	6,790	-	198,063	531,742	110,562	198,710	641,657	840,367	349,944
Miami	96	7,126	-	243,988	522,557	139,116	245,881	659,780	905,661	335,520
Washington DC	91	5,645	-	233,905	406,769	121,226	239,059	522,841	761,900	327,341
Orlando/Daytona	72	4,551	11,589	140,411	253,375	59,516	145,892	307,410	453,302	166,849
Denver	64	4,740	8,925	99,547	247,641	98,240	100,268	345,160	445,428	156,803
Charlotte	56	4,360	-	80,253	205,370	79,349	88,116	276,856	364,972	131,456
Minneapolis/St. Paul	61	4,721	2,174	115,112	266,840	93,719	115,277	360,394	475,671	131,684
Tampa	57	3,878	-	93,022	204,543	49,349	95,784	251,130	346,914	132,562
Philadelphia	61	4,004	-	56,991	224,104	58,839	56,012	283,922	339,934	167,192
West Palm Beach	46	3,545	-	156,788	221,479	67,459	157,496	288,230	445,726	133,996
Detroit	47	3,350	-	66,861	213,857	39,152	67,711	252,159	319,870	120,220
Phoenix	42	2,871	-	68,515	213,718	28,224	68,506	241,951	310,457	112,212
Austin	35	2,762	-	65,542	149,481	44,821	67,564	192,280	259,844	91,292
Portland	45	2,426	-	54,370	150,634	28,158	55,028	178,134	233,162	107,422
Sacramento	34	1,959	-	25,141	69,409	31,275	25,625	100,200	125,825	80,386
Raleigh	28	1,975	-	50,348	99,583	38,677	51,337	137,271	188,608	66,430
San Diego	22	2,037	-	73,713	137,796	42,682	76,223	177,968	254,191	93,801
San Antonio	28	1,791	-	27,566	76,028	27,655	27,524	103,725	131,249	70,033
Norfolk	36	2,215	-	47,728	128,986	25,014	46,843	154,885	201,728	70,288
Boston	28	1,964	-	80,843	209,495	29,287	81,409	238,216	319,625	101,407
Columbus	27	2,015	-	44,983	92,001	28,437	45,090	120,331	165,421	48,804
Oklahoma City	23	1,645	-	38,265	73,968	13,775	38,265	87,743	126,008	27,343
Baltimore	24	1,588	-	28,396	92,861	20,559	28,520	113,296	141,816	75,042
Indianapolis	26	1,697	-	31,636	74,206	17,657	32,636	90,863	123,499	48,772

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

		Net	2020	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2020			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

St. Louis	28	1,786	-	22,463	79,356	38,025	23,106	116,738	139,844	66,546
Kansas City	25	1,647	-	14,567	56,147	35,619	14,767	91,566	106,333	62,368
Columbia	23	1,345	-	20,169	57,131	22,005	20,928	78,377	99,305	38,966
Las Vegas	21	1,355	-	25,038	68,513	11,362	24,287	80,626	104,913	50,563
Milwaukee	15	964	374	13,189	32,071	10,281	13,158	42,383	55,541	34,617
Cincinnati	18	1,051	-	17,135	46,739	23,150	17,053	69,971	87,024	32,167
Louisville	15	916	-	23,563	46,108	7,935	23,562	54,044	77,606	16,253
Jacksonville	14	841	-	11,252	27,714	12,056	11,301	39,721	51,022	33,917
Nashville/Bowling Green	17	1,108	-	18,787	35,425	30,785	18,785	66,212	84,997	31,221
Honolulu	11	807	-	54,184	106,299	14,098	55,101	119,480	174,581	68,300
Greensboro	14	845	-	13,413	35,326	13,992	15,502	47,229	62,731	27,695
Colorado Springs	14	992	-	10,588	38,237	22,564	10,585	60,804	71,389	30,357
Chattanooga	10	697	-	6,569	26,045	7,651	6,371	33,894	40,265	16,037
Hartford/New Haven	11	693	-	6,778	19,959	22,327	8,443	40,621	49,064	33,355
Savannah	12	700	-	33,094	42,465	4,118	31,766	47,911	79,677	18,038
Charleston	14	950	-	16,947	56,793	17,984	17,923	73,801	91,724	26,832
Fort Myers/Naples	11	861	-	23,298	56,012	5,537	23,533	61,314	84,847	19,964
New Orleans	9	627	-	9,205	30,832	6,667	9,373	37,331	46,704	26,365
Greensville/Spartanburg/Asheville	11	622	-	9,036	20,767	10,334	9,965	30,172	40,137	21,772
Reno	7	559	-	5,487	18,704	4,163	5,487	22,867	28,354	12,925
Birmingham	15	606	-	6,316	25,567	13,578	6,204	39,257	45,461	28,113
Salt Lake City	9	566	-	10,316	19,515	4,977	9,965	24,843	34,808	15,204
Memphis	11	645	-	19,581	29,852	9,551	20,934	38,050	58,984	21,854
Buffalo/Rochester	9	462	-	6,785	17,954	3,980	6,783	21,936	28,719	14,492
Richmond	13	650	-	18,092	40,160	5,948	17,897	46,303	64,200	20,124
Tucson	7	439	-	9,403	25,491	5,868	9,884	30,878	40,762	20,371
Cleveland/Akron	7	434	-	4,070	16,139	5,538	4,463	21,284	25,747	12,947
Wichita	7	433	-	2,017	6,691	7,350	2,130	13,928	16,058	12,067
Mobile	11	529	-	8,915	25,223	5,077	8,742	30,473	39,215	14,061
Omaha	5	430	-	8,261	23,709	3,456	8,261	27,165	35,426	4,505
Monterey/Salinas	7	329	-	8,465	24,151	4,307	8,455	28,468	36,923	22,179
Palm Springs	3	242	-	8,309	18,065	1,387	8,309	19,452	27,761	11,193

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

		Net	2020	Initial Cost		Costs	Gross Carrying Amount
	No. of	Rentable	Encum-		Buildings &	Subsequent	At December 31, 2020			Accumulated
Description	Facilities	Sq. Feet	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Evansville	5	326	-	2,340	14,316	1,333	2,312	15,677	17,989	4,248
Dayton	5	284	-	1,074	8,975	4,850	1,073	13,826	14,899	7,522
Augusta	7	392	-	6,213	15,979	4,081	6,213	20,060	26,273	6,765
Fort Wayne	3	168	-	349	3,594	3,194	349	6,788	7,137	5,882
Providence	3	155	-	995	11,206	3,008	995	14,214	15,209	6,866
Huntsville/Decatur	5	298	-	9,161	13,481	3,051	9,108	16,585	25,693	6,089
Shreveport	2	150	-	817	3,030	2,301	741	5,407	6,148	4,851
Springfield/Holyoke	2	144	-	1,428	3,380	1,910	1,427	5,291	6,718	4,913
Rochester	2	99	-	1,047	2,246	2,107	980	4,420	5,400	4,098
Santa Barbara	2	98	-	5,733	9,106	468	5,733	9,574	15,307	5,797
Topeka	2	94	-	225	1,419	2,090	225	3,509	3,734	3,081
Lansing	2	88	-	556	2,882	936	556	3,818	4,374	2,428
Roanoke	3	159	-	2,147	13,801	908	2,147	14,709	16,856	3,141
Flint	1	56	-	543	3,068	260	542	3,329	3,871	1,967
Joplin	1	56	-	264	904	1,014	264	1,918	2,182	1,626
Syracuse	1	55	-	545	1,279	846	545	2,125	2,670	2,032
Modesto/Fresno/Stockton	1	33	-	44	206	983	193	1,040	1,233	862

Commercial and non-operating
real estate			-	13,796	21,761	42,591	14,836	63,312	78,148	41,728

	2,548	175,050	$25,230	$4,313,285	$9,903,429	$3,155,913	$4,375,588	$12,997,039	$17,372,627	$7,152,135

	Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally
	between 5 to 25 years. In addition, disclosures of the number and square footage of our facilities are unaudited.