Form 10-Q
period 2021-03-31
Public Storage
filed 2021-04-28
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 26, 2021:

Common Shares of beneficial interest, $0.10 par value per share – 174,978,140 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2021 and December 31, 2020	1

	Statements of Income for the Three Months Ended March 31, 2021 and 2020	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020	3

	Statements of Equity for the Three Months Ended March 31, 2021 and 2020	4-5

	Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	6-7

	Condensed Notes to Financial Statements	8-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6.	Exhibits	59

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)

Cash and equivalents	$159,622	$257,560
Real estate facilities, at cost:
Land	4,432,749	4,375,588
Buildings	13,211,931	12,997,039
	17,644,680	17,372,627
Accumulated depreciation	(7,286,332)	(7,152,135)
	10,358,348	10,220,492
Construction in process	201,316	188,079
	10,559,664	10,408,571

Investments in unconsolidated real estate entities	771,075	773,046
Goodwill and other intangible assets, net	205,061	204,654
Other assets	286,313	172,715
Total assets	$11,981,735	$11,816,546

LIABILITIES AND EQUITY

Notes payable	$2,996,111	$2,544,992
Preferred shares called for redemption (Note 8)	-	300,000
Accrued and other liabilities	368,309	394,655
Total liabilities	3,364,420	3,239,647

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
151,700 shares issued (in series) and outstanding,
at liquidation preference	3,792,500	3,792,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,651,004 shares issued and outstanding (174,581,742 shares at
December 31, 2020)	17,465	17,458
Paid-in capital	5,715,254	5,707,101
Accumulated deficit	(877,931)	(914,791)
Accumulated other comprehensive loss	(49,341)	(43,401)
Total Public Storage shareholders’ equity	8,597,947	8,558,867
Noncontrolling interests	19,368	18,032
Total equity	8,617,315	8,576,899
Total liabilities and equity	$11,981,735	$11,816,546

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues:
Self-storage facilities	$716,347	$674,201
Ancillary operations	50,915	44,843
	767,262	719,044

Expenses:
Self-storage cost of operations	212,105	211,096
Ancillary cost of operations	16,318	13,572
Depreciation and amortization	146,859	135,900
General and administrative	19,574	17,868
Interest expense	15,250	13,621
	410,106	392,057

Other increases to net income:
Interest and other income	2,852	6,119
Equity in earnings of unconsolidated real estate entities	19,456	23,968
Foreign currency exchange gain	45,385	8,945
Gain on sale of real estate	9,413	1,117
Net income	434,262	367,136
Allocation to noncontrolling interests	(1,226)	(980)
Net income allocable to Public Storage shareholders	433,036	366,156
Allocation of net income to:
Preferred shareholders	(46,080)	(52,005)
Restricted share units	(1,146)	(1,017)
Net income allocable to common shareholders	$385,810	$313,134
Net income per common share:
Basic	$2.21	$1.80
Diluted	$2.21	$1.79

Basic weighted average common shares outstanding	174,611	174,446
Diluted weighted average common shares outstanding	174,840	174,616

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$434,262	$367,136
Foreign currency exchange loss on
investment in Shurgard	(5,940)	(13,115)
Total comprehensive income	428,322	354,021
Allocation to noncontrolling interests	(1,226)	(980)
Comprehensive income allocable to
Public Storage shareholders	$427,096	$353,041

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended March 31, 2021

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899
Issuance of common shares in connection with
share-based compensation (69,262 shares) (Note 10)	-	7	4,696	-	-	4,703	-	4,703
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	3,489	-	-	3,489	-	3,489
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,380	1,380
Net income	-	-	-	434,262	-	434,262	-	434,262
Net income allocated to noncontrolling interests	-	-	-	(1,226)	-	(1,226)	1,226	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(46,080)	-	(46,080)	-	(46,080)
Noncontrolling interests	-	-	-	-	-	-	(1,269)	(1,269)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(350,096)	-	(350,096)	-	(350,096)
Other comprehensive loss (Note 2)	-	-	-	-	(5,940)	(5,940)	-	(5,940)
Balances at March 31, 2021	$3,792,500	$17,465	$5,715,254	$(877,931)	$(49,341)	$8,597,947	$19,368	$8,617,315

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended March 31, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of common shares in connection with
share-based compensation (56,407 shares) (Note 10)	-	6	1,757	-	-	1,763	-	1,763
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	(2,830)	-	-	(2,830)	-	(2,830)
Contributions by noncontrolling interests	-	-	-	-	-	-	566	566
Net income	-	-	-	367,136	-	367,136	-	367,136
Net income allocated to noncontrolling interests	-	-	-	(980)	-	(980)	980	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(52,005)	-	(52,005)	-	(52,005)
Noncontrolling interests	-	-	-	-	-	-	(1,172)	(1,172)
Common shareholders and restricted share
unitholders ($2.00 per share)	-	-	-	(349,802)	-	(349,802)	-	(349,802)
Other comprehensive loss (Note 2)	-	-	-	-	(13,115)	(13,115)	-	(13,115)
Balances at March 31, 2020	$4,065,000	$17,448	$5,709,861	$(701,226)	$(78,005)	$9,013,078	$17,130	$9,030,208

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2021		2020
Cash flows from operating activities:
Net income	$434,262	$367,136
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(9,413)	(1,117)
Depreciation and amortization	146,859	135,900
Equity in earnings of unconsolidated real estate entities	(19,456)	(23,968)
Distributions from cumulative equity in earnings of unconsolidated
real estate entities	15,487	15,443
Foreign currency exchange gain	(45,385)	(8,945)
Share-based compensation expense	14,407	5,677
Other	(27,599)	(27,176)
Total adjustments	74,900	95,814
Net cash flows from operating activities	509,162	462,950
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(36,551)	(57,504)
Development and expansion of real estate facilities	(61,213)	(47,616)
Acquisition of real estate facilities and intangible assets	(203,108)	(186,183)
Real estate deposits and costs for pending acquisitions	(114,415)	-
Proceeds from sale of real estate investments	11,562	1,399
Net cash flows used in investing activities	(403,725)	(289,904)
Cash flows from financing activities:
Repayments on notes payable	(527)	(497)
Issuance of notes payable, net of issuance costs	496,235	545,151
Issuance of common shares	4,703	1,763
Redemption of preferred shares	(300,000)	-
Cash paid upon vesting of restricted share units	(7,284)	(8,507)
Acquisition of noncontrolling interests	(33)	-
Contributions by noncontrolling interests	1,380	566
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(396,176)	(401,807)
Distributions paid to noncontrolling interests	(1,269)	(1,172)
Net cash flows (used in) provided by financing activities	(202,971)	135,497
Net cash flows (used in) from operating, investing, and financing activities	(97,534)	308,543
Net effect of foreign exchange impact on cash and equivalents, including
restricted cash	178	31
(Decrease) increase in cash and equivalents, including restricted cash	$(97,356)	$308,574

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$257,560	$409,743
Restricted cash included in other assets	25,040	23,811
	$282,600	$433,554

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$159,622	$718,427
Restricted cash included in other assets	25,622	23,701
	$185,244	$742,128

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(9,018)	$(14,018)
Construction or expansion of real estate facilities	(21,886)	(20,605)
Accrued and other liabilities	30,904	34,623

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

At March 31, 2021, we have direct and indirect equity interests in 2,563 self-storage facilities (with approximately 176.2 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”) a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 243 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27.8 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 12) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to fairly present the interim financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Certain amounts previously reported in our March 31, 2020 financial statements have been reclassified to conform to the March 31, 2021 presentation, including revenues and cost operations from our third party management activities of $3.0 million and $2.6 million, respectively, for the three months ended March 31, 2020, previously reported within interest and other income. This reclassification had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three months ended March 31, 2020.

Additionally, we corrected our prior period financial statement presentation of share-based compensation expense between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the three months ended March 31, 2020 with an increase in self-storage cost of operations of $3.2 million, and a corresponding decrease to general and administrative expenses.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three months ended March 31, 2020.

Summary of Significant Accounting Policies

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

Collectively, at March 31, 2021, the Company and the Subsidiaries own 2,563 self-storage facilities and four commercial facilities in the U.S. At March 31, 2021, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

March 31, 2021

(Unaudited)

Our tenant reinsurance, merchandise and third party management operations are subject to corporate income tax and such taxes are included in ancillary cost of operations. We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2021, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period. The costs of demolition of existing facilities associated with a renovation are expensed as incurred. We allocate the net acquisition cost of acquired real estate facilities to the underlying land, buildings, and identified intangible assets based upon their respective individual estimated fair values.

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

Other Assets

Other assets primarily consist of rents receivable from our tenants (net of an allowance for uncollectible amounts), prepaid expenses, deposits on pending facilities (which as of March 31, 2021 included $100 million for the ezStorage portfolio, see Note 13), restricted cash and right-to-use assets.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

At March 31, 2021, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, and finite-lived assets.

Goodwill totaled $165.8 million at March 31, 2021 ($174.6 million at December 31, 2020). The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2021 and December 31, 2020. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At March 31, 2021, these intangibles had a net book value of $20.5 million ($11.3 million at December 31, 2020). Accumulated amortization totaled $25.7 million at March 31, 2021 ($27.3 million at December 31, 2020). A total of $6.1 million and $4.7 million in amortization expense was recorded in the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense for our finite-lived intangible assets at March 31, 2021 is approximately $10.5 million in the remainder of 2021, $4.1 million in 2022 and $5.9 million thereafter. During

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

the three months ended March 31, 2021, intangibles increased $6.5 million in connection with the acquisition of self-storage facilities (Note 3).

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.173 U.S. Dollars per Euro at March 31, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.205 and 1.103 for the

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

three months ended March 31, 2021 and 2020, respectively. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

	Three Months Ended
	March 31,
	2021	2020

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,611	174,446
Net effect of dilutive stock options -
based on treasury stock method	229	170
Diluted weighted average common
shares outstanding	174,840	174,616

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2021 is as follows:

Three Months Ended
March 31, 2021
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$17,372,627
Capital expenditures to maintain real estate facilities	35,793
Acquisitions	196,626
Dispositions	(5,760)
Developed or expanded facilities opened for operation	45,394
Ending balance	17,644,680
Accumulated depreciation:
Beginning balance	(7,152,135)
Depreciation expense	(137,808)
Dispositions	3,611
Ending balance	(7,286,332)
Construction in process:
Beginning balance	188,079
Costs incurred to develop and expand real estate facilities	58,631
Developed or expanded facilities opened for operation	(45,394)
Ending balance	201,316
Total real estate facilities at March 31, 2021	$10,559,664

During the three months ended March 31, 2021, we acquired 15 self-storage facilities (1,087,000 net rentable square feet of storage space), for a total cost of $203.1 million in cash. Approximately $6.5 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $45.4 million during the three months ended March 31, 2021, adding 0.2 million net rentable square feet of self-storage space. Construction in process at March 31, 2021 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the three months ended March 31, 2021, our accrual for unpaid construction costs decreased $2.6 million (a $2.5 million decrease for the same period in 2020). During the three months ended March 31, 2021, our accrual for capital expenditures to maintain real estate facilities decreased $0.8 million (a $0.6 million decrease for the same period in 2020).

During the three months ended March 31, 2021, we sold a real estate facility in connection with an eminent domain proceeding for $11.6 million in cash proceeds and recorded a related gain on sale of real estate of approximately $9.4 million.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate
	Entities at
	March 31, 2021	December 31, 2020

PSB	$431,252	$431,963
Shurgard	339,823	341,083
Total	$771,075	$773,046

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2021	2020

PSB	$14,476	$21,737
Shurgard	4,980	2,231
Total	$19,456	$23,968

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at March 31, 2021 ($154.58) per share of PSB common stock, the shares and units we owned had a market value of approximately $2.2 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).

During each of the three month periods ended March 31, 2021 and 2020, we received cash distributions from PSB totaling $15.2 million.

At March 31, 2021, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $3.2 million ($3.4 million at December 31, 2020). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.2 million during each of the three month periods ended March 31, 2021 and 2020.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.

Based upon the closing price at March 31, 2021 (€38.85 per share of Shurgard common stock, at 1.173 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, plus $0.3 million for each of the three month periods ended March 31, 2021 and 2020, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.” Shurgard did not pay any dividends to its shareholders during either of the three month periods ended March 31, 2021 or 2020.

Changes in foreign currency exchange rates decreased our investment in Shurgard by approximately $5.9 million and $13.1 million in the three months ended March 31, 2021 and 2020, respectively.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.7% at March 31, 2021). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.07% per annum at March 31, 2021). At March 31, 2021 and April 28, 2021, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $24.3 million at March 31, 2021 and December 31, 2020. The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2021.

6.Notes Payable

Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2021 and December 31, 2020 are set forth in the tables below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

			Amounts at March 31, 2021
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(759)	$499,241	$513,985
Notes due February 15, 2026	0.875%	1.030%	500,000	(3,617)	496,383	486,291
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,416)	496,584	542,441
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,489)	497,511	546,753
			2,000,000	(10,281)	1,989,719	2,089,470

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	117,277	-	117,277	123,425
Notes due November 3, 2025	2.175%	2.175%	283,827	-	283,827	310,117
Notes due January 24, 2032	0.875%	0.978%	586,386	(5,796)	580,590	588,263
			987,490	(5,796)	981,694	1,021,805

Mortgage Debt, secured by 27
real estate facilities with a net
book value of $101.2 million	3.944%	3.933%	24,698	-	24,698	26,092

			$3,012,188	$(16,077)	$2,996,111	$3,137,367

	Amounts at
	December 31, 2020
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$499,109	$517,419
Notes due September 15, 2027	496,452	560,833
Notes due May 1, 2029	497,433	574,833
	1,492,994	1,653,085

Euro Denominated Unsecured Debt
Notes due April 12, 2024	122,646	129,192
Notes due November 3, 2025	296,821	323,552
Notes due January 24, 2032	607,301	634,389
	1,026,768	1,087,133

Mortgage Debt	25,230	26,958

	$2,544,992	$2,767,176

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

U.S. Dollar Denominated Unsecured Notes

On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. Interest on the senior notes is payable semi-annually, commencing August 15, 2021. In connection with the offering, we incurred a total of $3.8 million in costs. The notes issued on January 19, 2021, along with notes previously issued in 2017 and 2019 are referred to hereinafter as the “U.S. Dollar Denominated Notes.”

The U.S. Dollar Denominated Notes have various financial covenants, all of which we were in compliance with at March 31, 2021. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 8% at March 31, 2021) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 38x for the twelve months ended March 31, 2021) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

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

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain” on our income statement (gains $45.4 million and $8.9 million for the three months ended March 31, 2021 and 2020, respectively).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At March 31, 2021, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

At March 31, 2021, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2021	$-	$1,321	$1,321
2022	500,000	2,574	502,574
2023	-	19,219	19,219
2024	117,277	124	117,401
2025	283,827	131	283,958
Thereafter	2,086,386	1,329	2,087,715
	$2,987,490	$24,698	$3,012,188
Weighted average effective rate	2.2%	3.9%	2.2%

Cash paid for interest totaled $19.4 million and $14.1 million for the three months ended March 31, 2021 and 2020, respectively. Interest capitalized as real estate totaled $0.9 million for each of the three month periods ended March 31, 2021 and 2020.

7.Noncontrolling Interests

At March 31, 2021, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 21 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At March 31, 2021, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During the three months ended March 31, 2021 and 2020, we allocated a total of $1.2 million and $1.0 million, respectively, of income to these interests; and we paid $1.3 million and $1.2 million, respectively, in distributions to these interests.

During the three months ended March 31, 2021 and 2020, Noncontrolling Interests contributed $1.4 million and $0.6 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At March 31, 2021 and December 31, 2020, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series C	5/17/2021	5.125%	8,000	$200,000
Series D	7/20/2021	4.950%	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000
Total Preferred Shares			151,700	$3,792,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At March 31, 2021, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

On January 20, 2021, we redeemed our 5.400% Series B Preferred Shares, at par. We recorded a $9.9 million allocation of income from our common shareholders to the holders of our Preferred Shares in the year ended December 31, 2020 in connection with this redemption.

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $350.1 million ($2.00 per share) and $349.8 million ($2.00 per share) for the three months ended March 31, 2021

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

and 2020, respectively. Preferred share dividends totaled $46.1 million and $52.0 million for the three months ended March 31, 2021 and 2020, respectively.

9.Related Party Transactions

At March 31, 2021, Tamara Hughes Gustavson, a current member of the Board and her adult children owned and controlled 64 self-storage facilities in Canada. Ms. Gustavson’s direct ownership in these properties is less than 1.0%. These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $469,000 and $349,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Share-based compensation expense associated with stock options and RSUs was recorded in the following cost and expense categories in the Statement of Income:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)

Self-storage cost of operations	$7,201	$3,727
Ancillary cost of operations	500	-
General and administrative	7,642	2,880
Total	$15,343	$6,607

During the three months ended March 31, 2021, the Company depleted the available shares under the current plan resulting in $4.8 million of award expense classified as a liability as of March 31, 2021.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

This modification results in accelerating amortization of compensation expense for each grant by changing the end of the service period from the original vesting date to the date an employee is expected to be eligible for Retirement Acceleration, if earlier. As a result, the Company recorded $3.8 million in accelerated compensation expense during the three months ended March 31, 2021. No such compensation expense was recorded during the three months ended March 31, 2020.

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

For the three months ended March 31, 2021 and 2020, we recorded share-based compensation expense for outstanding stock options of $4.4 million and $0.9 million, respectively. The amount for the three months ended March 31, 2021 includes $0.8 million in connection with the Retirement Acceleration and $1.9 million of the amount classified as liability awards as of March 31, 2021 as discussed above.

During the three months ended March 31, 2021, 500,000 stock options were awarded, 26,167 options were exercised and 10,000 options were forfeited. A total of 3,425,000 stock options were outstanding at March 31, 2021, (2,961,167 at December 31, 2020) and have an average exercise price of $213.20.

During the three months ended March 31, 2021, we incurred share-based compensation expense of $0.3 million in connection with the initial 15,000 stock option awards issued to each of the five members that joined our Board in January 2021.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

During the three months ended March 31, 2021, 245,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2021, 2022, and 2023. As of March 31, 2021, these targets are expected to be met at 100% achievement. These options are included in the awards during the three months ended March 31, 2021 and in options outstanding at March 31, 2021, and $0.3 million in related compensation expense was recorded during the three months ended March 31, 2021.

For the three months ended March 31, 2020, we recorded $0.9 million in compensation expense related to stock options. During the three months ended March 31, 2020, 770,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022. As of March 31, 2021, these targets are expected to be met at 125% achievement, an increase from 100% as of December 31, 2020, and $1.9 million in related compensation expense was recorded during the three months ended March, 31, 2021. The change in the expected target achievement from 100% at December 31, 2020 to 125% at March 31, 2021 resulted in an additional award of 180,000 stock options. These options are included in the awards during the three months ended March 31, 2021 and in options outstanding at March 31, 2021.

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

During the three months ended March 31, 2021, 34,200 RSUs were granted, 7,590 RSUs were forfeited and 62,486 RSUs vested. This vesting resulted in the issuance of 43,095 common shares. In addition, tax deposits totaling $7.3 million ($8.5 million for the same period in 2020) were made on behalf of employees in exchange for 19,391 common shares withheld upon vesting. A total of 516,912 RSUs were outstanding at March 31, 2021 (552,788 at December 31, 2020). During the three months ended March 31, 2021, 37,000 RSUs were awarded where vesting is dependent upon meeting certain performance targets for 2021. As of March 31, 2021, these targets are expected to be met at 100% achievement.

A total of $12.2 million and $5.7 million in RSU expense was recorded for the three months ended March 31, 2021 and 2020, respectively, which includes approximately $1.2 million and $1.1 million, respectively, in employer taxes incurred upon vesting. The amount for the three months ended March 31, 2021 includes $3.0 million in connection with the Retirement Acceleration and $2.9 million of the amount to be classified as liability awards as of March 31, 2021 as discussed above.

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

March 31, 2021

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

Presentation of Segment Information

The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Self-Storage Segment
Revenue	$716,347	$674,201
Cost of operations	(212,105)	(211,096)
Net operating income	504,242	463,105
Depreciation and amortization	(146,859)	(135,900)
Net income	357,383	327,205

Ancillary Segment
Revenue	50,915	44,843
Cost of operations	(16,318)	(13,572)
Net operating income	34,597	31,271

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	14,476	21,737

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	4,980	2,231

Total net income allocated to segments	411,436	382,444

Other items not allocated to segments:
General and administrative	(19,574)	(17,868)
Interest and other income	2,852	6,119
Interest expense	(15,250)	(13,621)
Foreign currency exchange gain	45,385	8,945
Gain on sale of real estate	9,413	1,117
Net income	$434,262	$367,136

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

March 31, 2021

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At March 31, 2021, there were approximately 1,022,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $4.2 billion.

Construction Commitments

We have construction commitments representing future expected payments for construction under contract totaling $111.0 million at March 31, 2021. We expect to pay approximately $90.2 million in the remainder of 2021 and $20.8 million in 2022 for these construction commitments.

13.Subsequent Events

Subsequent to March 31, 2021, we acquired or were under contract to acquire 87 self-storage facilities across 18 states with 7.6 million net rentable square feet, for $2.3 billion, including the 48 properties (4.2 million net rentable square feet) currently owned and operated by ezStorage Corp. that we are under contract to purchase for an acquisition price of $1.8 billion. The acquisition, which is subject to the satisfaction of customary closing conditions, is currently expected to close in late April 2021.

On April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of the compounded Secured Overnight Financing Rate (“SOFR”) + 0.47% (reset quarterly), 1.85% and 2.30%, respectively, and maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2021 outlook and all underlying assumptions, our expected acquisition, disposition, development and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words “outlook,” “guidance,” “expects,”  “believes,”  “anticipates,” “should,”  “estimates” and similar expressions.

These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2021 and in our other filings with the SEC including:

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

•the risk that even though many initial restrictions due to the COVID Pandemic have eased, they could be reinstituted in response to increases in infections or if additional pandemics occur;

•the risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and increases in unemployment resulting from the COVID Pandemic, which could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates;

•the risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID Pandemic, which could have a material impact upon our capital and growth plans;

•the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•the risk that our existing self-storage facilities may be at a disadvantage in competing with newly developed facilities with more visual and customer appeal;

•risks related to increased reliance on Google as a customer acquisition channel;

•difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage properties that we acquire directly or through the acquisition of entities that own and operate self-storage facilities, or to consummate announced acquisitions in the expected timeframe or at all;

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues, and expenses that are not readily apparent from other sources.

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

Overview

During a significant portion of 2020 and continuing into 2021, the COVID Pandemic has resulted in cessation, curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, closure of businesses not considered to be “essential,” as well as other direct and indirect impacts, including a rapid and dramatic increase in unemployment in the U.S. While initial government restrictions have been eased or removed in certain markets there remains an ongoing negative impact to the economy.

Our self-storage facilities have remained open to all customer activity. We consider the safety of our employees and customers as our first priority, and have accordingly taken significant steps to ensure safety, including initiating our touchless eRental® leasing platform, developing the ability for customers to access our properties through our mobile app, as well as enforcing social distancing requirements in our property offices and grounds, and providing protective equipment.

Our corporate offices as well as our call centers migrated to a “work from home” environment during the COVID Pandemic. We expect our corporate employees to return to the corporate office in 2021 assuming the risk of the COVID Pandemic recedes. However, we expect that our call centers will remain in a “work from home” environment due to certain favorable aspects of a distributed call center team.

The continuing impacts of the COVID Pandemic are described more fully throughout our MD&A which follows.

Our self-storage operations generate most of our net income and our earnings growth is most impacted by the level of organic growth within our Same Store Facilities. Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facility portfolio.

During the three months ended March 31, 2021, revenues generated by our Same Store Facilities increased 3.4% from the three months ended March 31, 2020. Although our revenue continued to be negatively impacted by the COVID Pandemic including restrictions on rate increases to tenants imposed by local government due to “States of Emergency”, our demand and operating trends continued to improve. For the three months ended March 31, 2021, same-store occupancy was 95.6%, an increase of 2.8% as compared to the three months ended March 31, 2020, while contract rent per occupied foot at March 31, 2021 was 1% higher as compared to March 31, 2020, suggesting continued revenue growth into 2021.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expanding our existing self-storage facilities. Since the beginning of 2019, we acquired a total of 121 facilities with 9.3 million net rentable square feet for

$1.4 billion, and we opened newly developed and expanded self-storage space for a total cost of $563.2 million, adding 5.1 million net rentable square feet.

Additionally, subsequent to March 31, 2021, we were under contract to acquire the ezStorage portfolio consisting of 48 properties (4.2 million net rentable square feet) for $1.8 billion. These properties are located in submarkets with strong demand drivers and high barriers for new property development across Washington DC, Virginia, and Maryland. Our development team will assume responsibility for one property that is under construction and expand eight additional properties, resulting in an expected 10% increase in square footage through 2023. The acquisition, which is subject to the satisfaction of customary closing conditions, is currently expected to close in late April 2021.

Our strong financial profile continues to enable an effective access to capital markets in order to support our growth and on April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on a multi-year program to rebrand our properties, in order to develop more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. The timing and scope of the program will evolve as the work is executed and we expect to spend approximately $120 million over 2021 on this effort.

Results of Operations

Operating results for the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, net income allocable to our common shareholders was $385.8 million or $2.21 per diluted common share, compared to $313.1 million or $1.79 per diluted common share in 2020 representing an increase of $72.7 million or $0.42 per diluted common share. The increase is due primarily to (i) a $41.1 million increase in self-storage net operating income (described below), (ii) a $36.4 million increase due to the impact of foreign currency exchange gains associated with our Euro denominated debt, partially offset by (iii) a $11.0 million increase in depreciation and amortization expense.

The $41.1 million increase in self-storage net operating income is a result of a $29.3 million increase in our Same Store Facilities (as defined below), and a $11.8 million increase in our non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 3.4% or $21.1 million in the three months ended March 31, 2021 as compared to 2020, due to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 4.3% or $8.2 million in the three months ended March 31, 2021 as compared to 2020, due primarily to a change in property tax timing resulting in an 8.6% ($6.2 million) decrease in property expense, a 13.2% ($4.4 million) decrease in on-site property manager payroll, partially offset by an increase in share-based compensation. The increase in net operating income of $11.8 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2021 and the fill-up of recently developed and expanded facilities.

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

For the three months ended March 31, 2021, FFO was $3.08 per diluted common share, as compared to $2.61 per diluted common share for the same period in 2020, representing an increase of 18.0%, or $0.47 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended
	March 31,
	2021	2020
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$2.21	$1.79
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	0.93	0.87
Gains on sale of real estate investments,
including our equity share from
investments	(0.06)	(0.05)
FFO per share	$3.08	$2.61

Computation of FFO per Share:

Net income allocable to common shareholders	$385,810	$313,134
Eliminate items excluded from FFO:
Depreciation and amortization	145,869	135,137
Depreciation from unconsolidated
real estate investments	17,933	18,243
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(971)	(961)
Gains on sale of real estate investments,
including our equity share from
investments	(9,387)	(9,241)
FFO allocable to common shares	$539,254	$456,312
Diluted weighted average common shares	174,840	174,616
FFO per share	$3.08	$2.61

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

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended
	March 31,
			Percentage
	2021	2020	Change

FFO per share	$3.08	$2.61	18.0%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange gain	(0.26)	(0.05)
Other items	-	0.02
Core FFO per share	$2.82	$2.58	9.3%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our March 31, 2021 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,278 facilities that we have owned and operated on a stabilized basis since January 1, 2019 (the “Same Store Facilities”), (ii) 121 facilities we acquired after December 31, 2018 (the “Acquired facilities”), (iii) 136 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2021 (the “Newly developed and expanded facilities”) and (iv) 28 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2019 (the “Other non-same store facilities”). See Note 11 to our March 31, 2021 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2021	2020	Change
	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$647,817	$626,691	3.4%
Acquired facilities	20,169	7,743	160.5%
Newly developed and expanded facilities	42,939	34,701	23.7%
Other non-same store facilities	5,422	5,066	7.0%
	716,347	674,201	6.3%
Cost of operations (a):
Same Store facilities	181,012	189,189	(4.3)%
Acquired facilities	10,707	3,706	188.9%
Newly developed and expanded facilities	18,138	16,092	12.7%
Other non-same store facilities	2,248	2,109	6.6%
	212,105	211,096	0.5%
Net operating income (b):
Same Store facilities	466,805	437,502	6.7%
Acquired facilities	9,462	4,037	134.4%
Newly developed and expanded facilities	24,801	18,609	33.3%
Other non-same store facilities	3,174	2,957	7.3%
Total net operating income	504,242	463,105	8.9%

Depreciation and amortization expense:
Same Store facilities	(109,407)	(110,317)	(0.8)%
Acquired facilities	(13,755)	(7,318)	88.0%
Newly developed and expanded facilities	(16,335)	(13,168)	24.1%
Other non-same store facilities	(7,362)	(5,097)	44.4%
Total depreciation and
amortization expense	(146,859)	(135,900)	8.1%

Net income (loss):
Same Store facilities	357,398	327,185	9.2%
Acquired facilities	(4,293)	(3,281)	30.8%
Newly developed and expanded facilities	8,466	5,441	55.6%
Other non-same store facilities	(4,188)	(2,140)	95.7%
Total net income	$357,383	$327,205	9.2%

Number of facilities at period end:
Same Store facilities	2,278	2,278	-
Acquired facilities	121	53	128.3%
Newly developed and expanded facilities	136	132	3.0%
Other non-same store facilities	28	29	(3.4)%
	2,563	2,492	2.8%
Net rentable square footage at period end:
Same Store facilities	148,909	148,909	-
Acquired facilities	9,316	3,893	139.3%
Newly developed and expanded facilities	16,068	14,973	7.3%
Other non-same store facilities	1,872	1,998	(6.3)%
	176,165	169,773	3.8%

(a)We revised our prior period financial statements to correct the presentation of share-based compensation expense between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the three months ended March 31, 2020 with an increase in self-storage cost of operations of $3.2 million, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three months ended March 31, 2020.

(b)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. Direct net operating income (a subtotal within NOI) is also a non-GAAP financial measure that excludes the impact of supervisory payroll, centralized management costs and stock based compensation in addition to depreciation and amortization expense. We utilize direct net operating income in evaluating property performance and in evaluating property operating trends as compared to our competitors. We believe that investors and analysts utilize NOI and direct net operating income in a similar manner. These measures are not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 11 to our March 31, 2021 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 8.9% in the three months ended March 31, 2021, as compared to the same period in 2020. The increase is due primarily to increased Same Store revenues driven by a 2.8% increase in average occupancy to 95.6% for the three months ended March 31, 2021 and decreased Same Store expenses, the acquisition and development of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities consist of facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2019. Our Same Store Facilities increased from 2,221 facilities at December 31, 2020 to 2,278 at March 31, 2021. The composition of our Same Store Facilities allows us to more effectively evaluate the ongoing performance of our self-storage portfolio in 2019, 2020, and 2021 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe the Same Store information is used by investors and REIT analysts in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results of these 2,278 facilities (148.9 million net rentable square feet) that represent approximately 85% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2021. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of our same store facilities relative to our self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,278 facilities)
	Three Months Ended March 31,
			Percentage
	2021	2020	Change
	(Dollar amounts in thousands, except for per square foot data)
Revenues:
Rental income	$627,811	$600,059	4.6%
Late charges and
administrative fees	20,006	26,632	(24.9)%
Total revenues (a)	647,817	626,691	3.4%

Direct cost of operations (a):
Property taxes	66,555	72,778	(8.6)%
On-site property manager
payroll	28,729	33,106	(13.2)%
Repairs and maintenance	13,031	12,713	2.5%
Utilities	10,745	10,849	(1.0)%
Marketing	14,571	14,808	(1.6)%
Other direct property costs	18,341	16,889	8.6%
Total direct cost of operations	151,972	161,143	(5.7)%
Direct net operating income	495,845	465,548	6.5%

Indirect cost of operations (a):
Supervisory payroll	(9,834)	(10,911)	(9.9)%
Centralized management costs	(13,017)	(13,812)	(5.8)%
Share-based compensation	(6,189)	(3,323)	86.2%
Net operating income	466,805	437,502	6.7%
Depreciation and
amortization expense	(109,407)	(110,317)	(0.8)%
Net income	$357,398	$327,185	9.2%

Gross margin (before indirect costs and
depreciation and amortization expense)	76.5%	74.3%	3.0%

Gross margin (before depreciation
and amortization expense)	72.1%	69.8%	3.3%

Weighted average for the period:
Square foot occupancy	95.6%	93.0%	2.8%

Realized annual rental income per (b):
Occupied square foot	$17.63	$17.33	1.7%
Available square foot	$16.86	$16.12	4.6%

At March 31:
Square foot occupancy	96.0%	92.7%	3.6%
Annual contract rent per
occupied square foot (c)	$18.06	$17.88	1.0%

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

Revenues generated by our Same Store Facilities increased by 3.4% in the three months ended March 31, 2021, as compared to the same period in 2020. The increase is due primarily to a 2.8% increase in average occupancy, combined with a 1.7% increase in realized rent per occupied foot, offset by a 24.9% decrease in late charges and administrative fees. For the three months ended March 31, 2021, our revenues were impacted by certain restrictions on rate increases to existing tenants imposed by local governments due to “State of Emergency” declarations in response to the COVID Pandemic and other disasters. Although certain restrictions have recently been lifted, we continue to expect a portion of our revenues to remain impacted throughout 2021.

During the three months ended March 31, 2021, 14 of our top 15 markets increased revenues, weighted average square foot occupancy, realized annual rent per occupied square foot, and REVPAF over the three months ended March 31, 2020. This growth occurred across broad markets notwithstanding those markets affected by new supply levels and/or COVID related consumer restrictions.

The improvement in occupancy trends in the three months ended March 31, 2021 was due primarily to improved trends in move-outs, with year over year move-outs down 11.3% in the three months ended March 31, 2021. This resulted in an increased average length of stay for the three months ended March 31, 2021. An increased average length of stay supports revenue growth, due to more long-term tenants who are eligible for rate increases, and a reduced requirement to replace vacating tenants with new tenants which can lead to increased promotional costs and decrease our pricing leverage. This trend to an increased length of stay became more pronounced over 2020 and into 2021 due in part, we believe, to effects resulting from the COVID Pandemic such as less consumer mobility.

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

Late Charges and Administrative Fees

We experienced a 24.9% year over year reduction in late charges and administrative fees collected during the three months ended March 31, 2021 due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and, to a lesser extent (ii) reduced move-in administrative fees due to lower move-ins.

Selected Key Statistical Data

The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three months ended March 31, 2021. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

Three Months Ended March 31,
2021		2020	Change
(amounts in thousands, except for per
square foot amounts)

Tenants moving in during the period:
Average annual contract rent
per square foot	$14.95	$12.91	15.8%
Square footage	24,534	26,185	(6.3)%
Promotional discounts given	$16,505	$20,748	(20.5)%

Tenants moving out during the period:
Average annual contract rent
per square foot	$16.26	$15.84	2.7%
Square footage	21,842	24,620	(11.3)%

Revenue Expectations

At March 31, 2021, in place contractual rent was 4.6% higher on a year-over-year basis (comprised of a 3.6% increase in square foot occupancy and a 1.0% increase in annual contract rent per occupied foot).

We expect continued revenue growth over 2021 supported by increased customer demand and modest move out activity. There is more uncertainty in the level of positive growth during the second half of 2021 given challenging comparables over 2020 and risk that customer behavior (particularly the level of move-out activity) returns to pre-Pandemic historical levels.

Notwithstanding our expectations of continued positive revenue growth, we are in a time of significant uncertainty, and there are reasonably possible circumstances and events which could result in actual future revenues being significantly lower than our expectations, including the following:

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 4.3% in the three months ended March 31, 2021 as compared to the same period in 2020, due primarily to decreased property tax, on-site property manager payroll and supervisory payroll; offset partially by increased share-based compensation and other direct property costs.

Property tax expense decreased 8.6% in the three months ended March 31, 2021 as compared to the same period in 2020. In 2020 our property tax expense was recognized on an accelerated basis in each of the first three quarters. For 2021, we expect our future quarterly tax expense to approximate our 2021 first quarter results, excluding property tax refunds recorded for the three months ended March 31, 2021, based on current property value assessments and property tax rates. We expect annualized 2021 property tax expense to increase approximately 5.0% over 2020 due primarily to higher assessed values and, to a lesser extent, increased tax rates. A summary of our 2020 actual and 2021 estimated quarterly property tax expense is presented below. Amounts for each of the three months ended June 30, September 30 and December 31, 2021 are based on our current estimates of 2021’s full-year property tax expense.

		Actual
	2021	2020
	(Amounts in thousands)
For the three months ended:
March 31	$66,555	$72,779

June 30	68,000	72,458

September 30	68,000	71,616

December 31	68,000	41,197

	$270,555	$258,050

On-site property manager payroll expense decreased 13.2% in the three months ended March 31, 2021 as compared to the same period in 2020. The decrease is due to a year over year decline in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes. We expect reductions in hours worked to continue throughout the remainder of 2021.

Repairs and maintenance expense increased 2.5% in the three months ended March 31, 2021 as compared to the same period in 2020. Repair and maintenance costs include snow removal expense totaling $2.0 million in each of the three month periods ended March 31, 2021 and 2020.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 1.0% in the three months ended March 31, 2021 as compared to the same period in 2020. It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable. The decrease experienced in the three months ended March 31, 2021 is due primarily to investments we are making in energy saving technology such as solar power and LED lights which generate favorable returns on investment in the form of lower utility usage. We continue to make investments in solar power and LED lights and expect a decline in utility expense throughout the remainder of 2021.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Marketing expense decreased 1.6% in the three months ended March 31, 2021 as compared to the same period in 2020. We expect a reduction in the level of marketing expense growth in the remainder of 2021 depending on customer activity.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs and the cost of operating each property’s rental office. These costs increased 8.6% in the three months ended March 31, 2021 as compared to the same period in 2020. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.

Supervisory payroll expense, which represents cash compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 9.9% in the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to lower accrued incentives.

Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs decreased 5.8% in the three months ended March 31, 2021 as compared to the same period in 2020. The decrease was due to lower incentive expense and reduced travel expenses, offset partially by increased investment in our IT infrastructure. We expect increases in centralized management costs in the remainder 2021 due to increased headcount.

Share-based compensation expense includes the amortization of restricted share units and stock options granted to management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions are listed above under centralized management costs. Share-based compensation expense also includes related employer taxes and varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant. Based on our awards currently outstanding, we expect our future quarterly share-based compensation expense to approximate our 2021 first quarter results.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 0.8% in the three months ended March 31, 2021 as compared to the same period in 2020. We expect modest increases in depreciation expense in the remainder of 2021 due to elevated levels of capital expenditures.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2021	$647,817
2020	$626,691	$614,418	$629,169	$638,149	$2,508,427

Total cost of operations:
2021	$181,012
2020	$189,189	$192,345	$184,329	$146,584	$712,447

Property taxes:
2021	$66,555
2020	$72,778	$72,458	$71,616	$41,197	$258,049

Repairs and maintenance:
2021	$13,031
2020	$12,713	$11,670	$12,973	$13,485	$50,841

Marketing:
2021	$14,571
2020	$14,808	$17,630	$16,158	$13,526	$62,122

REVPAF:
2021	$16.86
2020	$16.12	$16.01	$16.39	$16.62	$16.29

Weighted average realized annual rent per occupied square foot:
2021	$17.63
2020	$17.33	$17.00	$17.16	$17.46	$17.24

Weighted average occupancy levels for the period:
2021	95.6%
2020	93.0%	94.2%	95.5%	95.2%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market

For the Three Months Ended March 31,

	Number	Square	Realized Rent per						Realized Rent Per						Net Operating
	of	Feet	Occupied Square Foot			Average Occupancy			Available Square Foot			Revenues ($000's)			Income ($000's)
	Facilities	(millions)	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	214	15.2	$26.45	$26.04	1.6%	97.9%	95.2%	2.8%	$25.89	$24.79	4.4%	$100,514	$97,247	3.4%	$82,219	$78,476	4.8%
San Francisco	130	8.1	26.83	26.50	1.2%	97.5%	93.7%	4.1%	26.17	24.84	5.4%	53,906	51,610	4.4%	43,241	40,563	6.6%
New York	91	6.5	26.36	26.10	1.0%	96.0%	93.4%	2.8%	25.30	24.39	3.7%	42,105	41,134	2.4%	29,302	27,056	8.3%
Seattle-Tacoma	129	8.1	20.66	20.35	1.5%	94.9%	92.6%	2.5%	19.61	18.84	4.1%	29,647	28,808	2.9%	22,451	21,470	4.6%
Miami	89	5.5	20.46	20.14	1.6%	96.3%	92.7%	3.9%	19.70	18.67	5.5%	29,563	28,336	4.3%	22,009	19,439	13.2%
Washington DC	87	5.9	21.42	21.26	0.8%	95.1%	92.7%	2.6%	20.37	19.70	3.4%	28,687	28,148	1.9%	20,833	19,905	4.7%
Chicago	83	5.8	15.42	15.16	1.7%	94.9%	91.6%	3.6%	14.62	13.88	5.3%	30,751	29,584	3.9%	16,729	13,846	20.8%
Atlanta	103	6.6	13.38	13.33	0.4%	94.6%	92.0%	2.8%	12.65	12.26	3.2%	21,433	21,105	1.6%	15,518	15,071	3.0%
Dallas-Ft. Worth	92	6.4	13.59	13.51	0.6%	94.8%	92.0%	3.0%	12.89	12.44	3.6%	22,258	21,720	2.5%	15,129	13,846	9.3%
Houston	98	6.4	12.83	12.86	(0.2)%	93.4%	91.2%	2.4%	11.97	11.73	2.0%	19,850	19,676	0.9%	12,273	12,004	2.2%
Philadelphia	56	3.5	17.49	16.67	4.9%	96.7%	94.9%	1.9%	16.92	15.82	7.0%	15,521	14,730	5.4%	10,948	10,002	9.5%
Orlando-Daytona	50	3.8	13.73	13.71	0.1%	95.3%	93.6%	1.8%	13.09	12.84	1.9%	15,220	15,105	0.8%	10,822	10,417	3.9%
West Palm Beach	52	3.5	19.00	18.27	4.0%	96.4%	93.8%	2.8%	18.31	17.14	6.8%	13,505	12,759	5.8%	9,846	9,133	7.8%
Tampa	40	2.9	14.10	13.95	1.1%	95.6%	91.8%	4.1%	13.48	12.81	5.2%	12,155	11,690	4.0%	8,429	7,668	9.9%
Charlotte	70	4.5	11.41	11.25	1.4%	94.8%	91.1%	4.1%	10.81	10.24	5.6%	10,750	10,307	4.3%	7,863	7,389	6.4%
All other markets	894	56.2	14.52	14.17	2.5%	95.4%	93.0%	2.6%	13.85	13.18	5.1%	201,952	194,732	3.7%	139,193	131,217	6.1%
Totals	2,278	148.9	$17.63	$17.33	1.7%	95.6%	93.0%	2.8%	$16.86	$16.12	4.6%	$647,817	$626,691	3.4%	$466,805	$437,502	6.7%

Revenue increased on a year-over-year basis for all of our markets. We believe that our geographic diversification and scale across substantially all major metropolitan markets in the U.S. provides some insulation from localized economic effects and enhances the stability of our cash flows. It is difficult to predict localized trends in short-term self-storage demand and operating results. Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Acquired Facilities

The Acquired Facilities represent 121 facilities that we acquired in 2019, 2020, and the first three months of 2021. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended March 31,
	2021	2020	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2019 Acquisitions	$9,046	$7,061	$1,985
2020 Acquisitions	10,291	682	9,609
2021 Acquisitions	832	-	832
Total revenues	20,169	7,743	12,426

Cost of operations (b):
2019 Acquisitions	3,530	3,369	161
2020 Acquisitions	6,626	337	6,289
2021 Acquisitions	551	-	551
Total cost of operations	10,707	3,706	7,001

Net operating income:
2019 Acquisitions	5,516	3,692	1,824
2020 Acquisitions	3,665	345	3,320
2021 Acquisitions	281	-	281
Net operating income	9,462	4,037	5,425
Depreciation and
amortization expense	(13,755)	(7,318)	(6,437)
Net loss	$(4,293)	$(3,281)	$(1,012)

At March 31:
Square foot occupancy:
2019 Acquisitions	94.2%	81.1%	16.2%
2020 Acquisitions	73.1%	49.4%	48.0%
2021 Acquisitions	67.6%	-	-
	79.7%	74.9%	6.4%
Annual contract rent per
occupied square foot:
2019 Acquisitions	$12.47	$11.64	7.1%
2020 Acquisitions	12.40	15.09	(17.8)%
2021 Acquisitions	13.64	-	-
	$12.55	$12.08	3.9%

Number of facilities:
2019 Acquisitions	44	44	-
2020 Acquisitions	62	9	53
2021 Acquisitions	15	-	15
	121	53	68
Net rentable square feet (in thousands):
2019 Acquisitions	3,154	3,145	9
2020 Acquisitions	5,075	748	4,327
2021 Acquisitions	1,087	-	1,087
	9,316	3,893	5,423

ACQUIRED FACILITIES (Continued)	As of March 31, 2021
Costs to acquire (in thousands):
2019 Acquisitions	$429,850
2020 Acquisitions	796,065
2021 Acquisitions	203,108
$1,429,023

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

The Acquired Facilities have an aggregate of approximately 9.3 million net rentable square feet, including 0.8 million in Virginia, 0.6 million in each of Arizona, Florida and Texas, 0.5 million in each of Michigan, Ohio and Pennsylvania, 0.4 million each in California, Georgia and Illinois, 0.3 million in each of Alabama, Colorado Indiana, Massachusetts, Missouri, Minnesota, North Carolina and South Carolina and 1.6 million in other states.

For the three months ended March 31, 2021, the weighted average annualized yield on cost, based upon net operating income, for the 44 facilities acquired in 2019 was 5.1%. The yield for the facilities acquired in 2020 is not meaningful due to the presence of unstabilized facilities. The yield for the facilities acquired in the three months ended March 31, 2021 is not meaningful due to our limited ownership period.

Subsequent to March 31, 2021, we acquired or were under contract to acquire 87 self-storage facilities across 18 states with 7.6 million net rentable square feet, for $2.3 billion, including the ezStorage portfolio consisting of 48 properties (4.2 million net rentable square feet) for acquisition cost of $1.8 billion, which is currently expected to close in late April 2021.

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

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended March 31, 2021 and 2020 totaled $13.8 million and $7.3 million, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at March 31, 2021, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $44.3 million in the year ending December 31, 2021. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2021.

Developed and Expanded Facilities

The developed and expanded facilities include 65 facilities that were developed on new sites since January 1, 2016, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 44 were completed at January 1, 2020, 10 were completed in the 15 months ended March 31, 2021, and 17 are currently in process or are expected to commence renovation in 2021. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Three Months Ended March 31,
	2021	2020	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2016	$7,772	$6,809	$963
Developed in 2017 - 2019	14,434	10,637	3,797
Developed in 2020	369	-	369
Developed in 2021	4	-	4
Expansions completed before 2020	13,722	10,684	3,038
Expansions completed in 2020 or 2021	2,298	1,948	350
Expansions in process	4,340	4,623	(283)
Total revenues	42,939	34,701	8,238

Cost of operations (b):
Developed in 2016	2,458	2,516	(58)
Developed in 2017 - 2019	6,473	6,200	273
Developed in 2020	399	-	399
Developed in 2021	83	-	83
Expansions completed before 2020	6,081	5,362	719
Expansions completed in 2020 or 2021	1,385	824	561
Expansions in process	1,259	1,190	69
Total cost of operations	18,138	16,092	2,046

Net operating income (loss):
Developed in 2016	5,314	4,293	1,021
Developed in 2017 - 2019	7,961	4,437	3,524
Developed in 2020	(30)	-	(30)
Developed in 2021	(79)	-	(79)
Expansions completed before 2020	7,641	5,322	2,319
Expansions completed in 2020 or 2021	913	1,124	(211)
Expansions in process	3,081	3,433	(352)
Net operating income	24,801	18,609	6,192
Depreciation and
amortization expense	(16,335)	(13,168)	(3,167)
Net income	$8,466	$5,441	$3,025

At March 31:
Square foot occupancy:
Developed in 2016	94.0%	84.8%	10.8%
Developed in 2017 - 2019	90.6%	71.8%	26.2%
Developed in 2020	55.7%	-	-
Developed in 2021	13.1%	-	-
Expansions completed before 2020	86.0%	67.5%	27.4%
Expansions completed in 2020 or 2021	58.9%	67.3%	(12.5)%
Expansions in process	91.0%	90.4%	0.7%
	85.4%	73.1%	16.8%

DEVELOPED AND EXPANDED
FACILITIES (Continued)	Year Ended March 31,
	2021	2020	Change (a)
	(Amounts in thousands, except for number of facilities)
Annual contract rent per occupied square foot:
Developed in 2016	$15.61	$14.85	5.1%
Developed in 2017 - 2019	12.66	11.78	7.5%
Developed in 2020	11.20	-	-
Developed in 2021	14.25	-	-
Expansions completed before 2020	11.32	10.96	3.3%
Expansions completed in 2020 or 2021	12.42	14.40	(13.8)%
Expansions in process	17.98	18.89	(4.8)%
	$12.93	$12.74	1.5%
Number of facilities:
Developed in 2016	16	16	-
Developed in 2017 - 2019	45	45	-
Developed in 2020	3	-	3
Developed in 2021	1	-	1
Expansions completed before 2020	44	44	-
Expansions completed in 2020 or 2021	10	10	-
Expansions in process	17	17	-
	136	132	4

Net rentable square feet (c):
Developed in 2016	2,141	2,141	-
Developed in 2017 - 2019	5,166	5,166	-
Developed in 2020	347	-	347
Developed in 2021	200	-	200
Expansions completed before 2020	5,822	5,819	3
Expansions completed in 2020 or 2021	1,365	793	572
Expansions in process	1,027	1,054	(27)
	16,068	14,973	1,095

	As of March 31, 2021
Costs to develop (in thousands):
Developed in 2016	$257,585
Developed in 2017 - 2019	652,445
Developed in 2020	42,063
Developed in 2021	45,333
Expansions completed before 2020 (d)	381,940
Expansions completed in 2020 or 2021 (d)	96,780
	$1,476,146

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 16.1 million net rentable square feet at March 31, 2021, including 5.9 million in Texas, 2.0 million in Florida, 1.7 million in California, 1.4 million in Colorado, 1.1 million in Minnesota, 0.8 million in North Carolina, 0.6 million in Washington, 0.4 million in each of Missouri and Virginia, 0.3 million in each of Georgia, Michigan, New Jersey and South Carolina and 0.6 million in other states.

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

We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run. However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense. We believe the level of dilution incurred in 2020 and the first quarter of 2021 will continue at similar levels for the remainder of 2021.

Our existing unstabilized facilities continued to fill up in terms of occupancies consistent with our general expectations during the three months ended March 31, 2021, despite the impact of the COVID Pandemic, and we expect that trend to continue. Our unstabilized facilities are affected by the same market dynamics that affect our Same Store properties. Accordingly, whether we ultimately achieve our yield expectations, and the timeframe for reaching stabilized cash flows, depends largely upon the same factors affecting aggregate demand, move-ins, move-outs, and realized annual rent per occupied square foot for our Same Store Facilities as set forth under “Analysis of Same Store Revenue” above.

At March 31, 2021, we had a development pipeline to develop 16 new self-storage facilities and expand 25 existing self-storage facilities, which will add approximately 3.4 million net rentable square feet at a cost of $510.3 million. We have continued to add projects to our development pipeline in the three months ended March 31, 2021 despite the impact of the COVID Pandemic. We expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

Newly Developed Facilities

The facilities included under “Developed in 2016” had high occupancies at March 31, 2021, but had 14.1% year over year revenue growth during the three months ended March 31, 2021 which exceeds the 3.4% increase in year over year revenue growth in the Same Store facilities. This outperformance relative to the Same Store Facilities reflects the maturity of the existing tenant base following attainment of high occupancy, illustrating the latter stage of the stabilization process noted above. The annualized yield on cost for these facilities, based upon the net operating income for the three months ended March 31, 2021 was 8.3%.

We typically underwrite new developments to stabilize at approximately an 8.0% NOI yield on cost. We believe the 2017-2019 developed facilities, in aggregate, will meet that target on stabilization and have thus far leased-up as expected. The occupancies of facilities developed in 2020 and the first three months of 2021 have leased-up as expected and are at the beginning of their revenue stabilization periods. We expect continued growth in these in the remainder of 2021 and beyond as they continue to stabilize. The annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property, the level of new and existing supply, as well as the impact of the COVID Pandemic.

We have 16 additional newly developed facilities in process, which will have a total of 1.4 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $224.2 million. We expect these facilities to open over the next 18 to 24 months.

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

The facilities under “completed expansions” represent those facilities where the expansions have been completed at March 31, 2021. We incurred a total of $478.7 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 5.2 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at March 31, 2021 or which will commence construction by December 31, 2021. We have a pipeline to add a total of 2.0 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $286.1 million.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $16.3 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at March 31, 2021, depreciation of buildings is expected to aggregate approximately $45.6 million in the year ending December 31, 2021. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2021.

Other non-same store facilities

The “other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2019, due primarily to casualty events such as hurricanes, floods, and fires.

The other non-same store facilities have an aggregate of 1.9 million net rentable square feet, including 0.5 million in Texas, 0.2 million in each of California, Georgia, Ohio and Tennessee and 0.6 million in other states.

The net operating income for these facilities was $3.2 million and $3.0 million in the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the average occupancy for these facilities totaled 87.4%, and 77.4%, respectively, and the realized rent per occupied square feet totaled $12.56 and $12.89, respectively.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $7.4 million and $5.1 million for the three months ended March 31, 2021 and 2020. We expect that depreciation for the remainder of 2021 will approximate the level experienced in the three months ended March 31, 2021.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2021	2020	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$39,681	$34,696	$4,985
Merchandise	7,036	7,185	(149)
Third party property management	4,198	2,962	1,236
Total revenues	50,915	44,843	6,072

Cost of Operations:
Tenant reinsurance	7,824	6,782	1,042
Merchandise	3,966	4,163	(197)
Third party property management	4,528	2,627	1,901
Total cost of operations	16,318	13,572	2,746

Net operating income
Tenant reinsurance	31,857	27,914	3,943
Merchandise	3,070	3,022	48
Third party property management	(330)	335	(665)

Total net operating income	$34,597	$31,271	$3,326

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

Tenant reinsurance revenue increased $5.0 million or 14.4 % in the three months ended March 31, 2021 over the same period in 2020. The increase is due to higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities totaled $33.1 million and $30.5 million in the three months ended March 31, 2021 and 2020, respectively.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $7.8 million and $6.8 million in the three months ended March 31, 2021 and 2020, respectively.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2021.

Third party property management: At March 31, 2021, we manage 99 facilities for third parties, and were under contract to manage 25 additional facilities including 24 facilities that are currently under construction. While we expect this business to increase in scope and size, we don’t expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of lease-up for newly managed properties.

Equity in earnings of unconsolidated real estate entities

For all periods presented, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2021	2020	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$14,476	$21,737	$(7,261)
Shurgard	4,980	2,231	2,749
Total equity in earnings	$19,456	$23,968	$(4,512)

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

At March 31, 2021, PSB wholly-owned approximately 27.8 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Included in our equity earnings from PSB for the three months ended March 31, 2020 is our equity share of gains on sale of real estate totaling $8.1 million (none for the same period in 2021).

Equity in earnings from PSB, excluding the aforementioned real estate gains, increased $0.9 million in the three months ended March 31, 2021, as compared to the same period in 2020 due primarily to increased net operating income from PSB’s non-same park properties. See Note 4 to our March 31, 2021 financial statements for further discussion regarding PSB. PSB’s filings and selected financial information, including discussion of the factors that affect its earnings, including impacts from the COVID Pandemic, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.

At March 31, 2021, Shurgard owned 243 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our March 31, 2021 financial statements.

In the three months ended March 31, 2020, Shurgard acquired two facilities for an aggregate cost of $24.5 million (none for the same period in 2021). In the three months ended March 31, 2021, Shurgard opened two newly developed facilities at an aggregate cost totaling $28.0 million (none in the same period in 2020).

The $2.7 million increase in our equity earnings from Shurgard from the three months March 31, 2021 to 2020 is due to the impact of (i) improved same store, non-same store and ancillary operating income , (ii) a $2.7 million decrease in our equity share of costs due to a casualty loss recorded in the three months ended March 31, 2020, and (iii) a 9.2% increase in average exchange rates of the U.S. Dollar to the Euro, offset partially by (iv) increases in depreciation and interest expense.

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

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.173 U.S. Dollars per Euro at March 31, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.205 and 1.103 for the three months ended March 31, 2021 and 2020, respectively.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2021	2020	Change
	(Amounts in thousands)

Share-based compensation expense	$7,642	$2,880	$4,762
Costs of senior executives	886	1,640	(754)
Development and acquisition costs	1,599	2,444	(845)
Tax compliance costs and taxes paid	1,698	1,713	(15)
Legal costs	1,820	2,432	(612)
Public company costs	1,640	1,386	254
Other costs	4,289	5,373	(1,084)
Total	$19,574	$17,868	$1,706

Share-based compensation expense includes the amortization of restricted share units and stock options granted to certain corporate employees and trustees, as well as related employer taxes. We corrected our prior period financial statement presentation of share-based compensation expense between general and administrative expense and self-storage cost of operations. As a result, we revised our statement of income for the three months ended March 31, 2020 with an increase in self-storage cost of operations of $3.2 million and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on the balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three months ended March 31, 2020.

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

In July 2020, our share-based compensation plans were modified to allow immediate vesting upon retirement (“Retirement Acceleration”), and to extend the exercisability of outstanding stock options up to a year after retirement, for currently outstanding and future grants. Employees are eligible for Retirement Acceleration if they meet certain conditions including length of service, age, notice of intent to retire, and facilitation of succession for their role. This modification resulted in incremental share-based compensation expense of $3.8 million in the three months ended March 31, 2021.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.2 million, and $3.1 million for the three months ended March 31, 2021 and 2020, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. Development and acquisition costs are expected to increase in the remainder of 2021, as compared to the same period in 2020.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in the three months ended March 31, 2020, in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT. The level of these costs depends upon corporate activities and initiatives.

Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, our property management operation, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Excluding amounts attributable to our commercial operations totaling $2.0 million and $2.2 million in the three months ended March 31, 2021 and 2020, respectively, interest and other income decreased $3.1 million in the three months ended March 31, 2021 as compared to the same period in 2020. The decrease includes $2.9 million of interest earned on cash balances. The level of other interest and income items in the remainder of 2021 will be dependent upon the level of cash balances we retain, interest rates, and the level of sundry other income items.

Interest expense: For the three months ended March 31, 2021 and 2020, we incurred $16.2 million and $14.6 million, respectively, of interest on our outstanding debt. In determining interest expense, these amounts were offset by capitalized interest of $0.9 million during each of the three month periods ended March 31, 2021 and 2020, associated with our development activities. The increase in the three months ended March 31, 2021, as compared to the same period in 2020, is due to our issuance on January 19, 2021 of $500 million of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. At March 31, 2021, we had $3.0 billion of debt outstanding, with an average interest rate of approximately 2.2%.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain: For the three months ended March 31, 2021 and 2020, we recorded foreign currency gains of $45.4 million and $8.9 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.173 U.S. Dollars per Euro at March 31, 2021, 1.226 at December 31, 2020, 1.100 at March 31, 2020 and 1.122 at December 31, 2019. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales: In the three months ended March 31, 2021, we recorded a gain of $9.4 million in connection with the complete sale of a real estate facility pursuant to an eminent domain proceeding in Saint Louis, Missouri. In the three months ended March 31, 2020, we recorded gains totaling $1.1 million in connection the partial sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $52.0 million in the three months ended March 31, 2020 to $46.1 million in the same period in 2021. This decrease is due primarily to lower average coupon rates due to redemptions of preferred shares with the proceeds from the issuance of new series with lower market coupon rates and lower average preferred shares outstanding. Based upon our preferred shares outstanding at March 31, 2021, our quarterly distribution to our preferred shareholders is expected to be approximately $45.2 million.

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

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of March 31, 2021 and April 28, 2021, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $24.3 million of outstanding letters of credit which limits our borrowing capacity to $475.7 million. Our line of credit matures on April 19, 2024.

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

We expect capital resources over the next year of approximately $2.9 billion, which exceeds our currently identified capital needs of approximately $2.6 billion. Our expected capital resources include: (i) $159.6 million of cash as of March 31, 2021, (ii) $475.7 million of available borrowing capacity on our revolving line of credit, (iii) $2.0 billion in proceeds from the public issuance of senior notes issued in April 2021 and (iv) approximately $300 million of expected retained operating cash flow over 2021. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures.

Our currently identified capital needs consist primarily of (i) $2.3 billion in property acquisitions currently under contract and (ii) $309.0 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term.

To the extent our retained operating cash flow, cash on hand, and line of credit are insufficient to fund our activities, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of March 31, 2021, the principal outstanding on our debt totaled approximately $3.0 billion, consisting of $24.7 million of secured debt, $1.0 billion of Euro-denominated unsecured debt and $2.0 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2021	$1,321
2022	502,574
2023	19,219
2024	117,401
2025	283,958
Thereafter	2,087,715
$3,012,188

On April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of SOFR + 0.47%, 1.85% and 2.30%, respectively, and maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively.

Our debt is well-laddered and we have no material debt maturity until September 2022.

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

Capital expenditures totaled $35.8 million in the first three months of 2021, and are expected to approximate $250.0 million to $300.0 million for the year ending December 31, 2021. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. In addition, we have made investments in LED lighting and the installation of solar panels.

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

On April 21, 2021, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of June 2021. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2021 to be approximately $180.7 million per year.

We estimate we will pay approximately $5.1 million per year in distributions to noncontrolling interests outstanding at March 31, 2021.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to March 31, 2021, we acquired or were under contract to acquire 87 self-storage facilities for a total purchase price of $2.3 billion. Eleven of these properties are under construction and expected to close as they are completed in the remainder of 2021.

We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.

As of March 31, 2021, we had development and expansion projects at a total cost of approximately $510.3 million. Costs incurred through March 31, 2021 were $201.3 million, with the remaining cost to complete of $309.0 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of April 28, 2021, we have no series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice. See Note 8 to our March 31, 2021 financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2021, we did not repurchase any of our common shares. From the inception of the repurchase program through April 28, 2021, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations as March 31, 2021 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2021	2022	2023	2024	2025	Thereafter

Interest and principal payments
on debt (1)	$3,379,057	$48,430	$561,848	$69,580	$165,781	$329,533	$2,203,885

Leases and other commitments (2)	76,573	3,160	3,901	3,614	3,639	3,740	58,519

Construction commitments (3)	110,993	90,154	20,839	-	-	-	-

Total	$3,566,623	$141,744	$586,588	$73,194	$169,420	$333,273	$2,262,404

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at March 31, 2021. See Note 6 to our March 31, 2021 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various leases and other commitments.

(3)Represents future expected payments for construction under contract at March 31, 2021.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2021 to be approximately $180.7 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2021, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $3.0 billion and represents 34.9% of the book value of our equity at March 31, 2021.

We have foreign currency exposure at March 31, 2021 related to (i) our investment in Shurgard, with a book value of $339.8 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on March 31, 2021, and (ii) €842.0 million ($1.0 billion) of Euro-denominated unsecured notes payable.

The fair value of our fixed rate debt at March 31, 2021 is approximately $3.1 billion. The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average effective rate of 2.2% at March 31, 2021. See Note 6 to our March 31, 2021 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2021	2022	2023	2024	2025	Thereafter	Total

Fixed rate debt	$1,321	$502,574	$19,219	$117,401	$283,958	$2,087,715	$3,012,188

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2020, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2020.

In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through April 28, 2021, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2021. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed pursuant to our option to redeem such shares, 12,000,000 of our 5.400% Series B preferred shares in January 2021, at $25.00 per share.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1	Restated Declaration of Trust of Public Storage. Filed herewith.

3.2	Amended and Restated Bylaws of Bylaws of Public Storage. Filed herewith.

10.1	Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2021 Proxy Statement dated March 16, 2021 and incorporated by reference herein.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document. Filed herewith.

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: April 28, 2021 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)