Form 10-Q
period 2021-06-30
Public Storage
filed 2021-08-03
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-33519

Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080.

Former name, former address and former fiscal, if changed since last report: N/A

Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series P, $0.01 par value	PSAPrP	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange

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

[ ] Yes [X] No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 30, 2021:

Common Shares of beneficial interest, $0.10 par value per share – 175,228,245 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2021 and December 31, 2020	1

	Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020	3

	Statements of Equity for the Three and Six Months Ended June 30, 2021 and 2020	4-7

	Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	8-9

	Condensed Notes to Financial Statements	10-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6.	Exhibits	64

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)

Cash and equivalents	$480,810	$257,560
Real estate facilities, at cost:
Land	4,796,684	4,375,588
Buildings	15,181,248	12,997,039
	19,977,932	17,372,627
Accumulated depreciation	(7,435,657)	(7,152,135)
	12,542,275	10,220,492
Construction in process	249,713	188,079
	12,791,988	10,408,571

Investments in unconsolidated real estate entities	767,914	773,046
Goodwill and other intangible assets, net	265,486	204,654
Other assets	184,167	172,715
Total assets	$14,490,365	$11,816,546

LIABILITIES AND EQUITY

Notes payable	$4,995,620	$2,544,992
Preferred shares called for redemption (Note 8)	325,000	300,000
Accrued and other liabilities	406,642	394,655
Total liabilities	5,727,262	3,239,647

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
154,850 shares issued (in series) and outstanding,
(151,700 at December 31, 2020) at liquidation preference	3,871,250	3,792,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
174,864,437 shares issued and outstanding (174,581,742 shares at
December 31, 2020)	17,486	17,458
Paid-in capital	5,764,672	5,707,101
Accumulated deficit	(863,742)	(914,791)
Accumulated other comprehensive loss	(46,082)	(43,401)
Total Public Storage shareholders’ equity	8,743,584	8,558,867
Noncontrolling interests	19,519	18,032
Total equity	8,763,103	8,576,899
Total liabilities and equity	$14,490,365	$11,816,546

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Self-storage facilities	$776,993	$664,542	$1,493,340	$1,338,743
Ancillary operations	52,322	48,401	103,237	93,244
	829,315	712,943	1,596,577	1,431,987

Expenses:
Self-storage cost of operations	202,595	216,954	414,700	428,050
Ancillary cost of operations	15,991	15,335	32,309	28,907
Depreciation and amortization	172,728	137,618	319,587	273,518
General and administrative	27,740	17,104	47,314	34,972
Interest expense	21,994	14,145	37,244	27,766
	441,048	401,156	851,154	793,213

Other increases (decreases) to net income:
Interest and other income	3,113	5,665	5,965	11,784
Equity in earnings of unconsolidated real estate entities	29,066	17,655	48,522	41,623
Foreign currency exchange (loss) gain	(12,707)	(19,295)	32,678	(10,350)
Gain on sale of real estate	3,991	-	13,404	1,117
Net income	411,730	315,812	845,992	682,948
Allocation to noncontrolling interests	(1,304)	(889)	(2,530)	(1,869)
Net income allocable to Public Storage shareholders	410,426	314,923	843,462	681,079
Allocation of net income to:
Preferred shareholders	(46,183)	(52,952)	(92,263)	(104,957)
Preferred shareholders - redemptions (Note 8)	(16,989)	(15,069)	(16,989)	(15,069)
Restricted share units	(1,005)	(783)	(2,151)	(1,800)
Net income allocable to common shareholders	$346,249	$246,119	$732,059	$559,253
Net income per common share:
Basic	$1.98	$1.41	$4.19	$3.21
Diluted	$1.97	$1.41	$4.18	$3.20

Basic weighted average common shares outstanding	174,824	174,493	174,718	174,470
Diluted weighted average common shares outstanding	175,547	174,575	175,194	174,596

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$411,730	$315,812	$845,992	$682,948
Foreign currency exchange gain (loss) on
investment in Shurgard	3,259	4,869	(2,681)	(8,246)
Total comprehensive income	414,989	320,681	843,311	674,702
Allocation to noncontrolling interests	(1,304)	(889)	(2,530)	(1,869)
Comprehensive income allocable to
Public Storage shareholders	$413,685	$319,792	$840,781	$672,833

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended June 30, 2021

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at March 31, 2021	$3,792,500	$17,465	$5,715,254	$(877,931)	$(49,341)	$8,597,947	$19,368	$8,617,315
Issuance of 24,150 preferred shares (Note 8)	603,750	-	(17,412)	-	-	586,338	-	586,338
Redemption and shares called for redemption
of 21,000 preferred shares (Note 8)	(525,000)	-	-	-	-	(525,000)	-	(525,000)
Issuance of common shares in connection with
share-based compensation (213,433 shares)	-	21	42,874	-	-	42,895	-	42,895
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	23,956	-	-	23,956	-	23,956
Contributions by noncontrolling interests	-	-	-	-	-	-	385	385
Net income	-	-	-	411,730	-	411,730	-	411,730
Net income allocated to noncontrolling interests	-	-	-	(1,304)	-	(1,304)	1,304	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(46,183)	-	(46,183)	-	(46,183)
Noncontrolling interests	-	-	-	-	-	-	(1,538)	(1,538)
Common shareholders and restricted share
unitholders ($2.00 per share) (Note 8)	-	-	-	(350,054)	-	(350,054)	-	(350,054)
Other comprehensive income (Note 2)	-	-	-	-	3,259	3,259	-	3,259
Balances at June 30, 2021	$3,871,250	$17,486	$5,764,672	$(863,742)	$(46,082)	$8,743,584	$19,519	$8,763,103

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Three Months Ended June 30, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at March 31, 2020	$4,065,000	$17,448	$5,709,861	$(701,226)	$(78,005)	$9,013,078	$17,130	$9,030,208
Issuance of 22,600 preferred shares (Note 8)	565,000	-	(15,830)	-	-	549,170	-	549,170
Redemption of 19,800 preferred shares (Note 8)	(495,000)	-	-	-	-	(495,000)	-	(495,000)
Issuance of common shares in connection with
share-based compensation (23,896 shares)	-	2	1,921	-	-	1,923	-	1,923
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	6,546	-	-	6,546	-	6,546
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	867	867
Net income	-	-	-	315,812	-	315,812	-	315,812
Net income allocated to noncontrolling interests	-	-	-	(889)	-	(889)	889	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(52,952)	-	(52,952)	-	(52,952)
Noncontrolling interests	-	-	-	-	-	-	(1,378)	(1,378)
Common shareholders and restricted share
unitholders ($2.00 per share) (Note 8)	-	-	-	(349,834)	-	(349,834)	-	(349,834)
Other comprehensive income (Note 2)	-	-	-	-	4,869	4,869	-	4,869
Balances at June 30, 2020	$4,135,000	$17,450	$5,702,466	$(789,089)	$(73,136)	$8,992,691	$17,507	$9,010,198

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

Six Months Ended June 30, 2021

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity
Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899
Issuance of 24,150 preferred shares (Note 8)	603,750	-	(17,412)	-	-	586,338	-	586,338
Redemption and shares called for redemption
of 21,000 preferred shares (Note 8)	(525,000)	-	-	-	-	(525,000)	-	(525,000)
Issuance of common shares in connection with
share-based compensation (282,695 shares) (Note 10)	-	28	47,570	-	-	47,598	-	47,598
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	27,445	-	-	27,445	-	27,445
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,765	1,765
Net income	-	-	-	845,992	-	845,992	-	845,992
Net income allocated to noncontrolling interests	-	-	-	(2,530)	-	(2,530)	2,530	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(92,263)	-	(92,263)	-	(92,263)
Noncontrolling interests	-	-	-	-	-	-	(2,807)	(2,807)
Common shareholders and restricted share
unitholders ($4.00 per share) (Note 8)	-	-	-	(700,150)	-	(700,150)	-	(700,150)
Other comprehensive loss (Note 2)	-	-	-	-	(2,681)	(2,681)	-	(2,681)
Balances at June 30, 2021	$3,871,250	$17,486	$5,764,672	$(863,742)	$(46,082)	$8,743,584	$19,519	$8,763,103

See accompanying notes.

 PUBLIC STORAGE

STATEMENT OF EQUITY

Six Months Ended June 30, 2020

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of 22,600 preferred shares (Note 8)	565,000	-	(15,830)	-	-	549,170	-	549,170
Redemption of 19,800 preferred shares (Note 8)	(495,000)	-	-	-	-	(495,000)	-	(495,000)
Issuance of common shares in connection with
share-based compensation (80,303 shares)	-	8	3,678	-	-	3,686	-	3,686
Share-based compensation expense, net of cash
paid in lieu of common shares	-	-	3,716	-	-	3,716	-	3,716
Acquisition of noncontrolling interests	-	-	(32)	-	-	(32)	(1)	(33)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,433	1,433
Net income	-	-	-	682,948	-	682,948	-	682,948
Net income allocated to noncontrolling interests	-	-	-	(1,869)	-	(1,869)	1,869	-
Distributions to:
Preferred shareholders (Note 8)	-	-	-	(104,957)	-	(104,957)	-	(104,957)
Noncontrolling interests	-	-	-	-	-	-	(2,550)	(2,550)
Common shareholders and restricted share
unitholders ($4.00 per share) (Note 8)	-	-	-	(699,636)	-	(699,636)	-	(699,636)
Other comprehensive loss (Note 2)	-	-	-	-	(8,246)	(8,246)	-	(8,246)
Balances at June 30, 2020	$4,135,000	$17,450	$5,702,466	$(789,089)	$(73,136)	$8,992,691	$17,507	$9,010,198

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Six Months Ended June 30,
2021		2020
Cash flows from operating activities:
Net income	$845,992	$682,948
Adjustments to reconcile net income to net cash flows
from operating activities:
Gain on real estate investment sales	(13,404)	(1,117)
Depreciation and amortization	319,587	273,518
Equity in earnings of unconsolidated real estate entities	(48,522)	(41,623)
Distributions from cumulative equity in earnings of unconsolidated
real estate entities	43,747	37,032
Foreign currency exchange (gain) loss	(32,678)	10,350
Share-based compensation expense	32,672	12,801
Other	(16,939)	28,165
Total adjustments	284,463	319,126
Net cash flows from operating activities	1,130,455	1,002,074
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(90,644)	(99,883)
Development and expansion of real estate facilities	(135,180)	(88,682)
Acquisition of real estate facilities and intangible assets	(2,518,358)	(253,331)
Distributions in excess of cumulative equity in earnings
from unconsolidated real estate entities	8,765	10,803
Repayment of note receivable	-	4,860
Proceeds from sale of real estate investments	15,713	1,399
Net cash flows used in investing activities	(2,719,704)	(424,834)
Cash flows from financing activities:
Repayments on notes payable	(1,053)	(1,000)
Issuance of notes payable, net of issuance costs	2,482,529	545,151
Issuance of preferred shares	586,338	549,170
Issuance of common shares	47,598	3,686
Redemption of preferred shares	(500,000)	-
Cash paid upon vesting of restricted share units	(9,013)	(9,085)
Acquisition of noncontrolling interests	(33)	(33)
Contributions by noncontrolling interests	1,765	1,433
Distributions paid to preferred shareholders,
common shareholders and restricted share unitholders	(792,413)	(804,593)
Distributions paid to noncontrolling interests	(2,807)	(2,550)
Net cash flows provided by financing activities	1,812,911	282,179
Net cash flows from operating, investing, and financing activities	223,662	859,419
Net effect of foreign exchange impact on cash and equivalents, including
restricted cash	173	(28)
Increase in cash and equivalents, including restricted cash	$223,835	$859,391

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Six Months Ended June 30,
2021		2020

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$257,560	$409,743
Restricted cash included in other assets	25,040	23,811
	$282,600	$433,554

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$480,810	$1,268,475
Restricted cash included in other assets	25,625	24,470
	$506,435	$1,292,945

Supplemental schedule of non-cash investing and
financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(13,728)	$(12,363)
Construction or expansion of real estate facilities	(41,345)	(26,763)
Accrued and other liabilities	55,073	39,126

Preferred shares called for redemption and reclassified to liabilities	325,000	495,000
Preferred shares called for redemption and reclassified from equity	(325,000)	(495,000)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

At June 30, 2021, we have direct and indirect equity interests in 2,649 self-storage facilities (with approximately 183.5 million net rentable square feet) located in 39 states in the United States (“U.S.”) operating under the “Public Storage” name, and 0.9 million net rentable square feet of commercial and retail space.

We own 31.3 million common shares (an approximate 35% interest) of Shurgard Self Storage SA (“Shurgard”) a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 243 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name. We also own an approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 28 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.

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

Certain amounts previously reported in our June 30, 2020 financial statements have been reclassified to conform to the June 30, 2021 presentation, including revenues and cost operations from our third party management activities of $3.7 million and $3.6 million, respectively, for the three months ended June 30, 2020, and $6.6 million and $6.2 million, respectively, for the six months ended June 30, 2020, previously reported within interest and other income. This reclassification had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and six months ended June 30, 2020.

Additionally, we corrected our prior period financial statement presentation of share-based compensation expense and dividends paid on restricted share units (“RSUs”) between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the three and

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

six months ended June 30, 2020 with an increase in self-storage cost of operations of $3.1 million and $6.3 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and six months ended June 30, 2020.

Summary of Significant Accounting Policies

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. At June 30, 2021, we were the primary beneficiary of, and therefore fully consolidated, three limited liability companies that are considered VIEs, which owned 48 self-storage properties acquired on April 28, 2021 known as the ezStorage portfolio. The net book value of the assets owned by these VIEs was approximately $1.8 billion as of June 30, 2021, which was included in real estate facilities on our Balance Sheet. The title of these 48 properties is expected to be reverted to us in the remainder of 2021. We consolidate all other entities when we control them through voting shares or contractual rights. The entities we consolidate, for the period in which the reference applies, are referred to collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.

We account for our investments in entities that we do not consolidate but have significant influence over using the equity method of accounting. These entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities,” for which we eliminate intra-entity profits and losses and amortize any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.

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

Collectively, at June 30, 2021, the Company and the Subsidiaries own 2,649 self-storage facilities and four commercial facilities in the U.S. At June 30, 2021, the Unconsolidated Real Estate Entities are comprised of PSB and Shurgard.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2021, we had no tax benefits that were not recognized.

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

Other Assets

Other assets primarily consist of right-of-use assets, prepaid costs and expenses, restricted cash, reinsurance premium receivables and rent receivables from our tenants (net of an allowance for uncollectible amounts).

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of property tax accruals, trade and construction payables, rents prepaid by our tenants, lease liabilities, accrued tenant reinsurance losses and accrued payroll. We believe the fair value of our accrued and other liabilities approximates book value, due primarily to the short period until repayment. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

At June 30, 2021, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, and finite-lived assets.

Goodwill totaled $165.8 million at June 30, 2021 ($165.8 million at December 31, 2020). The “Shurgard” trade name, which is used by Shurgard pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2021 and December 31, 2020. Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Our finite-lived assets are comprised primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements acquired and amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At June 30, 2021, these intangibles had a net book value of $80.9 million ($20.1 million at December 31, 2020). Accumulated amortization totaled $38.7 million at June 30, 2021 ($27.3 million at December 31, 2020). A total of $19.6 million and $25.7 million in amortization expense was recorded in the three and six months ended June 30, 2021, respectively, and $4.3 million and $9.0 million in the same periods in 2020.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The estimated future amortization expense for our finite-lived intangible assets at June 30, 2021 is approximately $35.5 million in the remainder of 2021, $31.3 million in 2022 and $14.1 million thereafter. During the six months ended June 30, 2021, intangibles increased $86.5 million in connection with the acquisition of self-storage facilities (Note 3).

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

Revenue and Expense Recognition

Revenues from self-storage facilities, which are primarily composed of rental income earned pursuant to month-to-month leases, as well as associated late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period, which is generally one month. Ancillary revenues are recognized when earned.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.188 U.S. Dollars per Euro at June 30, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.205 and 1.101 for the three months ended June 30, 2021 and 2020, respectively, and average exchange rates of 1.205 and 1.102 for the six months ended June 30, 2021 and 2020, respectively.

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, which are comprised primarily of foreign currency translation gains and losses on our investment in Shurgard.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries and (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “preferred share redemption charge”), with the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	174,824	174,493	174,718	174,470
Net effect of dilutive stock options -
based on treasury stock method	723	82	476	126
Diluted weighted average common
shares outstanding	175,547	174,575	175,194	174,596

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2021 is as follows:

Six Months Ended
June 30, 2021
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$17,372,627
Capital expenditures to maintain real estate facilities	94,616
Acquisitions	2,431,821
Dispositions	(6,705)
Developed or expanded facilities opened for operation	85,573
Ending balance	19,977,932
Accumulated depreciation:
Beginning balance	(7,152,135)
Depreciation expense	(287,918)
Dispositions	4,396
Ending balance	(7,435,657)
Construction in process:
Beginning balance	188,079
Costs incurred to develop and expand real estate facilities	147,207
Developed or expanded facilities opened for operation	(85,573)
Ending balance	249,713
Total real estate facilities at June 30, 2021	$12,791,988

During the six months ended June 30, 2021, we acquired 99 self-storage facilities (8,148,000 net rentable square feet of storage space), for a total cost of $2.5 billion in cash. Approximately $86.5 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $85.6 million during the six months ended June 30, 2021, adding 0.5 million net rentable square feet of self-storage space. Construction in process at June 30, 2021 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

During the six months ended June 30, 2021, our accrual for unpaid construction costs increased $10.2 million (a $4.0 million decrease for the same period in 2020). During the six months ended June 30, 2021, our accrual for capital expenditures to maintain real estate facilities increased $3.5 million (a $4.3 million decrease for the same period in 2020).

During the six months ended June 30, 2021, we sold portions of real estate facilities in connection with an eminent domain proceeding for $15.7 million in cash proceeds and recorded a related gain on sale of real estate of approximately $13.4 million.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate
	Entities at
	June 30, 2021	December 31, 2020

PSB	$438,513	$431,963
Shurgard	329,401	341,083
Total	$767,914	$773,046

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

PSB	$20,908	$13,228	$35,384	$34,965
Shurgard	8,158	4,427	13,138	6,658
Total	$29,066	$17,655	$48,522	$41,623

Investment in PSB

Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

Based upon the closing price at June 30, 2021 ($148.08) per share of PSB common stock, the shares and units we owned had a market value of approximately $2.1 billion.

Our equity in earnings of PSB is comprised of our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below). Our equity share of PSB’s share-based compensation is recognized in paid-in capital.

During each of the six month periods ended June 30, 2021 and 2020, we received cash distributions from PSB totaling $30.4 million.

At June 30, 2021, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $3.0 million ($3.4 million at December 31, 2020). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.4 million during each of the six month periods ended June 30, 2021 and 2020.

PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Investment in Shurgard

Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.

Based upon the closing price at June 30, 2021 (€40.70 per share of Shurgard common stock, at 1.188 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.5 billion.

Our equity in earnings of Shurgard is comprised of our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). We eliminated $0.6 million and $0.5 million intra-entity profits and losses for the six month periods ended June 30, 2021 and 2020, respectively, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the “Shurgard” trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.

The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.” Shurgard paid €0.57 per share and €0.50 per share in dividends to its shareholders during the six months ended June 30, 2021 and 2020, respectively, of which our share totaled $21.5 million and $17.0 million, respectively.

At June 30, 2021, our pro-rata investment in Shurgard’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $78.8 million ($83.1 million at December 31, 2020).  This differential (the “Shurgard Basis Differential”) includes our cost basis adjustment in Shurgard’s real estate assets net of related deferred income taxes. The real estate assets basis differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities.  Such amortization totaled approximately $4.4 million and $6.3 million during the six month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, we translated the book value of our investment in Shurgard from Euro to U.S. Dollar and recorded $2.7 million and $8.2 million other comprehensive loss, respectively.

Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

5.Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit, which matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.7% at June 30, 2021). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.07% per annum at June 30, 2021). At June 30, 2021 and August 3, 2021, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $25.1 million at June 30, 2021 ($24.3 million at December 31, 2020). The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2021.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

6.Notes Payable

Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2021 and December 31, 2020 are set forth in the tables below:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

			Amounts at June 30, 2021
	Coupon	Effective		Unamortized	Book	Fair
	Rate	Rate	Principal	Costs	Value	Value
			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(627)	$499,373	$512,105
Notes due April 23, 2024	SOFR+0.47%	0.596%	700,000	(1,980)	698,020	702,637
Notes due February 15, 2026	0.875%	1.030%	500,000	(3,431)	496,569	495,387
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,284)	496,716	545,829
Notes due May 1, 2028	1.850%	1.962%	650,000	(4,615)	645,385	654,584
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,412)	497,588	556,510
Notes due May 1, 2031	2.300%	2.419%	650,000	(6,725)	643,275	660,910
			4,000,000	(23,075)	3,976,925	4,127,962

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	118,786	-	118,786	124,570
Notes due November 3, 2025	2.175%	2.175%	287,478	-	287,478	313,314
Notes due January 24, 2032	0.875%	0.978%	593,928	(5,663)	588,265	594,820
			1,000,192	(5,663)	994,529	1,032,704

Mortgage Debt, secured by 27
real estate facilities with a net
book value of $100.6 million	3.925%	3.919%	24,166	-	24,166	25,499

			$5,024,358	$(28,738)	$4,995,620	$5,186,165

	Amounts at
	December 31, 2020
	Book	Fair
	Value	Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$499,109	$517,419
Notes due September 15, 2027	496,452	560,833
Notes due May 1, 2029	497,433	574,833
	1,492,994	1,653,085

Euro Denominated Unsecured Debt
Notes due April 12, 2024	122,646	129,192
Notes due November 3, 2025	296,821	323,552
Notes due January 24, 2032	607,301	634,389
	1,026,768	1,087,133

Mortgage Debt	25,230	26,958

	$2,544,992	$2,767,176

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

U.S. Dollar Denominated Unsecured Notes

On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. Interest on the senior notes is payable semi-annually, commencing on August 15, 2021. In connection with the offering, we incurred a total of $3.8 million in costs.

On April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of the compounded Secured Overnight Financing Rate (“SOFR”) + 0.47% (reset quarterly and at 0.495% as of June 30, 2021), 1.85% and 2.30%, respectively, and maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively. Interest on the 2024 notes is payable quarterly, commencing on July 23, 2021. Interest on the 2028 notes and 2031 notes is payable semi-annually, commencing on November 1, 2021. In connection with the offering, we incurred a total of $13.7 million in costs.

The U.S. Dollar Denominated Unsecured Notes have various financial covenants, all of which we were in compliance with at June 30, 2021. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 13% at June 30, 2021) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 36x for the twelve months ended June 30, 2021) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

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

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange (loss) gain” on our income statement (losses of $12.7 million and gains of $32.7 million for the three and six months ended June 30, 2021, respectively, as compared to losses of $19.3 million and $10.4 million for the three and six months ended June 30, 2020, respectively).

Mortgage Notes

Our non-recourse mortgage debt was assumed in connection with property acquisitions, and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

At June 30, 2021, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

At June 30, 2021, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured	Mortgage
	Debt	Debt	Total

Remainder of 2021	$-	$789	$789
2022	500,000	2,574	502,574
2023	-	19,219	19,219
2024	818,786	124	818,910
2025	287,478	131	287,609
Thereafter	3,393,928	1,329	3,395,257
	$5,000,192	$24,166	$5,024,358
Weighted average effective rate	1.9%	3.9%	2.0%

Cash paid for interest totaled $32.3 million and $26.4 million for the six months ended June 30, 2021 and 2020, respectively. Interest capitalized as real estate totaled $1.7 million for each of the six month periods ended June 30, 2021 and 2020.

7.Noncontrolling Interests

At June 30, 2021, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 23 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At June 30, 2021, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.

During the six months ended June 30, 2021 and 2020, we allocated a total of $2.5 million and $1.9 million, respectively, of income to these interests; and we paid $2.8 million and $2.6 million, respectively, in distributions to these interests.

During the six months ended June 30, 2021 and 2020, Noncontrolling Interests contributed $1.8 million and $1.4 million, respectively, to our subsidiaries.

8.Shareholders’ Equity

Preferred Shares

At June 30, 2021 and December 31, 2020, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

			At June 30, 2021		At December 31, 2020
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series C	5/17/2021	5.125%	-	$-	8,000	$200,000
Series D	7/20/2021	4.950%	-	-	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	-	-
Total Preferred Shares			154,850	$3,871,250	151,700	$3,792,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At June 30, 2021, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

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

In December 2020, we called for redemption of, and on January 20, 2021, we redeemed our 5.400% Series B Preferred Shares, at par. The liquidation value (at par) of $300.0 million was reclassified as a liability at December 31, 2020, and is not included in the table above. We recorded a $9.9 million allocation of income from our common shareholders to the holders of our Preferred Shares in the year ended December 31, 2020 in connection with this redemption.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

On June 16, 2021, we issued 24.2 million depositary shares, each representing 0.001 of a share of our 4.000% Series P Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $603.8 million in gross proceeds, and we incurred $17.4 million in issuance costs.

On June 30, 2021, we redeemed our 5.125% Series C Preferred Shares, at par. We recorded a $6.4 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2021 in connection with this redemption.

In June 2021, we called for redemption of, and on July 20, 2021, we redeemed our 4.950% Series D Preferred Shares, at par. The liquidation value (at par) of $325.0 million was reclassified as a liability at June 30, 2021, and is not included in the table above. We recorded a $10.6 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2021 in connection with this redemption.

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

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $350.1 million ($2.00 per share) and $349.8 million ($2.00 per share) for the three months ended June 30, 2021 and 2020, respectively, and $700.2 million ($4.00 per share) and $699.6 million ($4.00 per share) for the six months ended June 30, 2021 and 2020, respectively. Preferred share dividends totaled $46.2 million and $53.0 million for the three months ended June 30, 2021 and 2020, respectively, and $92.3 million and $105.0 million for the six months ended June 30, 2021 and 2020, respectively.

9.Related Party Transactions

At June 30, 2021, Tamara Hughes Gustavson, a current member of the Board and her adult children owned and controlled 65 self-storage facilities in Canada. Ms. Gustavson’s direct ownership in these properties is less than 1.0%. These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $992,000 and $719,000 for the six months ended June 30, 2021 and 2020, respectively.

10.Share-Based Compensation

Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as RSUs, to trustees, officers, and key employees.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, and (iii) the recipient is affected by changes in the market price of our stock.

We amortize the grant-date fair value of awards, as compensation expense over the service period, which begins on the grant date and ends on the expected vesting date. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

Share-based compensation expense associated with stock options and RSUs, including employer taxes incurred upon vesting, was recorded in the various expense categories in the Statement of Income as set forth in the following table. In addition, $1.1 million and $2.2 million share-based compensation cost was capitalized as real estate facilities for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)

Self-storage cost of operations	$5,328	$3,725	$12,529	$7,452
Ancillary cost of operations	549	-	1,049	-
General and administrative	12,471	3,446	20,368	6,488
Total	$18,348	$7,171	$33,946	$13,940

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

This modification results in accelerating amortization of compensation expense for each grant by changing the end of the service period from the original vesting date to the date an employee is expected to be eligible for Retirement Acceleration, if earlier. As a result, the Company recorded $11.0 million in accelerated compensation expense during the six months ended June 30, 2021. No such compensation expense was recorded during the six months ended June 30, 2020.

During the three months ended March 31, 2021, the Company depleted the available shares under the 2016 Equity and Performance-Based Incentive Compensation Plan resulting in $4.8 million of award expense classified as a liability as of March 31, 2021.  On April 26, 2021, the Company’s Shareholders approved the 2021 Equity and Performance-Based Incentive Compensation Plan, which authorizes an additional three million shares available for future issuance.  Consequently, awards previously classified as a liability were revalued as of April 26, 2021, resulting in an additional stock based compensation expense of $3.6 million, and reclassified to equity.

In amortizing share-based compensation expense, we do not estimate future forfeitures. Instead, we reverse previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Stock Options

Stock options vest over 3 to 5 years, expire 10 years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our performance-based and non-performance based stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and six months ended June 30, 2021, we recorded share-based compensation expense for outstanding stock options of $10.6 million and $15.0 million, respectively, as compared to $1.5 million and $2.4 million for the same periods in 2020. The amount for the three and six months ended June 30, 2021 includes $3.7 million and $4.5 million, respectively, in connection with the Retirement Acceleration as discussed above.

During the six months ended June 30, 2021, 565,000 stock options were awarded, 234,467 options were exercised and 10,000 options were forfeited. A total of 3,281,700 stock options were outstanding at June 30, 2021, (2,961,167 at December 31, 2020) and have an average exercise price of $215.09.

During the six months ended June 30, 2021, we incurred share-based compensation expense of $0.7 million in connection with the initial 15,000 stock option awards issued to each of the five members that joined our Board in January 2021.

During the six months ended June 30, 2021, 245,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2021, 2022, and 2023. These awards contain a relative Total Shareholder Return modifier that will adjust the payout based on relative performance as compared to the market. As of June 30, 2021, these targets are expected to be met at 100% achievement. These options resulted in $3.4 million in related compensation expense during the six months ended June 30, 2021.

During the six months ended June 30, 2020, 770,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022. As of June 30, 2021, these targets are expected to be met at 125% achievement, an increase from 100% as of December 31, 2020, resulting in $8.8 million in related compensation expense during the six months ended June 30, 2021.

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

During the six months ended June 30, 2021, 84,500 RSUs were granted, 22,348 RSUs were forfeited and 70,929 RSUs vested. This vesting resulted in the issuance of 48,228 common shares. In addition, tax deposits totaling $9.0 million ($9.1 million for the same period in 2020) were made on behalf of employees in exchange for 22,701 common shares withheld upon vesting. A total of 544,011 RSUs were outstanding at June 30, 2021

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

(552,788 at December 31, 2020). During the six months ended June 30, 2021, 37,000 RSUs were awarded where vesting is dependent upon meeting certain performance targets for 2021. As of June 30, 2021, these targets are expected to be met at 125% achievement. These RSUs resulted in $2.7 million in related compensation expense during the six months ended June 30, 2021.

A total of $8.7 million and $21.1 million in RSU cost was recorded for the three and six months ended June 30, 2021, respectively, which includes approximately $0.1 million and $1.3 million, respectively, in employer taxes incurred upon vesting, as compared to $5.7 million and $11.5 million for the same periods in 2020, which includes approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting. The amount for the three and six months ended June 30, 2021 includes $3.5 million and $6.5 million, respectively, in connection with the Retirement Acceleration as discussed above.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Presentation of Segment Information

The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts in thousands)
Self-Storage Segment
Revenue	$776,993	$664,542	$1,493,340	$1,338,743
Cost of operations	(202,595)	(216,954)	(414,700)	(428,050)
Net operating income	574,398	447,588	1,078,640	910,693
Depreciation and amortization	(172,728)	(137,618)	(319,587)	(273,518)
Net income	401,670	309,970	759,053	637,175

Ancillary Segment
Revenue	52,322	48,401	103,237	93,244
Cost of operations	(15,991)	(15,335)	(32,309)	(28,907)
Net operating income	36,331	33,066	70,928	64,337

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	20,908	13,228	35,384	34,965

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	8,158	4,427	13,138	6,658

Total net income allocated to segments	467,067	360,691	878,503	743,135

Other items not allocated to segments:
General and administrative	(27,740)	(17,104)	(47,314)	(34,972)
Interest and other income	3,113	5,665	5,965	11,784
Interest expense	(21,994)	(14,145)	(37,244)	(27,766)
Foreign currency exchange (loss) gain	(12,707)	(19,295)	32,678	(10,350)
Gain on sale of real estate	3,991	-	13,404	1,117
Net income	$411,730	$315,812	$845,992	$682,948

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At June 30, 2021, there were approximately 1,092,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $4.6 billion.

Commitments

We have construction commitments representing future expected payments for construction under contract totaling $151.8 million at June 30, 2021. We expect to pay approximately $81.0 million in the remainder of 2021, $70.2 million in 2022 and $0.6 million in 2023 for these construction commitments.

We have future contractual payments on land, equipment and office space under various lease commitments totaling $66.5 million at June 30, 2021. We expect to pay approximately $1.4 million in the remainder of 2021, $3.1 million in 2022, $2.9 million in each of 2023, 2024 and 2025 and $53.3 million thereafter for these commitments.

13.Subsequent Events

Subsequent to June 30, 2021, we acquired or were under contract to acquire 36 self-storage facilities across 15 states with 3.0 million net rentable square feet, for $466.6 million.

On July 20, 2021, we redeemed our 4.950% Series D Preferred Shares, at par, for a total of $325 million in cash before payment of accrued dividends.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2021 outlook and all underlying assumptions, our expected acquisition, disposition, development and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words “outlook,” “guidance,” “expects,”  “believes,”  “anticipates,” “should,”  “estimates,” and similar expressions.

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

•the risk that more jurisdictions will reinstitute COVID Pandemic restrictions, which were previously eased, in response to increases in infections, including as a result of variants such as the Delta variant, or if additional pandemics occur;

•the risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and increases in unemployment resulting from changes in macro environment, which could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates;

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

•risks related to increased reliance on Google and Sparefoot as customer acquisition channels;

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

•security breaches, including ransomware, or a failure of our networks, systems or technology could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments;

•risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;

•difficulties in raising capital at a reasonable cost;

•delays and cost overruns on our projects to develop new facilities or expand our existing facilities;

•difficulties in our ability to hire and retain skilled management and staff;

•ineffective succession planning for our CEO, executive management and our other key employees;

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

Overview

Our self-storage operations generate most of our net income and our earnings growth is most impacted by the level of organic growth within our Same Store Facilities. Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facility portfolio.

During the three and six months ended June 30, 2021, revenues generated by our Same Store Facilities increased 10.8% and 7.1%, respectively, while Same Store cost of operations decreased. Demand and operating trends have continued to improve leading to increases in our self-storage rental rates in all markets while maintaining high levels of occupancy. Our operating trends have benefited from our ability to reduce labor costs through technology improvements and reduced need for internet marketing. At June 30, 2021, contract rent per occupied foot was 8.8% higher and square foot occupancy was 2.0% higher for our Same Store Facilities (as defined below) as compared to June 30, 2020, suggesting continued revenue growth into 2021.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expand our existing self-storage facilities. Since the beginning of 2019 we acquired a total of 205 facilities with 16.4 million net rentable square feet for $3.7 billion, and within our non-same store portfolio have developed and expanded self-storage space for a total cost of $1.5 billion, adding 16.4 million net rentable square feet.

On April 28, 2021, as part of our portfolio growth, we acquired the ezStorage portfolio consisting of 48 properties (4.1 million net rentable square feet) for $1.8 billion. These properties are located in submarkets with strong demand drivers and other desirable characteristics across Washington DC, Virginia, and Maryland.

Our strong financial profile continues to enable an effective access to capital markets in order to support our growth and during the six months ended June 30, 2021, we raised an aggregate of $2.5 billion in two public debt offerings and $604 million in a public offering of our preferred shares.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on a multi-year program to rebrand our properties, in order to develop more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. The timing and scope of the program will evolve as the work is executed and we expect to spend approximately $133 million over 2021 on this effort.

Results of Operations

Operating results for the Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, net income allocable to our common shareholders was $346.2 million or $1.97 per diluted common share, compared to $246.1 million or $1.41 per diluted common share in 2020 representing an increase of $100.1 million or $0.56 per diluted common share. The increase is due primarily to (i) a $126.8 million increase in self-storage net operating income (described below), (ii) a $11.4 million increase due to equity in earnings of unconsolidated real estate entities, partially offset by (iii) a $35.1 million increase in depreciation and amortization expense and (iv) a $10.6 million increase in general and administrative expense due primarily to increased share-based compensation expense.

The $126.8 million increase in self-storage net operating income is a result of a $91.6 million increase in our Same Store Facilities (as defined below), and a $35.2 million increase in our Non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 10.8% or $66.4 million in the three months ended June 30, 2021 as compared to 2020, due primarily to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 13.1% or $25.2 million in the three months ended June 30, 2021 as compared to 2020, due primarily to a 33.7% ($13.1 million) decrease in on-site property manager payroll resulting from a temporary $3.00 hourly incentive increase and enhancement of paid time off benefits to all of our property managers between April 1, 2020 and June 30, 2020 during the COVID Pandemic, a 61.2% ($10.8 million) decrease in marketing expenses, and a change in property tax timing contributing to a 7.3% ($5.3 million) decrease in property tax expense. The increase in net operating income of $35.2 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2021 and the fill-up of recently developed and expanded facilities.

Operating Results for the Six Months Ended June 30, 2021 and 2020

For the six months ended June 30, 2021, net income allocable to our common shareholders was $732.1 million or $4.18 per diluted common share, compared to $559.3 million or $3.20 per diluted common share in 2020 representing an increase of $172.8 million or $0.98 per diluted common share. The increase is due primarily to (i) a $167.9 million increase in self-storage net operating income (described below), (ii) a $43.0 million increase due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, partially offset by (iii) a $46.1 million increase in depreciation and amortization expense and (iv) a $12.3 million increase in general and administrative expense due primarily to increased share-based compensation expense.

The $167.9 million increase in self-storage net operating income is a result of a $120.9 million increase in our Same Store Facilities (as defined below), and a $47.0 million increase in our Non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 7.1% or $87.5 million in the six months ended June 30, 2021 as compared to 2020, due primarily to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 8.7% or $33.3 million in the six months ended June 30, 2021 as compared to 2020, due primarily to a 24.3% ($17.4 million) decrease in on-site property manager payroll resulting from a temporary $3.00 hourly incentive increase and enhancement of paid time off benefits to all of our property managers between April 1, 2020 and June 30, 2020 during the COVID Pandemic, a change in property tax timing contributing to our 7.9% ($11.5 million) decrease in property tax expense, and a 34.0% ($11.0 million) decrease in marketing expenses. The increase in net operating income of $47.0 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2021 and the fill-up of recently developed and expanded facilities.

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

For the three months ended June 30, 2021, FFO was $2.99 per diluted common share, as compared to $2.28 per diluted common share for the same period in 2020, representing an increase of 31.1%, or $0.71 per diluted common share.

For the six months ended June 30, 2021, FFO was $6.07 per diluted common share, as compared to $4.90 per diluted common share for the same period in 2020, representing an increase of 23.9%, or $1.17 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.97	$1.41	$4.18	$3.20
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.07	0.87	2.00	1.75
Gains on sale of real estate investments,
including our equity share from
investments	(0.05)	-	(0.11)	(0.05)
FFO per share	$2.99	$2.28	$6.07	$4.90

Computation of FFO per Share:

Net income allocable to common shareholders	$346,249	$246,119	$732,059	$559,253
Eliminate items excluded from FFO:
Depreciation and amortization	171,738	136,821	317,607	271,958
Depreciation from unconsolidated
real estate investments	17,343	16,872	35,276	35,115
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(1,124)	(938)	(2,095)	(1,899)
Gains on sale of real estate investments,
including our equity share from
investments	(9,197)	-	(18,584)	(9,241)
FFO allocable to common shares	$525,009	$398,874	$1,064,263	$855,186
Diluted weighted average common shares	175,547	174,575	175,194	174,596
FFO per share	$2.99	$2.28	$6.07	$4.90

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other significant non-cash and/or nonrecurring income or expense items such as loss contingency accruals, casualties, transactional due diligence, and advisory costs. We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change

FFO per share	$2.99	$2.28	31.1%	$6.07	$4.90	23.9%
Eliminate the per share impact of items
excluded from Core FFO, including
our equity share from investments:
Foreign currency exchange loss (gain)	0.07	0.11		(0.19)	0.06
Preferred share redemption charge	0.10	0.09		0.10	0.09
Other items	(0.01)	(0.02)		(0.01)	(0.01)
Core FFO per share	$3.15	$2.46	28.0%	$5.97	$5.04	18.5%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our June 30, 2021 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,278 facilities that we have owned and operated on a stabilized basis since January 1, 2019 (the “Same Store Facilities”), (ii) 205 facilities we acquired after December 31, 2018 (the “Acquired facilities”), (iii) 138 facilities that have been newly developed or expanded, or that we expect to commence expansion by December 31, 2021 (the “Newly developed and expanded facilities”) and (iv) 28 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2019 (the “Other non-same store facilities”). See Note 11 to our June 30, 2021 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2021		2020	Change	2021	2020	Change
(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$680,838	$614,418	10.8%	$1,328,655	$1,241,109	7.1%
Acquired facilities	42,395	9,359	353.0%	62,564	17,102	265.8%
Newly developed and expanded facilities	48,019	35,617	34.8%	90,958	70,318	29.4%
Other non-same store facilities	5,741	5,148	11.5%	11,163	10,214	9.3%
	776,993	664,542	16.9%	1,493,340	1,338,743	11.5%
Cost of operations (a):
Same Store facilities	167,174	192,345	(13.1)%	348,186	381,534	(8.7)%
Acquired facilities	15,147	5,044	200.3%	25,854	8,750	195.5%
Newly developed and expanded facilities	18,263	17,109	6.7%	36,401	33,201	9.6%
Other non-same store facilities	2,011	2,456	(18.1)%	4,259	4,565	(6.7)%
	202,595	216,954	(6.6)%	414,700	428,050	(3.1)%
Net operating income (b):
Same Store facilities	513,664	422,073	21.7%	980,469	859,575	14.1%
Acquired facilities	27,248	4,315	531.5%	36,710	8,352	339.5%
Newly developed and expanded facilities	29,756	18,508	60.8%	54,557	37,117	47.0%
Other non-same store facilities	3,730	2,692	38.6%	6,904	5,649	22.2%
Total net operating income	574,398	447,588	28.3%	1,078,640	910,693	18.4%

Depreciation and amortization expense:
Same Store facilities	(110,405)	(111,631)	(1.1)%	(219,811)	(221,948)	(1.0)%
Acquired facilities	(42,616)	(7,751)	449.8%	(58,311)	(15,069)	287.0%
Newly developed and expanded facilities	(14,597)	(13,155)	11.0%	(31,219)	(26,323)	18.6%
Other non-same store facilities	(5,110)	(5,081)	0.6%	(10,246)	(10,178)	0.7%
Total depreciation and
amortization expense	(172,728)	(137,618)	25.5%	(319,587)	(273,518)	16.8%

Net income (loss):
Same Store facilities	403,259	310,442	29.9%	760,658	637,627	19.3%
Acquired facilities	(15,368)	(3,436)	347.3%	(21,601)	(6,717)	221.6%
Newly developed and expanded facilities	15,159	5,353	183.2%	23,338	10,794	116.2%
Other non-same store facilities	(1,380)	(2,389)	(42.2)%	(3,342)	(4,529)	(26.2)%
Total net income	$401,670	$309,970	29.6%	$759,053	$637,175	19.1%

Number of facilities at period end:
Same Store facilities				2,278	2,278	-
Acquired facilities				205	59	247.5%
Newly developed and expanded facilities				138	134	3.0%
Other non-same store facilities				28	29	(3.4)%
				2,649	2,500	6.0%
Net rentable square footage at period end:
Same Store facilities				148,909	148,909	-
Acquired facilities				16,377	4,321	279.0%
Newly developed and expanded facilities				16,358	15,346	6.6%
Other non-same store facilities				1,866	2,027	(7.9)%
				183,510	170,603	7.6%

(a)We revised our prior period financial statements to correct the presentation of share-based compensation expense and dividends paid on RSUs between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the three and six months ended June 30, 2020 with an increase in self-storage cost of operations of $3.1 million and $6.3 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and six months ended June 30, 2020.

(b)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 11 to our June 30, 2021 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 28.3% and 18.4% in the three and six months ended June 30, 2021, as compared to the same periods in 2020. The increase is due primarily to increased Same Store revenues driven by increase in the realized annual rental income per occupied square foot for the three and six months ended June 30, 2021, respectively, combined with higher average occupancy and decreased Same Store expenses, the acquisition and development of new facilities and the fill-up of unstabilized facilities.

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

The following table summarizes the historical operating results of these 2,278 facilities (148.9 million net rentable square feet) that represent approximately 81% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2021. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of our same store facilities relative to our self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,278 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$661,684	$596,110	11.0%	$1,289,495	$1,196,169	7.8%
Late charges and
administrative fees	19,154	18,308	4.6%	39,160	44,940	(12.9)%
Total revenues	680,838	614,418	10.8%	1,328,655	1,241,109	7.1%

Direct cost of operations (a):
Property taxes	67,194	72,458	(7.3)%	133,749	145,236	(7.9)%
On-site property manager
payroll	25,641	38,698	(33.7)%	54,370	71,804	(24.3)%
Repairs and maintenance	13,077	11,670	12.1%	26,108	24,383	7.1%
Utilities	9,334	9,567	(2.4)%	20,079	20,416	(1.7)%
Marketing	6,844	17,630	(61.2)%	21,415	32,438	(34.0)%
Other direct property costs	18,289	16,953	7.9%	36,630	33,842	8.2%
Total direct cost of operations	140,379	166,976	(15.9)%	292,351	328,119	(10.9)%
Direct net operating income (b)	540,459	447,442	20.8%	1,036,304	912,990	13.5%

Indirect cost of operations (a):
Supervisory payroll	(9,184)	(10,927)	(16.0)%	(19,018)	(21,838)	(12.9)%
Centralized management costs	(13,066)	(11,180)	16.9%	(26,083)	(24,992)	4.4%
Share-based compensation	(4,545)	(3,262)	39.3%	(10,734)	(6,585)	63.0%
Net operating income	513,664	422,073	21.7%	980,469	859,575	14.1%
Depreciation and
amortization expense	(110,405)	(111,631)	(1.1)%	(219,811)	(221,948)	(1.0)%
Net income	$403,259	$310,442	29.9%	$760,658	$637,627	19.3%

Gross margin (before indirect costs,
depreciation and amortization expense)	79.4%	72.8%	9.1%	78.0%	73.6%	6.0%

Gross margin (before depreciation
and amortization expense)	75.4%	68.7%	9.8%	73.8%	69.3%	6.5%

Weighted average for the period:
Square foot occupancy	97.0%	94.2%	3.0%	96.3%	93.6%	2.9%

Realized annual rental income per (c):
Occupied square foot	$18.32	$17.00	7.8%	$17.98	$17.16	4.8%
Available square foot	$17.77	$16.01	11.0%	$17.32	$16.07	7.8%

At June 30:
Square foot occupancy				96.5%	94.6%	2.0%
Annual contract rent per
occupied square foot (d)				$18.75	$17.24	8.8%

(a)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.

(b)Direct net operating income (“Direct NOI”), a subtotal within NOI, is a non-GAAP financial measure that excludes the impact of supervisory payroll, centralized management costs and share-based compensation in addition to depreciation and amortization expense. We utilize direct net operating income in evaluating property performance and in evaluating property operating trends as compared to our competitors.

(c)Realized annual rent per occupied square foot is computed by dividing rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period. Realized annual rent per available square foot (“REVPAF”) is computed by dividing rental income, before late charges and administrative fees, by the total available net rentable square feet for the period. These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue. Late charges are dependent upon the level of delinquency and administrative fees are dependent upon the level of move-ins. In addition, the rates charged for late charges and administrative fees can vary independently from rental rates. These measures take into consideration promotional discounts, which reduce rental income.

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

Analysis of Same Store Revenue

We believe a balanced occupancy and rate strategy maximizes our revenues over time. We regularly adjust the rental rates and promotional discounts offered (generally, “$1.00 rent for the first month”), as well as our marketing efforts to maximize revenue from new tenants to replace tenants that vacate.

We typically increase rental rates to our long-term tenants (generally, those that have been with us for at least a year) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs, by considering the customer’s in-place rent and prevailing market rents, among other factors.

Revenues generated by our Same Store Facilities increased 10.8% and 7.1% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase is due primarily to (i) a 7.8% and 4.8% increase in realized annual rent per occupied square foot for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, and (ii) a 3.0% and 2.9% increase in average occupancy for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The same store revenue growth for the six months ended June 30, 2021 was partially offset by a 12.9% decrease in late charges and administrative fees as compared to the same period in 2020.

Our growth in revenues, weighted average square foot occupancy, realized annual rent per occupied square foot, and REVPAF for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was evident in all of our top 15 markets.

For the three and six months ended June 30, 2020, our revenues were impacted by our decision to temporarily curtail our tenant rate increase program and additional pricing limitations to existing tenants imposed by local governments due to “State of Emergency” declarations in response to the COVID Pandemic and other disasters in the second quarter of 2020. Although most restrictions have recently been lifted, we continue to expect a portion of our revenues to remain impacted throughout 2021.

The increase of realized annual rent per occupied square foot in the three and six months ended June 30, 2021 as compared to the same periods in 2020 was due to (i) a 47.6% and 30.9% year over year increase in average rates per square foot charged to new tenants moving in during the three and six months, as a result of strong customer demand across all markets, combined with (ii) rate increases to existing tenants in 2021 as compared to the curtailed increases in 2020. At June 30, 2021, annual contract rent per occupied square foot was 8.8% higher as compared to June 30, 2020.

We experienced high occupancy levels throughout the first six months of 2021. Our average square foot occupancy levels increased 3.0% and 2.9% on a year over year basis during the three and six months ended June 30, 2021, respectively. At June 30, 2021, our square foot occupancy was 96.5%. The improvement in occupancy trends was due primarily to improved trends in move-outs, with year over year move-outs down 9.5% and 10.4% in the three and six months ended June 30, 2021, respectively. This resulted in an increased average length of stay for the three and six months ended June 30, 2021. An increased average length of stay supports revenue growth, due to more long-term tenants who are eligible for rate increases, and a reduced requirement to replace vacating tenants with new tenants which can lead to increased promotional costs and decrease our pricing leverage. With higher occupancy and pricing trends, we reduced promotional discounts given to new move-in customers for the three and six months ended June 30, 2021 by 59.1% and 38.8%, respectively, as compared to the same periods in 2020.

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

Late Charges and Administrative Fees

Late charges and administrative fees increased 4.6% for the three months ended June 30, 2021 as compared to the same period of 2020 due primarily to delinquent rent fees being waived in 2020 during the COVID Pandemic. Late charges and administrative fees decreased 12.9% year over year for the six months ended June 30, 2021 due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and, to a lesser extent (ii) reduced move-in administrative fees due to lower move-ins.

Selected Key Statistical Data

The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and six months ended June 30, 2021 and 2020. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

Three Months Ended June 30,				Six Months Ended June 30,
2021		2020	Change	2021	2020	Change
(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent
per square foot	$17.43	$11.81	47.6%	$16.16	$12.35	30.9%
Square footage	23,282	27,478	(15.3)%	47,817	53,664	(10.9)%
Promotional discounts given	$7,665	$18,719	(59.1)%	$24,170	$39,467	(38.8)%

Tenants moving out during the period:
Average annual contract rent
per square foot	$16.98	$15.22	11.6%	$16.62	$15.53	7.0%
Square footage	22,234	24,561	(9.5)%	44,077	49,181	(10.4)%

Revenue Expectations

At June 30, 2021, in place contractual rent was 10.8% higher on a year-over-year basis (comprised of a 2.0% increase in square foot occupancy and an 8.8% increase in annual contract rent per occupied foot).

We expect continued year-over-year revenue growth supported by strength in rates as a result of stable customer demand in the second half of 2021. As we return to a typical seasonal pattern of customer behavior (particularly the level of move-out activity), we may experience lower occupancy levels in the fourth quarter of 2021.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 13.1% and 8.7% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, due primarily to decreased on-site property manager payroll, marketing and property tax expense. Decrease of cost of operations in the six months ended June 30, 2021 was partially offset by the increase of share-based compensation.

Property tax expense decreased 7.3% and 7.9% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In 2020 our property tax expense was recognized on an accelerated basis in each of the first three quarters. We expect decreases through the third quarter to be offset by an increase in the fourth quarter of 2021, resulting in an approximate increase of 5.0% for the year ended December 31, 2021 compared to the same period in 2020, due primarily to higher assessed values and, to a lesser extent, increased tax rates. A summary of our 2020 actual and 2021 estimated quarterly property tax expense is presented below. Amounts for each of the three months ended September 30 and December 31, 2021 are based on our current estimates of 2021’s full-year property tax expense.

		Actual
	2021	2020
	(Amounts in thousands)
For the three months ended:
March 31	$66,555	$72,778

June 30	67,194	72,458

September 30	68,358	71,616

December 31	68,358	41,197

	$270,465	$258,049

On-site property manager payroll expense decreased 33.7% and 24.3% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease is due to (i) a temporary $3.00 hourly incentive increase and enhancement of paid time off benefits to all of our property managers between April 1, 2020 and June 30, 2020 during the COVID Pandemic and (ii) a year over year decline in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes. We expect reductions in hours worked to continue throughout the remainder of 2021.

Repairs and maintenance expense increased 12.1% and 7.1% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Repairs and maintenance expense levels are dependent upon many factors such as (i) sporadic occurrences such as accidents, damage, and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 2.4% and 1.7% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease experienced in the three and six months ended June 30, 2021 is due primarily to investments we are making in energy saving technology such as solar power and LED lights which generate favorable returns on investment in the form of lower utility usage. We continue to expect a decline in utility expense throughout the remainder of 2021.

Marketing expense is comprised principally of Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprised primarily of keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We decreased marketing expense by 61.2% and 34.0% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, given strong demand and high occupancies in many of our same store properties.

Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs and the cost of operating each property’s rental office. These costs increased 7.9% and 8.2% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.

Supervisory payroll expense, which represents cash compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 16.0% and 12.9% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, due primarily to lower headcount in 2021 and incentives related to the COVID Pandemic in 2020.

Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 16.9% and 4.4% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase was due primarily to an increase in IT team costs that support property operations, offset partially by lower travel expenses. We expect increases in centralized management costs in the remainder 2021 due to increased headcount.

Share-based compensation expense includes the amortization of restricted share units and stock options granted to management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions are listed above under centralized management costs. Share-based compensation expense also includes related employer taxes and varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant. For the three and six months ended June 30, 2021, share-based compensation expense increased 39.3% and 63.0%, respectively, as compared to the same periods in 2020, due primarily to the absence of comparable performance-based share-based compensation expense for the three and six months ended June 30, 2020 and the accelerated compensation costs recognized in the three and six months ended June 30, 2021 associated with modifying our share-based compensation plans in July 2020, to allow immediate vesting upon retirement.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 1.1% and 1.0% in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. We expect modest increases in depreciation expense in the remainder of 2021 due to elevated levels of capital expenditures.

Quarterly Financial Data

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2021	$647,817	$680,838
2020	$626,691	$614,418	$629,169	$638,149	$2,508,427

Total cost of operations:
2021	$181,012	$167,174
2020	$189,189	$192,345	$184,329	$146,584	$712,447

Property taxes:
2021	$66,555	$67,194
2020	$72,778	$72,458	$71,616	$41,197	$258,049

Repairs and maintenance:
2021	$13,031	$13,077
2020	$12,713	$11,670	$12,973	$13,485	$50,841

Marketing:
2021	$14,571	$6,844
2020	$14,808	$17,630	$16,158	$13,526	$62,122

REVPAF:
2021	$16.86	$17.77
2020	$16.12	$16.01	$16.39	$16.62	$16.29

Weighted average realized annual rent per occupied square foot:
2021	$17.63	$18.32
2020	$17.33	$17.00	$17.16	$17.46	$17.24

Weighted average occupancy levels for the period:
2021	95.6%	97.0%
2020	93.0%	94.2%	95.5%	95.2%	94.5%

Analysis of Market Trends

The following tables set forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market

	As of June 30, 2021		For the Three Months Ended June 30,
	Number	Square	Realized Rent per						Realized Rent Per
	of	Feet	Occupied Square Foot			Average Occupancy			Available Square Foot
	Facilities	(millions)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	214	15.3	$27.08	$25.49	6.2%	98.4%	96.3%	2.2%	$26.64	$24.54	8.6%
San Francisco	130	8.1	27.60	26.18	5.4%	97.8%	95.2%	2.7%	26.99	24.91	8.4%
New York	91	6.5	26.88	25.43	5.7%	97.0%	94.3%	2.9%	26.06	23.97	8.7%
Seattle-Tacoma	129	8.1	21.61	20.10	7.5%	96.3%	94.2%	2.2%	20.81	18.93	9.9%
Miami	89	5.5	21.65	19.58	10.6%	97.3%	93.2%	4.4%	21.07	18.24	15.5%
Washington DC	87	5.9	22.21	20.88	6.4%	96.4%	94.3%	2.2%	21.40	19.69	8.7%
Chicago	83	5.8	16.15	14.70	9.9%	96.8%	93.6%	3.4%	15.64	13.75	13.7%
Atlanta	103	6.6	14.06	13.20	6.5%	96.8%	92.1%	5.1%	13.61	12.15	12.0%
Dallas-Ft. Worth	92	6.4	14.32	13.24	8.2%	96.9%	92.9%	4.3%	13.87	12.30	12.8%
Houston	98	6.4	13.35	12.61	5.9%	95.0%	91.4%	3.9%	12.69	11.53	10.1%
Philadelphia	56	3.5	18.06	16.54	9.2%	97.8%	95.7%	2.2%	17.66	15.83	11.6%
Orlando-Daytona	50	3.8	14.39	13.38	7.5%	97.0%	94.3%	2.9%	13.95	12.62	10.5%
West Palm Beach	52	3.5	20.34	17.87	13.8%	97.3%	93.6%	4.0%	19.78	16.72	18.3%
Tampa	40	2.9	15.01	13.58	10.5%	96.5%	92.6%	4.2%	14.49	12.57	15.3%
Charlotte	70	4.5	12.08	10.99	9.9%	96.3%	91.8%	4.9%	11.63	10.08	15.4%
All other markets	894	56.1	15.17	13.92	9.0%	97.0%	94.6%	2.5%	14.70	13.17	11.6%
Totals	2,278	148.9	$18.32	$17.00	7.8%	97.0%	94.2%	3.0%	$17.77	$16.01	11.0%

Same Store Facilities Operating Trends by Market (Continued)

	For the Three Months Ended June 30,
										Net Operating
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Income ($000's)
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	$103,423	$95,085	8.8%	$13,771	$17,328	(20.5)%	$2,636	$2,538	3.9%	$87,016	$75,219	15.7%
San Francisco	55,718	51,460	8.3%	8,086	9,755	(17.1)%	1,643	1,561	5.3%	45,989	40,144	14.6%
New York	43,266	39,869	8.5%	10,151	11,970	(15.2)%	1,322	1,273	3.8%	31,793	26,626	19.4%
Seattle-Tacoma	31,399	28,692	9.4%	5,584	6,726	(17.0)%	1,008	970	3.9%	24,807	20,996	18.2%
Miami	31,508	27,341	15.2%	6,345	8,373	(24.2)%	1,008	1,015	(0.7)%	24,155	17,953	34.5%
Washington DC	30,083	27,768	8.3%	6,446	7,463	(13.6)%	961	922	4.2%	22,676	19,383	17.0%
Chicago	32,809	28,932	13.4%	11,767	12,250	(3.9)%	1,432	1,373	4.3%	19,610	15,309	28.1%
Atlanta	22,926	20,525	11.7%	4,604	5,697	(19.2)%	1,209	1,058	14.3%	17,113	13,770	24.3%
Dallas-Ft. Worth	23,838	21,223	12.3%	5,401	7,320	(26.2)%	1,124	1,041	8.0%	17,313	12,862	34.6%
Houston	20,963	19,068	9.9%	6,671	7,090	(5.9)%	1,054	991	6.4%	13,238	10,987	20.5%
Philadelphia	16,121	14,549	10.8%	3,878	4,145	(6.4)%	657	674	(2.5)%	11,586	9,730	19.1%
Orlando-Daytona	16,141	14,632	10.3%	3,321	4,271	(22.2)%	832	702	18.5%	11,988	9,659	24.1%
West Palm Beach	14,529	12,300	18.1%	2,970	3,364	(11.7)%	537	521	3.1%	11,022	8,415	31.0%
Tampa	13,001	11,290	15.2%	2,864	3,630	(21.1)%	623	546	14.1%	9,514	7,114	33.7%
Charlotte	11,506	10,019	14.8%	2,071	2,547	(18.7)%	544	510	6.7%	8,891	6,962	27.7%
All other markets	213,607	191,665	11.4%	46,449	55,047	(15.6)%	10,205	9,674	5.5%	156,953	126,944	23.6%
Totals	$680,838	$614,418	10.8%	$140,379	$166,976	(15.9)%	$26,795	$25,369	5.6%	$513,664	$422,073	21.7%

Same Store Facilities Operating Trends by Market (Continued)

	As of June 30, 2021		For the Six Months Ended June 30,
	Number	Square	Realized Rent per						Realized Rent Per
	of	Feet	Occupied Square Foot			Average Occupancy			Available Square Foot
	Facilities	(millions)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	214	15.3	$26.77	$25.77	3.9%	98.1%	95.7%	2.5%	$26.27	$24.66	6.5%
San Francisco	130	8.1	27.22	26.34	3.3%	97.6%	94.5%	3.3%	26.58	$24.88	6.8%
New York	91	6.5	26.62	25.76	3.3%	96.5%	93.9%	2.8%	25.68	$24.18	6.2%
Seattle-Tacoma	129	8.1	21.14	20.22	4.5%	95.6%	93.4%	2.4%	20.21	$18.89	7.0%
Miami	89	5.5	21.06	19.85	6.1%	96.8%	93.0%	4.1%	20.39	$18.46	10.5%
Washington DC	87	5.9	21.82	21.07	3.6%	95.7%	93.5%	2.4%	20.89	$19.70	6.0%
Chicago	83	5.8	15.79	14.93	5.8%	95.8%	92.6%	3.5%	15.13	$13.82	9.5%
Atlanta	103	6.6	13.72	13.26	3.5%	95.7%	92.0%	4.0%	13.13	$12.21	7.5%
Dallas-Ft. Worth	92	6.4	13.96	13.37	4.4%	95.8%	92.5%	3.6%	13.38	$12.37	8.2%
Houston	98	6.4	13.09	12.74	2.7%	94.2%	91.3%	3.2%	12.33	$11.63	6.0%
Philadelphia	56	3.5	17.77	16.61	7.0%	97.3%	95.3%	2.1%	17.29	$15.82	9.3%
Orlando-Daytona	50	3.8	14.06	13.55	3.8%	96.1%	94.0%	2.2%	13.52	$12.73	6.2%
West Palm Beach	52	3.5	19.67	18.07	8.9%	96.8%	93.7%	3.3%	19.05	$16.93	12.5%
Tampa	40	2.9	14.56	13.76	5.8%	96.1%	92.2%	4.2%	13.98	$12.69	10.2%
Charlotte	70	4.5	11.74	11.12	5.6%	95.6%	91.4%	4.6%	11.22	$10.16	10.4%
All other markets	894	56.1	14.85	14.04	5.8%	96.2%	93.8%	2.6%	14.28	$13.18	8.3%
Totals	2,278	148.9	$17.98	$17.16	4.8%	96.3%	93.6%	2.9%	$17.32	$16.07	7.8%

Same Store Facilities Operating Trends by Market (Continued)

	For the Six Months Ended June 30,
										Net Operating
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Income ($000's)
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	$203,937	$192,332	6.0%	$29,105	$33,335	(12.7)%	$5,598	$5,302	5.6%	$169,234	$153,695	10.1%
San Francisco	109,625	103,070	6.4%	16,900	19,110	(11.6)%	3,494	3,253	7.4%	89,231	80,707	10.6%
New York	85,371	81,003	5.4%	21,477	24,606	(12.7)%	2,799	2,715	3.1%	61,095	53,682	13.8%
Seattle-Tacoma	61,046	57,500	6.2%	11,674	12,970	(10.0)%	2,115	2,064	2.5%	47,257	42,466	11.3%
Miami	61,071	55,676	9.7%	12,767	16,185	(21.1)%	2,140	2,100	1.9%	46,164	37,391	23.5%
Washington DC	58,769	55,916	5.1%	13,215	14,650	(9.8)%	2,046	1,979	3.4%	43,508	39,287	10.7%
Chicago	63,560	58,515	8.6%	24,287	26,425	(8.1)%	2,934	2,936	(0.1)%	36,339	29,154	24.6%
Atlanta	44,359	41,630	6.6%	9,266	10,607	(12.6)%	2,462	2,183	12.8%	32,631	28,840	13.1%
Dallas-Ft. Worth	46,096	42,942	7.3%	11,371	14,047	(19.1)%	2,283	2,188	4.3%	32,442	26,707	21.5%
Houston	40,813	38,744	5.3%	13,133	13,612	(3.5)%	2,169	2,141	1.3%	25,511	22,991	11.0%
Philadelphia	31,642	29,279	8.1%	7,725	8,095	(4.6)%	1,382	1,451	(4.8)%	22,535	19,733	14.2%
Orlando-Daytona	31,360	29,737	5.5%	6,866	8,210	(16.4)%	1,685	1,451	16.1%	22,809	20,076	13.6%
West Palm Beach	28,035	25,059	11.9%	6,044	6,455	(6.4)%	1,123	1,056	6.3%	20,868	17,548	18.9%
Tampa	25,156	22,980	9.5%	5,943	7,066	(15.9)%	1,270	1,131	12.3%	17,943	14,783	21.4%
Charlotte	22,255	20,326	9.5%	4,386	4,906	(10.6)%	1,116	1,070	4.3%	16,753	14,350	16.7%
All other markets	415,560	386,400	7.5%	98,192	107,840	(8.9)%	21,219	20,395	4.0%	296,149	258,165	14.7%
Totals	$1,328,655	$1,241,109	7.1%	$292,351	$328,119	(10.9)%	$55,835	$53,415	4.5%	$980,469	$859,575	14.1%

Acquired Facilities

The Acquired Facilities represent 205 facilities that we acquired in 2019, 2020, and within the first six months of 2021. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change (a)	2021	2020	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2019 Acquisitions	$10,023	$7,533	$2,490	$19,069	$14,594	$4,475
2020 Acquisitions	12,547	1,826	10,721	22,838	2,508	20,330
2021 Acquisitions	19,825	-	19,825	20,657	-	20,657
Total revenues	42,395	9,359	33,036	62,564	17,102	45,462

Cost of operations (b):
2019 Acquisitions	3,186	3,557	(371)	6,716	6,926	(210)
2020 Acquisitions	6,251	1,487	4,764	12,877	1,824	11,053
2021 Acquisitions	5,710	-	5,710	6,261	-	6,261
Total cost of operations	15,147	5,044	10,103	25,854	8,750	17,104

Net operating income:
2019 Acquisitions	6,837	3,976	2,861	12,353	7,668	4,685
2020 Acquisitions	6,296	339	5,957	9,961	684	9,277
2021 Acquisitions	14,115	-	14,115	14,396	-	14,396
Net operating income	27,248	4,315	22,933	36,710	8,352	28,358
Depreciation and
amortization expense	(42,616)	(7,751)	(34,865)	(58,311)	(15,069)	(43,242)
Net loss	$(15,368)	$(3,436)	$(11,932)	$(21,601)	$(6,717)	$(14,884)

At June 30:
Square foot occupancy:
2019 Acquisitions				94.9%	91.8%	3.4%
2020 Acquisitions				88.7%	68.6%	29.3%
2021 Acquisitions				86.2%	-	-
				88.6%	85.6%	3.5%
Annual contract rent per
occupied square foot:
2019 Acquisitions				$13.72	$10.63	29.1%
2020 Acquisitions				12.75	12.56	1.5%
2021 Acquisitions				17.97	-	-
				$15.48	$11.04	40.2%

Number of facilities:
2019 Acquisitions				44	44	-
2020 Acquisitions				62	15	47
2021 Acquisitions				99	-	99
				205	59	146
Net rentable square feet (in thousands):
2019 Acquisitions				3,154	3,154	-
2020 Acquisitions				5,075	1,167	3,908
2021 Acquisitions				8,148	-	8,148
				16,377	4,321	12,056

ACQUIRED FACILITIES (Continued)	As of June 30, 2021
Costs to acquire (in thousands):
2019 Acquisitions	$429,850
2020 Acquisitions	796,065
2021 Acquisitions	2,518,358
$3,744,273

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

The Acquired Facilities have an aggregate of approximately 16.4 million net rentable square feet, including 3.5 million in Maryland, 1.9 million in Virginia, 0.9 million in Texas, 0.8 million in Florida, 0.7 million in Arizona, 0.6 million in each of Indiana, California, and Ohio, 0.5 million in each of Georgia, Idaho, Pennsylvania, Michigan, and Illinois, 0.4 million in each of Nebraska, South Carolina, Washington, North Carolina and Colorado, 0.3 million in each of Minnesota, Alabama, Massachusetts and Missouri and 1.1 million in other states.

For the six months ended June 30, 2021, the weighted average annualized yield on cost, based upon net operating income, for the 44 facilities acquired in 2019 was 5.7%. The yield for the facilities acquired in 2020 is not meaningful due to the presence of unstabilized facilities. The yield for the facilities acquired in the six months ended June 30, 2021 is not meaningful due to our limited ownership period.

On April 28, 2021, we closed the acquisition of the ezStorage portfolio consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion, which includes 47 self-storage facilities and one property that is under construction. Included in the 2021 Acquisition results in the table above are revenues of $14.8 million, NOI of $11.6 million (including Direct NOI of $12.0 million) and square footage occupancy of 94.2% for these facilities.

Subsequent to June 30, 2021, we acquired or were under contract to acquire 36 self-storage facilities across 15 states with 3.0 million net rentable square feet, for $466.6 million.

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

Analysis of Depreciation and Amortization of Acquired Facilities

Depreciation and amortization with respect to the Acquired Facilities for the three months ended June 30, 2021 and 2020 totaled $42.6 million and $7.8 million, respectively, and $58.3 million and $15.1 million for the six months ended June 30, 2021 and 2020, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at June 30, 2021, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $154.4 million in the year ending December 31, 2021. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2021.

Developed and Expanded Facilities

The developed and expanded facilities include 67 facilities that were developed on new sites since January 1, 2016, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 44 were completed at January 1, 2020, 13 were completed in the 18 months ended June 30, 2021, and 14 are currently in process or are expected to commence renovation in 2021. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change (a)	2021	2020	Change (a)
	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2016	$8,446	$6,896	$1,550	$16,218	$13,705	$2,513
Developed in 2017	6,661	5,180	1,481	12,704	10,241	2,463
Developed in 2018	6,769	4,699	2,070	12,822	9,200	3,622
Developed in 2019	2,819	1,443	1,376	5,157	2,518	2,639
Developed in 2020	662	7	655	1,031	7	1,024
Developed in 2021	144	-	144	148	-	148
Expansions completed before 2020	15,480	11,076	4,404	29,202	21,760	7,442
Expansions completed in 2020 or 2021	3,396	2,437	959	6,291	4,976	1,315
Expansions in process	3,642	3,879	(237)	7,385	7,911	(526)
Total revenues	48,019	35,617	12,402	90,958	70,318	20,640

Cost of operations (b):
Developed in 2016	2,372	2,588	(216)	4,830	5,104	(274)
Developed in 2017	2,418	2,517	(99)	4,921	4,983	(62)
Developed in 2018	2,543	2,742	(199)	5,105	5,388	(283)
Developed in 2019	1,287	1,299	(12)	2,695	2,387	308
Developed in 2020	444	52	392	843	52	791
Developed in 2021	407	-	407	490	-	490
Expansions completed before 2020	6,108	5,753	355	12,189	11,115	1,074
Expansions completed in 2020 or 2021	1,728	1,084	644	3,302	2,102	1,200
Expansions in process	956	1,074	(118)	2,026	2,070	(44)
Total cost of operations	18,263	17,109	1,154	36,401	33,201	3,200

Net operating income (loss):
Developed in 2016	6,074	4,308	1,766	11,388	8,601	2,787
Developed in 2017	4,243	2,663	1,580	7,783	5,258	2,525
Developed in 2018	4,226	1,957	2,269	7,717	3,812	3,905
Developed in 2019	1,532	144	1,388	2,462	131	2,331
Developed in 2020	218	(45)	263	188	(45)	233
Developed in 2021	(263)	-	(263)	(342)	-	(342)
Expansions completed before 2020	9,372	5,323	4,049	17,013	10,645	6,368
Expansions completed in 2020 or 2021	1,668	1,353	315	2,989	2,874	115
Expansions in process	2,686	2,805	(119)	5,359	5,841	(482)
Net operating income	29,756	18,508	11,248	54,557	37,117	17,440
Depreciation and
amortization expense	(14,597)	(13,155)	(1,442)	(31,219)	(26,323)	(4,896)
Net income	$15,159	$5,353	$9,806	$23,338	$10,794	$12,544

DEVELOPED AND EXPANDED
FACILITIES (Continued)
	As of June 30,
	2021	2020	Change (a)
	($ amounts in thousands,
	except for per square foot amounts)
Square foot occupancy:
Developed in 2016	94.3%	91.1%	3.5%
Developed in 2017	94.5%	89.8%	5.2%
Developed in 2018	92.2%	86.2%	7.0%
Developed in 2019	91.3%	80.0%	14.1%
Developed in 2020	84.6%	5.2%	1526.9%
Developed in 2021	45.7%	-	-
Expansions completed before 2020	90.8%	78.9%	15.1%
Expansions completed in 2020 or 2021	74.7%	71.7%	4.2%
Expansions in process	91.2%	86.3%	5.7%
	89.2%	81.9%	8.9%
Annual contract rent per occupied square foot:
Developed in 2016	$16.98	$14.08	20.6%
Developed in 2017	14.05	11.33	24.0%
Developed in 2018	14.91	11.13	34.0%
Developed in 2019	12.51	7.83	59.8%
Developed in 2020	13.01	11.08	17.4%
Developed in 2021	11.48	-	-
Expansions completed before 2020	12.47	9.77	27.6%
Expansions completed in 2020 or 2021	12.74	13.22	(3.6)%
Expansions in process	19.84	19.26	3.0%
	$14.03	$11.54	21.6%
Number of facilities:
Developed in 2016	16	16	-
Developed in 2017	16	16	-
Developed in 2018	18	18	-
Developed in 2019	11	11	-
Developed in 2020	3	2	1
Developed in 2021	3	-	3
Expansions completed before 2020	44	44	-
Expansions completed in 2020 or 2021	13	13	-
Expansions in process	14	14	-
	138	134	4

Net rentable square feet (in thousands) (c):
Developed in 2016	2,141	2,141	-
Developed in 2017	2,040	2,040	-
Developed in 2018	2,069	2,069	-
Developed in 2019	1,057	1,057	-
Developed in 2020	347	246	101
Developed in 2021	359	-	359
Expansions completed before 2020	5,822	5,820	2
Expansions completed in 2020 or 2021	1,695	1,044	651
Expansions in process	828	929	(101)
	16,358	15,346	1,012

As of June 30, 2021
Costs to develop (in thousands):
Developed in 2016	$257,585
Developed in 2017	239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	71,455
Expansions completed before 2020 (d)	381,940
Expansions completed in 2020 or 2021 (d)	110,837
$1,516,325

(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.

(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.

(c)The facilities included above have an aggregate of approximately 16.4 million net rentable square feet at June 30, 2021, including 5.9 million in Texas, 2.2 million in Florida, 1.7 million in California, 1.5 million in Colorado, 1.1 million in Minnesota, 0.8 million in North Carolina, 0.6 million in Washington, 0.4 million in each of Missouri and Virginia, 0.3 million in each of Georgia, Michigan, New Jersey and South Carolina and 0.6 million in other states.

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

Our existing unstabilized facilities continued to fill up in terms of occupancies consistent with our general expectations during the six months ended June 30, 2021, and we expect that trend to continue. Our unstabilized facilities are affected by the same market dynamics that affect our Same Store properties. Accordingly, whether we ultimately achieve our yield expectations, and the timeframe for reaching stabilized cash flows, depends largely upon the same factors affecting aggregate demand, move-ins, move-outs, and realized annual rent per occupied square foot for our Same Store Facilities as set forth under “Analysis of Same Store Revenue” above.

At June 30, 2021, we had a development pipeline to develop 22 new self-storage facilities and expand 30 existing self-storage facilities, which will add approximately 4.3 million net rentable square feet at a cost of $661.0 million. We expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

The facilities included under “Developed in 2016” had high occupancies at June 30, 2021, but had an 18.3% year over year revenue growth during the six months ended June 30, 2021 which exceeds the 7.1% increase in year over year revenue growth in the Same Store facilities. This outperformance relative to the Same Store Facilities reflects the maturity of the existing tenant base following attainment of high occupancy, illustrating the latter stage of the stabilization process noted above. The annualized yield on cost for these facilities, based upon the net operating income for the six months ended June 30, 2021 was 8.8%.

We typically underwrite new developments to stabilize at approximately an 8.0% NOI yield on cost. Our developed facilities have thus far leased-up as expected and are at various stages of their revenue stabilization periods. The actual annualized yields that may be achieved on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property and the level of new and existing supply.

We have 22 additional newly developed facilities in process, which will have a total of 1.9 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $307.9 million. We expect these facilities to open over the next 18 to 24 months.

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

The facilities under “expansions completed” represent those facilities where the expansions have been completed at June 30, 2021. We incurred a total of $492.8 million in direct cost to expand these facilities, demolished a total of 1.0 million net rentable square feet of storage space, and built a total of 4.7 million net rentable square feet of new storage space.

The facilities under “expansions in process” represent those facilities where development is in process at June 30, 2021 or which will commence construction by December 31, 2021. We have a pipeline to add a total of 2.4 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $353.1 million.

Analysis of Depreciation and Amortization of Developed and Expanded Facilities

Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $14.6 million and $31.2 million for the three and six months ended June 30, 2021, respectively, as compared to $13.2 million and $26.3 million for the same periods in 2020. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at June 30, 2021, depreciation of buildings is expected to aggregate approximately $62.4 million in the year ending December 31, 2021. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2021.

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

The net operating income for these facilities was $3.7 million and $6.9 million in the three and six months ended June 30, 2021, respectively, as compared to $2.7 million and $5.6 million for the same periods in 2020. During the three and six months ended June 30, 2021, the average occupancy for these facilities totaled 93.0% and 91.0%, respectively, as compared to 83.3% and 79.8% for the same periods in 2020, and the realized rent per occupied square feet totaled $13.23 and $13.13, respectively, as compared to $12.79 and $13.25 for the same periods in 2020.

Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.

Depreciation and amortization with respect to the other non-same store facilities totaled $5.1 million and $10.2 million for the three and six months ended June 30, 2021, respectively, as compared to $5.1 million and $10.2 million for the same periods in 2020. We expect that depreciation for the remainder of 2021 will approximate the level experienced in the six months ended June 30, 2021.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., management of property owned by unrelated third parties, and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

Three Months Ended June 30,				Six Months Ended June 30,
2021		2020	Change	2021	2020	Change
(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$40,816	$36,933	$3,883	$80,497	$71,629	$8,868
Merchandise	7,512	7,810	(298)	14,548	14,995	(447)
Third party property management	3,994	3,658	336	8,192	6,620	1,572
Total revenues	52,322	48,401	3,921	103,237	93,244	9,993

Cost of operations:
Tenant reinsurance	7,262	7,285	(23)	15,086	14,067	1,019
Merchandise	4,706	4,497	209	8,672	8,660	12
Third party property management	4,023	3,553	470	8,551	6,180	2,371
Total cost of operations	15,991	15,335	656	32,309	28,907	3,402

Net operating income (loss):
Tenant reinsurance	33,554	29,648	3,906	65,411	57,562	7,849
Merchandise	2,806	3,313	(507)	5,876	6,335	(459)
Third party property management	(29)	105	(134)	(359)	440	(799)

Total net operating income	$36,331	$33,066	$3,265	$70,928	$64,337	$6,591

Tenant reinsurance operations: Our customers have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies, and thereby assumes all risk of losses under these policies and receives reinsurance premiums substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company. Such reinsurance premiums are shown as “Tenant reinsurance premiums” in the above table.

Tenant reinsurance premium revenue increased $3.9 million or 10.5 % for the three months ended June 30, 2021, and increased $8.9 million or 12.4% for the six months ended June 30, 2021, in each case as compared to the same period in 2020. The increase is due to higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities totaled $33.3 million and $66.4 million for the three and six months ended June 30, 2021, respectively, as compared to $31.9 million and $62.4 million for the same periods in 2020.

We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.

Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $7.3 million and $15.1 million for the three and six months ended June 30, 2021, respectively, as compared to $7.3 million and $14.1 million for the same periods in 2020.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2021.

Third party property management: At June 30, 2021, we manage 102 facilities for unrelated third parties, and were under contract to manage 28 additional facilities including 26 facilities that are currently under construction. While we expect this business to increase in scope and size, we don’t expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of lease-up for newly managed properties.

Equity in earnings of unconsolidated real estate entities

For all periods presented, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$20,908	$13,228	$7,680	$35,384	$34,965	$419
Shurgard	8,158	4,427	3,731	13,138	6,658	6,480
Total equity in earnings	$29,066	$17,655	$11,411	$48,522	$41,623	$6,899

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

At June 30, 2021, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $7.7 million and $0.4 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. PSB’s filings and selected financial information, including discussion of the factors that affect its earnings, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.

At June 30, 2021, Shurgard owned 243 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the “Shurgard” trademark, as described in more detail in Note 4 to our June 30, 2021 financial statements.

Equity in earnings from Shurgard increased $3.7 million and $6.5 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Shurgard’s public filings and publicly reported information, including discussion of the factors that affect its earnings, can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.

For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.188 U.S. Dollars per Euro at June 30, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.205 and 1.101 for the three months ended June 30, 2021 and 2020, respectively, and average exchange rates of 1.205 and 1.102 for the six months ended June 30, 2021 and 2020, respectively.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended June 30,				Six Months Ended June 30,
2021		2020	Change	2021	2020	Change
(Amounts in thousands)

Share-based compensation expense	$12,471	$3,446	$9,025	$20,368	$6,488	$13,880
Costs of senior executives	354	327	27	1,240	1,967	(727)
Development and acquisition costs	1,955	4,255	(2,300)	3,554	6,699	(3,145)
Tax compliance costs and taxes paid	1,748	1,316	432	3,446	3,029	417
Legal costs	1,734	824	910	3,554	3,256	298
Public company costs	1,858	1,049	809	3,243	2,273	970
Other costs	7,620	5,887	1,733	11,909	11,260	649
Total	$27,740	$17,104	$10,636	$47,314	$34,972	$12,342

Share-based compensation expense includes the amortization of restricted share units and stock options granted to certain corporate employees and trustees, as well as related employer taxes. We corrected our prior period financial statement presentation of share-based compensation expense and dividends paid on RSUs between general and administrative expense and self-storage cost of operations. As a result, we revised our statement of income for the three and six months ended June 30, 2020 with an increase in self-storage cost of operations of $3.1 million and $6.3 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on the balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and six months ended June 30, 2020.

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

For the three and six months ended June 30, 2021, share-based compensation expense increased $9.0 million and $13.9 million, respectively, as compared to the same periods in 2020, primarily due to (i) the absence of comparable performance-based share-based compensation expense for the three and six months ended June 30, 2020, (ii) the accelerated compensation costs recognized in the three and six months ended June 30, 2021 associated with modifying our share-based compensation plans in July 2020, to allow immediate vesting upon retirement and (iii) revaluation of certain awards previously classified as a liability during the second quarter of 2021.

Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.3 million and $6.5 million for the three and six months ended June 30, 2021, respectively, as compared to $3.0 million and $6.1 million for the same periods in 2020, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During the six months ended June 30, 2020, we incurred $3.2 million in costs associated with the write-off of cancelled development projects.

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

Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in the three months ended June 30, 2020, in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT. The level of these costs depends upon corporate activities and initiatives.

Interest and other income: Interest and other income is comprised primarily of the net operating income from our commercial operations, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Net operating income of commercial operations was $2.2 million and $4.2 million in the three and six months ended June 30, 2021, respectively, as compared to the $2.1 million and $4.3 million for the same periods of 2020. Excluding amounts attributable to our commercial operations, interest and other income decreased $2.7 million and $5.7 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The reduction was primarily due to $2.0 million in interest income associated with the early repayment of a note receivable in the three and six months ended June 30, 2020 and $3.3 million of interest earned on cash balances during the six months ended June 30, 2020. The level of other interest and income items in the remainder of 2021 will be dependent upon the level of cash balances we retain, interest rates, and the level of other income items.

Interest expense: For the three and six months ended June 30, 2021, we incurred $22.7 million and $38.9 million, respectively, of interest on our outstanding debt, as compared to $14.9 million and $29.5 million for the same periods in 2020. In determining interest expense, these amounts were offset by capitalized interest of $0.7 million and $1.7 million during the three and six months ended June 30, 2021, respectively, associated with our development activities, as compared to $0.7 million and $1.7 million for the same periods in 2020. The increase of interest expense in the three and six months ended June 30, 2021, as compared to the same periods in 2020, is due to our issuances of (i) $700 million, $650 million and $650 million of senior notes on April 23, 2021 bearing interest at an annual rate of SOFR +0.47% (reset quarterly), 1.85% and 2.30%, respectively, and (ii) $500 million of senior notes on January 19, 2021 bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. At June 30, 2021, we had $5.0 billion of debt outstanding, with a weighted average interest rate of approximately 2.0%.

Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Currency Exchange (Loss) Gain: For the three and six months ended June 30, 2021, we recorded foreign currency losses of $12.7 million and gains of $32.7 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and six months ended June 30, 2020, we recorded foreign currency translation losses of $19.3 million and $10.4 million, respectively. The Euro was translated at exchange rates of approximately 1.188 U.S. Dollars per Euro at June 30, 2021, 1.226 at December 31, 2020, 1.123 at June 30, 2020 and 1.122 at December 31, 2019. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Sale of Real Estate: In the three and six months ended June 30, 2021, we recorded $4.0 million and $13.4 million in gains, respectively, and in the six months ended June 30, 2020, we recorded gains totaling $1.1 million, primarily in connection with the partial or complete sale of real estate facilities pursuant to eminent domain proceedings.

Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $53.0 million and $105.0 million in the three and six months ended June 30, 2020, respectively, to $46.2 million and $92.3 million in the same period in 2021. This decrease is due primarily to lower average coupon rates of recently issued preferred stock compared to recent series we have redeemed. Based upon our preferred shares outstanding at June 30, 2021, our quarterly distribution to our preferred shareholders is expected to be approximately $44.6 million.

Liquidity and Capital Resources

While being a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. This requirement limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth.

Because raising capital is important to our growth, we endeavor to maintain a strong financial profile characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s. Our senior debt has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s. Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s. Our credit profile enable us to effectively access both the public and private capital markets to raise capital.

While we must distribute our taxable income, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. In recent years, we have retained approximately $200 million to $300 million per year in cash flow.

Capital needs in excess of retained cash flow are met with: (i) medium and long-term debt, (ii) preferred equity, and (iii) common equity. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants. We view our line of credit, as well as short-term bank loans, as bridge financing.

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2021 and August 3, 2021, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $25.1 million of outstanding letters of credit which limits our borrowing capacity to $474.9 million. Our line of credit matures on April 19, 2024.

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

We expect capital resources over the next year of approximately $1.3 billion, which exceeds our currently identified capital needs of approximately $1.2 billion. Our expected capital resources include: (i) $480.8 million of cash as of June 30, 2021, (ii) $474.9 million of available borrowing capacity on our revolving line of credit and (iii) approximately $300 million of expected retained operating cash flow over 2021. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures.

Our currently identified capital needs consist primarily of (i) $466.6 million in property acquisitions currently under contract, (ii) $325.0 million to redeem our Series D Preferred Shares on July 20, 2021 and (iii) $411.3 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. We have no substantial principal payments on debt until 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term.

To the extent that our capital needs exceed our capital resources, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of June 30, 2021, the principal outstanding on our debt totaled approximately $5.0 billion, consisting of $24.2 million of secured debt, $1.0 billion of Euro-denominated unsecured debt and $4.0 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2021	$789
2022	502,574
2023	19,219
2024	818,910
2025	287,609
Thereafter	3,395,257
$5,024,358

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

Capital expenditures totaled $94.6 million in the first six months of 2021, and are expected to approximate $250.0 million to $300.0 million for the year ending December 31, 2021. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to spend approximately $133 million over 2021 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which are expected to approximate $51 million for the year ending December 31, 2021.

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

On July 28, 2021, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of September 2021. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2021 to be approximately $178.5 million per year.

We estimate we will pay approximately $6.0 million per year in distributions to noncontrolling interests outstanding at June 30, 2021.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to June 30, 2021, we acquired or were under contract to acquire 36 self-storage facilities for a total purchase price of $466.6 million. Eight of these properties are under construction and expected to close as they are completed in the remainder of 2021 and first quarter of 2022.

We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.

As of June 30, 2021, we had development and expansion projects at a total cost of approximately $661.0 million. Costs incurred through June 30, 2021 were $249.7 million, with the remaining cost to complete of $411.3 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of August 3, 2021, we have no series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice. See Note 8 to our June 30, 2021 financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended June 30, 2021, we did not repurchase any of our common shares. From the inception of the repurchase program through August 3, 2021, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations as June 30, 2021 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
		of
	Total	2021	2022	2023	2024	2025	Thereafter

Interest and principal payments
on debt (1)	$5,616,157	$47,490	$592,452	$100,184	$896,145	$360,271	$3,619,615

Leases commitments (2)	66,470	1,428	3,065	2,910	2,917	2,892	53,258

Construction commitments (3)	151,771	81,028	70,177	566	-	-	-

Total	$5,834,398	$129,946	$665,694	$103,660	$899,062	$363,163	$3,672,873

(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at June 30, 2021. See Note 6 to our June 30, 2021 financial statements for further information.

(2)Represents future contractual payments on land, equipment and office space under various lease commitments.

(3)Represents future expected payments for construction under contract at June 30, 2021.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2021 to be approximately $178.5 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2021, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $5.0 billion and represents 57.1% of the book value of our equity at June 30, 2021.

The fair value of our debt at June 30, 2021 is approximately $5.2 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 2.0% at June 30, 2021. See Note 6 to our June 30, 2021 financial statements for further information regarding our debt (amounts in thousands).

	Remainder of
	2021	2022	2023	2024	2025	Thereafter	Total

Debt	$789	$502,574	$19,219	$818,910	$287,609	$3,395,257	$5,024,358

We have foreign currency exposure at June 30, 2021 related to (i) our investment in Shurgard, with a book value of $329.4 million, and a fair value of $1.5 billion based upon the closing price of Shurgard’s stock on June 30, 2021, and (ii) €842.0 million ($1.0 billion) of Euro-denominated unsecured notes payable.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through August 3, 2021, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2021. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 8,000,000 of our 5.125% Series C preferred shares in June 2021, at $25.00 per share.

ITEM 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1	Articles Supplementary for Public Storage 4.000% Cumulative Preferred Shares, Series P. Filed with the Company’s Current Report on Form 8-K dated June 7, 2021 and incorporated by reference herein.

4.1

Fifth Supplemental Indenture, dated as of April 23, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the Floating Rate Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 23, 2021 and incorporated by reference herein.

4.2

Sixth Supplemental Indenture, dated as of April 23, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2028 Notes. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 23, 2021 and incorporated by reference herein.

4.3

Seventh Supplemental Indenture, dated as of April 23, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2031 Notes. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 23, 2021 and incorporated by reference herein.

10.1	Form of 2021 Plan Employee Stock Unit Agreement. Filed herewith.

10.2	Form of 2021 Plan Employee Non-Qualified Stock Option Agreement. Filed herewith.

10.3	Form of 2021 Plan Performance-Based Non-Qualified Stock Option Agreement. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document. Filed herewith.

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: August 3, 2021 PUBLIC STORAGE

By: /s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)