Form 10-Q
period 2021-09-30
Public Storage
filed 2021-11-01
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
Commission File Number: 001-33519
Public Storage
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 244-8080.
Former name, former address and former fiscal, if changed since last report: N/A
Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.900% Cum Pref Share, Series E, $0.01 par value	PSAPrE	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series P, $0.01 par value	PSAPrP	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.950% Cum Pref Share, Series Q, $0.01 par value	PSAPrQ	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange
0.500% Senior Notes due 2030	PSA30	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 28, 2021:
Common Shares of beneficial interest, $0.10 par value per share – 175,354,560 shares

PUBLIC STORAGE

PUBLIC STORAGE
BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS	(Unaudited)

Cash and equivalents	$958,247	$257,560
Real estate facilities, at cost:
Land	4,864,520	4,375,588
Buildings	15,592,003	12,997,039
	20,456,523	17,372,627
Accumulated depreciation	(7,598,496)	(7,152,135)
	12,858,027	10,220,492
Construction in process	228,379	188,079
	13,086,406	10,408,571

Investments in unconsolidated real estate entities	779,272	773,046
Goodwill and other intangible assets, net	258,949	204,654
Other assets	201,812	172,715
Total assets	$15,284,686	$11,816,546

LIABILITIES AND EQUITY

Notes payable	$5,773,190	$2,544,992
Preferred shares called for redemption (Note 8)	—	300,000
Accrued and other liabilities	474,198	394,655
Total liabilities	6,247,388	3,239,647

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 160,600 shares issued (in series) and outstanding, (151,700 at December 31, 2020) at liquidation preference	4,015,000	3,792,500
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,048,260 shares issued and outstanding (174,581,742 shares at December 31, 2020)	17,505	17,458
Paid-in capital	5,808,943	5,707,101
Accumulated deficit	(771,114)	(914,791)
Accumulated other comprehensive loss	(52,980)	(43,401)
Total Public Storage shareholders’ equity	9,017,354	8,558,867
Noncontrolling interests	19,944	18,032
Total equity	9,037,298	8,576,899
Total liabilities and equity	$15,284,686	$11,816,546

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Self-storage facilities	$840,510	$683,949	$2,333,850	$2,022,692
Ancillary operations	54,421	50,596	157,658	143,840
	894,931	734,545	2,491,508	2,166,532

Expenses:
Self-storage cost of operations	216,999	209,179	631,699	637,229
Ancillary cost of operations	19,735	15,174	52,044	44,081
Depreciation and amortization	188,552	138,333	508,139	411,851
General and administrative	31,682	18,262	78,996	53,234
Interest expense	23,736	14,282	60,980	42,048
	480,704	395,230	1,331,858	1,188,443

Other increases (decreases) to net income:
Interest and other income	3,356	7,192	9,321	18,976
Equity in earnings of unconsolidated real estate entities	32,860	21,240	81,382	62,863
Foreign currency exchange gain (loss)	40,906	(41,900)	73,584	(52,250)
Gain on sale of real estate	279	—	13,683	1,117
Net income	491,628	325,847	1,337,620	1,008,795
Allocation to noncontrolling interests	(1,537)	(980)	(4,067)	(2,849)
Net income allocable to Public Storage shareholders	490,091	324,867	1,333,553	1,005,946
Allocation of net income to:
Preferred shareholders	(46,237)	(53,892)	(138,500)	(158,849)
Preferred shareholders - redemptions (Note 8)	—	(23,313)	(16,989)	(38,382)
Restricted share units	(1,527)	(746)	(3,678)	(2,546)
Net income allocable to common shareholders	$442,327	$246,916	$1,174,386	$806,169
Net income per common share:
Basic	$2.53	$1.41	$6.72	$4.62
Diluted	$2.52	$1.41	$6.70	$4.62

Basic weighted average common shares outstanding	174,926	174,503	174,787	174,481
Diluted weighted average common shares outstanding	175,806	174,626	175,398	174,606

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$491,628	$325,847	$1,337,620	$1,008,795
Foreign currency exchange (loss) gain on investment in Shurgard	(6,898)	10,792	(9,579)	2,546
Total comprehensive income	484,730	336,639	1,328,041	1,011,341
Allocation to noncontrolling interests	(1,537)	(980)	(4,067)	(2,849)
Comprehensive income allocable to Public Storage shareholders	$483,193	$335,659	$1,323,974	$1,008,492

See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
Three Months Ended September 30, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity

Balances at June 30, 2021	$3,871,250	$17,486	$5,764,672	$(863,742)	$(46,082)	$8,743,584	$19,519	$8,763,103
Issuance of 5,750 preferred shares (Note 8)	143,750	—	(4,777)	—	—	138,973	—	138,973
Issuance of common shares in connection with share-based compensation (183,823 shares)	—	19	33,795	—	—	33,814	—	33,814
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	15,253	—	—	15,253	—	15,253
Contributions by noncontrolling interests	—	—	—	—	—	—	594	594
Net income	—	—	—	491,628	—	491,628	—	491,628
Net income allocated to noncontrolling interests	—	—	—	(1,537)	—	(1,537)	1,537	—
Distributions to:
Preferred shareholders (Note 8)	—	—	—	(46,237)	—	(46,237)	—	(46,237)
Noncontrolling interests	—	—	—	—	—	—	(1,706)	(1,706)
Common shareholders and restricted share unitholders ($2.00 per share) (Note 8)	—	—	—	(351,226)	—	(351,226)	—	(351,226)
Other comprehensive loss (Note 2)	—	—	—	—	(6,898)	(6,898)	—	(6,898)
Balances at September 30, 2021	$4,015,000	$17,505	$5,808,943	$(771,114)	$(52,980)	$9,017,354	$19,944	$9,037,298
See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
Three Months Ended September 30, 2020
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity

Balances at June 30, 2020	$4,135,000	$17,450	$5,702,466	$(789,089)	$(73,136)	$8,992,691	$17,507	$9,010,198
Issuance of 9,200 preferred shares (Note 8)	230,000	—	(5,429)	—	—	224,571	—	224,571
Redemption of 29,000 preferred shares (Note 8)	(725,000)	—	—	—	—	(725,000)	—	(725,000)
Issuance of common shares in connection with share-based compensation (13,152 shares)	—	1	1,818	—	—	1,819	—	1,819
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	8,115	—	—	8,115	—	8,115
Contributions by noncontrolling interests	—	—	—	—	—	—	858	858
Net income	—	—	—	325,847	—	325,847	—	325,847
Net income allocated to noncontrolling interests	—	—	—	(980)	—	(980)	980	—
Distributions to:
Preferred shareholders (Note 8)	—	—	—	(53,892)	—	(53,892)	—	(53,892)
Noncontrolling interests	—	—	—	—	—	—	(1,418)	(1,418)
Common shareholders and restricted share unitholders ($2.00 per share) (Note 8)	—	—	—	(349,836)	—	(349,836)	—	(349,836)
Other comprehensive income (Note 2)	—	—	—	—	10,792	10,792	—	10,792
Balances at September 30, 2020	$3,640,000	$17,451	$5,706,970	$(867,950)	$(62,344)	$8,434,127	$17,927	$8,452,054

See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
Nine Months Ended September 30, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899
Issuance of 29,900 preferred shares (Note 8)	747,500	—	(22,189)	—	—	725,311	—	725,311
Redemption and shares called for redemption of 21,000 preferred shares (Note 8)	(525,000)	—	—	—	—	(525,000)	—	(525,000)
Issuance of common shares in connection with share-based compensation (466,518 shares) (Note 10)	—	47	81,365	—	—	81,412	—	81,412
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	—	—	42,698	—	—	42,698	—	42,698
Acquisition of noncontrolling interests	—	—	(32)	—	—	(32)	(1)	(33)
Contributions by noncontrolling interests	—	—	—	—	—	—	2,359	2,359
Net income	—	—	—	1,337,620	—	1,337,620	—	1,337,620
Net income allocated to noncontrolling interests	—	—	—	(4,067)	—	(4,067)	4,067	—
Distributions to:
Preferred shareholders (Note 8)	—	—	—	(138,500)	—	(138,500)	—	(138,500)
Noncontrolling interests	—	—	—	—	—	—	(4,513)	(4,513)
Common shareholders and restricted share unitholders ($6.00 per share) (Note 8)	—	—	—	(1,051,376)	—	(1,051,376)	—	(1,051,376)
Other comprehensive loss (Note 2)	—	—	—	—	(9,579)	(9,579)	—	(9,579)
Balances at September 30, 2021	$4,015,000	$17,505	$5,808,943	$(771,114)	$(52,980)	$9,017,354	$19,944	$9,037,298
See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
Nine Months Ended September 30, 2020
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667
Issuance of 31,800 preferred shares (Note 8)	795,000	—	(21,259)	—	—	773,741	—	773,741
Redemption of 48,800 preferred shares (Note 8)	(1,220,000)	—	—	—	—	(1,220,000)	—	(1,220,000)
Issuance of common shares in connection with share-based compensation (93,455 shares)	—	9	5,496	—	—	5,505	—	5,505
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	11,831	—	—	11,831	—	11,831
Acquisition of noncontrolling interests	—	—	(32)	—	—	(32)	(1)	(33)
Contributions by noncontrolling interests	—	—	—	—	—	—	2,291	2,291
Net income	—	—	—	1,008,795	—	1,008,795	—	1,008,795
Net income allocated to noncontrolling interests	—	—	—	(2,849)	—	(2,849)	2,849	—
Distributions to:
Preferred shareholders (Note 8)	—	—	—	(158,849)	—	(158,849)	—	(158,849)
Noncontrolling interests	—	—	—	—	—	—	(3,968)	(3,968)
Common shareholders and restricted share unitholders ($6.00 per share) (Note 8)	—	—	—	(1,049,472)	—	(1,049,472)	—	(1,049,472)
Other comprehensive income (Note 2)	—	—	—	—	2,546	2,546	—	2,546
Balances at September 30, 2020	$3,640,000	$17,451	$5,706,970	$(867,950)	$(62,344)	$8,434,127	$17,927	$8,452,054

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,337,620	$1,008,795
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(13,683)	(1,117)
Depreciation and amortization	508,139	411,851
Equity in earnings of unconsolidated real estate entities	(81,382)	(62,863)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	59,251	52,499
Foreign currency exchange (gain) loss	(73,584)	52,250
Share-based compensation expense	47,647	21,535
Other	30,712	47,390
Total adjustments	477,100	521,545
Net cash flows from operating activities	1,814,720	1,530,340
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(169,103)	(132,969)
Development and expansion of real estate facilities	(201,527)	(132,476)
Acquisition of real estate facilities and intangible assets	(2,845,284)	(282,417)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	8,765	10,803
Repayment of note receivable	—	7,509
Proceeds from sale of real estate investments	16,070	1,399
Net cash flows used in investing activities	(3,191,079)	(528,151)
Cash flows from financing activities:
Repayments on notes payable	(1,585)	(1,505)
Issuance of notes payable, net of issuance costs	3,300,160	545,151
Issuance of preferred shares	725,311	773,741
Issuance of common shares	81,412	5,505
Redemption of preferred shares	(825,000)	(1,220,000)
Cash paid upon vesting of restricted share units	(10,438)	(9,704)
Acquisition of noncontrolling interests	(33)	(33)
Contributions by noncontrolling interests	2,359	2,291
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(1,189,876)	(1,208,321)
Distributions paid to noncontrolling interests	(4,513)	(3,968)
Net cash flows provided by financing activities	2,077,797	(1,116,843)
Net cash flows from operating, investing, and financing activities	701,438	(114,654)
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	313	(192)
Increase (decrease) in cash and equivalents, including restricted cash	$701,751	$(114,846)
See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$257,560	$409,743
Restricted cash included in other assets	25,040	23,811
	$282,600	$433,554

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$958,247	$293,955
Restricted cash included in other assets	26,104	24,753
	$984,351	$318,708

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(18,243)	$(9,434)
Construction or expansion of real estate facilities	(39,305)	(34,715)
Accrued and other liabilities	57,548	44,149

See accompanying notes.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

1.Description of the Business
Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”), a Maryland real estate investment trust (“REIT”), was organized in 1980. Our principal business activities include the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant reinsurance to the tenants at our self-storage facilities, merchandise sales, and third party management, as well as the acquisition and development of additional self-storage space.
At September 30, 2021, we have direct and indirect equity interests in 2,678 self-storage facilities (with approximately 186.4 million net rentable square feet) located in 39 states in the United States (“U.S.”) operating under the Public Storage® name, and 0.9 million net rentable square feet of commercial and retail space.
We own an approximate 35% common equity interest in Shurgard Self Storage SA (“Shurgard”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 247 self-storage facilities (with approximately 13 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. We also own an approximate 42% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 28 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.
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
We have prepared the accompanying interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Certain amounts previously reported in our September 30, 2020 financial statements have been reclassified to conform to the September 30, 2021 presentation, including revenues and cost operations from our third party management activities of $3.9 million and $3.8 million, respectively, for the three months ended September 30, 2020, and $10.5 million and $10.0 million, respectively, for the nine months ended September 30, 2020, previously reported within interest and other income. This reclassification had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and nine months ended September 30, 2020.
Additionally, we corrected our prior period financial statement presentation of share-based compensation expense and dividends paid on restricted share units (“RSUs”) between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the three and nine months ended September 30, 2020 with an increase in self-storage cost of operations of $3.1 million and $9.4 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and nine months ended September 30, 2020.
Summary of Significant Accounting Policies
Consolidation and Equity Method of Accounting
We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. We consolidate VIEs when we have (i) the power to direct the

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. At June 30, 2021, we were the primary beneficiary of, and therefore consolidated through contractual rights, three limited liability companies that were considered VIEs, which owned 48 self-storage properties acquired on April 28, 2021 known as the ezStorage portfolio. During the third quarter of 2021, we became the sole member of these three limited liability companies and therefore consolidated them through our voting interests. Accordingly, we have no involvement with any material VIEs as of September 30, 2021. We consolidate all other entities when we control them through voting shares or contractual rights. We refer to the entities we consolidate, for the period in which the reference applies, collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.
We account for our investments in entities that we do not consolidate but over which we have significant influence using the equity method of accounting. We refer to these entities, for the periods in which the reference applies, collectively as the “Unconsolidated Real Estate Entities,” and we eliminate intra-entity profits and losses and amortize any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.
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
Our tenant reinsurance, merchandise, and third party management operations are subject to corporate income tax and such taxes are included in ancillary cost of operations. We also incur income and other taxes in certain states, which are included in general and administrative expense.
We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2021, we had no tax benefits that were not recognized.
Real Estate Facilities
We record real estate facilities at cost. We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period. We expense the costs of demolition of existing facilities associated with a renovation as incurred. We allocate the net acquisition cost of acquired real estate facilities to the underlying land, buildings, and identified intangible assets based upon their respective individual estimated fair values.
We expense costs associated with dispositions of real estate, as well as repairs and maintenance costs, as incurred. We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.
When we sell a full or partial interest in a real estate facility without retaining a controlling interest following sale, we recognize a gain or loss on sale as if 100% of the property was sold at fair value. If we retain a controlling interest following the sale, we record a noncontrolling interest for the book value of the partial interest sold, and

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
recognize additional paid-in capital for the difference between the consideration received and the partial interest at book value.
Other Assets
Other assets primarily consist of right-of-use assets, prepaid costs and expenses, restricted cash, reinsurance premium receivables, and rent receivables from our tenants (net of an allowance for uncollectible amounts).
Accrued and Other Liabilities
Accrued and other liabilities consist primarily of property tax accruals, trade and construction payables, rents prepaid by our tenants, lease liabilities, accrued tenant reinsurance losses, and accrued payroll. We believe the fair value of our accrued and other liabilities approximates book value, due primarily to the short period until repayment. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.
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
At September 30, 2021, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.
Goodwill and Other Intangible Assets
Intangible assets consist of goodwill, the Shurgard® trade name, and finite-lived assets.
Goodwill totaled $165.8 million at September 30, 2021 ($165.8 million at December 31, 2020). The Shurgard® trade name, which Shurgard uses pursuant to a fee-based licensing agreement, has a book value of

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
$18.8 million at September 30, 2021 and December 31, 2020. Goodwill and the Shurgard® trade name have indefinite lives and are not amortized.
Our finite-lived assets consist primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements acquired and amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement. At September 30, 2021, these intangibles had a net book value of $74.4 million ($20.1 million at December 31, 2020). Accumulated amortization totaled $59.4 million at September 30, 2021 ($27.3 million at December 31, 2020). A total of $23.3 million and $49.0 million in amortization expense was recorded in the three and nine months ended September 30, 2021, respectively, and $3.0 million and $12.0 million in the same periods in 2020.
The estimated future amortization expense for our finite-lived intangible assets at September 30, 2021 is approximately $18.7 million in the remainder of 2021, $39.1 million in 2022 and $16.6 million thereafter. During the nine months ended September 30, 2021, intangibles increased $103.3 million in connection with the acquisition of self-storage facilities (Note 3).
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
We evaluate our investments in unconsolidated real estate entities for impairment quarterly. We record an impairment charge to the extent the carrying amount exceeds estimated fair value, when we believe any such shortfall is other than temporary.
We evaluate goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying amount. If we determine that the fair value of the reporting unit exceeds the aggregate carrying amount, no impairment charge is recorded. Otherwise, we record an impairment charge to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value.
We evaluate other indefinite-lived intangible assets, such as the Shurgard® trade name for impairment at least annually and whenever relevant events, circumstances and other related factors indicate that the fair value is less than the carrying amount. When we conclude that it is likely that the asset is not impaired, we do not record an impairment charge and no further analysis is performed. Otherwise, we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value.
No impairments were recorded in any of our evaluations for any period presented herein.
Revenue and Expense Recognition
We recognize revenues from self-storage facilities, which primarily comprise rental income earned pursuant to month-to-month leases, as well as associated late charges and administrative fees, as earned. Promotional discounts reduce rental income over the promotional period, which is generally one month. We recognize ancillary revenues when earned.
We accrue for property tax expense based upon actual amounts billed and, in some circumstances, estimates when bills or assessments have not been received from the taxing authorities. If these estimates are incorrect, the timing and amount of expense recognition could be incorrect. We expense cost of operations (including advertising expenditures), general and administrative expense, and interest expense as incurred.
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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings. The Euro was translated at exchange rates of approximately 1.159 U.S. Dollars per Euro at September 30, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.179 and 1.168 for the three months ended September 30, 2021 and 2020, respectively, and average exchange rates of 1.196 and 1.124 for the nine months ended September 30, 2021 and 2020, respectively.
Comprehensive Income
Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, which primarily comprised of foreign currency translation gains and losses on our investment in Shurgard.
Net Income per Common Share
We allocate net income to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries and (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “preferred share redemption charge”), with the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders presented on the face of our income statement, divided by (i) in the case of basic net income per common share, weighted average common shares, and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact, if dilutive, of stock options outstanding (Note 10). The following table reconciles from basic to diluted common shares outstanding (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	174,926	174,503	174,787	174,481
Net effect of dilutive stock options - based on treasury stock method	880	123	611	125
Diluted weighted average common shares outstanding	175,806	174,626	175,398	174,606

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2021 is as follows:

Nine Months Ended September 30, 2021
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$17,372,627
Capital expenditures to maintain real estate facilities	177,641
Acquisitions	2,741,952
Dispositions	(6,783)
Developed or expanded facilities opened for operation	171,086
Ending balance	20,456,523
Accumulated depreciation:
Beginning balance	(7,152,135)
Depreciation expense	(450,757)
Dispositions	4,396
Ending balance	(7,598,496)
Construction in process:
Beginning balance	188,079
Costs incurred to develop and expand real estate facilities	211,386
Developed or expanded facilities opened for operation	(171,086)
Ending balance	228,379
Total real estate facilities at September 30, 2021	$13,086,406
During the nine months ended September 30, 2021, we acquired 126 self-storage facilities (10,295,000 net rentable square feet of storage space), for a total cost of $2.8 billion in cash. Approximately $103.3 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $171.1 million during the nine months ended September 30, 2021, adding 1.2 million net rentable square feet of self-storage space. Construction in process at September 30, 2021 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.
During the nine months ended September 30, 2021, our accrual for unpaid construction costs increased $7.4 million (a $2.9 million increase for the same period in 2020). During the nine months ended September 30, 2021, our accrual for capital expenditures to maintain real estate facilities increased $7.9 million (a $6.9 million decrease for the same period in 2020).
During the nine months ended September 30, 2021, we sold portions of real estate facilities in connection with eminent domain proceedings for $16.1 million in cash proceeds and recorded a related gain on sale of real estate of approximately $13.7 million.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
4.Investments in Unconsolidated Real Estate Entities
The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2021	December 31, 2020

PSB	$451,336	$431,963
Shurgard	327,936	341,083
Total	$779,272	$773,046

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

PSB	$27,110	$16,548	$62,494	$51,513
Shurgard	5,750	4,692	18,888	11,350
Total	$32,860	$21,240	$81,382	$62,863
Investment in PSB
Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 42% common equity interest. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.
Based upon the closing price at September 30, 2021 ($156.74 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.3 billion.
Our equity in earnings of PSB comprised our equity share of PSB’s net income, less amortization of the PSB Basis Differential (defined below).
During each of the nine month periods ended September 30, 2021 and 2020, we received cash distributions from PSB totaling $45.6 million.
At September 30, 2021, our pro-rata investment in PSB’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on PSB’s balance sheet by approximately $2.8 million ($3.4 million at December 31, 2020). This differential (the “PSB Basis Differential”) is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $0.6 million during each of the nine month periods ended September 30, 2021 and 2020.
PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.
Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.
Based upon the closing price at September 30, 2021 (€47.35 per share of Shurgard common stock, at 1.159 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.7 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). We eliminated $0.9 million and $0.8 million intra-entity profits and losses for the nine month periods ended September 30, 2021 and 2020, respectively, representing our equity share of

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
the trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
The dividends we receive from Shurgard, combined with our equity share of trademark license fees collected from Shurgard, are reflected on our statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.” Shurgard paid €0.57 per share and €0.50 per share in dividends to its shareholders during the nine months ended September 30, 2021 and 2020, respectively, of which our share totaled $21.5 million and $17.0 million, respectively.
At September 30, 2021, our pro-rata investment in Shurgard’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $75.8 million ($83.1 million at December 31, 2020). This differential (the “Shurgard Basis Differential”) includes our cost basis adjustment in Shurgard’s real estate assets net of related deferred income taxes. The real estate assets basis differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $7.3 million and $9.5 million during the nine month periods ended September 30, 2021 and 2020, respectively.
As of September 30, 2021 and 2020, we translated the book value of our investment in Shurgard from Euro to U.S. Dollar and recorded $9.6 million other comprehensive loss and $2.5 million other comprehensive income during the nine month periods ended September 30, 2021 and 2020, respectively.
Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.
5.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at September 30, 2021). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at September 30, 2021). At September 30, 2021 and November 1, 2021, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $21.2 million at September 30, 2021 ($24.3 million at December 31, 2020). The Credit Facility has various customary restrictive covenants, with which we were in compliance at September 30, 2021.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
6.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at September 30, 2021 and December 31, 2020 are set forth in the tables below:

			Amounts at September 30, 2021
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(495)	$499,505	$509,800
Notes due April 23, 2024	SOFR+0.47%	0.596%	700,000	(1,804)	698,196	704,200
Notes due February 15, 2026	0.875%	1.030%	500,000	(3,246)	496,754	493,515
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,152)	496,848	546,757
Notes due May 1, 2028	1.850%	1.962%	650,000	(4,446)	645,554	653,619
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,334)	497,666	549,252
Notes due May 1, 2031	2.300%	2.419%	650,000	(6,554)	643,446	658,400
			4,000,000	(22,031)	3,977,969	4,115,543

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	115,896	—	115,896	120,868
Notes due November 3, 2025	2.175%	2.175%	280,484	—	280,484	303,644
Notes due September 9, 2030	0.500%	0.640%	811,272	(10,010)	801,262	795,777
Notes due January 24, 2032	0.875%	0.978%	579,480	(5,528)	573,952	581,103
			1,787,132	(15,538)	1,771,594	1,801,392

Mortgage Debt, secured by 27 real estate facilities with a net book value of $96.6 million	3.905%	3.903%	23,627	—	23,627	24,939

			$5,810,759	$(37,569)	$5,773,190	$5,941,874

	Amounts at
	December 31, 2020
	Book Value	Fair Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$499,109	$517,419
Notes due September 15, 2027	496,452	560,833
Notes due May 1, 2029	497,433	574,833
	1,492,994	1,653,085

Euro Denominated Unsecured Debt
Notes due April 12, 2024	122,646	129,192
Notes due November 3, 2025	296,821	323,552
Notes due January 24, 2032	607,301	634,389
	1,026,768	1,087,133

Mortgage Debt	25,230	26,958

	$2,544,992	$2,767,176

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
U.S. Dollar Denominated Unsecured Notes
On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. Interest on the senior notes is payable semi-annually, commencing on August 15, 2021. In connection with the offering, we incurred $3.8 million in costs.
On April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of the compounded Secured Overnight Financing Rate (“SOFR”) + 0.47% (reset quarterly and at 0.495% as of September 30, 2021), 1.85% and 2.30%, respectively, and maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively. Interest on the 2024 notes is payable quarterly, commencing on July 23, 2021. Interest on the 2028 notes and 2031 notes is payable semi-annually, commencing on November 1, 2021. In connection with the offering, we incurred a total of $13.7 million in costs.
The U.S. Dollar Denominated Unsecured Notes have various financial covenants, with which we were in compliance at September 30, 2021. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 14% at September 30, 2021) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 33x for the twelve months ended September 30, 2021) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
Our Euro denominated unsecured notes (the “Euro Notes”) consist of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars, (ii) €100.0 million issued to institutional investors on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, (iii) €500.0 million issued in a public offering on January 24, 2020 for $545.2 million in net proceeds upon converting the Euros to U.S. Dollars, and (iv) €700.0 million issued in a public offering on September 9, 2021 for $817.6 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually on the notes issued November 3, 2015 and April 12, 2016, and annually on the notes issued January 24, 2020 and September 9, 2021. The Euro Notes have financial covenants similar to those of the U.S. Dollar Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $40.9 million and $73.6 million for the three and nine months ended September 30, 2021, respectively, as compared to losses of $41.9 million and $52.3 million for the three and nine months ended September 30, 2020 respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At September 30, 2021, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between January 1, 2022 and July 1, 2030.
At September 30, 2021, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2021	$—	$251	$251
2022	500,000	2,574	502,574
2023	—	19,219	19,219
2024	815,896	124	816,020
2025	280,484	131	280,615
Thereafter	4,190,752	1,328	4,192,080
	$5,787,132	$23,627	$5,810,759
Weighted average effective rate	1.8%	3.9%	1.8%
Cash paid for interest totaled $49.8 million and $40.2 million for the nine months ended September 30, 2021 and 2020, respectively. Interest capitalized as real estate totaled $2.6 million and $2.5 million for the nine month periods ended September 30, 2021 and 2020, respectively.
7.Noncontrolling Interests
At September 30, 2021, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 24 operating self-storage facilities and five self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”). At September 30, 2021, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.
During the nine months ended September 30, 2021 and 2020, we allocated a total of $4.1 million and $2.8 million, respectively, of income to these interests; and we paid $4.5 million and $4.0 million, respectively, in distributions to these interests.
During the nine months ended September 30, 2021 and 2020, Noncontrolling Interests contributed $2.4 million and $2.3 million, respectively, to our subsidiaries.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
8.Shareholders’ Equity

Preferred Shares
At September 30, 2021 and December 31, 2020, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2021		At December 31, 2020
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series C	5/17/2021	5.125%	—	$—	8,000	$200,000
Series D	7/20/2021	4.950%	—	—	13,000	325,000
Series E	10/14/2021	4.900%	14,000	350,000	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	—	—
Series Q	8/17/2026	3.950%	5,750	143,750	—	—
Total Preferred Shares			160,600	$4,015,000	151,700	$3,792,500
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (our “Board”) until the arrearage has been cured. At September 30, 2021, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
On June 16, 2021, we issued approximately 24.2 million depositary shares, each representing 0.001 of a share of our 4.000% Series P Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $603.8 million in gross proceeds, and we incurred $17.4 million in issuance costs.
On June 30, 2021, we redeemed our 5.125% Series C Preferred Shares, at par. We recorded a $6.4 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2021 in connection with this redemption.
On July 20, 2021, we redeemed our 4.950% Series D Preferred Shares, at par. We recorded a $10.6 million allocation of income from our common shareholders to the holders of our Preferred Shares in the nine months ended September 30, 2021 in connection with this redemption.
On August 17, 2021, we issued approximately 5.8 million depositary shares, each representing 0.001 of a share of our 3.950% Series Q Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $143.8 million in gross proceeds, and we incurred $4.8 million in issuance costs.
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
Dividends
Common share dividends, including amounts paid to our restricted share unitholders, totaled $351.2 million ($2.00 per share) and $349.8 million ($2.00 per share) for the three months ended September 30, 2021 and 2020, respectively, and $1.05 billion ($6.00 per share) for each of the nine months ended September 30, 2021 and 2020, respectively. Preferred share dividends totaled $46.2 million and $53.9 million for the three months ended September 30, 2021 and 2020, respectively, and $138.5 million and $158.8 million for the nine months ended September 30, 2021 and 2020, respectively.
9.Related Party Transactions
At September 30, 2021, Tamara Hughes Gustavson, a current member of the Board and her adult children owned and controlled 65 self-storage facilities in Canada. Ms. Gustavson’s direct ownership in these properties is less than 1.0%. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $1.5 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
10.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as RSUs, to trustees, officers, and key employees.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
We consider stock options and RSUs “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, and (iii) the recipient is affected by changes in the market price of our stock.
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
We recorded share-based compensation expense associated with stock options and RSUs in the various expense categories in the Statement of Income as set forth in the following table. In addition, $0.8 million and $3.1 million share-based compensation cost was capitalized as real estate facilities for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)

Self-storage cost of operations	$4,506	$3,488	$16,272	$10,550
Ancillary cost of operations	343	—	1,394	—
General and administrative	9,746	5,278	30,019	11,080
Total	$14,595	$8,766	$47,685	$21,630
In July 2020, we modified our share-based compensation plans to allow immediate vesting upon retirement (“Retirement Acceleration”), and to extend the exercisability of outstanding stock options up to a year after retirement, for currently outstanding and future grants. Prior to the modification, unvested awards were forfeited, and outstanding vested stock options were cancelled, upon retirement. Employees are eligible for Retirement Acceleration if they meet certain conditions including length of service, age, notice of intent to retire, and facilitation of succession for their role.
This modification results in accelerating amortization of compensation expense for each grant by changing the end of the service period from the original vesting date to the date an employee is expected to be eligible for Retirement Acceleration, if earlier. As a result, the Company recorded $4.8 million and $15.8 million in accelerated compensation expense during the three and nine months ended September 30, 2021, respectively, as compared to $2.6 million for each of the three and nine months ended September 30, 2020, respectively.
During the three months ended March 31, 2021, the Company depleted the available shares under the 2016 Equity and Performance-Based Incentive Compensation Plan resulting in $4.8 million of award expense classified as a liability as of March 31, 2021. On April 26, 2021, the Company’s Shareholders approved the 2021 Equity and Performance-Based Incentive Compensation Plan, which authorizes an additional three million shares available for future issuance. Consequently, awards previously classified as a liability were revalued as of April 26, 2021 and reclassified to equity.
In amortizing share-based compensation expense, we do not estimate future forfeitures. Instead, we reverse previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.
Stock Options
Stock options vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our performance-based and non-performance based stock options.
Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
For the three and nine months ended September 30, 2021, we recorded share-based compensation expense for outstanding stock options of $5.5 million and $20.5 million, respectively, as compared to $0.8 million and $3.2 million for the same periods in 2020. The amounts for the three and nine months ended September 30, 2021 includes $0.4 million and $4.9 million, respectively, as compared to $0.1 million for each of the same periods in 2020, in connection with the Retirement Acceleration as discussed above.
During the nine months ended September 30, 2021, 385,000 stock options were awarded, 411,467 options were exercised and 10,000 options were forfeited. In addition, we expect an incremental 175,000 stock options to be paid out based on the estimated achievement of performance targets. A total of 3,099,700 stock options were outstanding at September 30, 2021, (2,961,167 at December 31, 2020) and have an average exercise price of $216.45.
During the nine months ended September 30, 2021, we incurred share-based compensation expense of $1.1 million in connection with the initial 15,000 stock option awards issued to each of the five trustees who joined our Board in January 2021.
During the nine months ended September 30, 2021, 245,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2021, 2022, and 2023. These awards contain a relative Total Shareholder Return modifier that will adjust the payout based on relative performance as compared to the market. As of September 30, 2021, these targets are expected to be met at 100% achievement. These options resulted in $5.7 million in related compensation expense during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, 770,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022. As of September 30, 2021, these targets are expected to be met at 125% achievement, an increase from 100% as of December 31, 2020, resulting in $9.6 million in related compensation expense during the nine months ended September 30, 2021.
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
During the nine months ended September 30, 2021, 78,040 RSUs were granted, 26,414 RSUs were forfeited and 81,193 RSUs vested. In addition, we expect an incremental 9,250 RSUs to be paid out based on the estimated achievement of performance targets. The vesting resulted in the issuance of 54,914 common shares. In addition, tax deposits totaling $10.4 million ($9.7 million for the same period in 2020) were made on behalf of employees in exchange for 26,279 common shares withheld upon vesting. A total of 532,471 RSUs were outstanding at September 30, 2021 (552,788 at December 31, 2020). During the nine months ended September 30, 2021, 37,000 RSUs were awarded where vesting is dependent upon meeting certain performance targets for 2021. As of September 30, 2021, these targets are expected to be met at 125% achievement. These RSUs resulted in $4.6 million in related compensation expense during the nine months ended September 30, 2021.
A total of $10.0 million and $30.2 million in RSU cost was recorded for the three and nine months ended September 30, 2021, respectively, as compared to $8.0 million and $18.4 million for the same periods in 2020. The amount for the three and nine months ended September 30, 2021 includes $4.4 million and $10.9 million, respectively, as compared to $2.5 million for each of the same periods in 2020, in connection with the Retirement Acceleration as discussed above.
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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
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
Ancillary Operations
The Ancillary Operations segment reflects the operations of our tenant reinsurance, merchandise sales, and third party management activities.
Investment in PSB
This segment represents our approximate 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires, and develops commercial properties, primarily multi-tenant flex, office, and industrial space. PSB has a separate management team and board of directors that makes its financing, capital allocation, and other significant decisions. In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the SEC. The segment presentation in the tables below includes our equity earnings from PSB.
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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Presentation of Segment Information
The following table reconciles NOI (as applicable) and net income of each segment to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(amounts in thousands)
Self-Storage Segment
Revenue	$840,510	$683,949	$2,333,850	$2,022,692
Cost of operations	(216,999)	(209,179)	(631,699)	(637,229)
Net operating income	623,511	474,770	1,702,151	1,385,463
Depreciation and amortization	(188,552)	(138,333)	(508,139)	(411,851)
Net income	434,959	336,437	1,194,012	973,612

Ancillary Segment
Revenue	54,421	50,596	157,658	143,840
Cost of operations	(19,735)	(15,174)	(52,044)	(44,081)
Net operating income	34,686	35,422	105,614	99,759

Investment in PSB Segment (a) - Equity in earnings of unconsolidated entities	27,110	16,548	62,494	51,513

Investment in Shurgard Segment (a) - Equity in earnings of unconsolidated entities	5,750	4,692	18,888	11,350

Total net income allocated to segments	502,505	393,099	1,381,008	1,136,234

Other items not allocated to segments:
General and administrative	(31,682)	(18,262)	(78,996)	(53,234)
Interest and other income	3,356	7,192	9,321	18,976
Interest expense	(23,736)	(14,282)	(60,980)	(42,048)
Foreign currency exchange gain (loss)	40,906	(41,900)	73,584	(52,250)
Gain on sale of real estate	279	—	13,683	1,117
Net income	$491,628	$325,847	$1,337,620	$1,008,795
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
Insurance and Loss Exposure
We carry property, earthquake, general liability, employee medical insurance, and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles. Our deductible for general liability is $2.0 million per occurrence. Our annual deductible for property loss is $25.0 million per occurrence. This deductible decreases to $5.0 million once we reach $35.0 million in aggregate losses for occurrences that exceed $5.0 million. Insurance carriers’ aggregate limits on these policies of $75.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At September 30, 2021, there were approximately 1.1 million certificates held by our self-storage customers, representing aggregate coverage of approximately $4.7 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $134.1 million at September 30, 2021. We expect to pay approximately $38.3 million in the remainder of 2021, $93.9 million in 2022 and $1.9 million in 2023 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $66.3 million at September 30, 2021. We expect to pay approximately $0.7 million in the remainder of 2021, $3.1 million in 2022, $3.0 million in 2023, $2.9 million in each of 2024 and 2025 and $53.7 million thereafter for these commitments.
13.Subsequent Events
Subsequent to September 30, 2021, we acquired or were under contract to acquire 107 self-storage facilities across 16 states with 11.8 million net rentable square feet, for $2.3 billion, including the issuance of partnership units of approximately $80.0 million. These include a portfolio of 56 properties (7.5 million net rentable square feet) currently operated under the brand name of All Storage that we are under contract to purchase for $1.5 billion in cash. The acquisition, which is subject to the satisfaction of customary closing conditions, is expected to close in two separate tranches, with seven self-storage facilities closing in November 2021 and 49 self-storage facilities closing in December 2021.

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
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2021 and in our other filings with the SEC including:
•general risks associated with the ownership and operation of real estate, including changes in demand, risk related to development, expansion, and acquisition of self-storage facilities, potential liability for environmental contamination, natural disasters, and adverse changes in laws and regulations governing property tax, real estate, and zoning;
•risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•risks associated with the COVID-19 Pandemic (the “COVID Pandemic”) or similar events, including but not limited to illness or death of our employees or customers, negative impacts to the economic environment and to self-storage customers that could reduce the demand for self-storage or reduce our ability to collect rent, and/or potential regulatory actions to (i) close our facilities if we were determined not to be an “essential business” or for other reasons, (ii) limit our ability to increase rent or otherwise limit the rent we can charge, or (iii) limit our ability to collect rent or evict delinquent tenants;
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
•the risk that the COVID Pandemic could adversely impact our ability to retain and hire employees, including as a result of vaccine or testing mandates;
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
•the impact of the legal and regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental issues, taxes, our tenant reinsurance business, and labor, including risks related to the impact of new laws and regulations;
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
•risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance, and workers compensation liabilities;
•difficulties in raising capital at a reasonable cost;
•delays and cost overruns on our projects to develop new facilities or expand our existing facilities;
•difficulties in our ability to hire and retain skilled management and staff;
•ineffective succession planning for our CEO, executive management and our other key employees;
•ongoing litigation and other legal and regulatory actions that may divert management’s time and attention, require us to pay damages and expenses, or restrict the operation of our business; and
•economic uncertainty due to the impact of war or terrorism.
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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.
Overview
Our self-storage operations generate most of our net income and our earnings growth is most impacted by the level of organic growth within our Same Store Facilities. Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facility portfolio.

During the three and nine months ended September 30, 2021, revenues generated by our Same Store Facilities (as defined below) increased 14.0% and 9.4%, respectively, while Same Store cost of operations decreased. Demand and operating trends have continued to improve, leading to increases in our self-storage rental rates in all markets while maintaining high levels of occupancy. Our operating trends have benefited from our ability to reduce labor costs through technology improvements and reduced need for Internet marketing. At September 30, 2021, contract rent per occupied foot was 10.7% higher and square foot occupancy was 1.2% higher for our Same Store Facilities as compared to September 30, 2020, suggesting continued revenue growth during the remainder of 2021.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2019, we acquired a total of 232 facilities with 18.5 million net rentable square feet for $4.1 billion, and within our non-same store portfolio have developed and expanded self-storage space for a total cost of $1.6 billion, adding 17.0 million net rentable square feet.

On April 28, 2021, as part of our portfolio growth, we acquired the ezStorage portfolio consisting of 48 properties (4.1 million net rentable square feet) for $1.8 billion. These properties are located in submarkets with strong demand drivers and other desirable characteristics across Washington DC, Virginia, and Maryland.

Subsequent to September 30, 2021, we are under contract to acquire the All Storage portfolio consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. These properties are located in submarkets with strong demand drivers and other desirable characteristics across Dallas-Ft. Worth (52 properties) and Oklahoma City. The acquisition, which is subject to the satisfaction of customary closing conditions, is expected to close in two separate tranches, with seven self-storage facilities closing in November 2021 and 49 self-storage facilities closing in December 2021.

Our strong financial profile continues to enable effective access to capital markets in order to support our growth, and during the nine months ended September 30, 2021, we raised an aggregate of $3.3 billion in three public debt offerings and $747.5 million in two public offerings of our preferred shares.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on a multi-year program to rebrand our properties, to include more pronounced, attractive, and clearly identifiable color schemes and signage, as well as to upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. The timing and scope of the program will evolve as the work is executed and we expect to spend approximately $120.0 million in 2021 on this effort.
Results of Operations

Operating Results for the Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, net income allocable to our common shareholders was $442.3 million or $2.52 per diluted common share, compared to $246.9 million or $1.41 per diluted common share in 2020 representing an increase of $195.4 million or $1.11 per diluted common share. The increase is due primarily to (i) a $148.7 million increase in self-storage net operating income (described below), (ii) a $82.8 million increase due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, (iii) a $23.3 million increase due to the impact of the redemption of preferred shares in the three months ended September 30, 2020, partially offset by (iv) a $50.2 million increase in depreciation and amortization expense.

The $148.7 million increase in self-storage net operating income is a result of a $96.2 million increase in our Same Store Facilities (as defined below), and a $52.5 million increase in our Non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 14.0% or $87.8 million in the three months ended September 30, 2021 as compared to 2020, due primarily to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 4.6% or $8.5 million in the three months ended September 30, 2021 as compared to 2020, due primarily to a 43.3% ($7.0 million) decrease in marketing expenses, an 8.4% ($2.6 million) decrease in on-site property manager payroll, and a change in property tax timing contributing to a 2.7% ($2.0 million) decrease in property tax expense. The increase in net operating income of $52.5 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2021 and the fill-up of recently developed and expanded facilities.

Operating Results for the Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, net income allocable to our common shareholders was $1,174.4 million or $6.70 per diluted common share, compared to $806.2 million or $4.62 per diluted common share in 2020 representing an increase of $368.2 million or $2.08 per diluted common share. The increase is due primarily to (i) a $316.7 million increase in self-storage net operating income (described below), (ii) a $125.8 million increase due to the impact of foreign currency exchange gains and losses associated with our Euro denominated debt, partially offset by (iii) a $96.3 million increase in depreciation and amortization expense and (iv) a $25.8 million increase in general and administrative expense due primarily to increased share-based compensation expense.

The $316.7 million increase in self-storage net operating income is a result of a $216.9 million increase in our Same Store Facilities (as defined below), and a $99.8 million increase in our Non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 9.4% or $175.2 million in the nine months ended September 30, 2021 as compared to 2020, due primarily to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 7.4% or $41.7 million in the nine months ended September 30, 2021 as compared to 2020, due primarily to (i) a 19.5% ($20.0 million) decrease in on-site property manager payroll, (ii) a 37.1% ($18.0 million) decrease in marketing expenses and (iii) a change in property tax timing contributing to our 6.2% ($13.4 million) decrease in property tax expense. The increase in net operating income of $99.8 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2021 and the fill-up of recently developed and expanded facilities.

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
For the three months ended September 30, 2021, FFO was $3.61 per diluted common share, as compared to $2.28 per diluted common share for the same period in 2020, representing an increase of 58.3%, or $1.33 per diluted common share.
For the nine months ended September 30, 2021, FFO was $9.69 per diluted common share, as compared to $7.18 per diluted common share for the same period in 2020, representing an increase of 35.0%, or $2.51 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to FFO per Share:

Diluted Earnings per Share	$2.52	$1.41	$6.70	$4.62
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.17	0.88	3.17	2.63
Gains on sale of real estate investments, including our equity share from investments	(0.08)	(0.01)	(0.18)	(0.07)
FFO per share	$3.61	$2.28	$9.69	$7.18

Computation of FFO per Share:

Net income allocable to common shareholders	$442,327	$246,916	$1,174,386	$806,169
Eliminate items excluded from FFO:
Depreciation and amortization	187,611	137,526	505,218	409,484
Depreciation from unconsolidated real estate investments	19,209	17,492	54,485	52,607
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,318)	(954)	(3,413)	(2,853)
Gains on sale of real estate investments, including our equity share from investments	(12,572)	(3,174)	(31,156)	(12,415)
FFO allocable to common shares	$635,257	$397,806	$1,699,520	$1,252,992
Diluted weighted average common shares	175,806	174,626	175,398	174,606
FFO per share	$3.61	$2.28	$9.69	$7.18
We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingency accruals, casualties, transactional due diligence, and advisory costs . We review Core FFO per share to evaluate our ongoing operating performance and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change

FFO per share	$3.61	$2.28	58.3%	$9.69	$7.18	35.0%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(0.23)	0.24		(0.42)	0.30
Preferred share redemption charge	—	0.13		0.10	0.22
Property losses and tenant claims due to casualties	0.03	—		0.03	—
Other items	0.01	(0.02)		(0.01)	(0.02)
Core FFO per share	$3.42	$2.63	30.0%	$9.39	$7.68	22.3%
Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 11 to our September 30, 2021 financial statements, “Segment Information.” Accordingly, refer to the table presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.
Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,274 facilities that we have owned and operated on a stabilized basis since January 1, 2019 (the “Same Store Facilities”), (ii) 232 facilities we acquired after December 31, 2018 (the “Acquired facilities”), (iii) 139 facilities that have been newly developed or expanded, or that we expect to commence expansion by December 31, 2021 (the “Newly developed and expanded facilities”), and (iv) 33 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2019 (the “Other non-same store facilities”). See Note 11 to our September 30, 2021 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$716,050	$628,286	14.0%	$2,042,832	$1,867,663	9.4%
Acquired facilities	62,187	11,001	465.3%	124,751	28,103	343.9%
Newly developed and expanded facilities	55,100	38,375	43.6%	145,960	108,449	34.6%
Other non-same store facilities	7,173	6,287	14.1%	20,307	18,477	9.9%
	840,510	683,949	22.9%	2,333,850	2,022,692	15.4%
Cost of operations (a):
Same Store facilities	175,609	184,068	(4.6)%	523,323	565,057	(7.4)%
Acquired facilities	20,064	4,880	311.1%	45,918	13,630	236.9%
Newly developed and expanded facilities	19,059	17,735	7.5%	55,572	51,016	8.9%
Other non-same store facilities	2,267	2,496	(9.2)%	6,886	7,526	(8.5)%
	216,999	209,179	3.7%	631,699	637,229	(0.9)%
Net operating income (b):
Same Store facilities	540,441	444,218	21.7%	1,519,509	1,302,606	16.7%
Acquired facilities	42,123	6,121	588.2%	78,833	14,473	444.7%
Newly developed and expanded facilities	36,041	20,640	74.6%	90,388	57,433	57.4%
Other non-same store facilities	4,906	3,791	29.4%	13,421	10,951	22.6%
Total net operating income	623,511	474,770	31.3%	1,702,151	1,385,463	22.9%

Depreciation and amortization expense:
Same Store facilities	(112,656)	(112,092)	0.5%	(332,079)	(333,650)	(0.5)%
Acquired facilities	(55,986)	(7,223)	675.1%	(114,297)	(22,292)	412.7%
Newly developed and expanded facilities	(14,977)	(13,596)	10.2%	(46,126)	(39,796)	15.9%
Other non-same store facilities	(4,933)	(5,422)	(9.0)%	(15,637)	(16,113)	(3.0)%
Total depreciation and amortization expense	(188,552)	(138,333)	36.3%	(508,139)	(411,851)	23.4%

Net income (loss):
Same Store facilities	427,785	332,126	28.8%	1,187,430	968,956	22.5%
Acquired facilities	(13,863)	(1,102)	1158.0%	(35,464)	(7,819)	353.6%
Newly developed and expanded facilities	21,064	7,044	199.0%	44,262	17,637	151.0%
Other non-same store facilities	(27)	(1,631)	(98.3)%	(2,216)	(5,162)	(57.1)%
Total net income	$434,959	$336,437	29.3%	$1,194,012	$973,612	22.6%

Number of facilities at period end:
Same Store facilities				2,274	2,274	—
Acquired facilities				232	63	268.3%
Newly developed and expanded facilities				139	133	4.5%
Other non-same store facilities				33	34	(2.9)%
				2,678	2,504	6.9%
Net rentable square footage at period end:
Same Store facilities				148,695	148,695	—
Acquired facilities				18,524	4,539	308.1%
Newly developed and expanded facilities				17,000	15,469	9.9%
Other non-same store facilities				2,158	2,303	(6.3)%
				186,377	171,006	9.0%

(a)We revised our prior period financial statements to correct the presentation of share-based compensation expense and dividends paid on RSUs between general and administrative expense and self-storage cost of operations. As a result, we revised our statements of income for the three and nine months ended September 30, 2020 with an increase in self-storage cost of operations of $3.1 million and $9.4 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and nine months ended September 30, 2020.
(b)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 11 to our September 30, 2021 financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2019. Our Same Store Facilities decreased from 2,278 facilities at June 30, 2021 to 2,274 facilities at September 30, 2021. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2019, 2020, and 2021 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results of these 2,274 facilities (148.7 million net rentable square feet) that represent approximately 80% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2021. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of our same store facilities relative to our self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,274 facilities)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$694,589	$609,150	14.0%	$1,982,274	$1,803,659	9.9%
Late charges and administrative fees	21,461	19,136	12.1%	60,558	64,004	(5.4)%
Total revenues	716,050	628,286	14.0%	2,042,832	1,867,663	9.4%

Direct cost of operations (a):
Property taxes	69,573	71,533	(2.7)%	203,172	216,595	(6.2)%
On-site property manager payroll	28,116	30,701	(8.4)%	82,412	102,390	(19.5)%
Repairs and maintenance	13,078	12,954	1.0%	39,139	37,302	4.9%
Utilities	11,051	11,278	(2.0)%	31,102	31,665	(1.8)%
Marketing	9,143	16,131	(43.3)%	30,535	48,512	(37.1)%
Other direct property costs	18,851	17,071	10.4%	55,433	50,872	9.0%
Total direct cost of operations	149,812	159,668	(6.2)%	441,793	487,336	(9.3)%
Direct net operating income (b)	566,238	468,618	20.8%	1,601,039	1,380,327	16.0%

Indirect cost of operations (a):
Supervisory payroll	(8,320)	(9,831)	(15.4)%	(27,768)	(31,786)	(12.6)%
Centralized management costs	(13,757)	(11,464)	20.0%	(39,990)	(36,510)	9.5%
Share-based compensation	(3,720)	(3,105)	19.8%	(13,772)	(9,425)	46.1%
Net operating income	540,441	444,218	21.7%	1,519,509	1,302,606	16.7%
Depreciation and amortization expense	(112,656)	(112,092)	0.5%	(332,079)	(333,650)	(0.5)%
Net income	$427,785	$332,126	28.8%	$1,187,430	$968,956	22.5%

Gross margin (before indirect costs, depreciation and amortization expense)	79.1%	74.6%	6.0%	78.4%	73.9%	6.1%

Gross margin (before depreciation and amortization expense)	75.5%	70.7%	6.8%	74.4%	69.7%	6.7%

Weighted average for the period:
Square foot occupancy	96.8%	95.5%	1.4%	96.5%	94.3%	2.3%

Realized annual rental income per (c):
Occupied square foot	$19.30	$17.16	12.5%	$18.42	$17.16	7.3%
Available square foot	$18.68	$16.39	14.0%	$17.77	$16.18	9.8%

At September 30:
Square foot occupancy				95.7%	94.6%	1.2%
Annual contract rent per occupied square foot (d)				$19.56	$17.67	10.7%

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
We typically increase rental rates to our long-term tenants (generally, those who have been with us for at least a year) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon balancing the additional revenue from the increase against the negative impact of incremental move-outs, by considering the customer’s in-place rent and prevailing market rents, among other factors.
Revenues generated by our Same Store Facilities increased 14.0% and 9.4% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase is due primarily to (i) a 12.5% and 7.3% increase in realized annual rent per occupied square foot for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, and (ii) a 1.4% and 2.3% increase in average occupancy for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The same store revenue growth for the nine months ended September 30, 2021 was partially offset by a 5.4% decrease in late charges and administrative fees as compared to the same period in 2020.
Our growth in revenues, weighted average square foot occupancy, realized annual rent per occupied square foot, and REVPAF for the nine months ended September 30, 2021 as compared to the same period in 2020 was evident in substantially all of our markets including each of our top 15 markets.
For the three and nine months ended September 30, 2020, our revenues were impacted by our decision to temporarily curtail our tenant rate increase program and additional pricing limitations to existing tenants imposed by local governments due to “State of Emergency” declarations in response to the COVID Pandemic and other disasters in the during 2020. Although most restrictions have recently been lifted, we continue to expect a portion of our revenues to remain impacted throughout 2021.
The increase of realized annual rent per occupied square foot in the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was due to (i) a 23.5% and 28.1% year over year increase in average rates per square foot charged to new tenants moving in during the three and nine months, as a result of strong customer demand across all markets, combined with (ii) rate increases to existing tenants in 2021 as compared to the curtailed increases in 2020. At September 30, 2021, annual contract rent per occupied square foot was 10.7% higher as compared to September 30, 2020.
We experienced high occupancy levels throughout the first nine months of 2021. Our average square foot occupancy levels increased 1.4% and 2.3% on a year over year basis during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, our square foot occupancy was 95.7%. The improvement in occupancy trends was due primarily to improved trends in move-outs, with year over year move-outs down 6.1% and 8.9% in the three and nine months ended September 30, 2021, respectively. This resulted in an increased average length of stay for the three and nine months ended September 30, 2021. An increased average length of stay supports revenue growth, due to more long-term tenants who are eligible for rate increases, and a reduced requirement to replace vacating tenants with new tenants which can lead to increased promotional costs and decrease our pricing leverage. With higher occupancy and pricing trends, we reduced promotional discounts given to new move-in customers for the three and nine months ended September 30, 2021 by 70.3% and 49.2%, respectively, as compared to the same periods in 2020.
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
Late Charges and Administrative Fees
Late charges and administrative fees increased 12.1% for the three months ended September 30, 2021 as compared to the same period of 2020 due primarily to delinquent rent fees being waived in 2020 during the COVID Pandemic. Late charges and administrative fees decreased 5.4% year over year for the nine months ended September 30, 2021 due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and (ii) reduced move-in administrative fees due to lower move-ins.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and nine months ended September 30, 2021 and 2020. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$18.47	$14.95	23.5%	$16.92	$13.21	28.1%
Square footage	23,590	26,548	(11.1)%	71,356	80,138	(11.0)%
Contract revenue gained from move-ins	$108,927	$99,223	9.8%	$905,508	$793,967	14.0%
Promotional discounts given	$5,858	$19,697	(70.3)%	$29,996	$59,105	(49.2)%

Tenants moving out during the period:
Average annual contract rent per square foot	$18.24	$15.52	17.5%	$17.21	$15.52	10.9%
Square footage	24,885	26,496	(6.1)%	68,914	75,611	(8.9)%
Contract revenue lost from move-outs	$113,476	$102,804	10.4%	$889,507	$880,112	1.1%

Revenue Expectations
At September 30, 2021, in place contractual rent was 11.9% higher on a year-over-year basis (comprised of a 1.2% increase in square foot occupancy and a 10.7% increase in annual contract rent per occupied foot).
For the remainder of 2021, we expect continued year-over-year revenue growth supported by strength in rates as a result of stable customer demand.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) decreased 4.6% and 7.4% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, due primarily to decreased marketing, on-site property manager payroll, and property tax expense.
Property tax expense decreased 2.7% and 6.2% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. In 2020 our property tax expense was recognized on an accelerated basis in each of the first three quarters. We expect decreases through the third quarter to be offset by an increase in the fourth quarter of 2021, resulting in an approximate increase of 4.8% for the year ending December 31, 2021 compared to the same period in 2020, due primarily to higher assessed values and, to a lesser extent, increased tax rates. A summary of our 2020 actual and 2021 estimated quarterly property tax expense is presented below. Amount for the three months ended December 31, 2021 is based on our current estimates of 2021’s full-year property tax expense.

		Actual
	2021	2020

	(Amounts in thousands)
For the three months ended:
March 31	$66,481	$72,692
June 30	67,118	72,370
September 30	69,573	71,533
December 31	66,737	41,164
	$269,909	$257,759
On-site property manager payroll expense decreased 8.4% and 19.5% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease is due to (i) a temporary $3.00 hourly incentive increase and enhancement of paid time off benefits to all of our property managers between April 1, 2020 and June 30, 2020 in response to the COVID Pandemic and (ii) a year-over-year decline in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes. In addition, since the second quarter of 2021, we have been experiencing very competitive labor conditions in most geographical markets. In response, on October 1, 2021, we increased the wages of all of our property employees by an average of 7.5%, bringing our average pay for non-resident property employees, those not receiving rent and utility free housing, to $15 per hour.
Repairs and maintenance expense increased 1.0% and 4.9% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Repairs and maintenance expense levels are dependent upon many factors such as (i) sporadic occurrences such as accidents, damage, and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Our utility expenses consist primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 2.0% and 1.8% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease experienced in the three and nine months ended September 30, 2021 is due primarily to investments we are making in energy saving technology such as solar power and LED lights, which generate favorable returns on investment in the form of lower utility usage. We continue to expect a decline in utility expense throughout the remainder of 2021.
Marketing expense comprised principally Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising primarily keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We decreased marketing expense by 43.3% and 37.1% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, given strong demand and high occupancies in many of our same store properties.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 10.4% and 9.0% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Supervisory payroll expense, which represents cash compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 15.4% and 12.6% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, due primarily to lower headcount in 2021 and incentives related to the COVID Pandemic in 2020.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 20.0% and 9.5% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase was due primarily to an increase in IT team costs that support property operations. We expect increases in centralized management costs in the remainder 2021 due to increased headcount.
Share-based compensation expense includes the amortization of restricted share units and stock options granted to management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions are listed above under centralized management costs. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant. For the three and nine months ended September 30, 2021, share-based compensation expense increased 19.8% and 46.1%, respectively, as compared to the same periods in 2020, due primarily to the absence of comparable performance-based share-based compensation expense for the three and nine months ended September 30, 2020 and the accelerated compensation costs recognized in the three and nine months ended September 30, 2021 associated with modifying our share-based compensation plans in July 2020, to allow immediate vesting upon retirement.
Analysis of Same Store Depreciation and Amortization
Depreciation and amortization for Same Store Facilities increased 0.5% and decreased 0.5% in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. We expect modest increases in depreciation expense in the remainder of 2021 due to elevated levels of capital expenditures.

Quarterly Financial Data
The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2021	$646,897	$679,885	$716,050
2020	$625,818	$613,559	$628,286	$637,256	$2,504,919

Total cost of operations:
2021	$180,768	$166,946	$175,609
2020	$188,922	$192,067	$184,068	$146,394	$711,451

Property taxes:
2021	$66,481	$67,118	$69,573
2020	$72,692	$72,370	$71,533	$41,164	$257,759

Repairs and maintenance:
2021	$13,008	$13,053	$13,078
2020	$12,698	$11,650	$12,954	$13,461	$50,763

Marketing:
2021	$14,558	$6,834	$9,143
2020	$14,782	$17,599	$16,131	$13,505	$62,017

REVPAF:
2021	$16.86	$17.77	$18.68
2020	$16.12	$16.01	$16.39	$16.62	$16.29

Weighted average realized annual rent per occupied square foot:
2021	$17.63	$18.32	$19.30
2020	$17.33	$17.00	$17.16	$17.46	$17.24

Weighted average occupancy levels for the period:
2021	95.6%	97.0%	96.8%
2020	93.0%	94.2%	95.5%	95.2%	94.5%

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of September 30, 2021		For the Three Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	213	15.2	$27.98	$25.96	7.8%	98.4%	97.4%	1.0%	$27.53	$25.29	8.9%
San Francisco	130	8.1	28.57	26.37	8.3%	97.1%	97.5%	(0.4)%	27.74	25.71	7.9%
New York	90	6.4	27.94	25.71	8.7%	96.5%	96.7%	(0.2)%	26.98	24.86	8.5%
Seattle-Tacoma	87	5.9	22.69	20.26	12.0%	96.1%	95.3%	0.8%	21.80	19.32	12.8%
Miami	83	5.8	23.19	19.40	19.5%	97.5%	95.5%	2.1%	22.60	18.52	22.0%
Washington DC	89	5.5	23.44	20.98	11.7%	95.4%	95.6%	(0.2)%	22.37	20.06	11.5%
Chicago	129	8.1	17.31	14.78	17.1%	96.2%	95.6%	0.6%	16.66	14.13	17.9%
Atlanta	98	6.4	15.09	12.99	16.2%	97.1%	93.5%	3.9%	14.65	12.15	20.6%
Dallas-Ft. Worth	102	6.6	15.29	13.28	15.1%	96.2%	93.7%	2.7%	14.71	12.45	18.2%
Houston	92	6.4	14.12	12.46	13.3%	94.7%	92.8%	2.0%	13.37	11.56	15.7%
Orlando-Daytona	70	4.5	15.29	13.49	13.3%	96.3%	94.7%	1.7%	14.72	12.78	15.2%
Philadelphia	56	3.5	19.09	16.95	12.6%	97.5%	97.0%	0.5%	18.62	16.45	13.2%
West Palm Beach	40	2.9	21.73	17.87	21.6%	96.6%	95.3%	1.4%	21.00	17.03	23.3%
Tampa	52	3.5	16.12	13.52	19.2%	96.7%	94.3%	2.5%	15.59	12.75	22.3%
Charlotte	50	3.8	12.94	10.97	18.0%	96.7%	94.1%	2.8%	12.51	10.32	21.2%
All other markets	893	56.1	16.08	14.13	13.8%	96.8%	95.5%	1.4%	15.57	13.50	15.3%
Totals	2,274	148.7	$19.30	$17.16	12.5%	96.8%	95.5%	1.4%	$18.68	$16.39	14.0%

Same Store Facilities Operating Trends by Market (Continued)

	For the Three Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	$106,385	$97,749	8.8%	$14,802	$15,875	(6.8)%	$2,503	$2,351	6.5%	$89,080	$79,523	12.0%
San Francisco	57,351	52,987	8.2%	9,243	9,124	1.3%	1,604	1,501	6.9%	46,504	42,362	9.8%
New York	44,463	40,787	9.0%	10,589	11,598	(8.7)%	1,304	1,201	8.6%	32,570	27,988	16.4%
Seattle-Tacoma	32,951	29,251	12.6%	5,620	6,091	(7.7)%	999	1,015	(1.6)%	26,332	22,145	18.9%
Miami	33,813	27,763	21.8%	7,437	7,976	(6.8)%	959	960	(0.1)%	25,417	18,827	35.0%
Washington DC	31,506	28,253	11.5%	6,622	7,006	(5.5)%	929	879	5.7%	23,955	20,368	17.6%
Chicago	35,024	29,753	17.7%	13,904	14,020	(0.8)%	1,396	1,298	7.6%	19,724	14,435	36.6%
Atlanta	24,695	20,524	20.3%	4,414	5,001	(11.7)%	1,094	1,013	8.0%	19,187	14,510	32.2%
Dallas-Ft. Worth	25,106	21,283	18.0%	5,836	6,747	(13.5)%	1,037	984	5.4%	18,233	13,552	34.5%
Houston	22,119	19,145	15.5%	7,021	6,921	1.4%	1,014	954	6.3%	14,084	11,270	25.0%
Orlando-Daytona	17,036	14,824	14.9%	3,309	3,992	(17.1)%	792	705	12.3%	12,935	10,127	27.7%
Philadelphia	17,053	15,075	13.1%	3,728	4,030	(7.5)%	651	663	(1.8)%	12,674	10,382	22.1%
West Palm Beach	15,436	12,530	23.2%	3,362	3,258	3.2%	510	497	2.6%	11,564	8,775	31.8%
Tampa	13,999	11,476	22.0%	3,127	3,442	(9.2)%	575	510	12.7%	10,297	7,524	36.9%
Charlotte	12,404	10,264	20.8%	2,421	2,420	—%	511	481	6.2%	9,472	7,363	28.6%
All other markets	226,709	196,622	15.3%	48,377	52,167	(7.3)%	9,919	9,388	5.7%	168,413	135,067	24.7%
Totals	$716,050	$628,286	14.0%	$149,812	$159,668	(6.2)%	$25,797	$24,400	5.7%	$540,441	$444,218	21.7%

Same Store Facilities Operating Trends by Market (Continued)

	As of September 30, 2021		For the Nine Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	213	15.2	$27.20	$25.87	5.1%	98.2%	96.3%	2.0%	$26.72	$24.90	7.3%
San Francisco	130	8.1	27.67	26.35	5.0%	97.5%	95.5%	2.1%	26.96	25.15	7.2%
New York	90	6.4	27.08	25.76	5.1%	96.5%	94.8%	1.8%	26.13	24.43	7.0%
Seattle-Tacoma	87	5.9	21.66	20.23	7.1%	95.8%	94.0%	1.9%	20.74	19.03	9.0%
Miami	83	5.8	21.77	19.70	10.5%	97.0%	93.8%	3.4%	21.12	18.48	14.3%
Washington DC	89	5.5	22.36	21.04	6.3%	95.6%	94.2%	1.5%	21.38	19.82	7.9%
Chicago	129	8.1	16.30	14.88	9.5%	96.0%	93.6%	2.6%	15.64	13.92	12.4%
Atlanta	98	6.4	14.18	13.17	7.7%	96.2%	92.5%	4.0%	13.64	12.19	11.9%
Dallas-Ft. Worth	102	6.6	14.43	13.37	7.9%	96.0%	92.9%	3.3%	13.84	12.42	11.4%
Houston	92	6.4	13.43	12.64	6.2%	94.4%	91.8%	2.8%	12.68	11.61	9.2%
Orlando-Daytona	70	4.5	14.47	13.53	6.9%	96.2%	94.2%	2.1%	13.92	12.75	9.2%
Philadelphia	56	3.5	18.21	16.72	8.9%	97.4%	95.8%	1.7%	17.73	16.03	10.6%
West Palm Beach	40	2.9	20.35	18.00	13.1%	96.8%	94.2%	2.8%	19.70	16.96	16.2%
Tampa	52	3.5	15.08	13.68	10.2%	96.3%	92.9%	3.7%	14.52	12.71	14.2%
Charlotte	50	3.8	12.14	11.07	9.7%	95.9%	92.3%	3.9%	11.65	10.22	14.0%
All other markets	893	56.1	15.26	14.07	8.5%	96.4%	94.4%	2.1%	14.71	13.28	10.8%
Totals	2,274	148.7	$18.42	$17.16	7.3%	96.5%	94.3%	2.3%	$17.77	$16.18	9.8%

Same Store Facilities Operating Trends by Market (Continued)

	For the Nine Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	$309,560	$289,372	7.0%	$43,786	$49,067	(10.8)%	$8,076	$7,630	5.8%	$257,698	$232,675	10.8%
San Francisco	166,975	156,057	7.0%	26,144	28,237	(7.4)%	5,097	4,752	7.3%	135,734	123,068	10.3%
New York	129,251	121,249	6.6%	31,942	36,059	(11.4)%	4,076	3,890	4.8%	93,233	81,300	14.7%
Seattle-Tacoma	93,997	86,751	8.4%	17,291	19,058	(9.3)%	3,116	3,081	1.1%	73,590	64,612	13.9%
Miami	94,884	83,440	13.7%	20,204	24,161	(16.4)%	3,099	3,060	1.3%	71,581	56,219	27.3%
Washington DC	90,275	84,169	7.3%	19,835	21,656	(8.4)%	2,977	2,857	4.2%	67,463	59,656	13.1%
Chicago	98,584	88,269	11.7%	38,191	40,447	(5.6)%	4,330	4,233	2.3%	56,063	43,589	28.6%
Atlanta	69,054	62,154	11.1%	13,681	15,608	(12.3)%	3,555	3,196	11.2%	51,818	43,350	19.5%
Dallas-Ft. Worth	70,909	63,964	10.9%	17,132	20,695	(17.2)%	3,297	3,151	4.6%	50,480	40,118	25.8%
Houston	62,932	57,889	8.7%	20,153	20,533	(1.9)%	3,184	3,095	2.9%	39,595	34,261	15.6%
Orlando-Daytona	48,397	44,561	8.6%	10,174	12,202	(16.6)%	2,478	2,156	14.9%	35,745	30,203	18.3%
Philadelphia	48,695	44,354	9.8%	11,455	12,126	(5.5)%	2,031	2,114	(3.9)%	35,209	30,114	16.9%
West Palm Beach	43,471	37,589	15.6%	9,404	9,713	(3.2)%	1,634	1,553	5.2%	32,433	26,323	23.2%
Tampa	39,156	34,456	13.6%	9,068	10,510	(13.7)%	1,847	1,639	12.7%	28,241	22,307	26.6%
Charlotte	34,659	30,590	13.3%	6,808	7,326	(7.1)%	1,626	1,551	4.8%	26,225	21,713	20.8%
All other markets	642,033	582,799	10.2%	146,525	159,938	(8.4)%	31,107	29,763	4.5%	464,401	393,098	18.1%
Totals	$2,042,832	$1,867,663	9.4%	$441,793	$487,336	(9.3)%	$81,530	$77,721	4.9%	$1,519,509	$1,302,606	16.7%

Acquired Facilities
The Acquired Facilities represent 232 facilities that we acquired in 2019, 2020, and within the first nine months of 2021. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change (a)	2021	2020	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2019 Acquisitions	$11,180	$8,141	$3,039	$30,249	$22,735	$7,514
2020 Acquisitions	15,613	2,860	12,753	38,451	5,368	33,083
2021 Acquisitions	35,394	—	35,394	56,051	—	56,051
Total revenues	62,187	11,001	51,186	124,751	28,103	96,648

Cost of operations (b):
2019 Acquisitions	3,509	3,034	475	10,225	9,960	265
2020 Acquisitions	6,113	1,846	4,267	18,990	3,670	15,320
2021 Acquisitions	10,442	—	10,442	16,703	—	16,703
Total cost of operations	20,064	4,880	15,184	45,918	13,630	32,288

Net operating income:
2019 Acquisitions	7,671	5,107	2,564	20,024	12,775	7,249
2020 Acquisitions	9,500	1,014	8,486	19,461	1,698	17,763
2021 Acquisitions	24,952	—	24,952	39,348	—	39,348
Net operating income	42,123	6,121	36,002	78,833	14,473	64,360
Depreciation and amortization expense	(55,986)	(7,223)	(48,763)	(114,297)	(22,292)	(92,005)
Net loss	$(13,863)	$(1,102)	$(12,761)	$(35,464)	$(7,819)	$(27,645)

At September 30:
Square foot occupancy:
2019 Acquisitions				94.0%	91.5%	2.7%
2020 Acquisitions				90.0%	80.0%	12.5%
2021 Acquisitions				87.0%	—	—
				89.1%	88.0%	1.3%
Annual contract rent per occupied square foot:
2019 Acquisitions				$14.96	$11.41	31.1%
2020 Acquisitions				14.03	13.00	7.9%
2021 Acquisitions				17.57	—	—
				$16.12	$11.85	36.0%
Number of facilities:
2019 Acquisitions				44	44	—
2020 Acquisitions				62	19	43
2021 Acquisitions				126	—	126
				232	63	169
Net rentable square feet (in thousands):
2019 Acquisitions				3,154	3,154	—
2020 Acquisitions				5,075	1,385	3,690
2021 Acquisitions				10,295	—	10,295
				18,524	4,539	13,985

ACQUIRED FACILITIES (Continued)

As of September 30, 2021
Costs to acquire (in thousands):
2019 Acquisitions	$429,850
2020 Acquisitions	796,065
2021 Acquisitions	2,845,284
$4,071,199
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
The Acquired Facilities have an aggregate of approximately 18.5 million net rentable square feet, including 3.6 million in Maryland, 1.9 million in Virginia, 1.8 million in Texas, 0.8 million in Florida, 0.7 million in each of Arizona and Georgia, 0.6 million in each of California, Illinois, Indiana, Ohio and South Carolina, 0.5 million in each of Idaho, Michigan, Nebraska, North Carolina and Pennsylvania, 0.4 million in each of Colorado, Minnesota and Washington, 0.3 million in each of Alabama, Massachusetts, Missouri and Tennessee and 1.1 million in other states.
For the nine months ended September 30, 2021, the weighted average annualized yield on cost, based upon net operating income, for the 44 facilities acquired in 2019 was 6.2%. The yield for the facilities acquired in 2020 is not meaningful due to the presence of unstabilized facilities. The yield for the facilities acquired in the nine months ended September 30, 2021 is not meaningful due to our limited ownership period.
On April 28, 2021, we closed the acquisition of the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion, which includes 47 self-storage facilities and one property that is under construction. Included in the 2021 Acquisition results in the table above are revenues of $22.7 million, NOI of $17.8 million (including Direct NOI of $18.4 million) and square footage occupancy of 93.8% for the three months ended September 30, 2021.
Subsequent to September 30, 2021, we acquired or were under contract to acquire 107 self-storage facilities across 16 states with 11.8 million net rentable square feet, for $2.3 billion. These include the All Storage portfolio of 56 properties (7.5 million net rentable square feet) that we are under contract to acquire for $1.5 billion. The acquisition, which is subject to the satisfaction of customary closing conditions, is expected to close in two separate tranches, with seven self-storage facilities closing in November 2021 and 49 self-storage facilities closing in December 2021.
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
Analysis of Depreciation and Amortization of Acquired Facilities
Depreciation and amortization with respect to the Acquired Facilities for the three months ended September 30, 2021 and 2020 totaled $56.0 million and $7.2 million, respectively, and $114.3 million and $22.3 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include (i) depreciation of the acquired buildings, which is recorded generally on a straight line basis over a 25 year period, and (ii) amortization of cost allocated to the tenants in place upon acquisition of a facility, which is recorded based upon the benefit of such existing tenants to each period and thus is highest when the facility is first acquired and declines as such tenants vacate. With respect to the Acquired Facilities owned at September 30, 2021, depreciation of buildings and amortization of tenant intangibles is expected to aggregate approximately $166.2 million in the year ending December 31, 2021. There will be additional depreciation and amortization of tenant intangibles with respect to new buildings that are acquired in the remainder of 2021.

Developed and Expanded Facilities
The developed and expanded facilities include 68 facilities that were developed on new sites since January 1, 2016, and 71 facilities subject to expansion of their net rentable square footage. Of these expansions, 44 were completed at January 1, 2020, 19 were completed in the 21 months ended September 30, 2021, and 8 are currently in process or are expected to commence renovation in 2021. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change (a)	2021	2020	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2016	$9,241	$7,237	$2,004	$25,459	$20,942	$4,517
Developed in 2017	7,317	5,520	1,797	20,021	15,761	4,260
Developed in 2018	7,569	5,267	2,302	20,391	14,467	5,924
Developed in 2019	3,313	1,831	1,482	8,470	4,349	4,121
Developed in 2020	1,062	79	983	2,093	86	2,007
Developed in 2021	558	—	558	706	—	706
Expansions completed before 2020	17,568	11,978	5,590	46,770	33,738	13,032
Expansions completed in 2020 or 2021	6,554	3,935	2,619	16,178	11,601	4,577
Expansions in process	1,918	2,528	(610)	5,872	7,505	(1,633)
Total revenues	55,100	38,375	16,725	145,960	108,449	37,511

Cost of operations (b):
Developed in 2016	2,384	2,480	(96)	7,214	7,584	(370)
Developed in 2017	2,540	2,702	(162)	7,461	7,685	(224)
Developed in 2018	2,669	2,605	64	7,774	7,993	(219)
Developed in 2019	1,222	1,159	63	3,917	3,546	371
Developed in 2020	432	157	275	1,275	209	1,066
Developed in 2021	400	—	400	890	—	890
Expansions completed before 2020	6,323	6,456	(133)	18,512	17,571	941
Expansions completed in 2020 or 2021	2,615	1,559	1,056	6,981	4,560	2,421
Expansions in process	474	617	(143)	1,548	1,868	(320)
Total cost of operations	19,059	17,735	1,324	55,572	51,016	4,556

Net operating income (loss):
Developed in 2016	6,857	4,757	2,100	18,245	13,358	4,887
Developed in 2017	4,777	2,818	1,959	12,560	8,076	4,484
Developed in 2018	4,900	2,662	2,238	12,617	6,474	6,143
Developed in 2019	2,091	672	1,419	4,553	803	3,750
Developed in 2020	630	(78)	708	818	(123)	941
Developed in 2021	158	—	158	(184)	—	(184)
Expansions completed before 2020	11,245	5,522	5,723	28,258	16,167	12,091
Expansions completed in 2020 or 2021	3,939	2,376	1,563	9,197	7,041	2,156
Expansions in process	1,444	1,911	(467)	4,324	5,637	(1,313)
Net operating income	36,041	20,640	15,401	90,388	57,433	32,955
Depreciation and amortization expense	(14,977)	(13,596)	(1,381)	(46,126)	(39,796)	(6,330)
Net income	$21,064	$7,044	$14,020	$44,262	$17,637	$26,625

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of September 30,
	2021	2020	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2016	93.0%	91.8%	1.3%
Developed in 2017	91.7%	89.2%	2.8%
Developed in 2018	90.5%	87.1%	3.9%
Developed in 2019	89.9%	84.7%	6.1%
Developed in 2020	90.0%	31.7%	183.9%
Developed in 2021	44.0%	—	—
Expansions completed before 2020	89.9%	82.3%	9.2%
Expansions completed in 2020 or 2021	78.3%	67.1%	16.7%
Expansions in process	82.5%	82.9%	(0.5)%
	87.3%	83.0%	5.2%
Annual contract rent per occupied square foot:
Developed in 2016	$18.26	$14.73	24.0%
Developed in 2017	15.35	12.08	27.1%
Developed in 2018	16.18	11.99	34.9%
Developed in 2019	13.65	8.64	58.0%
Developed in 2020	15.16	8.96	69.2%
Developed in 2021	13.64	—	—
Expansions completed before 2020	13.43	10.25	31.0%
Expansions completed in 2020 or 2021	15.33	15.14	1.3%
Expansions in process	20.12	18.59	8.2%
	$15.15	$11.99	26.4%
Number of facilities:
Developed in 2016	16	16	—
Developed in 2017	16	16	—
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	2	1
Developed in 2021	4	—	4
Expansions completed before 2020	44	44	—
Expansions completed in 2020 or 2021	19	18	1
Expansions in process	8	8	—
	139	133	6
Net rentable square feet (in thousands) (c):
Developed in 2016	2,141	2,141	—
Developed in 2017	2,040	2,040	—
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	246	101
Developed in 2021	502	—	502
Expansions completed before 2020	5,822	5,818	4
Expansions completed in 2020 or 2021	2,576	1,619	957
Expansions in process	446	479	(33)
	17,000	15,469	1,531

As of September 30, 2021
Costs to develop (in thousands):
Developed in 2016	$257,585
Developed in 2017	239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	89,125
Expansions completed before 2020 (d)	381,940
Expansions completed in 2020 or 2021 (d)	178,768
$1,601,926
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 17.0 million net rentable square feet at September 30, 2021, including 6.0 million in Texas, 2.6 million in Florida, 1.9 million in California, 1.5 million in Colorado, 1.1 million in Minnesota, 0.8 million in North Carolina, 0.6 million in Washington, 0.4 million in each of Missouri and Virginia, 0.3 million in each of Georgia, Michigan, New Jersey and South Carolina and 0.5 million in other states.
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
Our existing unstabilized facilities continued to fill up in terms of occupancies consistent with our general expectations during the nine months ended September 30, 2021, and we expect that trend to continue. Our unstabilized facilities are affected by the same market dynamics that affect our Same Store properties. Accordingly, whether we ultimately achieve our yield expectations, and the timeframe for reaching stabilized cash flows, depends largely upon the same factors affecting aggregate demand, move-ins, move-outs, and realized annual rent per occupied square foot for our Same Store Facilities as set forth under “Analysis of Same Store Revenue” above.
At September 30, 2021, we had a development pipeline to develop 21 new self-storage facilities and expand 31 existing self-storage facilities, which will add approximately 4.6 million net rentable square feet at a cost of $730.6 million. We expect to continue to seek to add projects to maintain a robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.
We typically underwrite new developments to stabilize at approximately an 8.0% NOI yield on cost. Our developed facilities have thus far leased-up as expected and are at various stages of their revenue stabilization periods. The actual annualized yields that we may achieve on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property and the level of new and existing supply.
We have 21 additional newly developed facilities in process, which will have a total of 1.7 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $272.8 million. We expect these facilities to open over the next 18 to 24 months.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at September 30, 2021 We incurred a total of $560.7 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 5.3 million net rentable square feet of new storage space.
The facilities under “expansions in process” represent those facilities where development is in process at September 30, 2021 or which will commence construction by December 31, 2021. We have a pipeline to add a total of 2.9 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $457.8 million.
Analysis of Depreciation and Amortization of Developed and Expanded Facilities
Depreciation and amortization with respect to the Developed and Expanded Facilities totaled $15.0 million and $46.1 million for the three and nine months ended September 30, 2021, respectively, as compared to $13.6 million and $39.8 million for the same periods in 2020. These amounts represent depreciation of the developed buildings and, in the case of the expanded facilities, the legacy depreciation on the existing buildings. With respect to the Developed and Expanded Facilities completed at September 30, 2021, depreciation of buildings is expected to aggregate approximately $62.5 million in the year ending December 31, 2021. There will be additional depreciation of new buildings that are developed or expanded in the remainder of 2021.
Other non-same store facilities
The “other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2019, due primarily to casualty events such as hurricanes, floods, and fires.
The other non-same store facilities have an aggregate of 2.2 million net rentable square feet, including 0.6 million in Texas, 0.3 million in California, 0.2 million in each of Georgia, Ohio and Tennessee and 0.7 million in other states.
The net operating income for these facilities was $4.9 million and $13.4 million in the three and nine months ended September 30, 2021, respectively, as compared to $3.8 million and $11.0 million for the same periods in 2020. During the three and nine months ended September 30, 2021, the average occupancy for these facilities totaled 93.1% and 91.8%, respectively, as compared to 89.8% and 84.2% for the same periods in 2020, and the realized rent per occupied square feet totaled $14.27 and $13.66, respectively, as compared to $12.77 and $13.31 for the same periods in 2020.
Over the longer term, we expect the growth in operations of these facilities to be similar to that of our Same Store facilities. However, in the short run, year over year comparisons will vary due to the impact of the underlying events which resulted in these facilities being classified as non-same store.
Depreciation and amortization with respect to the other non-same store facilities totaled $4.9 million and $15.6 million for the three and nine months ended September 30, 2021, respectively, as compared to $5.4 million and $16.1 million for the same periods in 2020. We expect that depreciation for the remainder of 2021 will approximate the level experienced in the nine months ended September 30, 2021.

Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., management of property owned by unrelated third parties, and the sale of merchandise at our self-storage facilities. The following table sets forth our ancillary operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$42,774	$38,698	$4,076	$123,271	$110,327	$12,944
Merchandise	7,384	8,010	(626)	21,932	23,005	(1,073)
Third party property management	4,263	3,888	375	12,455	10,508	1,947
Total revenues	54,421	50,596	3,825	157,658	143,840	13,818
Cost of operations:
Tenant reinsurance	11,029	6,544	4,485	26,115	20,611	5,504
Merchandise	4,476	4,850	(374)	13,148	13,510	(362)
Third party property management	4,230	3,780	450	12,781	9,960	2,821
Total cost of operations	19,735	15,174	4,561	52,044	44,081	7,963
Net operating income (loss):
Tenant reinsurance	31,745	32,154	(409)	97,156	89,716	7,440
Merchandise	2,908	3,160	(252)	8,784	9,495	(711)
Third party property management	33	108	(75)	(326)	548	(874)
Total net operating income	$34,686	$35,422	$(736)	$105,614	$99,759	$5,855
Tenant reinsurance operations: Our customers have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies and thereby assumes all risk of losses under these policies and receives reinsurance premiums substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company. Such reinsurance premiums are shown as “Tenant reinsurance premiums” in the above table.
Tenant reinsurance premium revenue increased $4.1 million or 10.5% for the three months ended September 30, 2021, and increased $12.9 million or 11.7% for the nine months ended September 30, 2021, in each case as compared to the same period in 2020. The increase is due to higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities. Tenant reinsurance revenue with respect to the Same Store Facilities totaled $33.7 million and $100.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $32.8 million and $95.2 million for the same periods in 2020.
We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Cost of operations were $11.0 million and $26.1 million for the three and nine months ended September 30, 2021, respectively, as compared to $6.5 million and $20.6 million for the same periods in 2020.
Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2021.
Third party property management: At September 30, 2021, we manage 102 facilities for unrelated third parties, and were under contract to manage 43 additional facilities including 37 facilities that are currently under construction. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of lease-up for newly managed properties.

Revenues and cost operations from our third party management activities of $3.9 million and $3.8 million, respectively, for the three months ended September 30, 2020, and $10.5 million and $10.0 million, respectively, for the nine months ended September 30, 2020, previously reported within interest and other income, have been reclassified to third party property management revenues and third party property management cost of operations, respectively, to conform to the September 30, 2021 presentation.
Equity in earnings of unconsolidated real estate entities
For all periods presented, we have equity investments in PSB and Shurgard, which we account for on the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$27,110	$16,548	$10,562	$62,494	$51,513	$10,981
Shurgard	5,750	4,692	1,058	18,888	11,350	7,538
Total equity in earnings	$32,860	$21,240	$11,620	$81,382	$62,863	$18,519
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
At September 30, 2021, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.
Equity in earnings from PSB increased $10.6 million and $11.0 million in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Included in our equity earnings from PSB is our equity share of gains on sale of real estate totaling $12.4 million and $20.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $3.2 million and $11.3 million in the same periods in 2020. PSB’s filings and selected financial information, including discussion of the factors that affect its earnings, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.
Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.
At September 30, 2021, Shurgard owned 247 self-storage facilities with approximately 13 million net rentable square feet. Shurgard pays us license fees for use of the Shurgard® trademark, as described in more detail in Note 4 to our September 30, 2021 financial statements.
Equity in earnings from Shurgard increased $1.1 million and $7.5 million in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Shurgard’s public filings and publicly reported information, including discussion of the factors that affect its earnings, can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.159 U.S. Dollars per Euro at September 30, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.179 and 1.168 for the three months ended September 30, 2021 and 2020, respectively, and average exchange rates of 1.196 and 1.124 for the nine months ended September 30, 2021 and 2020, respectively.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(Amounts in thousands)

Share-based compensation expense	$9,746	$5,278	$4,468	$30,019	$11,080	$18,939
Costs of senior executives	850	327	523	2,550	2,294	256
Development and acquisition costs	1,857	1,620	237	5,411	8,319	(2,908)
Tax compliance costs and taxes paid	4,433	1,711	2,722	7,879	4,740	3,139
Legal costs	4,065	1,933	2,132	7,619	5,189	2,430
Public company costs	1,723	963	760	4,940	3,171	1,769
Other costs	9,008	6,430	2,578	20,578	18,441	2,137
Total	$31,682	$18,262	$13,420	$78,996	$53,234	$25,762
Share-based compensation expense includes the amortization of restricted share units and stock options granted to certain corporate employees and trustees. We corrected our prior period financial statement presentation of share-based compensation expense and dividends paid on RSUs between general and administrative expense and self-storage cost of operations. As a result, we revised our statement of income for the three and nine months ended September 30, 2020 with an increase in self-storage cost of operations of $3.1 million and $9.4 million, respectively, and a corresponding decrease to general and administrative expenses. This immaterial correction had no impact on our total expenses or net income. The correction also had no impact on the balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the three and nine months ended September 30, 2020.
Share-based compensation expense for management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations, are included as self-storage cost of operations. See “Same Store Facilities” for further information. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant.
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
For the three and nine months ended September 30, 2021, share-based compensation expense increased $4.5 million and $18.9 million, respectively, as compared to the same periods in 2020, primarily due to (i) the absence of comparable performance-based share-based compensation expense for the three and nine months ended September 30, 2020, (ii) the accelerated compensation costs recognized in the three and nine months ended September 30, 2021 associated with modifying our share-based compensation plans in July 2020, to allow immediate vesting upon retirement and (iii) revaluation of certain awards previously classified as a liability during the second quarter of 2021.
Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $3.5 million and $10.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $2.8 million and $8.9 million for the same periods in 2020, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During the nine months ended September 30, 2020, we incurred $3.2 million in costs associated with the write-off of cancelled development projects.
Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the costs of filing tax returns, and other costs associated with complying with federal and state tax laws. Such costs vary primarily based upon the tax rates and the level of our operations of the various states in which we do business. For the three and nine months ended September 30, 2021, state income tax increased $2.8 million and $3.2 million, respectively, as compared to the same periods in 2020, due to rising taxable income in certain states where there are differences between federal and state tax laws. We expect continued increases in state income taxes through the end of 2021.
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
Other costs represent certain professional and consulting fees, payroll, and overhead that are not attributable to our property operations. Such costs include nonrecurring and variable items, including $1.6 million in due diligence costs incurred in the three months ended September 30, 2020, in connection with our non-binding proposal, which we did not proceed with, to acquire 100% of the stapled securities of National Storage REIT. The level of these costs depends upon corporate activities and initiatives.
Interest and other income: Interest and other income is comprised primarily of the net income from our commercial operations, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. Amounts attributable to commercial operations was $2.0 million and $6.2 million in the three and nine months ended September 30, 2021, respectively, as compared to the $2.1 million and $6.4 million for the same periods of 2020. Excluding the aforementioned amounts attributable to our commercial operations, interest and other income decreased $3.7 million and $9.4 million in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The reduction was primarily due to $3.5 million and $5.5 million in aggregate received during the three and nine months ended September 30, 2020, respectively, related to litigation settlements and the early repayment of notes receivable. Interest earned on cash balances decreased by $3.4 million from the nine months ended September 30, 2020 to the same period in 2021, reflecting a year-over-year decrease in average interest rate as well as average cash balance on hand. The level of other interest and income items in the remainder of 2021 will be dependent upon the level of cash balances we retain, interest rates, and the level of other income items.
Interest expense: For the three and nine months ended September 30, 2021, we incurred $24.6 million and $63.6 million, respectively, of interest on our outstanding debt, as compared to $15.1 million and $44.6 million for the same periods in 2020. In determining interest expense, these amounts were offset by capitalized interest of $0.9 million and $2.6 million during the three and nine months ended September 30, 2021, respectively, associated with our development activities, as compared to $0.8 million and $2.5 million for the same periods in 2020. The increase of interest expense in the three and nine months ended September 30, 2021, as compared to the same periods in 2020, is due to our issuances of (i) $500 million of senior notes on January 19, 2021 bearing interest at an annual rate of 0.875% and maturing on February 15, 2026, (ii) $700 million, $650 million and $650 million of senior notes on April 23, 2021 bearing interest at an annual rate of SOFR +0.47% (reset quarterly), 1.85% and 2.30%, respectively, and (iii) €700 million of Euro-denominated unsecured notes on September 9, 2021 bearing interest at an annual rate of 0.500% and maturing on September 9, 2030. At September 30, 2021, we had $5.8 billion of debt outstanding, with a weighted average interest rate of approximately 1.8%.
Foreign Currency Exchange Gain (Loss): For the three and nine months ended September 30, 2021, we recorded foreign currency gains of $40.9 million and $73.6 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and nine months ended September 30, 2020, we recorded foreign currency translation losses of $41.9 million and $52.3 million, respectively. The Euro was translated at exchange rates of approximately 1.159 U.S. Dollars per Euro at September 30, 2021, 1.226 at December 31, 2020, 1.172 at September 30, 2020 and 1.122 at December 31, 2019. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.
Gain on Sale of Real Estate: In the three and nine months ended September 30, 2021, we recorded $0.3 million and $13.7 million in gains, respectively, and in the nine months ended September 30, 2020, we recorded gains totaling $1.1 million, primarily in connection with the partial or complete sale of real estate facilities pursuant to eminent domain proceedings.
Net Income Allocable to Preferred Shareholders: Net income allocable to preferred shareholders based upon distributions decreased from $53.9 million and $158.8 million in the three and nine months ended September 30, 2020, respectively, to $46.2 million and $138.5 million in the same period in 2021. This decrease is due primarily to lower average coupon rates of recently issued preferred stock compared to recent series we have redeemed. We also allocated income from our common shareholders to the holders of our preferred shares of $17.0 million in the nine months ended September 30, 2021, and $23.3 million and $38.4 million in the three and nine months ended September 30, 2020, respectively, in connection with the redemption of preferred securities. Based upon our preferred shares outstanding at September 30, 2021, our quarterly distribution to our preferred shareholders is expected to be approximately $46.1 million.
Liquidity and Capital Resources
While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. This requirement limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth.
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
Capital needs in excess of retained cash flow are met with: (i) medium and long-term debt, (ii) preferred equity, and (iii) common equity. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants. We view our line of credit, as well as any short-term bank loans, as bridge financing.
We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2021 and November 1, 2021, there were no borrowings outstanding on the revolving line of credit, however, we do have approximately $21.2 million of outstanding letters of credit which limits our borrowing capacity to $478.8 million. Our line of credit matures on April 19, 2024.
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
Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for interest payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.
Our expected capital resources include: (i) $958.2 million of cash as of September 30, 2021 and (ii) approximately $600.0 million of expected retained operating cash flow over the next twelve months. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures.
Our currently identified capital needs consist primarily of (i) $2.3 billion in property acquisitions currently under contract, (ii) $502.2 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, and (iii) $502.6 million in scheduled principal repayments in 2022, including $500.0 million for our senior notes which mature on September 15, 2022. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential capital needs could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or mergers and acquisition activities; however, there can be no assurance of any such activities transpiring in the near or longer term.
In the near term, to fund property acquisitions under contract including our $1.5 billion acquisition of All Storage portfolio, we expect to issue unsecured debt. Over the long term, to the extent that our capital needs exceed our capital resources, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.
Required Debt Repayments: As of September 30, 2021, the principal outstanding on our debt totaled approximately $5.8 billion, consisting of $23.6 million of secured debt, $1.8 billion of Euro-denominated unsecured debt and $4.0 billion of U.S. Dollar denominated unsecured debt. Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2021	$251
2022	502,574
2023	19,219
2024	816,020
2025	280,615
Thereafter	4,192,080
$5,810,759
On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. On April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of SOFR + 0.47%, 1.85% and 2.30%, respectively, and maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively. On September 9, 2021, we completed a public offering of €700.0 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.500% and maturing on September 9, 2030.
Our debt is well-laddered and we plan to refinance our 2022 unsecured notes when it comes due in September 2022.
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
Capital expenditures totaled $177.6 million in the first nine months of 2021, and are expected to approximate $250.0 million for the year ending December 31, 2021. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to spend approximately $120 million in 2021 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which are expected to approximate $36 million for the year ending December 31, 2021.
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
On October 27, 2021, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of December 2021. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our Preferred Shares outstanding at September 30, 2021 is approximately $184.2 million per year.
We estimate we will pay approximately $6.2 million per year in distributions to noncontrolling interests outstanding at September 30, 2021.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to September 30, 2021, we acquired or were under contract to acquire 107 self-storage facilities for a total purchase price of $2.3 billion. 10 of these properties are under construction and expected to close as they are completed in the remainder of 2021 and 2022.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of September 30, 2021, we had development and expansion projects at a total cost of approximately $730.6 million. Costs incurred through September 30, 2021 were $228.4 million, with the remaining cost to complete of $502.2 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of November 1, 2021, our 4.900% Series E Preferred Shares ($350 million) is eligible for redemption, at our option and with 30 days’ notice. See Note 8 to our September 30, 2021 financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended September 30, 2021, we did not repurchase any of our common shares. From the inception of the repurchase program through November 1, 2021, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.
Contractual Obligations
Our significant contractual obligations as September 30, 2021 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Interest and principal payments on debt (1)	$6,412,827	$24,531	$596,188	$103,920	$897,029	$357,120	$4,434,039
Leases commitments (2)	66,325	668	3,122	2,966	2,934	2,897	53,738
Construction commitments (3)	134,064	38,313	93,871	1,880	—	—	—
Total	$6,613,216	$63,512	$693,181	$108,766	$899,963	$360,017	$4,487,777
(1)Represents contractual principal and interest payments. Amounts with respect to certain Euro-denominated debt are based upon exchange rates at September 30, 2021. See Note 6 to our September 30, 2021 financial statements for further information.
(2)Represents future contractual payments on land, equipment and office space under various lease commitments.
(3)Represents future expected payments for construction under contract at September 30, 2021.
The annual distribution requirement with respect to our Preferred Shares outstanding at September 30, 2021 is approximately $184.2 million per year. Dividends are paid when and if declared by our Board and accumulate if not paid.
Off-Balance Sheet Arrangements: At September 30, 2021, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $5.8 billion and represents 64.0% of the book value of our equity at September 30, 2021.
The fair value of our debt at September 30, 2021 is approximately $5.9 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 1.8% at September 30, 2021. See Note 6 to our September 30, 2021 financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total

Debt	$251	$502,574	$19,219	$816,020	$280,615	$4,192,080	$5,810,759
We have foreign currency exposure at September 30, 2021 related to (i) our investment in Shurgard, with a book value of $327.9 million, and a fair value of $1.7 billion based upon the closing price of Shurgard’s stock on September 30, 2021, and (ii) €1.5 billion ($1.8 billion) of Euro-denominated unsecured notes payable.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through November 1, 2021, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2021. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
Preferred Share Redemptions
We redeemed, pursuant to our option to redeem such shares, 13,000,000 of our 4.950% Series D preferred shares in July 2021, at $25.00 per share.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c)

3.1
Articles Supplementary for Public Storage 3.950% Cumulative Preferred Shares, Series Q. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 10, 2021 and incorporated by reference herein.

4.1
Eighth Supplemental Indenture, dated as of September 9, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 9, 2021 and incorporated by reference herein.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 1, 2021
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President & Chief Financial Officer (Principal financial officer and duly authorized officer)