Form 10-K
period 2021-12-31
Public Storage
filed 2022-02-22
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021.
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
(818) 244-8080
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of exchange on which registered

Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series P, $0.01 par value	PSAPrP	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.950% Cum Pref Share, Series Q, $0.01 par value	PSAPrQ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series R, $0.01 par value	PSAPrR	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.100% Cum Pref Share, Series S, $0.01 par value	PSAPrS	New York Stock Exchange
0.875% Senior Notes due 2032	PSA32	New York Stock Exchange
0.500% Senior Notes due 2030	PSA30	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2021:
Common Shares, $0.10 par value per share – $45,156,391,000 (computed on the basis of $300.69 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2021).
As of February 18, 2022, there were 175,462,248 outstanding Common Shares, $0.10 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I
ITEM 1.    Business
Cautionary Statement Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document, other than statements of historical fact, are forward-looking statements and may be identified by the use of the words "expects,"  "believes,"  "anticipates," "should," "estimates" and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" of this report and in our other filings with the Securities and Exchange Commission (the “SEC”). These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels and insurance, adverse economic effects from the COVID-19 Pandemic or similar public health events, increases in the costs of our primary customer acquisition channels, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems or technology.
These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this cautionary statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except when expressly required by law. Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.
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
Self-storage Operations:
We acquire, develop, own and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the United States ("U.S.") with physical presence in most major markets and 39 states. We believe our scale, brand name and technology platform afford us competitive advantages. At December 31, 2021, we held interests in and consolidated 2,787 self-storage facilities (an aggregate of 198 million net rentable square feet of space) operating under the Public Storage® name.
Other Operations:
Our customers have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities, as well as those we manage for third parties. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies and thereby assumes all risk of losses under these policies and receives reinsurance premiums substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company. These policies cover claims for losses related to specified events up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program but purchase insurance from an independent third party insurer to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. At December 31, 2021, there were approximately 1.2 million certificates of insurance held by our self-storage customers, representing aggregate coverage of approximately $4.9 billion.

At December 31, 2021, we managed 93 facilities for third parties, and were under contract to manage 59 additional facilities including 54 facilities that are currently under construction. In addition, we sell merchandise, primarily locks and cardboard boxes at our self-storage facilities.
We hold a 41% equity interest in PS Business Parks, Inc. (“PSB”) and a 35% interest in Shurgard Self Storage SA (“Shurgard”). PSB is a publicly held REIT traded on the NYSE under the "PSB" symbol that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks. At December 31, 2021, PSB owned and operated 28 million rentable square feet of commercial space. Shurgard is a public company traded on Euronext Brussels under the “SHUR” symbol. At December 31, 2021, Shurgard owned and operated 253 self-storage facilities (14 million net rentable square feet) located in seven countries in Western Europe under the Shurgard® name.
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
We report annually to the SEC on Form 10-K, which includes consolidated financial statements certified by our independent registered public accountants. We also report quarterly to the SEC on Form 10-Q, which includes unaudited consolidated financial statements. We expect to continue such reporting.
On our website, www.publicstorage.com, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements, and other reports required to be filed with the SEC, as well as all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Competition
Ownership and operation of self-storage facilities is highly fragmented. As the largest owner of self-storage facilities, we believe that we own approximately 9% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 19%, with the remaining 81% owned by regional and local operators. We believe our Public Storage® brand awareness is a competitive advantage in acquiring customers relative to other self-storage operators.
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
Technology
We believe technology enables revenue optimization and cost efficiencies. Over the past few years we have invested in technologies that we believe have enabled us to operate and compete more effectively by providing customers with a modern digital experience.
Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:
•Our Desktop and Mobile Websites: The online marketing channel is a key source of customers. Approximately 76% of our move-ins in 2021 were sourced through our website and we believe that many of our other customers who reserved directly through our customer care center or arrived at a facility and moved in without a reservation, have reviewed our pricing and availability online through our websites. We seek to regularly update the structure, layout, and content of our website in order to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns, and to maximize users’ likelihood of reserving space on our website.
•Our Customer Care Center: Our customer care center is staffed by skilled sales specialists and customer service representatives. Customers reach our customer care center by calling our advertised toll-free telephone numbers provided on search engines, from our website, the Public Storage App, or from our in-store kiosks. We believe giving customers the option to interact with a live agent, despite the higher marginal cost relative to a reservation made on our website, enhances our ability to close sales with potential customers and results in greater satisfaction. In 2021, we added live internet chat capability as another channel for our customers to engage our agents, cost effectively improving customer responsiveness.
•Our Properties: Customers can also shop at any one of our facilities. Property managers access the same information that is available on our website and to our customer care center agents and can inform the customer of available space at that site or at our other nearby storage facilities. Property managers are trained to maximize the conversion of such “walk in” shoppers into customers. We are expanding the use of in-store kiosks to give customers the options of a full self-service experience or a two-way video assisted service via our existing customer care center.
eRental® move-in process: To further enhance the move-in experience, in 2020 we initiated our “eRental®” process whereby prospective tenants (including those who initially reserved a space) are able to execute their rental agreement from their smartphone or computer and then go directly to their space on the move-in date. Approximately half of customers elected this “eRental®” process during 2021.
Public Storage App: During the fourth quarter of 2020, we implemented an industry leading customer smartphone application. The Public Storage App provides our customers with digital access to our properties, as well as payment and other account management functions.
Centralized information networks: Our centralized reporting and information network enables us to identify changing market conditions and operating trends as well as analyze customer data and, on an automated basis, quickly change each of our individual property’s pricing and promotions, as well as to drive marketing spending such as the relative level of bidding for various paid search terms on paid search engines.
Growth and Investment Strategies
Our ongoing growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring and developing facilities and (iii) growing ancillary business activities including tenant reinsurance and third-party management services. While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.
Improve the operating performance of existing facilities: We regularly update and enhance our strategies to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We maximize revenues through striking the appropriate balance between occupancy and rates to new and existing tenants by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing customers, and (iii) our marketing spending and intensity. We inform these pricing and marketing decisions by observing their impact on web and customer care center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.
Acquire existing properties: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities. Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities. Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our return on capital expectations.
Develop new self-storage facilities and expand existing facilities: The development of new self-storage locations and the expansion of existing facilities has been an important source of our growth. Our operating experience in major markets and experience in stabilizing new properties provides us advantages in developing new facilities. We plan to increase our development activity when attractive risk adjusted return profile with yields above those of acquisitions. However, our level of development is dependent upon many factors, including the cost and availability of land, the cost and availability of construction materials and labor, zoning and permitting limitations, our cost of capital, the cost of acquiring facilities relative to developing new facilities, as well as local demand and economic conditions.
Grow ancillary business activities: We pursue growth initiatives aimed at increasing our insurance offering coverage for tenants who choose to protect their stored items against loss and desire to maximize their storage experience. As we grow our self-storage portfolio we have the opportunity to increase the growth profile of our tenant reinsurance business.
Our third party management business enables us to generate revenues through management fees, expand our presence, increase our economies of scale, promote our brand, and enhance our ability to acquire additional facilities over the medium and long-term as a result of strategic relationships forged with third-party owners.
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
Refer to Item 1A, “Risk Factors” below for a discussion of certain risks related to government regulations, including risks related to environmental regulations, emergency regulations adopted in response to the COVID Pandemic or wildfires that restrict access to our facilities or the rents we can charge our customers, wage regulations, income tax regulations including relating to REIT qualification, and property tax regulations.
Aside from the regulations discussed therein, we are not aware of any government regulations that have resulted or that we expect will result in compliance costs that had or will have a material effect on our capital expenditures, earnings or competitive position. We are committed to a long-term environmental stewardship program that reduces emissions of hazardous materials into the environment and the remediation of identified existing environmental concerns, including environmentally-friendly capital initiatives and building and operating properties with a high structural resilience and low obsolescence. We accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.
Human Capital Resources
Our employees are the foundation of our business and fundamental to our ability to execute our corporate strategies and build long-term value for our stakeholders. In order to maintain a strong foundation, our key human capital management objectives are to attract, develop, and retain the highest quality talent. We achieve these objectives by committing to our employees to provide a diverse and inclusive workplace, regular and open communication, competitive and supportive compensation and benefits programs, and opportunities for career growth and development. Together with our core values of doing the right thing and integrity in all that we do, which serve as the cornerstone of our corporate culture, we believe that this commitment facilitates employee engagement and their commitment to Public Storage. While most of our employees join without experience in the self-storage industry, many find career success with us given our emphasis on training, development, and promotion from within.

We have approximately 5,800 employees, including 5,060 customer facing roles (such as property level and customer care center personnel), 340 field management employees, and 400 employees in our corporate operations.
The following is an overview of our key programs and initiatives focused on attracting, developing, and retaining the highest quality talent:
Diversity and Inclusion
We are committed to creating a diverse and inclusive environment where all employees feel valued, included, and excited to be part of a best-in-class team. Our employees come from all different races, backgrounds, and life experiences, and we celebrate inclusion and value the diversity each person brings to Public Storage. Our commitment to diversity and inclusion transcends the organization and drives everything we do, from the people we hire, to the business decisions we make.
In 2021, our Chief Executive Officer signed the CEO Action for Diversity & Inclusion pledge, reflecting our commitment to foster an environment where everyone feels valued, included, engaged, and excited to be part of our best-in-class team. We began implementing the pledge throughout the year, including with unconscious bias training for our leaders and various listening and learning programs for all employees directed at raising diversity awareness and encouraging honest and open discussions.
Public Storage hires based on character, skills, and experience, without regard to age, gender, race, ethnicity, religion, sexual orientation, or other protected characteristic. Adherence to this practice has resulted in a diverse and inclusive employee base that reflects the diversity of customers we serve. We maintain policies regarding diversity, equal opportunity, pay-for-performance, discrimination, harassment, and labor (including opposition to child, forced, and compulsory labor). In 2021, we also formalized into policy our long-standing practice of requiring that diverse candidate slates be considered for all director positions and above.
Our long-held practice of hiring “the best” has fostered a diverse and inclusive workforce that represents the communities in which we operate. Our commitment to diversity is evident at all levels of the organization. Additionally, by having a balanced mix of generations in the organization, we gain from the experiences each age group brings – our employees are 10% Boomer, 37% Gen X, 38% Gen Y and 15% Gen Z.
Communication and Engagement
Given the geographically dispersed nature of our business, regular and clear communication is critical to ensuring that employees feel informed, included, and engaged. We communicate through various channels, such as monthly meetings, frequent email communications and updates from our management team, company intranet postings, engagement surveys, and monthly newsletters. Our monthly newsletter is fundamental to our communication and engagement efforts. It contains a CEO message, recognizes employee achievements and promotions, and provides company strategy and performance updates, health and wellness tips, and other pertinent information.
In order to better understand the effectiveness of our engagement strategies, we conduct various surveys that measure employee commitment, motivation, and engagement, and solicit employee feedback that helps us improve. In the first quarter of 2021, we conducted our first formal full employee engagement survey, which we followed with a “pulse check” update in the fourth quarter. We were pleased to see employee engagement increase 3% over this period, from 76% in the first quarter to 79% in the fourth quarter of 2021. We believe these results were driven by the enhanced commitment to providing career development opportunities that we introduced during the year, which we discuss further below under “Training, Development, Growth and Recognition.” We intend to complete a full engagement survey followed by an interim pulse check update to monitor our performance each year.

We believe that the success of our engagement strategies can also be seen through third party surveys and recognition, such as our placement on the Forbes 2022 list of best employers.
Compensation, Health and Wellness
Public Storage maintains compensation and benefits programs designed to incentivize, reward, and support our employees. We believe in aligning employee compensation with our short- and long-term performance goals and providing the compensation and incentives needed to attract, motivate, and retain employees who are crucial to our success. We tailor our compensation programs to each employee group to ensure competitiveness in the market and to drive employee engagement.
We are committed to the total well-being of all our employees and provide resources to help support them in times of need along with access to targeted solutions to help them achieve their personal and financial goals. We provide affordable health plans and programs to virtually all our employees (99.5%). Anyone working 20 hours or more is eligible to participate in our health benefit offerings, which include medical, dental, vision, flexible and health savings accounts, discount programs, and income protection plans. We also offer a 401(k) plan with generous matching employer contributions to help our employees prepare for retirement. In addition to these programs, we maintain various employee support programs, including access to counseling, life planning tools, and discount programs for fitness, legal services, and home, auto, and pet insurance. Finally, we offer a range of educational tools and resources, including a dedicated health and wellness website, to help empower our employees to maintain a healthy and balanced lifestyle.
Training, Development, Growth, and Recognition
We provide training and development programs across all levels of Public Storage. All new hires in our field and customer care center operations complete robust training programs designed to help them quickly learn and operate in the self-storage business. This includes hands-on training with a key training professional (“KTP”) in coordination with close coaching and development from a district manager, which has our newly onboarded teammates ready to manage a property in their first two weeks. In addition, all new hires in leadership roles complete property-level training that gives them a hands-on view of our day-to-day operations at our properties. This training helps facilitate engagement across all levels of the Company and is designed to provide our leaders with an understanding of the fundamentals of our business and operations, including the challenges our front-line employees face and our customers’ needs and expectations.
Most new hires join us as property managers without any experience in the self-storage industry. In 2021, we enhanced our commitment to providing career development opportunities across Public Storage. We have multiple career path opportunities for our property teams, and many choose to grow their entire career with us while learning new skills and taking on additional responsibility. Some choose to focus on developing people as a KTP, others desire to learn multi-unit property management and local compliance requirements as a delinquent tenant specialist, and many want to build their career around ensuring our customers receive the best possible service as part of our customer care center. For those who enjoy the challenges that come with managing multi-unit portfolios and people, we offer our District Manager in Training program, which prepares some of our best teammates to become successful district managers with Public Storage through a three-month development program that includes online courses and partnership with a peer trainer and mentor. We also maintain a six-month development program to develop senior district managers.
In addition to these structured programs, we also offer ongoing training, development, and leadership programs for our entire workforce designed to facilitate professional growth and career advancement. Many of these programs leverage our online learning platform of training courses and reference materials. Public Storage employees completed 440,000 formal training hours in 2021, up from 367,000 in 2020. Our leadership development programs bring together senior leaders and leaders-in-training to teach management skills and strategies and ensure our new leaders have a clear understanding of their role, a strong bond with their peers, and an expanded professional network. In addition to formal training programs, we also offer a variety of one-on-one coaching, job shadowing, and mentoring programs.
Our online training and development platform also allows us to reinforce our culture of ongoing recognition by providing a means to show appreciation to others across all levels of the business by awarding employee recognition badges such as the team player or appreciation badges. Over 78,000 badges were awarded in 2021, 46% more than in 2020.

Performance Management and Succession Planning
Our performance management processes are designed to be collaborative, where employees and management work together to plan, monitor and review the employee’s objectives and career aspirations, and set short- and long-term goals to achieve outcomes. This process is continual, with regular opportunities for management and employees to give and receive feedback. We believe every employee should know where they stand and how they can be successful in their career at Public Storage.
Succession planning is a top priority for management and our Board of Trustees (our "Board") to ensure business continuity. Leaders at all levels review development opportunities, provide feedback, and facilitate career progression conversations on an ongoing basis to ensure that employees can reach their full potential. No less than annually, the executive teams meet to review succession bench strength, calibrate talent, and provide recommendations to prepare succession candidates for future leadership roles within the organization. This broad and collaborative approach to talent management works to ensure opportunities are made available to employees to grow outside of their current function and responsibilities.
Our People Power our Brand
Every day, our teammates deliver the Public Storage brand and experience to our customers through countless personal interactions. While we enthusiastically celebrate our ability to bring self-storage solutions to our customers where and how they are needed, we recognize that our most important asset in doing so is our people behind the orange door.
Climate Change and Environmental Stewardship
We are committed to managing climate-related risks and opportunities. This commitment is a key component of our recognition that we must operate in a responsible and sustainable manner that aligns with our long-term corporate strategy and promotes our best interests along with those of our stakeholders, including our customers, investors, employees, and the communities in which we do business.
Our management Environmental, Social, and Governance Steering Committee (our “Sustainability Committee”) guides our commitment to sustainability and has primary responsibility for climate-related activities. The Sustainability Committee reports directly to the Nominating, Governance, and Sustainability Committee of our Board, which oversees all of our sustainability initiatives.
We consider potential environmental impacts—both positive and negative—into our decision making across the business. The following features of our properties reflect our commitment to responsible environmental stewardship:
- Low environmental impact. Our property portfolio has an inherently light footprint that we further reduce through environmentally friendly capital initiatives.
- Low obsolescence. Our properties have retained functional and physical usefulness over many decades. In fact, many customers favor our single-story, drive-up properties built in the 1970s and 1980s due to their central locations and accessibility. This contrasts with other real estate types that require frequent reinvestment (i.e., capital expenditures) to stay current with consumer preference, remain competitive with newer competition, offset heavier wear-and-tear by users, and maintain structural operating efficiency.
- High structural resilience. We build and operate our properties to withstand the test of time, including general aging and acute and chronic risks from rising water levels, changing temperatures, and natural disasters.
We measure and monitor our environmental impact and leverage sustainability measures to reduce this impact while achieving cost efficiencies in our operations by implementing a range of energy, water, and waste management initiatives. Many of these initiatives are integrated into our ongoing Property of Tomorrow capital investment program.
In regard to climate, we assess risks and opportunities in conjunction with ongoing operating and risk management processes across the company. We give primary consideration to physical, regulatory, legal, market, and reputational risks. Examples of these risks include natural disasters, pandemics, temperature change, rising water levels, and regulatory compliance. The risks we are more commonly exposed to and seek to mitigate include flooding and storm damage in the southern and eastern United States and wildfires in the western United States. We actively engage in identifying and acting upon the opportunities associated with these risks including LED lighting, solar power generation, low-water-use landscaping, and enhancing our broader enterprise risk management framework.
We will continue to utilize our unique competitive advantages in furthering our environmental stewardship. Moreover, we are committed to improving our climate initiatives and long-term sustainability strategies, including:
•proactively evaluating our building prototype and design standards for opportunities to further reduce our environmental impact, including an effort underway to refine our green building implementation strategy in conjunction with U.S. Green Building Council through LEED© certification;
•prioritizing our understanding of Paris Climate Agreement and the potential paths towards a carbon neutral future; and
•evaluating the feasibility of instituting medium and/or long-term greenhouse gas emissions reduction targets or other climate-focus targets to encourage or increase adoption of renewable energy or energy efficiency measures.
Our annual Sustainability Report, which details our commitment to environmental stewardship along with our results, performance and progress, is accessible on our website at www.publicstorage.com.
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
Since our business consists primarily of acquiring, developing, and operating real estate, we are subject to risks related to the ownership and operation of real estate that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results, cash flow available for distribution or reinvestment, and our stock price, including:
Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues. Natural disasters, such as earthquakes, fires, hurricanes and floods, or terrorist attacks could cause significant damage to our facilities and require significant repair costs, and make facilities temporarily uninhabitable, thereby reducing our revenues. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 14 to our December 31, 2021 consolidated financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective. In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on self-storage demand and/or our revenues.
Consequences of climate change, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures, increased expenses, and reduced revenues: Direct and indirect impacts of climate change, such as increased destructive weather events, floods, fires, and drought could result in significant damage to our self-storage facilities, increase our costs, or reduce demand for our self-storage facilities. Consistent with our commitment to sustainability in our business operations, we have undertaken a number of initiatives to reduce emissions and energy consumption, water usage, and waste, including through our Property of Tomorrow program, pursuant to which we are upgrading all of our older properties by the end of 2025, which has already resulted in investment of approximately

$230 million in improvements through December 31, 2021. Governmental, political, and societal pressure, including expectations of institutional and activist investors and other interest groups, could require us to accelerate our initiatives and, with it, the costs of their implementation. These same potential governmental, political, and social pressure could in the future result in (i) costly changes to newly developed facilities or retrofits of our existing facilities to reduce carbon emissions through multiple avenues, including changes to insulation, space configuration, lighting, heating, and air conditioning, (ii) increased energy costs as a result of transitioning to less carbon-intensive, but more expensive, sources of energy to operate our facilities, and (iii) consumers reducing their individual carbon footprints by owning fewer durable material consumer goods, collectibles, and other such items requiring storage, resulting in a reduced demand for our self-storage space.
Operating costs, including property taxes, could increase. We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled approximately $335.1 million during the year ended December 31, 2021, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.
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
Development of self-storage facilities can subject us to risks.  At December 31, 2021, we had a pipeline of development projects totaling $800.0 million (subject to contingencies), and we expect to continue to seek additional development projects. There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, delays caused by weather issues, unforeseen site conditions, or personnel problems. Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.
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
Demand for self-storage facilities may be affected by customer perceptions and factors outside of our control. Significantly lower logistics costs could introduce new competitors such as valet-style storage services, which may reduce the demand for traditional self-storage. Customer preferences and/or needs for self-storage could change, decline, or shift to other product types thereby impacting our business model and ability to grow and/or generate revenues. Shifts in population and demographics could cause the geographical distribution of our portfolio to be suboptimal and affect our ability to maintain occupancy and attract new customers. Security incidents could result in the perception that our properties are not safe. If our customers do not feel our properties are safe, they may select competitors for their self-

storage needs, or if there is an industry perception of inadequate security generally, customer use of self-storage could be negatively impacted.
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
Many of our existing self-storage facilities may be at a competitive disadvantage to newly developed facilities. There is a significant level of development of new self-storage facilities, by us and other operators. These newly developed facilities are generally of high quality, with a more fresh and vibrant appearance, more amenities such as climate control, more attractive office configurations, newer elements, and a more attractive retail presence as compared to many of our existing stabilized self-storage facilities, some of which were built as much as 50 years ago. Such qualitative differentials may negatively impact our ability to compete with these facilities for new tenants and our existing tenants may move to newly developed facilities.
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
We are not aware of any environmental contamination or moisture infiltration related liabilities at any of our properties that could be material to our overall business, financial condition, or results of operation. However, we may not have detected all material liabilities, we could acquire properties with material undetected liabilities, or new conditions could arise or develop at our properties, any of which could result in a cash settlement or adversely affect our ability to sell, lease, operate, or encumber affected facilities.
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
We own approximately 35% of the common shares of Shurgard, and this investment has a $313.5 million book value and a $2.0 billion market value (based upon the closing trading price of Shurgard’s common stock) at December 31,

2021. We recognized $24.4 million in equity in earnings and received $41.5 million in dividends in 2021 with respect to Shurgard.
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
•Impediments of Shurgard’s public ownership structure: Shurgard’s strategic decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, as well as selling or acquiring significant assets, are determined by its board of directors. As a result, Shurgard may be precluded from taking advantage of opportunities that we would find attractive but that we may not be able to pursue separately, or it could take actions that we do not agree with.
We have exposure to commercial property risk through our ownership in PSB.
We own approximately 41% of the common equity of PSB, and this investment has a $515.3 million book value and a $2.7 billion market value (based upon the closing trading price of PSB’s common stock) at December 31, 2021. We recognized $207.7 million in equity in earnings, and received $127.3 million in dividends in 2021 with respect to PSB.
PSB, as an owner, operator, and developer of real estate, is subject to many of the same risks we are with respect to real estate. However, we may be exposed to other risks as a result of PSB’s ownership specifically of commercial facilities. These risks are set forth in PSB’s Form 10-K for the year ended December 31, 2021, under “Item 1A. Risk Factors.”

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
•continuing negative impacts on the economic conditions in our markets which may reduce the demand for self-storage;
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
•risk that future waves of infection, including those resulting from new variants, such as Delta or Omicron, or from additional pandemics, could result in new or reinstituted government restrictions;
•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and increases in unemployment as a result of the COVID Pandemic, which could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates; and
•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID Pandemic, which could have a material impact upon our capital and growth plans.
We believe that the degree to which the COVID Pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, the effectiveness of vaccine and treatment developments, including against variants such as the Delta and Omicron variants, public adoption rates of vaccines, including booster shots, as well as the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, as well as potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future pandemics or public health crises could have similar impacts.
We have been and may in the future be adversely impacted by emergency regulations adopted in response to significant events, such as natural disasters or public health crises, that could adversely impact our operations.
In response to significant events, local, state and federal governments have and may in the future adopt regulations that could impact our operations. For example, in response to wildfires in 2018 and 2019, the State of California and some localities in California adopted temporary regulations that imposed certain limits on the rents we could charge at certain of our facilities and the extent to which we could increase rents to existing tenants. As noted above, in response to the COVID Pandemic, certain localities adopted restrictions on the use of certain of our facilities, limited our ability to increase rents, limited our ability to collect rent or evict delinquent tenants, and limited our ability to complete development and redevelopment projects. Similar restrictions could be imposed in the future in response to significant events and these restrictions could adversely impact our operations.
Our marketing and pricing strategies may fail to be effective or may be constrained by factors outside of our control.
Marketing initiatives, including our increasing dependence on Google to source customers, may fail to be effective and could negatively impact financial performance. Approximately 63% of our new storage customers in 2021 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.
In addition, the inability to utilize our pricing methodology due to regulatory or market constraints could also significantly impact our financial results.
We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We have approximately 5,800 employees, 1.8 million customers, and we conduct business at facilities with 198 million net rentable square feet of storage space. As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions. Resolution of these claims and actions may divert time and attention by our management could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage. The impact of any such legal claims, proceedings, and regulatory enforcement actions could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.
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
We are heavily dependent upon automated information technology and Internet commerce, with more than half of our new customers coming from the telephone or over the Internet. We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, hackers, including through a ransomware attack, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events. Such incidents could also result in significant costs to repair or replace such networks or information systems, as well as actual monetary losses in case of a breach that resulted in fraudulent payments or other cash transactions. As a result, our operations could be severely impacted by a natural disaster, terrorist attack, attack by hackers, acts of vandalism, data theft, misplaced or lost data, programming or human error, or other circumstance that results in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures.
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
We may not effectively or appropriately identify ready-now succession candidates for our CEO and executive management team which may negatively impact our ability to meet key strategic goals. Failure to implement succession plans for other key employees may leave us vulnerable to retirements and turnover.
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
In certain circumstances, shareholders might desire a change in control or acquisition of us, in order to realize a premium over the then-prevailing market price of our shares or for other reasons. However, the following could prevent, deter, or delay such a transaction:
•Provisions of Maryland law may impose limitations that may make it more difficult for a third party to negotiate or effect a business combination transaction or control share acquisition with Public Storage. Currently, our Board has opted not to subject the Company to these provisions of Maryland law, but it could choose to do so in the future without shareholder approval.
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

•Similarly, current provisions of our declaration of trust and powers of our Board could have the same effect, including (1) limitations on removal of trustees, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares or equity shares on terms approved by our Board without obtaining shareholder approval, (4) the advance notice provisions of our bylaws and (5) our Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions that could have the effect of delaying, deterring or preventing a transaction or a change in control.
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

•While the Company has no plans to do so, if the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status. If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred shareholders would continue to accumulate. The preferred shareholders would have the ability to elect two additional members to serve on our Board until the arrearage was cured. The preferred shareholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.
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
The United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance. We cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted, but these changes might include, in particular, increases in the U.S. federal income tax rates that apply to us or our shareholders in certain circumstances, possibly with retroactive effect.
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
Approximately $649 million of our 2021 net operating income is from our properties in California, and we incurred approximately $46 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, most recently in the November 2020 ballot. While this ballot initiative failed, there can be no assurance that future initiatives or other legislative actions will not eliminate or reduce the benefit of Proposition 13 with respect to our properties. If the beneficial effect of Proposition 13 were ended for our properties, our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.
We are subject to new and changing legislation and regulations, including the California Privacy Rights Act (CPRA).
We are subject to new and changing legislation and regulations, including the Americans with Disabilities Act of 1990 and legislation regarding property taxes, income taxes, REIT status, labor and employment, privacy and, lien sales, at the city, county, state, and federal level, which could materially impact our business and operations. Failure to comply with applicable laws, regulations, and policies may subject us to increased litigation and regulatory actions and negatively affect our business and operations or reputation.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
At December 31, 2021, we had controlling ownership interests in 2,787 self-storage facilities located in 39 states within the U.S.:

	At December 31, 2021
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)
California
Southern	258	19,221
Northern	182	11,581
Texas	406	34,520
Florida	307	21,831
Illinois	132	8,536
Georgia	121	8,194
Virginia	118	7,781
North Carolina	103	7,623
Maryland	102	7,381
Washington	104	7,300
Colorado	85	6,320
Minnesota	64	4,935
New York	69	4,817
South Carolina	69	4,095
New Jersey	58	3,874
Ohio	58	3,833
Arizona	54	3,693
Michigan	51	3,589
Indiana	44	2,864
Missouri	43	2,845
Tennessee	41	2,571
Pennsylvania	34	2,452
Oregon	43	2,451
Oklahoma	26	2,086
Nevada	30	2,064
Massachusetts	28	1,976
Kansas	23	1,383
Other states (13 states)	134	8,503
Total (a)	2,787	198,319
(a)See Schedule III: Real Estate and Accumulated Depreciation in our consolidated financial statements included in this Annual Report on Form 10-K, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.
At December 31, 2021, 11 of our facilities with a net book value of $66 million were encumbered by an aggregate of $23 million in mortgage notes payable.
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
ITEM 3.    Legal Proceedings
For a description of the Company’s legal proceedings, see “Note 14. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Common Shares of beneficial interest (the “Common Shares”) (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 18, 2022, there were approximately 10,524 holders of record of our Common Shares.
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through February 22, 2022, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2021. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information about our equity compensation plans.
ITEM 6.    Selected Financial Data
Not applicable
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto.
Critical Accounting Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues, and expenses that are not readily apparent from other sources.
We believe the following are our critical accounting estimates, because they are reasonably likely to have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that involve a significant level of uncertainty.
Impairment of Long-Lived Assets: The analysis of impairment of our long-lived assets, including our real estate facilities, involves identification of indicators of impairment, including unfavorable operational results and significant cost overruns on construction, projections of future operating cash flows, and estimates of fair values, all of which require significant judgment and subjectivity. In particular, these estimates are sensitive to significant assumptions, such as the projections of future rental rates, stabilized occupancy level, future profit margin, discount rates and capitalization rates, all of which could be affected by our expectations about future market or economic conditions. Others could come to materially different conclusions. In addition, we may not have identified all current facts and circumstances that may affect impairment. Any unidentified impairment loss, or change in conclusions, could have a material adverse impact on our net income.
Allocating Purchase Price for Acquired Real Estate Facilities: We estimate the fair values of the assets and liabilities of acquired real estate facilities, which consist principally of land and buildings, for purposes of allocating the aggregate purchase price of acquired real estate facilities. We estimate the fair value of land based upon price per square foot derived from observable transactions involving comparable land in similar locations as adjusted for location quality, parcel size, and date of sale associated with the acquired facilities. The fair value estimate of land is sensitive to the adjustments made to the land market transactions used in the estimate, particularly when there is a lack of recent comparable land market data. For large portfolio acquisitions, we estimate the fair value of buildings primarily using the income approach by estimating the fair value of hypothetical vacant acquired facilities and adjusting for the estimated fair value of land. For individual and small portfolio acquisitions, we estimate the fair value of buildings primarily based upon the estimated current replacement cost, which we calculate by estimating the replacement cost of new purpose-built self-storage facilities in similar geographic regions and adjusting for age, quality, amenities, and configuration associated with the buildings acquired. The fair value estimate of buildings is sensitive to assumptions used in both the income approach, such as lease-up period, future stabilized operating cash flows, capitalization rate and discount rate, and in the replacement cost approach, such as current cost adjustment, soft cost and developer profit estimate. Others could come to materially different conclusions as to the estimated fair values of land and buildings, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the level of land and buildings on our consolidated balance sheet.
Overview
Our self-storage operations generate most of our net income and our earnings growth is most impacted by the level of organic growth within our Same Store Facilities (as defined below). Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facility portfolio.

During the year ended December 31, 2021, revenues generated by our Same Store Facilities increased by 10.5%, as compared to the previous year, while Same Store cost of operations decreased by 2%. Demand and operating trends have continued to improve, leading to increases in our self-storage rental rates and reduction in advertising expense in all markets while maintaining high levels of occupancy.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. During 2021, we acquired a near-record high of 232 facilities with 21.8 million net rentable square feet for $5.1 billion. In addition, we developed and expanded self-storage space for a total cost of $218.0 million, adding 1.6 million net rentable square feet. During the year ended December 31, 2021, revenue generated by our acquired and newly developed and expanded facilities increased by 112.9% as compared to the previous year.

Our strong financial profile continues to enable effective access to capital markets in order to support our growth. During 2021, we raised an aggregate of $5.1 billion in four public debt offerings, resulting in aggregate notes payable of $7.5 billion with a weighted average rate of 1.8% at December 31, 2021. Additionally, during 2021, we issued $1.2 billion in three public offerings of our preferred shares offset by $1.2 billion in redemptions of our preferred shares, reducing our weighted average dividend rate from 4.8% at December 31, 2020 to 4.5% at December 31, 2021.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities) and execute on our climate initiatives and long-term sustainability strategies, we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties through more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program by the end of 2025. We spent approximately $130 million on the program in 2021 and expect to spend approximately $180 million in 2022.

Results of Operations

Operating Results for 2021 and 2020

In 2021, net income allocable to our common shareholders was $1,732.4 million or $9.87 per diluted common share, compared to $1,098.3 million or $6.29 per diluted common share in 2020 representing an increase of $634.1 million or $3.58 per diluted common share. The increase is due primarily to (i) a $437.4 million increase in self-storage net operating income, (ii) a $209.7 million increase in foreign currency exchange gains associated with our Euro denominated notes payable, and (iii) our $149.0 million equity share of gains on sale of real estate recorded by PS Business Parks in 2021, partially offset by (iv) a $160.2 million increase in depreciation and amortization expense.

The $437.4 million increase in self-storage net operating income in 2021 as compared to 2020 is a result of a $276.9 million increase in our Same Store Facilities, and a $160.5 million increase in our Non-Same Store Facilities (as defined below). Revenues for the Same Store Facilities increased 10.5% or $262.7 million in 2021 as compared to 2020, due primarily to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 2.0% or $14.2 million in 2021 as compared to 2020, due primarily to (i) a 36.1% ($22.4 million) decrease in marketing expenses and (ii) an 11.2% ($14.4 million) decrease in on-site property manager payroll. The increase in net operating income of $160.5 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2021 and 2020 and the fill-up of recently developed and expanded facilities.

Operating Results for 2020 and 2019
In 2020, net income allocable to our common shareholders was $1,098.3 million or $6.29 per diluted common share, compared to $1,272.8 million or $7.29 per diluted common share in 2019, representing a decrease of $174.4 million or $1.00 per diluted common share. The decrease is due primarily to (i) a $105.8 million increase in foreign currency exchange losses associated with our Euro denominated notes payable, (ii) a $40.3 million increase in depreciation and amortization expense, (iii) a $21.1 million increase in general and administrative expense, (iv) a $15.6 million decrease due to the impact of allocations to preferred shareholders with respect to redemption of preferred shares, and (v) a $8.0 million decrease in self-storage net operating income.
The $8.0 million decrease in self-storage net operating income is a result of a $39.4 million decrease in our Same Store Facilities, offset partially by a $31.4 million increase in our non-Same Store Facilities. Revenues for the Same Store Facilities decreased 0.8% or $20.7 million in 2020 as compared to 2019, due primarily to reduced late charges and administrative fees. Cost of operations for the Same Store Facilities increased by 2.7% or $18.8 million in 2020 as compared to 2019, due primarily to a 22.6% ($11.4 million) increase in marketing expenses, a 3.0% ($7.6 million) increase in property tax expense, and a 2.3% ($2.9 million) increase in on-site property manager payroll expense. The increase in net operating income of $31.4 million for the non-Same Store Facilities is due primarily to the impact of facilities acquired in 2020 and 2019 and the fill-up of recently developed and expanded facilities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts. FFO represents net income before depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.
For the year ended December 31, 2021, FFO was $13.36 per diluted common share, as compared to $9.75 and $10.58 per diluted common share for the years ended December 31, 2020 and 2019, respectively, representing an increase in 2021 of 37.0% or $3.61 per diluted common share, as compared to 2020.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2021	2020	2019

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to FFO per Share:

Diluted Earnings per Share	$9.87	$6.29	$7.29
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	4.44	3.53	3.32
Gains on sale of real estate investments, including our equity share from investments	(0.95)	(0.07)	(0.03)
FFO per share	$13.36	$9.75	$10.58

Computation of FFO per Share:

Net income allocable to common shareholders	$1,732,444	$1,098,335	$1,272,767
Eliminate items excluded from FFO:
Depreciation and amortization	709,349	549,975	511,413
Depreciation from unconsolidated real estate investments	73,729	70,681	71,725
Depreciation allocated to noncontrolling interests and restricted share unitholders	(4,415)	(3,850)	(4,208)
Gains on sale of real estate investments, including our equity share from investments	(165,272)	(12,791)	(5,896)
FFO allocable to common shares	$2,345,835	$1,702,350	$1,845,801
Diluted weighted average common shares	175,568	174,642	174,530
FFO per share	$13.36	$9.75	$10.58
We also present "Core FFO" and “Core FFO per share,” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingency accruals, casualties, transactional due diligence, and advisory costs. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share and FFO to Core FFO, respectively:

	Year Ended December 31,			Year Ended December 31,
	2021	2020	Percentage Change	2020	2019	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of FFO per Share to Core FFO per Share:

FFO per share	$13.36	$9.75	37.0%	$9.75	$10.58	(7.8)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(0.64)	0.56		0.56	(0.04)
Preferred share redemption charge (a)	0.18	0.28		0.28	0.21
Property losses and tenant claims due to casualties (b)	0.03	—		—	—
Other items	—	0.02		0.02	—
Core FFO per share	$12.93	$10.61	21.9%	$10.61	$10.75	(1.3)%

Reconciliation of FFO to Core FFO:
FFO allocable to common shares	$2,345,835	$1,702,350	37.8%	$1,702,350	$1,845,801	(7.8)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(111,787)	97,953		97,953	(7,829)
Preferred share redemption charge (a)	31,604	48,265		48,265	37,246
Property losses and tenant claims due to casualties (b)	4,909	—		—	—
Other items	(543)	4,412		4,412	255
Core FFO allocable to common shares	$2,270,018	$1,852,980	22.5%	$1,852,980	$1,875,473	(1.2)%
Diluted weighted average common shares	175,568	174,642		174,642	174,530
Core FFO per share	$12.93	$10.61	21.9%	$10.61	$10.75	(1.3)%

(a)Preferred share redemption charge was presented in allocation of net income to preferred shareholders - redemption and equity in earnings of unconsolidated real estate entities on the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019.
(b)Property losses and tenant claims due to casualties was presented in general and administrative expenses and ancillary cost of operations on the Consolidated Statement of Income for the year ended December 31, 2021.
Analysis of Net Income - Self-Storage Operations

Our self-storage operations are analyzed in four groups: (i) the 2,274 facilities that we have owned and operated on a stabilized basis since January 1, 2019 (the “Same Store Facilities”), (ii) 338 facilities we acquired after December 31, 2019 (the “Acquired facilities”), (iii) 142 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2021 (the “Newly developed and expanded facilities”), and (iv) 33 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2019 (the “Other non-same store facilities”). See Note 13 to our December 31, 2021 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
	2021	2020	Percentage Change	2020	2019	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store facilities	$2,767,577	$2,504,919	10.5%	$2,504,919	$2,525,572	(0.8)%
Acquired facilities	203,331	42,699	376.2%	42,699	12,704	236.1%
Newly developed and expanded facilities	205,068	149,086	37.6%	149,086	121,378	22.8%
Other non-same store facilities	27,590	24,926	10.7%	24,926	24,898	0.1%
	3,203,566	2,721,630	17.7%	2,721,630	2,684,552	1.4%
Cost of operations:
Same Store facilities	697,244	711,451	(2.0)%	711,451	692,656	2.7%
Acquired facilities	71,407	20,065	255.9%	20,065	5,178	287.5%
Newly developed and expanded facilities	73,617	66,444	10.8%	66,444	55,049	20.7%
Other non-same store facilities	9,762	9,583	1.9%	9,583	9,533	0.5%
	852,030	807,543	5.5%	807,543	762,416	5.9%
Net operating income (a):
Same Store facilities	2,070,333	1,793,468	15.4%	1,793,468	1,832,916	(2.2)%
Acquired facilities	131,924	22,634	482.9%	22,634	7,526	200.7%
Newly developed and expanded facilities	131,451	82,642	59.1%	82,642	66,329	24.6%
Other non-same store facilities	17,828	15,343	16.2%	15,343	15,365	(0.1)%
Total net operating income	2,351,536	1,914,087	22.9%	1,914,087	1,922,136	(0.4)%

Depreciation and amortization expense:
Same Store facilities	(447,599)	(445,756)	0.4%	(445,756)	(434,150)	2.7%
Acquired facilities	(183,086)	(32,939)	455.8%	(32,939)	(12,883)	155.7%
Newly developed and expanded facilities	(61,645)	(53,621)	15.0%	(53,621)	(46,340)	15.7%
Other non-same store facilities	(21,098)	(20,941)	0.7%	(20,941)	(19,545)	7.1%
Total depreciation and amortization expense	(713,428)	(553,257)	29.0%	(553,257)	(512,918)	7.9%

Net income (loss):
Same Store facilities	1,622,734	1,347,712	20.4%	1,347,712	1,398,766	(3.6)%
Acquired facilities	(51,162)	(10,305)	396.5%	(10,305)	(5,357)	92.4%
Newly developed and expanded facilities	69,806	29,021	140.5%	29,021	19,989	45.2%
Other non-same store facilities	(3,270)	(5,598)	(41.6)%	(5,598)	(4,180)	33.9%
Total net income	$1,638,108	$1,360,830	20.4%	$1,360,830	$1,409,218	(3.4)%

Number of facilities at period end:
Same Store facilities	2,274	2,274	—	2,274	2,274	—
Acquired facilities	338	106	218.9%	106	44	140.9%
Newly developed and expanded facilities	142	134	6.0%	134	131	2.3%
Other non-same store facilities	33	34	(2.9)%	34	34	—
	2,787	2,548	9.4%	2,548	2,483	2.6%
Net rentable square footage at period end:
Same Store facilities	148,695	148,695	—	148,695	148,695	—
Acquired facilities	30,059	8,229	265.3%	8,229	3,133	162.7%
Newly developed and expanded facilities	17,407	15,891	9.5%	15,891	14,797	7.4%
Other non-same store facilities	2,158	2,236	(3.5)%	2,236	2,283	(2.1)%
	198,319	175,051	13.3%	175,051	168,908	3.6%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our December 31, 2021 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results of these 2,274 facilities (148.7 million net rentable square feet) that represent approximately 75% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2021. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,274 facilities)

	Year Ended December 31,			Year Ended December 31,
	2021	2020	Percentage Change	2020	2019	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$2,685,532	$2,421,295	10.9%	$2,421,295	$2,415,746	0.2%
Late charges and administrative fees	82,045	83,624	(1.9)%	83,624	109,826	(23.9)%
Total revenues	2,767,577	2,504,919	10.5%	2,504,919	2,525,572	(0.8)%

Direct cost of operations (a):
Property taxes	266,996	257,759	3.6%	257,759	250,154	3.0%
On-site property manager payroll	114,437	128,879	(11.2)%	128,879	125,991	2.3%
Repairs and maintenance	52,619	50,763	3.7%	50,763	52,985	(4.2)%
Utilities	40,401	41,201	(1.9)%	41,201	45,225	(8.9)%
Marketing	39,639	62,017	(36.1)%	62,017	50,583	22.6%
Other direct property costs	73,621	68,294	7.8%	68,294	67,083	1.8%
Total direct cost of operations	587,713	608,913	(3.5)%	608,913	592,021	2.9%
Direct net operating income (b)	2,179,864	1,896,006	15.0%	1,896,006	1,933,551	(1.9)%

Indirect cost of operations (a):
Supervisory payroll	(36,984)	(40,931)	(9.6)%	(40,931)	(39,061)	4.8%
Centralized management costs	(55,316)	(49,054)	12.8%	(49,054)	(50,873)	(3.6)%
Share-based compensation	(17,231)	(12,553)	37.3%	(12,553)	(10,701)	17.3%
Net operating income	2,070,333	1,793,468	15.4%	1,793,468	1,832,916	(2.2)%
Depreciation and amortization expense	(447,599)	(445,756)	0.4%	(445,756)	(434,150)	2.7%
Net income	$1,622,734	$1,347,712	20.4%	$1,347,712	$1,398,766	(3.6)%

Gross margin (before indirect costs, depreciation and amortization expense)	78.8%	75.7%	4.1%	75.7%	76.6%	(1.2)%

Gross margin (before depreciation and amortization expense)	74.8%	71.6%	4.5%	71.6%	72.6%	(1.4)%

Weighted average for the period:
Square foot occupancy	96.3%	94.5%	1.9%	94.5%	93.3%	1.3%

Realized annual rental income per (c):
Occupied square foot	$18.75	$17.24	8.8%	$17.24	$17.41	(1.0)%
Available square foot	$18.06	$16.29	10.9%	$16.29	$16.25	0.2%

At December 31:
Square foot occupancy	94.8%	94.2%	0.6%	94.2%	91.6%	2.8%
Annual contract rent per occupied square foot (d)	$20.02	$17.90	11.8%	$17.90	$17.95	(0.3)%

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
We typically increase rental rates to our long-term tenants (generally, those who have been with us for at least a year) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon evaluating the additional revenue from the increase against the negative impact of incremental move-outs, by considering the customer’s in-place rent and prevailing market rents, among other factors.
Revenues generated by our Same Store Facilities increased 10.5% in 2021 and decreased 0.8% in 2020, in each case as compared to the previous year. The increase in 2021 is due primarily to (i) an 8.8% increase in realized annual rent per occupied square foot for 2021 as compared to 2020 and, to a lesser extent, (ii) a 1.9% increase in average occupancy for 2021 as compared to 2020. The decrease in 2020 is due to the negative impact caused by the COVID Pandemic, certain restrictions on rate increases to existing tenants imposed by local governments due to declared state of emergency, reduced late charges and administrative fees, as well as the continued impact of increased new supply from new developments.
Our growth in revenues, weighted average square foot occupancy, realized annual rent per occupied square foot, and REVPAF for 2021 as compared to 2020 was evident in substantially all of our markets including each of our top 15 markets.
Realized annual rent per occupied square foot increased 8.8% in 2021 as compared to 2020. The increase of realized annual rent per occupied square foot in 2021 as compared to 2020 was due to (i) a 25.8% year over year increase in average rates per square foot charged to new tenants moving in as a result of strong customer demand across all markets, combined with (ii) rate increases to existing tenants in 2021 as compared to the curtailed increases in 2020. At December 31, 2021, annual contract rent per occupied square foot was 11.8% higher as compared to December 31, 2020.
We experienced high occupancy levels throughout 2021. Our average square foot occupancy levels increased 1.9% on a year over year basis during 2021 and at December 31, 2021, our square foot occupancy was 94.8%. The improvement in occupancy trends was due primarily to improved trends in move-outs, with year over year move-outs down 7.9% in 2021. This resulted in an increased average length of stay for 2021, which supports revenue growth through rate increases to long-term tenants and a reduced requirement to replace vacating tenants with new tenants, leading to reduced promotional costs and increased pricing leverage. This reduced requirement to replace vacating tenants with new tenants resulted in lower move-in volumes throughout 2021. With higher occupancy and pricing trends, we reduced promotional discounts given to new move-in customers for 2021 by 49.8% as compared to 2020.
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
We expect continued revenue growth in 2022 supported by consistently high customer demand and a stable tenant base that will enable us to continue to raise rates to our existing tenants while maintaining a high level of occupancy.
Late Charges and Administrative Fees
Late charges and administrative fees decreased 1.9% year over year for 2021, due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and (ii) reduced move-in administrative fees due to lower move-ins.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the years ended December 31, 2021, 2020, and 2019. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Year Ended December 31,			Year Ended December 31,
	2021	2020	Change	2020	2019	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$17.08	$13.58	25.8%	$13.58	$13.57	0.1%
Square footage	93,684	104,426	(10.3)%	104,426	109,173	(4.3)%
Contract rents gained from move-ins	$1,600,123	$1,418,105	12.8%	$1,418,105	$1,481,478	(4.3)%
Promotional discounts given	$37,950	$75,568	(49.8)%	$75,568	$82,144	(8.0)%

Tenants moving out during the period:
Average annual contract rent per square foot	$17.56	$15.58	12.7%	$15.58	$16.01	(2.7)%
Square footage	92,585	100,548	(7.9)%	100,548	108,434	(7.3)%
Contract rents lost from move-outs	$1,625,793	$1,566,538	3.8%	$1,566,538	$1,736,028	(9.8)%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) decreased 2.0% in 2021 as compared to 2020 due primarily to decreased marketing and on-site property manager payroll expense. Cost of operations (excluding depreciation and amortization) increased 2.7% in 2020 as compared to 2019 due primarily to increased marketing and property tax expense.
Property tax expense increased 3.6% in 2021 as compared to 2020 and increased 3.0% in 2020 as compared to 2019 as a result of higher assessed values. We expect property tax expense growth of approximately 5.0% in 2022 due primarily to higher assessed values and, to a lesser extent, increased tax rates.
On-site property manager payroll expense decreased 11.2% in 2021 as compared to 2020 and increased 2.3% in 2020 as compared to 2019. The decrease in 2021 is primarily due to (i) a year-over-year decline in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes and (ii) a temporary $3.00 hourly incentive increase and enhancement of paid time off benefits to all of our property managers between April 1, 2020 and June 30, 2020 in response to the COVID Pandemic, partially offset by wage increases in response to competitive labor conditions experienced in most geographical markets since the second quarter of 2021. On October 1, 2021, we increased the wages of all of our property employees by an average of 7.5%, bringing our average pay for non-resident property employees (i.e. those not receiving rent and utility free housing) to $15 per hour. We expect on-

site property manager payroll expense to increase in 2022 driven by increased wage rates, partially offset by expected reduction in labor hours.
Our utility expenses consist primarily of electricity costs, which are dependent upon energy prices, subject to fluctuations due to market conditions, and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 1.9% in 2021 as compared to 2020 and 8.9% in 2020 as compared to 2019. The decreases experienced in 2021 and 2020 are due primarily to investments we are making in energy saving technology such as solar power and LED lights, which generate favorable returns on investment in the form of lower utility usage.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We decreased marketing expense by 36.1% in 2021 as compared to 2020 due primarily to lower volume of paid search programs we utilized in 2021 given strong demand and high occupancies in many of our same store properties. Marketing expense increased 22.6% in 2020 as compared to 2019, due primarily to both higher volume of paid search programs we utilized to attract more customers for our space, and cost per click for keyword search terms increased due to more keyword bidding competition from existing self-storage owners and operators, including owners of newly developed facilities and nontraditional storage providers.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 7.8% in 2021 as compared to 2020 and 1.8% in 2020 as compared to 2019. We continue to experience increased credit card fees due to a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Supervisory payroll expense, which represents cash compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 9.6% in 2021 as compared to 2020, due primarily to lower headcount in 2021 and incentives related to the COVID Pandemic in 2020. Supervisory payroll increased 4.8% in 2020 as compared to 2019 due to higher headcount.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 12.8% in 2021 as compared to 2020 and decreased 3.6% in 2020 as compared to 2019. The increase in 2021 was due primarily to an increase in technology and data team costs that support property operations. We expect increases in centralized management costs in 2022 due to continued investment in our technology and data platforms that support our property operations.
Share-based compensation expense includes the amortization of restricted share units and stock options granted to management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions are listed above under centralized management costs. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant. Share-based compensation expense increased 37.3% in 2021 as compared to 2020 and 17.3% in 2020 as compared to 2019. The increase in 2021 is due primarily to the absence of comparable performance-based share-based compensation expense in 2020 and the accelerated compensation costs recognized in 2021 associated with modifying our share-based compensation plans in July 2020, to allow immediate vesting upon retirement.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of December 31, 2021		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	213	15.2	$27.48	$25.98	5.8%	98.2%	96.6%	1.7%	$26.99	$25.10	7.5%
San Francisco	130	8.1	27.96	26.46	5.7%	97.2%	96.0%	1.3%	27.17	25.40	7.0%
New York	90	6.4	27.44	25.86	6.1%	96.3%	95.1%	1.3%	26.43	24.58	7.5%
Miami	83	5.8	22.41	19.75	13.5%	97.1%	94.4%	2.9%	21.75	18.64	16.7%
Seattle-Tacoma	87	5.9	22.02	20.31	8.4%	95.4%	94.1%	1.4%	21.01	19.12	9.9%
Washington DC	89	5.5	22.70	21.11	7.5%	95.3%	94.4%	1.0%	21.62	19.93	8.5%
Chicago	129	8.1	16.63	14.96	11.2%	95.7%	93.8%	2.0%	15.92	14.04	13.4%
Atlanta	98	6.4	14.53	13.18	10.2%	96.0%	92.9%	3.3%	13.95	12.24	14.0%
Dallas-Ft. Worth	102	6.6	14.72	13.40	9.9%	95.9%	93.0%	3.1%	14.12	12.47	13.2%
Houston	92	6.4	13.69	12.64	8.3%	94.3%	92.1%	2.4%	12.91	11.64	10.9%
Orlando-Daytona	70	4.5	14.86	13.55	9.7%	95.7%	94.3%	1.5%	14.21	12.79	11.1%
Philadelphia	56	3.5	18.55	16.86	10.0%	97.1%	96.1%	1.0%	18.02	16.20	11.2%
West Palm Beach	40	2.9	20.87	18.09	15.4%	96.8%	94.7%	2.2%	20.21	17.14	17.9%
Tampa	52	3.5	15.51	13.70	13.2%	96.2%	93.4%	3.0%	14.92	12.80	16.6%
Charlotte	50	3.8	12.46	11.10	12.3%	95.9%	92.9%	3.2%	11.95	10.31	15.9%
All other markets	893	56.1	15.55	14.14	10.0%	96.2%	94.5%	1.8%	14.96	13.36	12.0%
Totals	2,274	148.7	$18.75	$17.24	8.8%	96.3%	94.5%	1.9%	$18.06	$16.29	10.9%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	$416,955	$388,613	7.3%	$58,558	$62,562	(6.4)%	$11,022	$10,365	6.3%	$347,375	$315,686	10.0%
San Francisco	224,439	209,941	6.9%	34,926	36,094	(3.2)%	6,847	6,496	5.4%	182,666	167,351	9.2%
New York	174,251	162,637	7.1%	42,982	43,849	(2.0)%	5,450	4,881	11.7%	125,819	113,907	10.5%
Miami	130,210	112,128	16.1%	25,863	26,173	(1.2)%	4,173	4,113	1.5%	100,174	81,842	22.4%
Seattle-Tacoma	126,925	116,054	9.4%	23,138	23,917	(3.3)%	4,160	4,154	0.1%	99,627	87,983	13.2%
Washington DC	121,757	112,739	8.0%	26,287	26,695	(1.5)%	4,033	3,629	11.1%	91,437	82,415	10.9%
Chicago	133,771	118,560	12.8%	51,764	50,338	2.8%	5,797	5,473	5.9%	76,210	62,749	21.5%
Atlanta	94,159	83,120	13.3%	18,466	19,080	(3.2)%	4,731	4,236	11.7%	70,962	59,804	18.7%
Dallas-Ft. Worth	96,392	85,545	12.7%	22,521	23,884	(5.7)%	4,425	4,146	6.7%	69,446	57,515	20.7%
Houston	85,436	77,318	10.5%	26,034	26,737	(2.6)%	4,238	3,988	6.3%	55,164	46,593	18.4%
Orlando-Daytona	65,864	59,573	10.6%	13,708	14,779	(7.2)%	3,330	2,954	12.7%	48,826	41,840	16.7%
Philadelphia	66,000	59,666	10.6%	15,105	15,461	(2.3)%	2,730	2,633	3.7%	48,165	41,572	15.9%
West Palm Beach	59,466	50,623	17.5%	12,523	12,549	(0.2)%	2,168	2,057	5.4%	44,775	36,017	24.3%
Tampa	53,608	46,216	16.0%	12,070	12,723	(5.1)%	2,454	2,203	11.4%	39,084	31,290	24.9%
Charlotte	47,411	41,106	15.3%	9,113	9,627	(5.3)%	2,208	2,027	8.9%	36,090	29,452	22.5%
All other markets	870,933	781,080	11.5%	194,655	204,445	(4.8)%	41,765	39,183	6.6%	634,513	537,452	18.1%
Totals	$2,767,577	$2,504,919	10.5%	$587,713	$608,913	(3.5)%	$109,531	$102,538	6.8%	$2,070,333	$1,793,468	15.4%

Same Store Facilities Operating Trends by Market (Continued)

	As of December 31, 2021		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2020	2019	Change	2020	2019	Change	2020	2019	Change
Los Angeles	213	15.2	$25.98	$25.95	0.1%	96.6%	95.1%	1.6%	$25.10	$24.67	1.7%
San Francisco	130	8.1	26.46	26.47	—%	96.0%	94.1%	2.0%	25.40	24.92	1.9%
New York	90	6.4	25.86	26.25	(1.5)%	95.1%	94.0%	1.2%	24.58	24.67	(0.4)%
Miami	83	5.8	19.75	20.33	(2.9)%	94.4%	93.0%	1.5%	18.64	18.90	(1.4)%
Seattle-Tacoma	87	5.9	20.31	20.39	(0.4)%	94.1%	93.0%	1.2%	19.12	18.97	0.8%
Washington DC	89	5.5	21.11	21.45	(1.6)%	94.4%	93.4%	1.1%	19.93	20.03	(0.5)%
Chicago	129	8.1	14.96	15.15	(1.3)%	93.8%	92.1%	1.8%	14.04	13.95	0.6%
Atlanta	98	6.4	13.18	13.59	(3.0)%	92.9%	93.2%	(0.3)%	12.24	12.66	(3.3)%
Dallas-Ft. Worth	102	6.6	13.40	13.64	(1.8)%	93.0%	92.1%	1.0%	12.47	12.57	(0.8)%
Houston	92	6.4	12.64	13.23	(4.5)%	92.1%	89.9%	2.4%	11.64	11.90	(2.2)%
Orlando-Daytona	70	4.5	13.55	13.91	(2.6)%	94.3%	94.2%	0.1%	12.79	13.10	(2.4)%
Philadelphia	56	3.5	16.86	16.65	1.3%	96.1%	95.3%	0.8%	16.20	15.86	2.1%
West Palm Beach	40	2.9	18.09	18.33	(1.3)%	94.7%	93.3%	1.5%	17.14	17.10	0.2%
Tampa	52	3.5	13.70	14.10	(2.8)%	93.4%	92.6%	0.9%	12.80	13.06	(2.0)%
Charlotte	50	3.8	11.10	11.33	(2.0)%	92.9%	91.7%	1.3%	10.31	10.39	(0.8)%
All other markets	893	56.1	14.14	14.26	(0.8)%	94.5%	93.4%	1.2%	13.36	13.32	0.3%
Totals	2,274	148.7	$17.24	$17.41	(1.0)%	94.5%	93.3%	1.3%	$16.29	$16.25	0.2%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2020	2019	Change	2020	2019	Change	2020	2019	Change	2020	2019	Change
Los Angeles	$388,613	$385,426	0.8%	$62,562	$59,487	5.2%	$10,365	$9,969	4.0%	$315,686	$315,970	(0.1)%
San Francisco	209,941	206,860	1.5%	36,094	34,881	3.5%	6,496	6,041	7.5%	167,351	165,938	0.9%
New York	162,637	165,230	(1.6)%	43,849	43,341	1.2%	4,881	5,076	(3.8)%	113,907	116,813	(2.5)%
Miami	112,128	114,980	(2.5)%	26,173	25,755	1.6%	4,113	3,888	5.8%	81,842	85,337	(4.1)%
Seattle-Tacoma	116,054	116,133	(0.1)%	23,917	21,723	10.1%	4,154	3,921	5.9%	87,983	90,489	(2.8)%
Washington DC	112,739	114,483	(1.5)%	26,695	26,130	2.2%	3,629	3,649	(0.5)%	82,415	84,704	(2.7)%
Chicago	118,560	119,281	(0.6)%	50,338	50,295	0.1%	5,473	5,667	(3.4)%	62,749	63,319	(0.9)%
Atlanta	83,120	87,134	(4.6)%	19,080	18,550	2.9%	4,236	4,327	(2.1)%	59,804	64,257	(6.9)%
Dallas-Ft. Worth	85,545	87,157	(1.8)%	23,884	23,404	2.1%	4,146	4,177	(0.7)%	57,515	59,576	(3.5)%
Houston	77,318	79,969	(3.3)%	26,737	26,799	(0.2)%	3,988	3,927	1.6%	46,593	49,243	(5.4)%
Orlando-Daytona	59,573	61,654	(3.4)%	14,779	14,226	3.9%	2,954	2,927	0.9%	41,840	44,501	(6.0)%
Philadelphia	59,666	59,120	0.9%	15,461	14,782	4.6%	2,633	2,746	(4.1)%	41,572	41,592	—%
West Palm Beach	50,623	51,213	(1.2)%	12,549	11,954	5.0%	2,057	1,812	13.5%	36,017	37,447	(3.8)%
Tampa	46,216	47,706	(3.1)%	12,723	12,141	4.8%	2,203	2,144	2.8%	31,290	33,421	(6.4)%
Charlotte	41,106	41,880	(1.8)%	9,627	9,740	(1.2)%	2,027	2,098	(3.4)%	29,452	30,042	(2.0)%
All other markets	781,080	787,346	(0.8)%	204,445	198,813	2.8%	39,183	38,266	2.4%	537,452	550,267	(2.3)%
Totals	$2,504,919	$2,525,572	(0.8)%	$608,913	$592,021	2.9%	$102,538	$100,635	1.9%	$1,793,468	$1,832,916	(2.2)%

Acquired Facilities
The Acquired Facilities represent 338 facilities that we acquired in 2019, 2020, and 2021. As a result of the stabilization process and timing of when these facilities were acquired (and resulting reclassification to Same-Store Facilities), year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Year Ended December 31,			Year Ended December 31,
	2021	2020	Change (a)	2020	2019	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2019 Acquisitions	$41,967	$31,334	$10,633	$31,334	$12,704	$18,630
2020 Acquisitions	54,890	11,365	43,525	11,365	—	11,365
2021 Acquisitions	106,474	—	106,474	—	—	—
Total revenues	203,331	42,699	160,632	42,699	12,704	29,995

Cost of operations (b):
2019 Acquisitions	13,486	13,323	163	13,323	5,178	8,145
2020 Acquisitions	25,216	6,742	18,474	6,742	—	6,742
2021 Acquisitions	32,705	—	32,705	—	—	—
Total cost of operations	71,407	20,065	51,342	20,065	5,178	14,887

Net operating income:
2019 Acquisitions	28,481	18,011	10,470	18,011	7,526	10,485
2020 Acquisitions	29,674	4,623	25,051	4,623	—	4,623
2021 Acquisitions	73,769	—	73,769	—	—	—
Net operating income	131,924	22,634	109,290	22,634	7,526	15,108
Depreciation and amortization expense	(183,086)	(32,939)	(150,147)	(32,939)	(12,883)	(20,056)
Net loss	$(51,162)	$(10,305)	$(40,857)	$(10,305)	$(5,357)	$(4,948)

At December 31:
Square foot occupancy:
2019 Acquisitions	92.4%	91.7%	0.8%	91.7%	73.6%	24.6%
2020 Acquisitions	88.2%	63.5%	38.9%	63.5%	—	—
2021 Acquisitions	79.9%	—	—	—	—	—
	82.6%	74.4%	11.0%	74.4%	73.6%	1.1%
Annual contract rent per occupied square foot:
2019 Acquisitions	$15.65	$11.93	31.2%	$11.93	$12.27	(2.8)%
2020 Acquisitions	14.82	12.50	18.6%	12.50	—	—
2021 Acquisitions	15.62	—	—	—	—	—
	$15.48	$12.23	26.6%	$12.23	$12.27	(0.3)%
Number of facilities:
2019 Acquisitions	44	44	—	44	44	—
2020 Acquisitions	62	62	—	62	—	62
2021 Acquisitions	232	—	232	—	—	—
	338	106	232	106	44	62
Net rentable square feet (in thousands):
2019 Acquisitions	3,154	3,154	—	3,154	3,133	21
2020 Acquisitions	5,075	5,075	—	5,075	—	5,075
2021 Acquisitions	21,830	—	21,830	—	—	—
	30,059	8,229	21,830	8,229	3,133	5,096

ACQUIRED FACILITIES (Continued)

As of December 31, 2021
Costs to acquire (in thousands):
2019 Acquisitions	$429,850
2020 Acquisitions	796,065
2021 Acquisitions	5,115,276
$6,341,191
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion, which includes 47 self-storage facilities and one property that is under construction. Included in the 2021 Acquisition results in the table above are revenues of $61.7 million, NOI of $48.5 million (including Direct NOI of $50.2 million) and square footage occupancy of 92.2% for 2021 since the acquisition on April 28, 2021.
During 2021, we acquired the All Storage portfolio consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion, with 55 properties closed in the fourth quarter of 2021 and one property expected to close in early 2022.
Subsequent to December 31, 2021, we are under contract to acquire 15 self-storage facilities across 10 states with 1.2 million net rentable square feet, for $212.4 million.

Developed and Expanded Facilities
The developed and expanded facilities include 70 facilities that were developed on new sites since January 1, 2016, and 72 facilities subject to expansion of their net rentable square footage. Of these expansions, 43 were completed at January 1, 2020, 23 were completed in the 24 months ended December 31, 2021, and 6 are currently in process at December 31, 2021. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED
FACILITIES	Year Ended December 31,			Year Ended December 31,
	2021	2020	Change (a)	2020	2019	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2016	$35,016	$28,476	$6,540	$28,476	$25,532	$2,944
Developed in 2017	27,593	21,541	6,052	21,541	17,826	3,715
Developed in 2018	28,308	20,163	8,145	20,163	13,510	6,653
Developed in 2019	11,921	6,455	5,466	6,455	1,720	4,735
Developed in 2020	3,405	301	3,104	301	—	301
Developed in 2021	1,602	—	1,602	—	—	—
Expansions completed before 2020	59,465	41,311	18,154	41,311	30,766	10,545
Expansions completed in 2020 or 2021	32,922	23,649	9,273	23,649	24,294	(645)
Expansions in process	4,836	7,190	(2,354)	7,190	7,730	(540)
Total revenues	205,068	149,086	55,982	149,086	121,378	27,708

Cost of operations (b):
Developed in 2016	9,358	9,739	(381)	9,739	9,163	576
Developed in 2017	9,932	9,625	307	9,625	9,164	461
Developed in 2018	9,983	10,364	(381)	10,364	9,367	997
Developed in 2019	5,240	4,685	555	4,685	1,915	2,770
Developed in 2020	1,679	383	1,296	383	—	383
Developed in 2021	1,546	—	1,546	—	—	—
Expansions completed before 2020	23,277	22,052	1,225	22,052	17,103	4,949
Expansions completed in 2020 or 2021	11,300	7,897	3,403	7,897	6,729	1,168
Expansions in process	1,302	1,699	(397)	1,699	1,608	91
Total cost of operations	73,617	66,444	7,173	66,444	55,049	11,395

Net operating income (loss):
Developed in 2016	25,658	18,737	6,921	18,737	16,369	2,368
Developed in 2017	17,661	11,916	5,745	11,916	8,662	3,254
Developed in 2018	18,325	9,799	8,526	9,799	4,143	5,656
Developed in 2019	6,681	1,770	4,911	1,770	(195)	1,965
Developed in 2020	1,726	(82)	1,808	(82)	—	(82)
Developed in 2021	56	—	56	—	—	—
Expansions completed before 2020	36,188	19,259	16,929	19,259	13,663	5,596
Expansions completed in 2020 or 2021	21,622	15,752	5,870	15,752	17,565	(1,813)
Expansions in process	3,534	5,491	(1,957)	5,491	6,122	(631)
Net operating income	131,451	82,642	48,809	82,642	66,329	16,313
Depreciation and amortization expense	(61,645)	(53,621)	(8,024)	(53,621)	(46,340)	(7,281)
Net income	$69,806	$29,021	$40,785	$29,021	$19,989	$9,032

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of December 31,			As of December 31,
	2021	2020	Change (a)	2020	2019	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2016	91.6%	90.4%	1.3%	90.4%	79.6%	13.6%
Developed in 2017	91.4%	88.7%	3.0%	88.7%	77.3%	14.7%
Developed in 2018	88.6%	86.5%	2.4%	86.5%	65.4%	32.3%
Developed in 2019	87.3%	84.6%	3.2%	84.6%	38.1%	122.0%
Developed in 2020	88.9%	34.0%	161.5%	34.0%	—	—
Developed in 2021	48.8%	—	—	—	—	—
Expansions completed before 2020	88.9%	81.8%	8.7%	81.8%	57.8%	41.5%
Expansions completed in 2020 or 2021	78.6%	66.1%	18.9%	66.1%	87.3%	(24.3)%
Expansions in process	59.2%	79.3%	(25.3)%	79.3%	88.6%	(10.5)%
	85.5%	81.4%	5.0%	81.4%	67.2%	21.1%
Annual contract rent per occupied square foot:
Developed in 2016	19.00	15.22	24.8%	15.22	15.18	0.3%
Developed in 2017	16.03	12.64	26.8%	12.64	12.11	4.4%
Developed in 2018	17.08	12.73	34.2%	12.73	12.54	1.5%
Developed in 2019	14.58	9.69	50.5%	9.69	10.13	(4.3)%
Developed in 2020	17.67	10.08	75.3%	10.08	—	—
Developed in 2021	15.41	—	—	—	—	—
Expansions completed before 2020	13.47	10.05	34.0%	10.05	10.80	(6.9)%
Expansions completed in 2020 or 2021	17.65	16.86	4.7%	16.86	17.70	(4.7)%
Expansions in process	20.33	21.14	(3.8)%	21.14	22.81	(7.3)%
	15.94	12.56	26.9%	12.56	13.29	(5.5)%
Number of facilities:
Developed in 2016	16	16	—	16	16	—
Developed in 2017	16	16	—	16	16	—
Developed in 2018	18	18	—	18	18	—
Developed in 2019	11	11	—	11	11	—
Developed in 2020	3	3	—	3	—	3
Developed in 2021	6	—	6	—	—	—
Expansions completed before 2020	43	43	—	43	43	—
Expansions completed in 2020 or 2021	23	21	2	21	21	—
Expansions in process	6	6	—	6	6	—
	142	134	8	134	131	3
Net rentable square feet (in thousands) (c):
Developed in 2016	2,141	2,141	—	2,141	2,141	—
Developed in 2017	2,040	2,040	—	2,040	2,040	—
Developed in 2018	2,069	2,069	—	2,069	2,069	—
Developed in 2019	1,057	1,057	—	1,057	1,057	—
Developed in 2020	347	347	—	347	—	347
Developed in 2021	681	—	681	—	—	—
Expansions completed before 2020	5,629	5,629	—	5,629	5,627	2
Expansions completed in 2020 or 2021	3,156	2,232	924	2,232	1,487	745
Expansions in process	287	376	(89)	376	376	—
	17,407	15,891	1,516	15,891	14,797	1,094

As of December 31, 2021
Costs to develop (in thousands):
Developed in 2016	$257,585
Developed in 2017	239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Expansions completed before 2020 (d)	381,940
Expansions completed in 2020 or 2021 (d)	200,839
$1,650,504
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 17.4 million net rentable square feet at December 31, 2021, including 6.0 million in Texas, 2.6 million in Florida, 2.2 million in California, 1.5 million in Colorado, 1.1 million in Minnesota, 0.9 million in North Carolina, 0.6 million in Washington, 0.4 million in each of Missouri and Virginia, 0.3 million in each of Georgia, Michigan, New Jersey and South Carolina and 0.5 million in other states.
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
At December 31, 2021, we had 22 additional facilities in development, which will have a total of 1.8 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $331.0 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansions completed” represent those facilities where the expansions have been completed at December 31, 2021. We incurred a total of $582.8 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 5.6 million net rentable square feet of new storage space.
The facilities under "expansion in process" represent those facilities where construction is in process at December 31, 2021, and together with additional expansion activities primarily related to our Same Store Facilities at December 31, 2021, we expect to add a total of 2.8 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $469.0 million.

Other non-same store facilities
The “other non-same store facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2019, due primarily to casualty events such as hurricanes, floods, and fires.
The other non-same store facilities have an aggregate of 2.2 million net rentable square feet, including 0.6 million in Texas, 0.3 million in California, 0.2 million in each of Georgia, Ohio and Tennessee, and 0.7 million in other states.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $160.2 million in 2021 as compared to 2020 and increased $40.3 million in 2020 as compared to 2019, primarily due to acquired, developed and expanded facilities. We expect continued increases in depreciation expense in 2022 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded in 2022.

The following discussion and analysis of the components of net income present a comparison for the year ended December 31, 2021 to the year ended December 31, 2020. The results of these components for the years ended December 31, 2020 compared to December 31, 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 24, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 24, 2021.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$166,585	$149,286	$17,299
Merchandise	28,466	29,702	(1,236)
Third party property management	17,207	14,450	2,757
Total revenues	212,258	193,438	18,820
Cost of operations:
Tenant reinsurance	33,932	28,486	5,446
Merchandise	17,274	17,609	(335)
Third party property management	17,362	13,824	3,538
Total cost of operations	68,568	59,919	8,649
Net operating income (loss):
Tenant reinsurance	132,653	120,800	11,853
Merchandise	11,192	12,093	(901)
Third party property management	(155)	626	(781)
Total net operating income	$143,690	$133,519	$10,171
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $17.3 million or 11.6% in 2021 over 2020 as a result of higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $133.8 million and $128.0 million in 2021 and 2020, respectively, representing a 4.5% year over year increase in 2021.
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
Merchandise sales: Sales of locks, boxes, and packing supplies at our self-storage facilities are primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in 2022.
Third-party property management: At December 31, 2021, we managed 93 facilities for unrelated third parties, and were under contract to manage 59 additional facilities including 54 facilities that are currently under construction. During 2021, we added 79 facilities to the program, acquired 25 facilities from the program, and had 19 properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of lease-up for newly managed properties.
Analysis of items not allocated to our Reportable Segments
Equity in earnings of unconsolidated real estate entities
For all periods presented, we have equity investments in PSB and Shurgard, which we account for using the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$207,722	$64,835	$142,887
Shurgard	24,371	15,662	8,709
Total equity in earnings	$232,093	$80,497	$151,596
Investment in PSB: Throughout all periods presented, we owned 7,158,354 shares of PS Business Parks, Inc. (“PSB”) common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 41% common equity interest as of December 31, 2021 (42% as of December 31, 2020). The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.
At December 31, 2021, PSB wholly-owned approximately 28 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.
Included in our equity earnings from PSB is our equity share of gains on sale of real estate totaling $149.0 million and $11.3 million in 2021 and 2020, respectively. PSB’s filings and selected financial information, including discussion of the factors that affect its earnings, can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com. Information on this website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.
Investment in Shurgard: Throughout all periods presented, we effectively owned, directly and indirectly, 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard. Shurgard’s common shares trade on Euronext Brussels under the “SHUR” symbol.
At December 31, 2021, Shurgard owned 253 self-storage facilities with approximately 14 million net rentable square feet. Shurgard pays us license fees for use of the Shurgard® trademark, as described in more detail in Note 4 to our December 31, 2021 consolidated financial statements.
Equity in earnings from Shurgard increased $8.7 million in 2021 as compared to 2020, primarily due to the impact of improved same store operating income. Shurgard’s public filings and publicly reported information, including discussion of the factors that affect its earnings, can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.134 U.S. Dollars per Euro at December 31, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.183 for 2021 and 1.141 for 2020.

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)

Share-based compensation expense	$37,760	$18,586	$19,174
Development and acquisition costs	8,403	10,839	(2,436)
Tax compliance costs and taxes paid	11,530	8,317	3,213
Legal costs	6,194	8,063	(1,869)
Corporate management costs	19,189	18,088	1,101
Other costs	18,178	19,306	(1,128)
Total	$101,254	$83,199	$18,055
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
In 2021, share-based compensation expense increased $19.2 million as compared to 2020, primarily due to (i) the absence of comparable performance-based share-based compensation expense in 2020 and (ii) the accelerated compensation costs recognized in 2021 associated with modifying our share-based compensation plans in July 2020, to allow immediate vesting upon retirement.
Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $14.6 million and $11.8 million in 2021 and 2020, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During 2020, we incurred $3.2 million in costs associated with the write-off of cancelled development projects.
Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the costs of filing tax returns, and other costs associated with complying with federal and state tax laws. Such costs vary primarily based upon the tax rates and the level of our operations in the various states in which we do business. State income tax increased $2.9 million from 2020 to 2021, due to rising taxable income in certain states where there are differences between federal and state tax laws.

Interest and other income: Interest and other income is comprised of the revenue and cost associated with our commercial operations, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. For 2021 and 2020, we recognized $12.3 million and $22.3 million interest and other income, respectively. Amounts attributable to commercial operations was $8.1 million and $8.6 million in 2021 and 2020, respectively. Excluding the aforementioned amounts attributable to our commercial operations, interest and other income decreased $9.5 million from 2020 to 2021, primarily due to $5.5 million other income recognized in 2020 related to litigation settlements and early repayment of notes receivable and $3.4 million decrease of interest earned on cash balances from 2020 to 2021.

Interest expense: For 2021 and 2020, we incurred $94.3 million and $59.7 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $3.5 million and $3.4 million during 2021 and 2020, respectively, associated with our development activities. The increase of interest expense in 2021 as compared to 2020 is due to our issuances of debt. At December 31, 2021, we had $7.5 billion of notes payable outstanding, with a weighted average interest rate of approximately 1.8%, compared to $2.5 billion of notes payable outstanding at December 31, 2020.
Foreign Currency Exchange Gain (Loss): For 2021, we recorded foreign currency gains of $111.8 million representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (losses of $98.0 million for 2020). The Euro was translated at exchange rates of approximately 1.134 U.S. Dollars per Euro at December 31, 2021 and 1.226 at December 31, 2020. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on Sale of Real Estate: In 2021 and 2020, we recorded gains on sale of real estate totaling $13.7 million, and $1.5 million, respectively, primarily in connection with the partial or complete sale of real estate facilities pursuant to eminent domain proceedings.

Liquidity and Capital Resources
Overview

Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter comprised (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these cash requirements through operating cash flow and opportunistic debt and equity financing.
Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures. Our annual operating retained cash flow increased from $200 million to $300 million per year in recent years to approximately $700 million in 2021. We anticipate retained operating cash flow will remain similar in 2022 as compared to 2021.
The REIT distribution requirement limits cash flow from operations that can be retained and reinvested in the business, increasing our reliance upon raising capital to fund growth. Capital needs in excess of retained cash flow are met with: (i) medium and long-term debt, (ii) preferred equity, and (iii) common equity. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants. We view our line of credit, as well as any short-term bank loans, as bridge financing.
Because raising capital is important to our growth, we endeavor to maintain a strong financial profile characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s. Our senior notes payable has an “A” credit rating by Standard & Poor’s and “A2” by Moody’s. Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s. Our credit profile enable us to effectively access both the public and private capital markets to raise capital.
We have a $500.0 million revolving line of credit which we are able to use as temporary “bridge” financing until we are able to raise longer term capital. As of December 31, 2021 and February 22, 2022, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $21.2 million of outstanding letters of credit which limits our borrowing capacity to $478.8 million. Our line of credit matures on April 19, 2024.
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
We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.
Our expected capital resources include: (i) $734.6 million of cash as of December 31, 2021, (ii) $242.8 million in net proceeds from the issuance of our Series S Preferred Shares on January 13, 2022 and (iii) approximately $700.0 million of expected retained operating cash flow over the next twelve months. Over the long term, to the extent that our capital needs exceed our capital resources, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Cash Requirements
The following summarizes our expected material cash requirements which comprise (i) contractually obligated expenditures, (ii) other essential expenditures, and (iii) opportunistic expenditures. We expect our capital needs to increase over the next year as we add projects to our development pipeline and acquire additional properties.
Required Debt Repayments: As of December 31, 2021, the principal outstanding on our debt totaled approximately $7.5 billion, consisting of $23.3 million of secured notes payable, $1.7 billion of Euro-denominated unsecured notes payable and $5.8 billion of U.S. Dollar denominated unsecured notes payable. Approximate principal maturities and interest payments are as follows (amounts in thousands):

2022	$628,764
2023	136,588
2024	927,178
2025	383,740
2026	1,251,908
Thereafter	5,015,478
$8,343,656
We plan to refinance our 2022 unsecured notes when they come due in September 2022.
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
Capital expenditures totaled $284.2 million in 2021 and are expected to approximate $300 million in 2022. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $130 million in 2021 and expect to spend $180 million in 2022 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which approximated $41 million for the year ended December 31, 2021 and we expect to spend $30 million in 2022.
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
On February 18, 2022, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of March 2022. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our Preferred Shares outstanding at December 31, 2021 and our Series S Preferred Shares issued on January 13, 2022 is approximately $194.7 million per year.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to December 31, 2021, we acquired or were under contract to acquire 15 self-storage facilities for a total purchase price of $212.4 million. Seven of these properties are under construction and expected to close as they are completed in 2022.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of December 31, 2021, we had development and expansion projects at a total cost of approximately $800.0 million. Costs incurred through December 31, 2021 were $272.5 million, with the remaining cost to complete of $527.5 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Property Operating Expenses: The direct and indirect cost of our operations impose significant cash requirements. Direct operating costs include property taxes, on-site property manager payroll, repairs and maintenance, utilities and marketing. Indirect operating costs include supervisory payroll and centralized management costs. The cash requirements from these operating costs will vary year to year based on, among other things, changes in the size of our portfolio and changes in property tax rates and assessed values, wage rates and marketing costs in our markets.
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 22, 2022, we have no series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice. See Note 9 to our December 31, 2021 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2021, we did not repurchase any of our common shares. From the inception of the repurchase program through February 22, 2022, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $7.5 billion at December 31, 2021.
The fair value of our debt at December 31, 2021 is approximately $7.6 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 1.8% at December 31, 2021. See Note 7 to our December 31, 2021 consolidated financial statements for further information regarding our debt (amounts in thousands).

	2022	2023	2024	2025	2026	Thereafter	Total

Debt	$502,483	$19,219	$813,555	$274,649	$1,150,138	$4,762,361	$7,522,405
We have foreign currency exposure at December 31, 2021 related to (i) our investment in Shurgard, with a book value of $313.5 million, and a fair value of $2.0 billion based upon the closing price of Shurgard’s stock on December 31, 2021, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
ITEM 8. Financial Statements and Supplementary Data
The financial statements and supplementary data appearing on pages F-3 to F-30 are incorporated herein by reference.
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
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Public Storage
Opinion on Internal Control over Financial Reporting
We have audited Public Storage’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 22, 2022

ITEM 9B.    Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Trustees, Executive Officers and Corporate Governance
The following is a biographical summary of the current executive officers of the Company:
Joseph D. Russell, Jr., age 62, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019, and as a director of PS Business Parks, Inc. since August 2003.
H. Thomas Boyle, age 39, has served as Chief Financial Officer since January 1, 2019, and was previously Vice President and Chief Financial Officer, Operations since joining the Company in November 2016. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets.
Nathaniel A. Vitan, age 48, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019, and was Vice President and Chief Counsel–Litigation and Operations since joining the Company in June 2016. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services, Inc. and served as a Trial Practice and Appellate Litigation Attorney at Latham & Watkins LLP.
Natalia Johnson, age 44, has served as the Chief Administrative Officer since August 4, 2020. Previously, Ms. Johnson served as Senior Vice President, Chief Human Resources Officer from April 25, 2018 to August 4, 2020 and Senior Vice President of Human Resources from July 2016 to April 2018. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business and worked for Coca-Cola Andina and San Cristόbal Insurance.
Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    Certain Relationships and Related Transactions and Trustee Independence
The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
a.    1.    Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules hereof are filed as part of this report.
2.Financial Statement Schedules
The financial statements schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.
3.Exhibits
See Index to Exhibits contained herein.
b.Exhibits:
See Index to Exhibits contained herein.
c.Financial Statement Schedules
Not applicable.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1
Restated Declaration of Trust of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Public Storage. Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and incorporated by reference herein.

3.3	Articles Supplementary for Public Storage 5.150% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated May 23, 2017 and incorporated by reference herein.

3.4	Articles Supplementary for Public Storage 5.050% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated July 31, 2017 and incorporated by reference herein.

3.5
Articles Supplementary for Public Storage 5.600% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated February 28, 2019 and incorporated by reference herein.

3.6
Articles Supplementary for Public Storage 4.875% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated September 5, 2019 and incorporated by reference herein.

3.7
Articles Supplementary for Public Storage 4.700% Cumulative Preferred Shares, Series J. Filed with the Registrant’s Current Report on Form 8-K dated November 5, 2019 and incorporated by reference herein.

3.8
Articles Supplementary for Public Storage 4.750% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated December 11, 2019 and incorporated by reference herein.

3.9	Articles Supplementary for Public Storage 4.625% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 8, 2020 and incorporated by reference herein.

3.10
Articles Supplementary for Public Storage 4.125 % Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated August 11, 2020 and incorporated by reference herein.

3.11
Articles Supplementary for Public Storage 3.875% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated September 29, 2020 and incorporated by reference herein.

3.12
Articles Supplementary for Public Storage 3.900% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated November 9, 2020 and incorporated by reference herein.

3.13	Articles Supplementary for Public Storage 4.000% Cumulative Preferred Shares, Series P. Filed with the Company’s Current Report on Form 8-K dated June 7, 2021 and incorporated by reference herein.

3.14
Articles Supplementary for Public Storage 3.950% Cumulative Preferred Shares, Series Q. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 10, 2021 and incorporated by reference herein.

3.15
Articles Supplementary for Public Storage 4.000% Cumulative Preferred Shares, Series R. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2021 and incorporated by reference herein.

3.16
Articles Supplementary for Public Storage 4.100% Cumulative Preferred Shares, Series S. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2022 and incorporated by reference herein.

4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed herewith.

4.3
Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

4.4
First Supplemental Indenture, dated as of September 18, 2017, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2022 Notes and the form of Global Note representing the 2027 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2017 and incorporated herein by reference.

4.5
Second Supplemental Indenture, dated as of April 12, 2019, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2029 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 12, 2019 and incorporated herein by reference.

4.6
Third Supplemental Indenture, dated as of January 24, 2020, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 24, 2020 and incorporated herein by reference.

4.7
Fourth Supplemental Indenture, dated as of January 19, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2021 and incorporated herein by reference.

4.8
Fifth Supplemental Indenture, dated as of April 23, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the Floating Rate Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 23, 2021 and incorporated herein by reference.

4.9
Sixth Supplemental Indenture, dated as of April 23, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2028 Notes. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 23, 2021 and incorporated herein by reference.

4.10
Seventh Supplemental Indenture, dated as of April 23, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2031 Notes. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 23, 2021 and incorporated herein by reference.

4.11
Eighth Supplemental Indenture, dated as of September 9, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 9, 2021 and incorporated herein by reference.

4.12
Ninth Supplemental Indenture, dated as of November 9, 2021, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2026 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 9, 2021 and incorporated herein by reference.

4.13
Tenth Supplemental Indenture, dated as of November 9, 2021, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2028 Notes. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 9, 2021 and incorporated herein by reference.

4.14
Eleventh Supplemental Indenture, dated as of November 9, 2021, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2031 Notes. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 9, 2021 and incorporated herein by reference.

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

10.10	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.11*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.12*	Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2016 Proxy Statement dated March 16, 2016 and incorporated herein by reference.

10.13*	Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix A to the Company’s 2021 Proxy Statement dated March 16, 2021 and incorporated herein by reference.

10.14
Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto. Filed with Registrant’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.15
Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto. Filed with Registrant’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

10.16
Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (SEC File No. 001-33519) and incorporated herein by reference.

10.17*
Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares (2018). Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.18*
Form of 2016 Plan Trustee Deferred Stock Unit Agreement (2018). Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.19*
Form of 2016 Plan Executive Restricted Stock Unit Agreement (2018). Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.20*	Form of 2016 Employee Stock Unit Agreement (2020). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.21*
Form of 2016 Plan Employee Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.22*
Form of 2016 Plan Performance-Based Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.23*	Form of 2021 Plan Employee Stock Unit Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.24*
Form of 2021 Plan Employee Non-Qualified Stock Option Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.25*
Form of 2021 Plan Performance-Based Non-Qualified Stock Option Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

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

PUBLIC STORAGE

Date: February 22, 2022	By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 22, 2022
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial Officer (principal financial officer)	February 22, 2022
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 22, 2022
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 22, 2022
Tamara Hughes Gustavson

/s/ Leslie Stone Heisz	Trustee	February 22, 2022
Leslie Stone Heisz

/s/ Michelle Millstone-Shroff	Trustee	February 22, 2022
Michelle Millstone-Shroff

/s/ Shankh S. Mitra	Trustee	February 22, 2022
Shankh S. Mitra

/s/ David J. Neithercut	Trustee	February 22, 2022
David J. Neithercut

/s/ Rebecca Owen	Trustee	February 22, 2022
Rebecca Owen

/s/ Kristy M. Pipes	Trustee	February 22, 2022
Kristy M. Pipes

/s/ Avedick B. Poladian	Trustee	February 22, 2022
Avedick B. Poladian

Signature	Title	Date

/s/ John Reyes	Trustee	February 22, 2022
John Reyes

/s/ Tariq M. Shaukat	Trustee	February 22, 2022
Tariq M. Shaukat

/s/ Ronald P. Spogli	Trustee	February 22, 2022
Ronald P. Spogli

/s/ Paul S. Williams	Trustee	February 22, 2022
Paul S. Williams

PUBLIC STORAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES
(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm Auditor name: Ernst & Young LLP; Firm ID: (42); Auditor location: Los Angeles, California	F-1 - F-2

Consolidated Balance sheets as of December 31, 2021 and 2020	F-3

For the years ended December 31, 2021, 2020, and 2019:

Consolidated Statements of income	F-4

Consolidated Statements of comprehensive income	F-5

Consolidated Statements of equity and redeemable noncontrolling interests	F-6 - F-7

Consolidated Statements of cash flows	F-8 - F-9

Notes to consolidated financial statements	F-10 - F-30

Schedule:

III – Real estate and accumulated depreciation	F-31 - F-33
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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

Purchase Price Allocation

Description of the Matter
For the year ended December 31, 2021, the Company completed the acquisition of 232 real estate facilities for a total purchase price of $5.1 billion. As further discussed in Notes 2 and 3 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed, which consisted principally of land and buildings.

Auditing the accounting for the Company’s 2021 acquisitions of real estate facilities was subjective because the Company, with the assistance of its external valuation specialist, must exercise a high level of management judgment in determining the estimated fair value of acquired land and buildings. Determining the fair value of acquired land was difficult due to the lack of available directly comparable land market information. The estimated fair value of the acquired buildings was based upon (i) the income approach, which included estimating the fair value of hypothetical vacant acquired buildings and adjusting for the estimated fair value of land or (ii) estimated replacement costs, which were calculated by estimating the cost of building similar facilities in comparable markets and adjusting those costs for the age, quality, and configuration associated with the acquired facilities. Determining the fair value of the acquired buildings was challenging due to the judgment utilized by management in determining the assumptions utilized in, or the adjustments applied to, the valuation of each building.

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

For the 2021 acquisitions of real estate facilities described above, our procedures included, but were not limited to, evaluating the sensitivity of changes in significant assumptions on the purchase price allocation. We performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land and building values. For certain of these asset acquisitions, we also read the purchase agreements, evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition, evaluated the methods and significant assumptions used by the Company, and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales, income approach assumptions, and replacement cost assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1980.
Los Angeles, California
February 22, 2022

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2021	December 31, 2020

ASSETS

Cash and equivalents	$734,599	$257,560
Real estate facilities, at cost:
Land	5,134,060	4,375,588
Buildings	17,673,773	12,997,039
	22,807,833	17,372,627
Accumulated depreciation	(7,773,308)	(7,152,135)
	15,034,525	10,220,492
Construction in process	272,471	188,079
	15,306,996	10,408,571

Investments in unconsolidated real estate entities	828,763	773,046
Goodwill and other intangible assets, net	302,894	204,654
Other assets	207,656	172,715
Total assets	$17,380,908	$11,816,546

LIABILITIES AND EQUITY

Notes payable	$7,475,279	$2,544,992
Preferred shares called for redemption (Note 9)	—	300,000
Accrued and other liabilities	482,091	394,655
Total liabilities	7,957,370	3,239,647

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	68,249	—

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 164,000 shares issued (in series) and outstanding, (151,700 at December 31, 2020) at liquidation preference	4,100,000	3,792,500
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,134,455 shares issued and outstanding (174,581,742 shares at December 31, 2020)	17,513	17,458
Paid-in capital	5,821,667	5,707,101
Accumulated deficit	(550,416)	(914,791)
Accumulated other comprehensive loss	(53,587)	(43,401)
Total Public Storage shareholders’ equity	9,335,177	8,558,867
Noncontrolling interests	20,112	18,032
Total equity	9,355,289	8,576,899
Total liabilities, redeemable noncontrolling interests and equity	$17,380,908	$11,816,546

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019

Revenues:
Self-storage facilities	$3,203,566	$2,721,630	2,684,552
Ancillary operations	212,258	193,438	170,556
	3,415,824	2,915,068	2,855,108

Expenses:
Self-storage cost of operations	852,030	807,543	762,416
Ancillary cost of operations	68,568	59,919	50,736
Depreciation and amortization	713,428	553,257	512,918
General and administrative	101,254	83,199	62,146
Interest expense	90,774	56,283	45,641
	1,826,054	1,560,201	1,433,857

Other increases (decreases) to net income:
Interest and other income	12,306	22,323	26,683
Equity in earnings of unconsolidated real estate entities	232,093	80,497	69,547
Foreign currency exchange gain (loss)	111,787	(97,953)	7,829
Gain on sale of real estate	13,683	1,493	341
Net income	1,959,639	1,361,227	1,525,651
Allocation to noncontrolling interests	(6,376)	(4,014)	(5,117)
Net income allocable to Public Storage shareholders	1,953,263	1,357,213	1,520,534
Allocation of net income to:
Preferred shareholders	(186,579)	(207,068)	(210,179)
Preferred shareholders - redemptions (Note 9)	(28,914)	(48,265)	(32,693)
Restricted share units	(5,326)	(3,545)	(4,895)
Net income allocable to common shareholders	$1,732,444	$1,098,335	$1,272,767
Net income per common share:
Basic	$9.91	$6.29	$7.30
Diluted	$9.87	$6.29	$7.29

Basic weighted average common shares outstanding	174,858	174,494	174,287
Diluted weighted average common shares outstanding	175,568	174,642	174,530

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019

Net income	$1,959,639	$1,361,227	$1,525,651
Foreign currency exchange (loss) gain on investment in Shurgard	(10,186)	21,489	(830)
Total comprehensive income	1,949,453	1,382,716	1,524,821
Allocation to noncontrolling interests	(6,376)	(4,014)	(5,117)
Comprehensive income allocable to Public Storage shareholders	$1,943,077	$1,378,702	$1,519,704

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2018	$4,025,000	$17,413	$5,718,485	$(577,360)	$(64,060)	$9,119,478	$25,250	$9,144,728	$—
Issuance of 43,600 preferred shares (Note 9)	1,090,000	—	(30,844)	—	—	1,059,156	—	1,059,156	—
Redemption of 42,000 preferred shares (Note 9)	(1,050,000)	—	—	—	—	(1,050,000)	—	(1,050,000)	—
Issuance of common shares in connection with share-based compensation (287,734 shares) (Note 11)	—	29	33,535	—	—	33,564	—	33,564	—
Share-based compensation expense, net of cash paid in lieu of common shares (Note 11)	—	—	13,671	—	—	13,671	—	13,671	—
Acquisition of noncontrolling interests	—	—	(23,913)	—	—	(23,913)	(11,087)	(35,000)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	4,148	4,148	—
Net income	—	—	—	1,525,651	—	1,525,651	—	1,525,651	—
Net income allocated to noncontrolling interests	—	—	—	(5,117)	—	(5,117)	5,117	—	—
Distributions to:									—
Preferred shareholders (Note 9)	—	—	—	(210,179)	—	(210,179)	—	(210,179)	—
Noncontrolling interests	—	—	—	—	—	—	(6,672)	(6,672)	—
Common shareholders and restricted share unitholders ($8.00 per share)	—	—	—	(1,398,570)	—	(1,398,570)	—	(1,398,570)	—
Other comprehensive loss	—	—	—	—	(830)	(830)	—	(830)	—
Balances at December 31, 2019	$4,065,000	$17,442	$5,710,934	$(665,575)	$(64,890)	$9,062,911	$16,756	$9,079,667	$—
Issuance of 49,900 preferred shares (Note 9)	1,247,500	—	(39,294)	—	—	1,208,206	—	1,208,206	—
Redemption and shares called for redemption of 60,800 preferred shares (Note 9)	(1,520,000)	—	—	—	—	(1,520,000)	—	(1,520,000)	—
Issuance of common shares in connection with share-based compensation (163,127 shares) (Note 11)	—	16	12,648	—	—	12,664	—	12,664	—
Share-based compensation expense, net of cash paid in lieu of common shares (Note 11)	—	—	22,845	—	—	22,845	—	22,845	—
Acquisition of noncontrolling interests	—	—	(32)	—	—	(32)	(1)	(33)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	2,629	2,629	—
Net income	—	—	—	1,361,227	—	1,361,227	—	1,361,227	—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Net income allocated to noncontrolling interests	—	—	—	(4,014)	—	(4,014)	4,014	—	—
Distributions to:									—
Preferred shareholders (Note 9)	—	—	—	(207,068)	—	(207,068)	—	(207,068)	—
Noncontrolling interests	—	—	—	—	—	—	(5,366)	(5,366)	—
Common shareholders and restricted share unitholders ($8.00 per share)	—	—	—	(1,399,361)	—	(1,399,361)	—	(1,399,361)	—
Other comprehensive income	—	—	—	—	21,489	21,489	—	21,489	—
Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899	$—
Issuance of 47,300 preferred shares (Note 9)	1,182,500	—	(35,045)	—	—	1,147,455	—	1,147,455	—
Redemption of 35,000 preferred shares (Note 9)	(875,000)	—	—	—	—	(875,000)	—	(875,000)	—
Issuance of common shares in connection with share-based compensation (552,713 shares) (Note 11)	—	55	95,805	—	—	95,860	—	95,860	—
Share-based compensation expense, net of cash paid in lieu of common shares (Note 11)	—	—	54,492	—	—	54,492	—	54,492	—
Acquisition of noncontrolling interests	—	—	(686)	—	—	(686)	(6)	(692)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	2,451	2,451	68,170
Net income	—	—	—	1,959,639	—	1,959,639	—	1,959,639	—
Net income allocated to noncontrolling interests	—	—	—	(6,376)	—	(6,376)	5,906	(470)	470
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(186,579)	—	(186,579)	—	(186,579)	—
Noncontrolling interests	—	—	—	—	—	—	(6,271)	(6,271)	(391)
Common shareholders and restricted share unitholders ($8.00 per share)	—	—	—	(1,402,309)	—	(1,402,309)	—	(1,402,309)	—
Other comprehensive loss	—	—	—	—	(10,186)	(10,186)	—	(10,186)	—
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,959,639	$1,361,227	$1,525,651
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(13,683)	(1,493)	(341)
Depreciation and amortization	713,428	553,257	512,918
Equity in earnings of unconsolidated real estate entities	(232,093)	(80,497)	(69,547)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	150,488	72,098	73,259
Foreign currency exchange (gain) loss	(111,787)	97,953	(7,829)
Share-based compensation expense	59,815	33,363	25,833
Other	17,748	6,994	7,690
Total adjustments	583,916	681,675	541,983
Net cash flows from operating activities	2,543,555	2,042,902	2,067,634
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(270,238)	(169,998)	(187,303)
Development and expansion of real estate facilities	(281,981)	(189,413)	(284,682)
Acquisition of real estate facilities and intangible assets	(5,047,106)	(792,266)	(437,758)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	19,518	24,658	11,630
Repayment of note receivable	—	7,509	—
Proceeds from sale of real estate investments	16,296	1,796	762
Net cash flows used in investing activities	(5,563,511)	(1,117,714)	(897,351)
Cash flows from financing activities:
Repayments on notes payable	(2,218)	(2,020)	(1,920)
Issuance of notes payable, net of issuance costs	5,038,904	545,151	496,900
Issuance of preferred shares	1,147,455	1,208,206	1,059,156
Issuance of common shares in connection with share-based compensation	95,860	12,664	33,564
Redemption of preferred shares	(1,175,000)	(1,220,000)	(1,050,000)
Cash paid upon vesting of restricted share units	(13,069)	(10,518)	(12,162)
Acquisition of noncontrolling interests	(692)	(33)	(35,000)
Contributions by noncontrolling interests	2,451	2,629	4,148
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(1,588,888)	(1,606,429)	(1,608,749)
Distributions paid to noncontrolling interests	(6,662)	(5,366)	(6,672)
Net cash flows provided by (used in) financing activities	3,498,141	(1,075,716)	(1,120,735)
Net cash flows from (used in) operating, investing, and financing activities	478,185	(150,528)	49,548
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	505	(426)	(13)
Increase (decrease) in cash and equivalents, including restricted cash	$478,690	$(150,954)	$49,535
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$257,560	$409,743	$361,218
Restricted cash included in other assets	25,040	23,811	22,801
	$282,600	$433,554	$384,019

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$734,599	$257,560	$409,743
Restricted cash included in other assets	26,691	25,040	23,811
	$761,290	$282,600	$433,554

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(23,398)	$(10,359)	$(16,558)
Construction or expansion of real estate facilities	(50,051)	(32,349)	(32,356)

Real estate acquired in exchange for noncontrolling interests	(68,170)	—	—
Real estate acquired in exchange for consideration payable	—	(3,799)	(1,817)

Preferred shares called for redemption and reclassified to liabilities	—	300,000	—

See accompanying notes.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

1.Description of the Business
Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”), a Maryland real estate investment trust (“REIT”), was organized in 1980. Our principal business activities include the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant loss reinsurance, merchandise sales, and third party management, as well as the acquisition and development of additional self-storage space.
At December 31, 2021, we have direct and indirect equity interests in 2,787 self-storage facilities (with approximately 198.3 million net rentable square feet) located in 39 states in the United States (“U.S.”) operating under the Public Storage® name, and 0.8 million net rentable square feet of commercial and retail space.
We own an approximate 35% common equity interest in Shurgard Self Storage SA (“Shurgard”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 253 self-storage facilities (with approximately 14 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. We also own an approximate 41% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 28 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 14) are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
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
Summary of Significant Accounting Policies
Consolidation and Equity Method of Accounting
We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. In addition, we have general partner interests in limited partnerships along with third-party investors to develop, construct or operate self-storage facilities. As the general partner, we consider the limited partnerships to be VIEs if the limited partners lack both substantive participating rights and substantive kick-out rights. We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. The total assets, primarily real estate assets, and the total liabilities of our consolidated VIEs are not material as of December 31, 2021. We consolidate all other entities when we control them through voting shares or contractual rights. We refer to the entities we consolidate, for the period in which the reference applies, collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.
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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Equity in earnings of unconsolidated real estate entities presented on our income statements represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities. The dividends we receive from the Unconsolidated Real Estate Entities are reflected on our consolidated statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entities” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entities.”
Use of Estimates
The preparation of consolidated financial statements and accompanying notes in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and assumptions.
Cash Equivalents and Restricted Cash
Cash equivalents represent highly liquid financial instruments that mature within three months of acquisition such as money market funds with a rating of at least AAA by Standard & Poor's, commercial paper that is rated A1 by Standard & Poor's or deposits with highly rated commercial banks. Restricted cash, which represent amounts used to collateralize our insurance obligations and are restricted from general corporate use, are included in other assets.
Fair Value
As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the balance sheet date.
Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:
Level 1 Quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 Significant observable inputs other than Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.
Level 3 Unobservable inputs that are supported by little or no market data for the related assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Our financial instruments consist of cash and cash equivalents, restricted cash, other assets, other liabilities, and notes payable. Cash equivalents, restricted cash, other assets and other liabilities are stated at book value, which approximates fair value as of the balance sheet date due to the short time period to maturity.
We estimate and disclose the fair value of our notes payable using Level 2 inputs by discounting the related future cash flows at a rate based upon quoted interest rates for securities that have similar characteristics such as credit quality and time to maturity.
We use significant judgment to estimate fair values of real estate facilities, goodwill, and other intangible assets for the purposes of purchase price allocation or impairment analysis. In estimating their values, we consider Level 3 inputs such as market prices of land, market capitalization rates, expected returns, earnings multiples, projected levels of earnings, costs of construction, and functional depreciation.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Real Estate Facilities
We record real estate facilities at cost. We capitalize all costs incurred to acquire, develop, construct, renovate and improve facilities as part of major repair and maintenance programs, including interest and property taxes incurred during the construction period. We expense the costs of demolition of existing facilities associated with a renovation as incurred. We allocate the net acquisition cost of acquired real estate facilities to the underlying land, buildings, and identified intangible assets based upon their respective individual estimated fair values.
We expense costs associated with dispositions of real estate, as well as routine repairs and maintenance costs, as incurred. We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.
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
Goodwill and Other Intangible Assets
Intangible assets consist of goodwill, the Shurgard® trade name, which Shurgard uses pursuant to a fee-based licensing agreement, and finite-lived assets. Goodwill and the Shurgard® trade name have indefinite lives and are not amortized. Our finite-lived assets consist primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement and (ii) property tax abatements acquired and amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement.
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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

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
Foreign Currency Exchange Translation
The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our consolidated statements of income are translated at the average exchange rates during the respective period. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).
When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.
At December 31, 2021, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 7), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar. The Euro was translated at exchange rates of approximately 1.134 U.S. Dollars per Euro at December 31, 2021 (1.226 at December 31, 2020), and average exchange rates of 1.183, 1.141 and 1.120 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Our tenant reinsurance, merchandise, and third party management operations are subject to corporate income tax and such taxes are included in general and administrative expenses. We also incur income and other taxes in certain states, which are included in general and administrative expense.
We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2021, we had no tax benefits that were not recognized.
Share-Based Compensation
We generally estimate the fair value of share-based payment awards on the date of grant. We determine the fair value of restricted share units ("RSUs") based on the closing market price of the Company’s common stock on the date of grant. We value stock options with no market conditions at the grant date using the Black-Scholes option-pricing model. We value stock options with market conditions at the grant date using a Monte-Carlo valuation simulation. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by our stock price as well as assumptions regarding a number of subjective and complex variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards and actual and projected stock option exercise behaviors. For performance-based restricted share units and stock options, we adjust compensation cost each quarter as needed for any changes in the assessment of the probability that the specified performance criteria will be achieved.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

We amortize the grant-date fair value of awards as compensation expense over the service period, which begins on the grant date and ends on the expected vesting date. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with market and/or performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method). The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In amortizing share-based compensation expense, we do not estimate future forfeitures. Instead, we reverse previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.
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
3.Real Estate Facilities

Activity in real estate facilities during 2021, 2020, and 2019 is as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$17,372,627	$16,289,146	$15,296,844
Capital expenditures to maintain real estate facilities	284,200	163,834	192,539
Acquisitions	4,940,413	781,219	421,097
Dispositions	(7,408)	(303)	(426)
Developed or expanded facilities opened for operation	218,001	138,731	379,092
Ending balance	22,807,833	17,372,627	16,289,146
Accumulated depreciation:
Beginning balance	(7,152,135)	(6,623,475)	(6,140,072)
Depreciation expense	(625,968)	(528,660)	(483,408)
Dispositions	4,795	—	5
Ending balance	(7,773,308)	(7,152,135)	(6,623,475)
Construction in process:
Beginning balance	188,079	141,934	285,339
Costs incurred to develop and expand real estate facilities	302,393	188,102	235,687
Write-off of cancelled projects	—	(3,226)	—
Developed or expanded facilities opened for operation	(218,001)	(138,731)	(379,092)
Ending balance	272,471	188,079	141,934
Total real estate facilities at December 31,	$15,306,996	$10,408,571	$9,807,605
During 2021, we acquired 232 self-storage facilities (21,830,000 net rentable square feet of storage space), for a total cost of $5.1 billion, consisting $5.0 billion in cash and $68.2 million in partnership units in our subsidiary. Approximately $174.9 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $218.0 million during 2021, adding 1.6 million net rentable square feet of self-storage

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

space. Construction in process at December 31, 2021 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.
During 2021, we sold portions of real estate facilities in connection with eminent domain proceedings for $16.3 million in cash proceeds and recorded a related gain on sale of real estate of approximately $13.7 million.
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
At December 31, 2021, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $15.8 billion (unaudited).

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

4.Investments in Unconsolidated Real Estate Entities
The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate for the Year Ended December 31,
	2021	2020	2021	2020	2019

PSB	$515,312	$431,963	$207,722	$64,835	$54,090
Shurgard	313,451	341,083	24,371	15,662	15,457
Total	$828,763	$773,046	$232,093	$80,497	$69,547

The following tables represent summarized financial information for PSB and Shurgard in aggregate derived from their respective reported financial statements prepared under US GAAP before our basis difference adjustments for the years ended December 31, 2021, 2020, and 2019 (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019

Revenues	$790,461	$721,393	$713,867
Costs of operations	263,398	242,992	237,586
Operating income	333,624	290,901	288,179
Gain on sale of real estate	359,904	27,234	16,641
Net Income	639,062	275,680	268,054

	At December 31,
	2021	2020

Real estate assets	$3,437,115	$3,353,862
Other assets	481,403	374,615
Total assets	$3,918,518	$3,728,477

Debt	$943,276	$742,390
Other liabilities	298,787	274,950
Noncontrolling interests	262,243	221,630
Shareholders' equity	2,414,212	2,489,507
Total liabilities and equity	$3,918,518	$3,728,477

Investment in PSB
Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 41% common equity interest as of December 31, 2021 (42% as of December 31, 2020). The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.
Based upon the closing price at December 31, 2021 ($184.17 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.7 billion. During each of 2021, 2020, and 2019, we received cash distributions from PSB totaling $127.3 million, $60.7 million and $60.7 million, respectively.
PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.
Based upon the closing price at December 31, 2021 (€57.50 per share of Shurgard common stock, at 1.134 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $2.0 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). We eliminated $1.2 million, $1.1 million and $1.0 million intra-entity profits and losses for 2021, 2020, and 2019, respectively, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement. During 2021, 2020, and 2019, we received cash dividend distribution from Shurgard totaling $41.5 million, $34.9 million and $23.1 million, respectively.
At December 31, 2021, our pro-rata investment in Shurgard’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $74.7 million ($83.1 million at December 31, 2020). This differential (the “Shurgard Basis Differential”) includes our cost basis adjustment in Shurgard’s real estate assets net of related deferred income taxes. The real estate assets basis differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $8.4 million, $5.8 million and $5.5 million during 2021, 2020, and 2019, respectively.
Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At December 31, 2021			At December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	198,180	(79,953)	118,227	47,321	(27,334)	19,987
Total goodwill and other intangible assets	$382,847	$(79,953)	$302,894	$231,988	$(27,334)	$204,654

Amortization expense related to intangible assets subject to amortization was $76.6 million, $16.1 million and $16.8 million in 2021, 2020, and 2019, respectively. During 2021, 2020, and 2019, intangibles increased $174.9 million, $14.9 million and $18.5 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).
The remaining amortization expense will be recognized over a weighted average life of approximately 1.1 years. The estimated future amortization expense for our finite-lived intangible assets at December 31, 2021 is as follows (amounts in thousands):

Year	Amount
2022	$86,759
2023	24,417
Thereafter	7,051
Total	$118,227

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

6.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at December 31, 2021). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at December 31, 2021). At December 31, 2021 and February 22, 2022, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduces our borrowing capacity, totaling $21.2 million at December 31, 2021 ($24.3 million at December 31, 2020). The Credit Facility has various customary restrictive covenants, with which we were in compliance at December 31, 2021.
7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at December 31, 2021 and 2020 are set forth in the tables below:

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

			Amounts at December 31, 2021
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(363)	$499,637	$506,362
Notes due April 23, 2024	SOFR+0.47%	0.617%	700,000	(1,628)	698,372	700,314
Notes due February 15, 2026	0.875%	1.030%	500,000	(3,061)	496,939	488,141
Notes due November 9, 2026	1.500%	1.640%	650,000	(4,227)	645,773	649,996
Notes due September 15, 2027	3.094%	3.218%	500,000	(3,020)	496,980	535,206
Notes due May 1, 2028	1.850%	1.962%	650,000	(4,276)	645,724	649,221
Notes due November 9, 2028	1.950%	2.044%	550,000	(3,299)	546,701	548,241
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,257)	497,743	545,580
Notes due May 1, 2031	2.300%	2.419%	650,000	(6,383)	643,617	656,546
Notes due November 9, 2031	2.250%	2.322%	550,000	(3,488)	546,512	551,932
			5,750,000	(32,002)	5,717,998	5,831,539

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	113,431	—	113,431	117,526
Notes due November 3, 2025	2.175%	2.175%	274,518	—	274,518	295,256
Notes due September 9, 2030	0.500%	0.640%	794,017	(9,730)	784,287	769,561
Notes due January 24, 2032	0.875%	0.978%	567,155	(5,394)	561,761	551,842
			1,749,121	(15,124)	1,733,997	1,734,185

Mortgage Debt, secured by 11 real estate facilities with a net book value of $66.1 million	3.878%	3.897%	23,284	—	23,284	24,208

			$7,522,405	$(47,126)	$7,475,279	$7,589,932

	Amounts at
	December 31, 2020
	Book Value	Fair Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$499,109	$517,419
Notes due September 15, 2027	496,452	560,833
Notes due May 1, 2029	497,433	574,833
	1,492,994	1,653,085

Euro Denominated Unsecured Debt
Notes due April 12, 2024	122,646	129,192
Notes due November 3, 2025	296,821	323,552
Notes due January 24, 2032	607,301	634,389
	1,026,768	1,087,133

Mortgage Debt	25,230	26,958

	$2,544,992	$2,767,176

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

U.S. Dollar Denominated Unsecured Notes
On January 19, 2021, we completed a public offering of $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% and maturing on February 15, 2026. Interest on the senior notes is payable semi-annually, commencing on August 15, 2021. In connection with the offering, we incurred $3.8 million in costs.
On April 23, 2021, we completed a public offering of $700 million, $650 million and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of the Compounded Secured Overnight Financing Rate (“SOFR”) plus 0.47% (reset quarterly and at 0.52% as of December 31, 2021), 1.850% and 2.300%, respectively, and maturing on April 23, 2024, May 1, 2028 and May 1, 2031, respectively. Interest on the 2024 notes is payable quarterly, commencing on July 23, 2021. Interest on the 2028 notes and 2031 notes is payable semi-annually, commencing on November 1, 2021. In connection with the offering, we incurred a total of $13.7 million in costs.
On November 9, 2021, we completed a public offering of $650 million, $550 million and $550 million aggregate principal amount of senior notes bearing interest at an annual rate of 1.500%, 1.950% and 2.250%, respectively, and maturing on November 9, 2026, November 9, 2028 and November 9, 2031, respectively. Interest on the senior notes is payable semi-annually, commencing on May 9, 2022. In connection with the offering, we incurred a total of $11.3 million in costs.
On April 12, 2019, we completed a public offering of $500 million in aggregate principal amount of senior notes bearing interest at an annual rate of 3.385% maturing on May 1, 2029. In connection with the offering, we incurred a total of $3.1 million in costs.
The U.S. Dollar Denominated Unsecured Notes have various financial covenants, with which we were in compliance at December 31, 2021. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 16% at December 31, 2021) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 30x for the twelve months ended December 31, 2021) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
Our Euro denominated unsecured notes (the “Euro Notes”) consist of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015 for $264.3 million in net proceeds upon converting the Euros to U.S. Dollars, (ii) €100.0 million issued to institutional investors on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, (iii) €500.0 million issued in a public offering on January 24, 2020 for $545.2 million in net proceeds upon converting the Euros to U.S. Dollars, and (iv) €700.0 million issued in a public offering on September 9, 2021 for $817.6 million in net proceeds upon converting the Euros to U.S. Dollars. Interest is payable semi-annually on the notes issued November 3, 2015 and April 12, 2016, and annually on the notes issued January 24, 2020 and September 9, 2021. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $111.8 million for 2021, as compared to losses of $98.0 million for 2020 and gains of $7.8 million for 2019).
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
At December 31, 2021, the related contractual interest rates are fixed, ranging between 3.2% and 7.1%, and mature between November 1, 2022 and July 1, 2030.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

At December 31, 2021, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

2022	$500,000	$2,483	$502,483
2023	—	19,219	19,219
2024	813,431	124	813,555
2025	274,518	131	274,649
2026	1,150,000	138	1,150,138
Thereafter	4,761,172	1,189	4,762,361
	$7,499,121	$23,284	$7,522,405
Weighted average effective rate	1.8%	3.9%	1.8%
Cash paid for interest totaled $77.7 million, $52.7 million and $48.3 million for 2021, 2020, and 2019, respectively. Interest capitalized as real estate totaled $3.5 million, $3.4 million and $3.9 million for 2021, 2020, and 2019, respectively.
8.Noncontrolling Interests
We have noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At December 31, 2021, certain of these subsidiaries issued 443,970 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. These include 211,992 partnership units of $68.2 million issued to third-parties in connection with our acquisition of a portfolio of self-storage facilities in the fourth quarter of 2021. The unitholders of these 211,992 partnership units have the right to require us to redeem their partnership units in cash if common shares of the Company are not publicly listed. We classify these noncontrolling interests as redeemable noncontrolling interest outside of total equity in our consolidated balance sheets. At December 31, 2021, these noncontrolling interests are not currently redeemable or probable of becoming redeemable.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

9.Shareholders’ Equity

Preferred Shares
At December 31, 2021 and 2020, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2021		At December 31, 2020
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series C	5/17/2021	5.125%	—	$—	8,000	$200,000
Series D	7/20/2021	4.950%	—	—	13,000	325,000
Series E	10/14/2021	4.900%	—	—	14,000	350,000
Series F	6/2/2022	5.150%	11,200	280,000	11,200	280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	—	—
Series Q	8/17/2026	3.950%	5,750	143,750	—	—
Series R	11/19/2026	4.000%	17,400	435,000	—	—
Total Preferred Shares			164,000	$4,100,000	151,700	$3,792,500
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At December 31, 2021, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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
Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to Paid-in capital.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

During 2021, 2020, and 2019, we issued the following series of Preferred Shares at an issuance price of $25.00 per depository share with each depository share representing 0.001 of a share of Preferred Share (amounts in thousands):

Year	Series	Shares	Gross Proceeds	Issuance Costs
2021	P, Q and R	47,300	$1,182,500	$35,045
2020	L, M, N and O	49,900	1,247,500	39,294
2019	H, I, J and K	43,600	1,090,000	30,844
During 2021, 2020, and 2019, we redeemed the following series of Preferred Shares at par (amounts in thousands):

Year	Series	Aggregate Redemption Amount	Allocation of Income to Preferred Shares Holders in Connection with Redemption
2021	C, D and E	$875,000	$28,914
2020 (a)	V, W, X and B	1,520,000	48,265
2019	Y, Z, U and A	1,050,000	32,693
(a)On December 14, 2020, we called for redemption of, and on January 20, 2021, we redeemed Series B Preferred Shares. The liquidation value (at par) was reclassified as a liability as of December 31, 2020 and we recorded allocation of income to the holders of our Preferred Shares in 2020 in connection with this redemption.

Common Shares
During 2021, 2020, and 2019, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and exercise of stock options (Note 11)	552,713	$95,860	163,127	$12,664	287,734	$33,564
Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions. Through December 31, 2021, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2021.
The unaudited characterization of dividends for U.S. federal corporate income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. Common share dividends, including amounts paid to our restricted share unitholders, totaled $1.402 billion ($8.00 per share), $1.399 billion ($8.00 per share) and $1.399 billion ($8.00 per share) for the years ended December 31, 2021, 2020, and 2019, respectively. Preferred share dividends totaled $186.6 million, $207.1 million and $210.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
For the tax year ended December 31, 2021, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2021 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Dividends	94.55%	94.54%	94.55%	94.57%
Capital Gain Distributions	5.45%	5.46%	5.45%	5.43%
Total	100.00%	100.00%	100.00%	100.00%

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The ordinary income dividends distributed for the tax year ended December 31, 2021 are not qualified dividends under the Internal Revenue Code; however, they are subject to the 20% deduction under IRS Section 199A.
10.Related Party Transactions
At December 31, 2021, Tamara Hughes Gustavson, a current member of our Board and her adult children owned and controlled 65 self-storage facilities in Canada. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $2.1 million, $1.6 million and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
11.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as RSUs, to trustees, officers, and key employees.
On April 26, 2021, the Company’s Shareholders approved the 2021 Equity and Performance-Based Incentive Compensation Plan ("2021 Plan"), which authorizes an additional three million shares available for future issuance of equity-based awards. As of December 31, 2021, there were a total of 2,252,321 shares reserved for granting of future options and stock awards under the 2021 plan.
We recorded share-based compensation expense associated with stock options and RSUs in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $3.9 million share-based compensation cost was capitalized as real estate facilities for the year ended December 31, 2021.

	For Years Ended December 31,
	2021	2020	2019

	(Amounts in thousands)

Self-storage cost of operations	$20,544	$14,904	$12,090
Ancillary cost of operations	1,561	—	—
General and administrative	37,760	18,586	13,871
Total	$59,865	$33,490	$25,961

Stock Options
Stock options vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of our common shares on the grant date. New shares are issued for options exercised. Employees cannot require the Company to settle their award in cash.
For the years ended December 31, 2021, 2020, and 2019, we incurred share-based compensation cost for outstanding stock options of $25.1 million, $7.6 million and $5.0 million, respectively. The amounts for the years ended December 31, 2021 and 2020 include $4.5 million and $0.3 million, respectively, in connection with the Retirement Acceleration as discussed in Note 2 (none for 2019).
During 2021, we incurred share-based compensation cost of $1.5 million in connection with the initial 15,000 stock option awards issued to each of the five trustees who joined our Board in January 2021.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

During 2021, 245,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2021, 2022, and 2023 and continued service through 2025. These awards contain a relative Total Shareholder Return modifier that will adjust the payout based on relative performance as compared to the market. As of December 31, 2021, these targets are expected to be met at 100% achievement. These options resulted in $8.1 million in related compensation cost during 2021.
During 2020, 770,000 stock options were awarded where vesting is dependent upon meeting certain performance targets with respect to 2020, 2021, and 2022 and continued service through 2024. As of December 31, 2021, these targets are expected to be met at 125% achievement, an increase from 100% as of December 31, 2020. $10.9 million and $3.0 million in related compensation cost was recorded during 2021 and 2020, respectively.
The stock options outstanding at December 31, 2021 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $481.9 million and remaining average contractual lives of approximately six years. Total compensation cost related to nonvested stock options that has not yet been recognized is $23.3 million and is expected to be recognized as compensation cost over approximately three years on average. Exercisable stock options have an aggregate intrinsic value of approximately $251.3 million at December 31, 2021 and remaining average contractual lives of approximately four years.
Additional information with respect to stock options during 2021, 2020, and 2019 is as follows:

	Service-Based		Performance-Based		Total
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding January 1, 2019	2,420,922	$201.31	—	$—	2,420,922	$201.31
Granted	120,000		—		120,000
Exercised	(191,255)		—		(191,255)
Cancelled	(10,000)		—		(10,000)
Options outstanding December 31, 2019	2,339,667	$204.53	—	$—	2,339,667	$204.53
Granted	70,000		770,000		840,000
Exercised	(71,500)		—		(71,500)
Cancelled	(107,000)		(40,000)		(147,000)
Options outstanding December 31, 2020	2,231,167	$204.60	730,000	$228.94	2,961,167	$210.59
Granted (a)	140,000		420,000		560,000
Exercised	(471,216)		—		(471,216)
Cancelled	—		(10,000)		(10,000)
Options outstanding December 31, 2021	1,899,951	$208.16	1,140,000	$229.16	3,039,951	$216.04
Options exercisable at December 31, 2021	1,464,411	$202.97	—	$—	1,464,411	$202.97

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

	2021	2020	2019
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$44,613	$3,433	$11,848

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	0.8%	0.4%	2.3%
Expected volatility, based upon historical volatility	24.1%	21.6%	8.9%
Expected dividend yield	2.9%	3.8%	3.6%

Average assumptions used in valuing options with market conditions with the Monte-Carlo simulation method:
Expected life of options in years, based upon historical experience	5
Risk-free interest rate	0.9%
Expected volatility, based upon historical volatility	26.5%
Expected dividend yield	2.9%

Average estimated value of options granted during the year	$62.66	$17.79	$9.61
(a) Amount granted for performance-based stock options includes performance adjustments above target for options granted in 2020.
Restricted Share Units
RSUs generally vest over 5 to 8 years from the grant date. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives new common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.
The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.
For the years ended December 31, 2021, 2020, and 2019, we incurred share-based compensation cost for RSUs of $38.7 million, $25.9 million and $21.0 million, respectively. The amounts for the years ended December 31, 2021 and 2020 include $11.4 million and $5.4 million, respectively, in connection with the Retirement Acceleration as discussed in Note 2 (none for 2019).
During 2021, 37,000 RSUs were awarded where vesting is dependent upon meeting certain performance targets for 2021. As of December 31, 2021, these targets were met at 125% achievement. These RSUs resulted in $6.4 million in related compensation cost during 2021.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Remaining compensation cost related to RSUs outstanding at December 31, 2021 totals approximately $94.1 million and is expected to be recognized over the next 3 years on average. The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2021		2020		2019
	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Restricted share units outstanding January 1,	552,788	$218.11	619,150	$213.29	717,696	$210.69
Granted (a)	189,318	$321.17	110,755	$222.27	97,140	$217.35
Vested	(138,420)	$(216.63)	(140,089)	$(200.88)	(160,329)	$(204.04)
Forfeited	(32,864)	$(221.32)	(37,028)	$(215.08)	(35,357)	$(213.62)
Restricted share units outstanding December 31,	570,822	$251.95	552,788	$218.11	619,150	$213.29

	2021	2020	2019
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$37,430	$31,076	$33,769
Cash paid for taxes upon vesting in lieu of issuing common shares	$13,069	$10,518	$12,162
Common shares issued upon vesting	81,325	91,627	96,479
(a)Amount includes adjustments above target for performance-based RSUs granted in fiscal year 2021 based on achievement of performance criteria.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

12. Net Income per Common Share
We allocate net income to (i) noncontrolling interests based upon their contractual rights in the respective subsidiaries or for participating noncontrolling interests based upon their participation in both distributed and undistributed earnings of the Company, (ii) preferred shareholders, for distributions paid or payable, (iii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “preferred share redemption charge”) and (iv) restricted share units, for non-forfeitable dividends paid and adjusted for participation rights in undistributed earnings of the Company.
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive, of stock options outstanding for diluted net income per common share.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the year ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2021	2020	2019
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$1,732,444	$1,098,335	$1,272,767

Denominator for basic net income per share - weighted average common shares outstanding	174,858	174,494	174,287
Net effect of dilutive stock options - based on treasury stock method	710	148	243
Denominator for dilutive net income per share - weighted average common shares outstanding	175,568	174,642	174,530

Net income per common share:
Basic	$9.91	$6.29	$7.30
Dilutive	$9.87	$6.29	$7.29

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

13.Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker (“CODM”).
Self-Storage Operations
The Self-Storage Operations reportable segment reflects the aggregated rental operations from the self-storage facilities we own from (i) Same Store Facilities, (ii) Acquired Facilities, (iii) Developed and Expanded Facilities, and (iv) Other Non-Same Store Facilities. The presentation in the table below sets forth the NOI of this reportable segment, as well as the related depreciation expense. For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations reportable segment.
Ancillary Operations
The Ancillary Operations reflects the combined operations of our tenant loss reinsurance, merchandise sales, and third party property management operating segments.
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	For the Years Ended December 31,
	2021	2020	2019

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$3,203,566	$2,721,630	$2,684,552
Cost of operations	(852,030)	(807,543)	(762,416)
Net operating income	2,351,536	1,914,087	1,922,136
Depreciation and amortization	(713,428)	(553,257)	(512,918)
Net income	1,638,108	1,360,830	1,409,218

Ancillary Operations
Revenue	212,258	193,438	170,556
Cost of operations	(68,568)	(59,919)	(50,736)
Net operating income	143,690	133,519	119,820

Total net income allocated to segments	1,781,798	1,494,349	1,529,038

Other items not allocated to segments:
General and administrative	(101,254)	(83,199)	(62,146)
Interest and other income	12,306	22,323	26,683
Interest expense	(90,774)	(56,283)	(45,641)
Equity in earnings of unconsolidated real estate entities	232,093	80,497	69,547
Foreign currency exchange gain (loss)	111,787	(97,953)	7,829
Gain on sale of real estate	13,683	1,493	341
Net income	$1,959,639	$1,361,227	$1,525,651

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

14. Commitments and Contingencies
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At December 31, 2021, there were approximately 1.2 million certificates held by our self-storage customers, representing aggregate coverage of approximately $4.9 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $166.8 million at December 31, 2021. We expect to pay approximately $142.7 million in 2022, $22.8 million in 2023 and $1.3 million in 2024 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $66.1 million at December 31, 2021. We expect to pay approximately $3.1 million in 2022, $3.0 million in each of 2023 and 2024, $2.9 million in 2025, $3.0 million in 2026 and $51.1 million thereafter for these commitments.
15.    Subsequent Events
Subsequent to December 31, 2021, we acquired or were under contract to acquire 15 self-storage facilities across 10 states with 1.2 million net rentable square feet, for $212.4 million.

On January 13, 2022, we issued 10.0 million depositary shares, each representing 0.001 of a share of our 4.100% Series S Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $250.0 million in gross proceeds, and we incurred $7.2 million in issuance costs.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2021
Description	No. of Facilities	Net Rentable Square Feet	2021 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Self-storage facilities by market:
Los Angeles	228	16,710	409	543,650	981,256	448,343	542,073	1,431,176	1,973,249	859,874
Dallas/Ft. Worth	189	17,017	—	322,316	1,852,445	143,451	323,778	1,994,434	2,318,212	335,716
Houston	142	11,953	—	220,019	620,942	246,434	219,340	868,055	1,087,395	345,675
San Francisco	140	9,196	—	245,623	557,398	266,677	258,373	811,325	1,069,698	521,635
Chicago	136	8,756	—	146,095	428,446	138,390	148,932	563,999	712,931	405,079
Washington DC	117	8,272	—	418,460	1,308,988	143,417	423,614	1,447,251	1,870,865	373,168
Atlanta	111	7,476	1,653	142,553	407,272	95,145	142,915	502,055	644,970	298,833
Seattle/Tacoma	100	6,986	—	211,959	584,089	123,883	212,607	707,324	919,931	379,516
Miami	97	7,223	—	247,807	536,321	145,494	249,700	679,922	929,622	365,471
New York	96	7,053	—	277,121	586,592	223,807	283,458	804,062	1,087,520	494,284
Orlando/Daytona	72	4,628	11,274	140,411	253,375	68,265	145,892	316,159	462,051	179,459
Denver	69	5,197	8,318	117,109	308,922	102,116	117,830	410,317	528,147	171,779
Minneapolis/St. Paul	64	4,937	1,630	118,333	292,465	97,660	118,498	389,960	508,458	148,047
Philadelphia	62	4,041	—	58,824	226,733	62,263	57,845	289,975	347,820	176,981
Charlotte	59	4,604	—	87,349	231,449	84,331	95,212	307,917	403,129	144,670
Tampa	57	3,969	—	93,109	213,546	61,429	96,422	271,662	368,084	142,716
Detroit	48	3,443	—	67,465	225,061	41,894	68,315	266,105	334,420	130,902
Portland	48	2,750	—	60,108	203,107	31,513	60,766	233,962	294,728	114,418
Baltimore	48	3,624	—	134,774	749,058	28,468	134,898	777,402	912,300	97,642
Phoenix	47	3,253	—	92,139	265,783	38,278	92,130	304,070	396,200	124,204
West Palm Beach	46	3,784	—	156,788	221,479	92,351	157,496	313,122	470,618	146,989
San Antonio	39	2,746	—	53,847	215,507	29,301	53,805	244,850	298,655	74,698
Austin	36	2,875	—	67,832	179,672	46,412	69,854	224,062	293,916	99,914
Raleigh	36	2,592	—	82,919	188,198	40,568	83,908	227,777	311,685	73,417
Norfolk	36	2,215	—	47,728	128,986	26,380	46,843	156,251	203,094	77,313
Sacramento	35	2,054	—	26,429	80,391	40,500	26,913	120,407	147,320	84,912
Indianapolis	29	1,889	—	34,678	94,858	18,348	35,678	112,206	147,884	52,872
Kansas City	29	1,893	—	18,965	92,793	36,452	19,165	129,045	148,210	65,887
Boston	28	1,964	—	80,843	209,495	37,378	81,409	246,307	327,716	112,364
St. Louis	28	1,749	—	23,539	89,341	33,541	23,395	123,026	146,421	67,368
Columbus	27	2,015	—	44,983	92,001	28,923	45,090	120,817	165,907	53,150
Columbia	27	1,620	—	27,177	83,532	23,010	27,936	105,783	133,719	43,214
Oklahoma City	26	2,089	—	49,060	130,815	14,475	49,060	145,290	194,350	31,501
San Diego	24	2,183	—	89,782	162,043	50,358	92,292	209,891	302,183	102,116
Las Vegas	23	1,503	—	26,242	90,624	13,313	25,491	104,688	130,179	53,896
Cincinnati	20	1,155	—	19,035	57,775	23,981	18,953	81,838	100,791	34,959

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2021
Description	No. of Facilities	Net Rentable Square Feet	2021 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Nashville/Bowling Green	18	1,168	—	23,487	45,145	31,187	23,485	76,334	99,819	33,956
Colorado Springs	16	1,115	—	12,320	60,393	22,949	12,317	83,345	95,662	32,637
Milwaukee	15	964	—	13,189	32,071	10,534	13,158	42,636	55,794	35,990
Louisville	15	912	—	23,563	46,108	8,315	23,562	54,424	77,986	18,843
Jacksonville	15	922	—	14,454	47,415	12,466	14,503	59,832	74,335	35,892
Birmingham	15	606	—	6,316	25,567	14,343	6,204	40,022	46,226	29,192
Richmond	15	749	—	20,979	52,239	6,343	20,784	58,777	79,561	22,365
Greensboro	14	845	—	13,413	35,326	14,407	15,502	47,644	63,146	29,562
Charleston	14	943	—	16,947	56,793	18,448	17,923	74,265	92,188	30,179
Fort Myers/Naples	14	1,070	—	29,944	84,343	6,276	30,179	90,384	120,563	23,207
Chattanooga	13	846	—	10,030	45,578	7,832	9,832	53,608	63,440	17,516
Savannah	12	700	—	33,094	42,465	5,271	31,766	49,064	80,830	20,497
Greensville/Spartanburg/Asheville	12	697	—	9,835	30,482	10,542	10,764	40,095	50,859	23,304
Honolulu	11	807	—	54,184	106,299	16,942	55,101	122,324	177,425	73,250
Hartford/New Haven	11	693	—	6,778	19,959	22,722	8,443	41,016	49,459	34,787
New Orleans	11	772	—	13,372	59,382	7,783	13,540	66,997	80,537	28,812
Salt Lake City	11	672	—	15,912	28,117	5,603	15,561	34,071	49,632	16,134
Memphis	11	645	—	19,581	29,852	9,956	20,934	38,455	59,389	23,494
Mobile	11	529	—	8,915	25,223	5,814	8,742	31,210	39,952	15,416
Omaha	10	881	—	17,266	64,969	4,245	17,266	69,214	86,480	7,034
Buffalo/Rochester	9	462	—	6,785	17,954	4,159	6,783	22,115	28,898	15,388
Cleveland/Akron	8	478	—	4,235	18,411	5,730	4,628	23,748	28,376	13,911
Augusta	8	466	—	8,900	20,906	4,497	8,900	25,403	34,303	7,844
Reno	7	559	—	5,487	18,704	4,277	5,487	22,981	28,468	13,707
Tucson	7	439	—	9,403	25,491	6,959	9,884	31,969	41,853	21,627
Wichita	7	433	—	2,017	6,691	7,411	2,130	13,989	16,119	12,367
Monterey/Salinas	7	329	—	8,465	24,151	6,750	8,455	30,911	39,366	23,392
Boise	6	530	—	13,412	55,496	545	13,412	56,041	69,453	1,443
Evansville	5	326	—	2,340	14,316	1,513	2,312	15,857	18,169	4,950
Dayton	5	284	—	1,074	8,975	4,868	1,073	13,844	14,917	7,937
Huntsville/Decatur	5	298	—	9,161	13,481	3,421	9,108	16,955	26,063	6,611
Fort Wayne	4	271	—	3,487	11,003	3,507	3,487	14,510	17,997	6,181
Roanoke	4	224	—	5,093	18,091	973	5,093	19,064	24,157	3,902
Palm Springs	3	242	—	8,309	18,065	2,249	8,309	20,314	28,623	12,060
Providence	3	155	—	995	11,206	3,143	995	14,349	15,344	7,414
Shreveport	2	150	—	817	3,030	2,377	741	5,483	6,224	4,997
Springfield/Holyoke	2	144	—	1,428	3,380	1,952	1,427	5,333	6,760	5,114

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2021
Description	No. of Facilities	Net Rentable Square Feet	2021 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Rochester	2	99	—	1,047	2,246	2,134	980	4,447	5,427	4,233
Santa Barbara	2	98	—	5,733	9,106	858	5,733	9,964	15,697	6,186
Topeka	2	94	—	225	1,419	2,108	225	3,527	3,752	3,190
Lansing	2	88	—	556	2,882	986	556	3,868	4,424	2,619
Flint	1	56	—	543	3,068	273	542	3,342	3,884	2,110
Joplin	1	56	—	264	904	1,021	264	1,925	2,189	1,672
Syracuse	1	55	—	545	1,279	862	545	2,141	2,686	2,066
Modesto/Fresno/Stockton	1	33	—	44	206	1,324	193	1,381	1,574	942

Commercial and non-operating real estate			—	13,194	26,143	48,112	13,346	74,103	87,449	44,739
	2,787	198,319	$23,284	$5,072,209	$14,225,088	$3,510,536	$5,134,060	$17,673,773	$22,807,833	$7,773,308
Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years. In addition, disclosures of the number and square footage of our facilities are unaudited.