Form 10-Q
period 2022-03-31
Public Storage
filed 2022-05-03
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 28, 2022:
Common Shares of beneficial interest, $0.10 par value per share – 175,528,938 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and equivalents	$940,524	$734,599
Real estate facilities, at cost:
Land	5,156,795	5,134,060
Buildings	17,886,912	17,673,773
	23,043,707	22,807,833
Accumulated depreciation	(7,958,536)	(7,773,308)
	15,085,171	15,034,525
Construction in process	337,552	272,471
	15,422,723	15,306,996

Investments in unconsolidated real estate entities	850,649	828,763
Goodwill and other intangible assets, net	271,127	302,894
Other assets	213,758	207,656
Total assets	$17,698,781	$17,380,908

LIABILITIES AND EQUITY

Notes payable	$7,441,723	$7,475,279
Accrued and other liabilities	453,971	482,091
Total liabilities	7,895,694	7,957,370

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	83,826	68,249

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (164,000 at December 31, 2021) at liquidation preference	4,350,000	4,100,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,212,439 shares issued and outstanding (175,134,455 shares at December 31, 2021)	17,521	17,513
Paid-in capital	5,827,674	5,821,667
Accumulated deficit	(436,101)	(550,416)
Accumulated other comprehensive loss	(60,382)	(53,587)
Total Public Storage shareholders’ equity	9,698,712	9,335,177
Noncontrolling interests	20,549	20,112
Total equity	9,719,261	9,355,289
Total liabilities, redeemable noncontrolling interests and equity	$17,698,781	$17,380,908

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues:
Self-storage facilities	$917,015	$716,347
Ancillary operations	56,430	50,915
	973,445	767,262

Expenses:
Self-storage cost of operations	245,494	212,105
Ancillary cost of operations	15,515	16,318
Depreciation and amortization	222,128	146,859
General and administrative	23,069	19,574
Interest expense	33,124	15,250
	539,330	410,106

Other increases to net income:
Interest and other income	3,379	2,852
Equity in earnings of unconsolidated real estate entities	43,424	19,456
Foreign currency exchange gain	35,377	45,385
Gain on sale of real estate	—	9,413
Net income	516,295	434,262
Allocation to noncontrolling interests	(2,352)	(1,226)
Net income allocable to Public Storage shareholders	513,943	433,036
Allocation of net income to:
Preferred shareholders	(48,365)	(46,080)
Restricted share units	(1,454)	(1,146)
Net income allocable to common shareholders	$464,124	$385,810
Net income per common share:
Basic	$2.65	$2.21
Diluted	$2.63	$2.21

Basic weighted average common shares outstanding	175,170	174,611
Diluted weighted average common shares outstanding	176,336	174,840

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$516,295	$434,262
Foreign currency exchange loss on investment in Shurgard	(6,795)	(5,940)
Total comprehensive income	509,500	428,322
Allocation to noncontrolling interests	(2,352)	(1,226)
Comprehensive income allocable to Public Storage shareholders	$507,148	$427,096

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended March 31, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares (Note 9)	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (77,984 shares) (Note 11)	—	8	8,099	—	—	8,107	—	8,107	—
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(10,574)	—	—	(10,574)	—	(10,574)	—
Share-based compensation expense (Note 11)	—	—	15,650	—	—	15,650	—	15,650	—
Contributions by noncontrolling interests	—	—	—	—	—	—	791	791	15,426
Net income	—	—	—	516,295	—	516,295	—	516,295	—
Net income allocated to noncontrolling interests	—	—	—	(2,352)	—	(2,352)	1,692	(660)	660
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,365)	—	(48,365)	—	(48,365)	—
Noncontrolling interests	—	—	—	—	—	—	(2,046)	(2,046)	(509)
Common shareholders and restricted share unitholders ($2.00 per share) (Note 9)	—	—	—	(351,263)	—	(351,263)	—	(351,263)	—
Other comprehensive loss	—	—	—	—	(6,795)	(6,795)	—	(6,795)	—
Balances at March 31, 2022	$4,350,000	$17,521	$5,827,674	$(436,101)	$(60,382)	$9,698,712	$20,549	$9,719,261	$83,826
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended March 31, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899	$—
Issuance of common shares in connection with share-based compensation (69,262 shares)	—	7	4,696	—	—	4,703	—	4,703	—
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	3,489	—	—	3,489	—	3,489	—
Acquisition of noncontrolling interests	—	—	(32)	—	—	(32)	(1)	(33)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	1,380	1,380	—
Net income	—	—	—	434,262	—	434,262	—	434,262	—
Net income allocated to noncontrolling interests	—	—	—	(1,226)	—	(1,226)	1,226	—	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(46,080)	—	(46,080)	—	(46,080)	—
Noncontrolling interests	—	—	—	—	—	—	(1,269)	(1,269)	—
Common shareholders and restricted share unitholders ($2.00 per share) (Note 9)	—	—	—	(350,096)	—	(350,096)	—	(350,096)	—
Other comprehensive loss	—	—	—	—	(5,940)	(5,940)	—	(5,940)	—
Balances at March 31, 2021	$3,792,500	$17,465	$5,715,254	$(877,931)	$(49,341)	$8,597,947	$19,368	$8,617,315	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$516,295	$434,262
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	—	(9,413)
Depreciation and amortization	222,128	146,859
Equity in earnings of unconsolidated real estate entities	(43,424)	(19,456)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	15,501	15,487
Foreign currency exchange gain	(35,377)	(45,385)
Share-based compensation expense	13,928	14,407
Other	(32,810)	(27,599)
Total adjustments	139,946	74,900
Net cash flows from operating activities	656,241	509,162
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(99,549)	(36,551)
Development and expansion of real estate facilities	(76,705)	(61,213)
Acquisition of real estate facilities and intangible assets	(112,277)	(203,108)
Real estate deposits and costs for pending acquisitions	—	(114,415)
Proceeds from sale of real estate investments	—	11,562
Net cash flows used in investing activities	(288,531)	(403,725)
Cash flows from financing activities:
Repayments on notes payable	(236)	(527)
Issuance of notes payable, net of issuance costs	—	496,235
Issuance of preferred shares	242,832	—
Issuance of common shares in connection with share-based compensation	8,073	4,703
Redemption of preferred shares	—	(300,000)
Taxes paid upon net share settlement of restricted share units	(10,574)	(7,284)
Acquisition of noncontrolling interests	—	(33)
Contributions by noncontrolling interests	791	1,380
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(399,584)	(396,176)
Distributions paid to noncontrolling interests	(2,555)	(1,269)
Net cash flows used in financing activities	(161,253)	(202,971)
Net cash flows from (used in) operating, investing, and financing activities	206,457	(97,534)
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	173	178
Increase (decrease) in cash and equivalents, including restricted cash	$206,630	$(97,356)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$734,599	$257,560
Restricted cash included in other assets	26,691	25,040
	$761,290	$282,600

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$940,524	$159,622
Restricted cash included in other assets	27,396	25,622
	$967,920	$185,244

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(14,119)	$(9,018)
Construction or expansion of real estate facilities	(42,245)	(21,886)

Real estate acquired in exchange for noncontrolling interests	(15,426)	—

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

1.Description of the Business
Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”), a Maryland real estate investment trust (“REIT”), was organized in 1980. Our principal business activities include the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant reinsurance, merchandise sales, and third party management, as well as the acquisition and development of additional self-storage space.
At March 31, 2022, we have direct and indirect equity interests in 2,797 self-storage facilities (with approximately 199.1 million net rentable square feet) located in 39 states in the United States (“U.S.”) operating under the Public Storage® name, and 0.9 million net rentable square feet of commercial and retail space.
We own an approximate 35% common equity interest in Shurgard Self Storage SA (“Shurgard”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owns 254 self-storage facilities (with approximately 14 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. We also own an approximate 41% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owns 27 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.
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
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2022 is as follows:

Three Months Ended March 31, 2022
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$22,807,833
Capital expenditures to maintain real estate facilities	91,344
Acquisitions	125,534
Dispositions	(383)
Developed or expanded facilities opened for operation	19,379
Ending balance	23,043,707
Accumulated depreciation:
Beginning balance	(7,773,308)
Depreciation expense	(185,409)
Dispositions	181
Ending balance	(7,958,536)
Construction in process:
Beginning balance	272,471
Costs incurred to develop and expand real estate facilities	84,460
Developed or expanded facilities opened for operation	(19,379)
Ending balance	337,552
Total real estate facilities at March 31, 2022	$15,422,723
During the three months ended March 31, 2022, we acquired ten self-storage facilities (781,000 net rentable square feet of storage space), for a total cost of $127.7 million, consisting $112.3 million in cash and $15.4 million in partnership units in our subsidiary. Approximately $2.2 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $19.4 million during the three months ended March 31, 2022, adding 0.1 million net rentable square feet of self-storage space. Construction in process at March 31, 2022 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

4.Investments in Unconsolidated Real Estate Entities
The following tables set forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2022	December 31, 2021

PSB	$537,331	$515,312
Shurgard	313,318	313,451
Total	$850,649	$828,763

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2022	2021

PSB	$36,886	$14,476
Shurgard	6,538	4,980
Total	$43,424	$19,456

Investment in PSB
Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 41% common equity interest as of March 31, 2022 (41% as of December 31, 2021). The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.
Based upon the closing price at March 31, 2022 ($168.08 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.4 billion. During each of the three months ended March 31, 2022 and 2021, we received cash distributions from PSB totaling $15.2 million.
PSB is a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.
Refer to Note “15. Subsequent Events” for additional information about our investment in PSB.

Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing an approximate 35% equity interest in Shurgard.
Based upon the closing price at March 31, 2022 (€56.30 per share of Shurgard common stock, at 1.111 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $2.0 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). We eliminated $0.3 million intra-entity profits and losses for each of the three months ended March 31, 2022 and 2021, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
At March 31, 2022, our investment in Shurgard’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $73.4 million ($74.7 million at December 31, 2021). This differential (the “Shurgard Basis Differential”) includes our cost basis adjustment in Shurgard’s real estate assets net of related deferred income taxes. The real estate assets basis differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

amortization totaled approximately $1.3 million and $2.5 million during the three months ended March 31, 2022 and 2021, respectively.
Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At March 31, 2022			At December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	196,178	(109,718)	86,460	198,180	(79,953)	118,227
Total goodwill and other intangible assets	$380,845	$(109,718)	$271,127	$382,847	$(79,953)	$302,894

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $33.9 million and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, intangibles increased $2.2 million, in connection with the acquisition of self-storage facilities (Note 3).
The estimated future amortization expense for our finite-lived intangible assets at March 31, 2022 is as follows (amounts in thousands):

Year	Amount
Remainder of 2022	$54,379
2023	24,876
Thereafter	7,205
Total	$86,460
6.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at March 31, 2022). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at March 31, 2022). At March 31, 2022 and May 3, 2022, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduces our borrowing capacity, totaling $21.2 million at March 31, 2022 ($21.2 million at December 31, 2021). The Credit Facility has various customary restrictive covenants, with which we were in compliance at March 31, 2022.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2022 and December 31, 2021 are set forth in the tables below:

			Amounts at March 31, 2022
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(231)	$499,769	$501,283
Notes due April 23, 2024	SOFR+0.47%	0.619%	700,000	(1,452)	698,548	696,594
Notes due February 15, 2026	0.875%	1.030%	500,000	(2,877)	497,123	461,600
Notes due November 9, 2026	1.500%	1.640%	650,000	(4,010)	645,990	608,077
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,888)	497,112	493,907
Notes due May 1, 2028	1.850%	1.962%	650,000	(4,107)	645,893	599,449
Notes due November 9, 2028	1.950%	2.044%	550,000	(3,179)	546,821	505,937
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,179)	497,821	504,863
Notes due May 1, 2031	2.300%	2.419%	650,000	(6,211)	643,789	600,303
Notes due November 9, 2031	2.250%	2.322%	550,000	(3,399)	546,601	502,782
			5,750,000	(30,533)	5,719,467	5,474,795

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	111,148	—	111,148	112,427
Notes due November 3, 2025	2.175%	2.175%	268,993	—	268,993	277,704
Notes due September 9, 2030	0.500%	0.640%	778,036	(9,449)	768,587	679,225
Notes due January 24, 2032	0.875%	0.978%	555,740	(5,260)	550,480	491,274
			1,713,917	(14,709)	1,699,208	1,560,630

Mortgage Debt, secured by 11 real estate facilities with a net book value of $65.7 million	3.877%	3.896%	23,048	—	23,048	23,782

			$7,486,965	$(45,242)	$7,441,723	$7,059,207

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	Amounts at
	December 31, 2021
	Book Value	Fair Value
	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	$499,637	$506,362
Notes due April 23, 2024	698,372	700,314
Notes due February 15, 2026	496,939	488,141
Notes due November 9, 2026	645,773	649,996
Notes due September 15, 2027	496,980	535,206
Notes due May 1, 2028	645,724	649,221
Notes due November 9, 2028	546,701	548,241
Notes due May 1, 2029	497,743	545,580
Notes due May 1, 2031	643,617	656,546
Notes due November 9, 2031	546,512	551,932
	5,717,998	5,831,539

Euro Denominated Unsecured Debt
Notes due April 12, 2024	113,431	117,526
Notes due November 3, 2025	274,518	295,256
Notes due September 9, 2030	784,287	769,561
Notes due January 24, 2032	561,761	551,842
	1,733,997	1,734,185

Mortgage Debt	23,284	24,208

	$7,475,279	$7,589,932
U.S. Dollar Denominated Unsecured Notes
The U.S. Dollar Denominated Unsecured Notes have various financial covenants, with which we were in compliance at March 31, 2022. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 15% at March 31, 2022) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 27x for the twelve months ended March 31, 2022) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
Our Euro denominated unsecured notes (the “Euro Notes”) consist of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €100.0 million issued to institutional investors on April 12, 2016, (iii) €500.0 million issued in a public offering on January 24, 2020, and (iv) €700.0 million issued in a public offering on September 9, 2021. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “Foreign currency exchange gain” on our income statement (gains of $35.4 million and $45.4 million for the three months ended March 31, 2022 and 2021, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

At March 31, 2022, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.2% and 7.1%, and mature between November 1, 2022 and July 1, 2030.
At March 31, 2022, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2022	$500,000	$2,246	$502,246
2023	—	19,219	19,219
2024	811,148	124	811,272
2025	268,993	131	269,124
2026	1,150,000	138	1,150,138
Thereafter	4,733,776	1,190	4,734,966
	$7,463,917	$23,048	$7,486,965
Weighted average effective rate	1.8%	3.9%	1.8%
Cash paid for interest totaled $22.2 million and $19.4 million for the three months ended March 31, 2022 and 2021, respectively. Interest capitalized as real estate totaled $1.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
8.Noncontrolling Interests
We have noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At March 31, 2022, certain of these subsidiaries issued 486,811 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. These include a total of 254,833 partnership units of $83.6 million issued to third-parties in connection with our acquisition of a portfolio of self-storage properties (42,841 partnership units of $15.4 million issued in the three months ended March 31, 2022). The unitholders of these 254,833 partnership units have the right to require us to redeem their partnership units in cash if common shares of the Company are not publicly listed. We classify these noncontrolling interests as redeemable noncontrolling interest outside of total equity in our consolidated balance sheets.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

9.Shareholders’ Equity

Preferred Shares
At March 31, 2022 and December 31, 2021, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2022		At December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	—	—
Total Preferred Shares			174,000	$4,350,000	164,000	$4,100,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At March 31, 2022, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Dividends
Common share dividends paid, including amounts paid to our restricted share unitholders, totaled $351.2 million ($2.00 per share) and $350.1 million ($2.00 per share) for the three months ended March 31, 2022 and 2021, respectively. Preferred share dividends paid totaled $48.4 million and $46.1 million for the three months ended March 31, 2022 and 2021, respectively.
10.Related Party Transactions
At March 31, 2022, Tamara Hughes Gustavson, a current member of our Board and her adult children owned and controlled 65 self-storage facilities in Canada. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $535,000 and $469,000 for the three months ended March 31, 2022 and 2021, respectively.
11.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant equity awards to trustees, officers, and key employees, including non-qualified options to purchase the Company’s common shares, restricted stock units (“RSUs”), deferred stock units (“DSUs”), and unrestricted common stock issued in lieu of trustee compensation.
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $1.0 million and $1.2 million share-based compensation cost was capitalized as real estate facilities for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)

Self-storage cost of operations	$4,864	$6,365
Ancillary cost of operations	266	386
General and administrative	8,798	7,680
Total	$13,928	$14,431

Included in share-based compensation is $4.2 million and $3.8 million during the three months ended March 31, 2022 and 2021, respectively, in connection with retirement acceleration as discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, there was $119.1 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
Stock Options
We have service-based, performance-based and market-based stock options outstanding, which generally vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

our common shares on the grant date. New shares are issued for options exercised. Employees cannot require the Company to settle their award in cash.
During the three months ended March 31, 2022, 77,683 stock options were granted, 36,050 options were exercised, and no options were forfeited. A total of 3,081,584 stock options were outstanding at March 31, 2022 (3,039,951 at December 31, 2021). For the stock options granted during the three months ended March 31, 2022, vesting is dependent upon meeting certain market conditions over the three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
For the three months ended March 31, 2022 and 2021, we incurred share-based compensation cost for outstanding stock options of $3.9 million and $4.4 million, respectively.
Restricted Share Units
We have service-based, performance-based and market-based RSUs outstanding, which generally vest over 5 to 8 years from the grant date. Upon vesting, the grantee receives new common shares equal to the number of vested RSUs, less common shares withheld to satisfy the grantee’s statutory tax liabilities arising from the vesting. During the three months ended March 31, 2022, 24,725 RSUs were granted, 8,821 RSUs were forfeited and 57,349 RSUs vested. The vesting resulted in the issuance of 41,847 common shares. A total of 529,377 RSUs were outstanding at March 31, 2022 (570,822 at December 31, 2021).
Included in the RSUs granted during the three months ended March 31, 2022 are 21,985 RSUs where vesting is dependent upon meeting certain market conditions over a three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of the specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
Also included in the RSUs granted during the three months ended March 31, 2022 are 2,740 service-based RSUs.
For the three months ended March 31, 2022 and 2021, we incurred share-based compensation cost for RSUs of $10.8 million and $11.0 million, respectively.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, shares of unrestricted common stock, or fully-vested DSUs to be settled at a specified future date. Shares of unrestricted stock and/or deferred stock units will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the three months ended March 31, 2022, we granted 488 DSUs and 87 shares of unrestricted common stock.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

12. Net Income per Common Share
We allocate net income to (i) noncontrolling interests based upon their contractual rights in the respective subsidiaries or for participating noncontrolling interests based upon their participation in both distributed and undistributed earnings of the Company, (ii) preferred shareholders, for distributions paid or payable, (iii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “preferred share redemption charge”), and (iv) restricted share units, for non-forfeitable dividends paid and adjusted for participation rights in undistributed earnings of the Company.
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three months ended March 31, 2022 and 2021, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$464,124	$385,810

Denominator for basic net income per share - weighted average common shares outstanding	175,170	174,611
Net effect of dilutive stock options - based on treasury stock method	1,166	229
Denominator for dilutive net income per share - weighted average common shares outstanding	176,336	174,840

Net income per common share:
Basic	$2.65	$2.21
Dilutive	$2.63	$2.21

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

13.Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker.
Self-Storage Operations
The Self-Storage Operations reportable segment reflects the aggregated rental operations from the self-storage facilities we own from (i) Same Store Facilities, (ii) Acquired Facilities, (iii) Developed and Expanded Facilities, and (iv) Other Non-Same Store Facilities. The presentation in the table below sets forth the Net Operating Income ("NOI") of this reportable segment, as well as the related depreciation expense. For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations reportable segment.
Ancillary Operations
The Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and third party property management operating segments.
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended March 31,
	2022	2021

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$917,015	$716,347
Cost of operations	(245,494)	(212,105)
Net operating income	671,521	504,242
Depreciation and amortization	(222,128)	(146,859)
Net income	449,393	357,383

Ancillary Operations
Revenue	56,430	50,915
Cost of operations	(15,515)	(16,318)
Net operating income	40,915	34,597

Total net income allocated to segments	490,308	391,980

Other items not allocated to segments:
General and administrative	(23,069)	(19,574)
Interest and other income	3,379	2,852
Interest expense	(33,124)	(15,250)
Equity in earnings of unconsolidated real estate entities	43,424	19,456
Foreign currency exchange gain	35,377	45,385
Gain on sale of real estate	—	9,413
Net income	$516,295	$434,262

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At March 31, 2022, there were approximately 1.2 million certificates held by our self-storage customers, representing aggregate coverage of approximately $5.2 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $204.9 million at March 31, 2022. We expect to pay approximately $142.3 million in the remainder of 2022, $60.0 million in 2023 and $2.6 million in 2024 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $65.4 million at March 31, 2022. We expect to pay approximately $2.2 million in the remainder of 2022, $3.1 million in 2023, $3.0 million in each of 2024, 2025 and 2026 and $51.1 million thereafter for these commitments.
15.    Subsequent Events
Subsequent to March 31, 2022, we acquired or were under contract to acquire eleven self-storage facilities across nine states with 0.9 million net rentable square feet, for $147.2 million.

On April 24, 2022, PSB entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby affiliates of Blackstone Real Estate ("Blackstone") will acquire all outstanding shares of PSB's common stock for $187.50 per share in cash. Subject to the terms and conditions set forth in the Merger Agreement, each share of PSB common stock and each common unit of partnership interest will be converted into the right to receive an amount in cash equal to $187.50, without interest. If the transaction is consummated, we expect to (i) receive approximately $2.7 billion of cash proceeds in exchange for the approximate 41% common equity interest we hold in PSB, (ii) recognize an approximate $2.2 billion gain on the sale of our equity investment in PSB in the Consolidated Statement of Income, and (iii) distribute a $2.3 billion estimated tax gain on the sale to our common shareholders. The merger transaction is expected to close in the third quarter of 2022, however, the merger transaction is subject to customary closing conditions, including approval by PSB’s common stockholders. Pursuant to a support agreement entered into with PSB and Blackstone, we have committed to vote our equity interests in favor of the transaction, subject to certain conditions.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2022 outlook and all underlying assumptions, our expected acquisition, disposition, development and redevelopment activity, supply and demand for our self-storage facilities, the consummation of PSB’s recently announced merger transaction and the related consequences to the Company, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to, the risk that the PSB merger will not be consummated on the existing terms or at all, and those factors and risks described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022 and in our other filings with the SEC including. These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels and insurance, adverse economic effects from the COVID-19 pandemic, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, and security breaches, including ransomware, or a failure of our networks, systems or technology.
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
During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
Our self-storage operations generate most of our net income and our earnings growth is impacted by the levels of growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below). Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facility portfolio.

During the three months ended March 31, 2022, revenues generated by our Same Store Facilities increased by 15.8% ($102.1 million), as compared to the same period in 2021, while Same Store cost of operations increased by 3.6% ($6.5 million). Demand and operating trends have continued to improve, leading to increases in our self-storage rental rates and reduction in marketing expense while maintaining high levels of occupancy.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2020, we acquired a total of 304 facilities with 27.7 million net rentable square feet for $6.0 billion, and within our non-same store portfolio have developed and expanded self-storage space for a total cost of $1.4 billion, adding 16.6 million net rentable square feet. During the three months ended March 31, 2022, net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 241.8% ($67.9 million), as compared to the same period in 2021.

Our strong financial profile continues to enable effective access to capital markets in order to support our growth. During the three months ended March 31, 2022, we raised $250 million in a public offering of our preferred shares.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program by the end of 2025. We expect to spend approximately $180 million over 2022 on this effort.

Refer to Note 15. Subsequent Events for information regarding PSB’s recently announced merger transaction, including with respect to anticipated cash proceeds, tax treatment and a related distribution to our common shareholders. The transaction is expected to close in the third quarter of 2022, subject to approval by PSB’s stockholders and other customary closing conditions. Following consummation of the transaction, our future operating results will no longer reflect contributions from our investment in PSB.

Results of Operations

Operating Results for the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, net income allocable to our common shareholders was $464.1 million or $2.63 per diluted common share, compared to $385.8 million or $2.21 per diluted common share in 2021, representing an increase of $78.3 million or $0.42 per diluted common share. The increase is due primarily to (i) a $167.3 million increase in self-storage net operating income and (ii) our $23.6 million equity share of gains on sale of real estate recorded by PS Business Parks, Inc. in 2022, partially offset by (iii) a $75.3 million increase in depreciation and amortization expense, (iv) a $17.9 million increase in interest expense, (v) a $10.0 million decrease in foreign currency exchange gains associated with our Euro denominated notes payable, and (vi) a $9.4 million gain on sale of real estate recognized in the three months ended March 31, 2021.

The $167.3 million increase in self-storage net operating income in the three months ended March 31, 2022 as compared to the same period in 2021 is a result of a $95.6 million increase in our Same Store Facilities and a $71.7 million increase in our non-same store facilities. Revenues for the Same Store Facilities increased 15.8% or $102.1 million in the three months ended March 31, 2022 as compared to 2021, due primarily to higher realized annual rent per available square foot. Cost of operations for the Same Store Facilities increased by 3.6% or $6.5 million in the three months ended March 31, 2022 as compared to 2021, due primarily to (i) a 4.8% ($3.2 million) increase in property tax expense, (ii) a 19.0% ($2.5 million) increase in repairs and maintenance expense, and (iii) a 17.5% ($2.3 million) increase in centralized management costs, partially offset by (iv) a 23.1% ($3.4 million) decrease in marketing expense. The increase in net operating income of $71.7 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.

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
For the three months ended March 31, 2022, FFO was $3.83 per diluted common share as compared to $3.08 per diluted common share for the same period in 2021, representing an increase of 24.4%, or $0.75 per diluted common share.
We also present “Core FFO” and “Core FFO per share,” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, our equity share of the impact of severance of senior executive and casualties from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended March 31,
	2022	2021	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$464,124	$385,810	20.3%
Eliminate items excluded from FFO:
Depreciation and amortization	220,795	145,869
Depreciation from unconsolidated real estate investments	18,037	17,933
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,657)	(971)
Gains on sale of real estate investments, including our equity share from investments	(25,095)	(9,387)
FFO allocable to common shares	$676,204	$539,254	25.4%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange gain	(35,377)	(45,385)
Other items	2,547	(349)
Core FFO allocable to common shares	$643,374	$493,520	30.4%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted Earnings per share	$2.63	$2.21	19.0%
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.35	0.93
Gains on sale of real estate investments, including our equity share from investments	(0.15)	(0.06)
FFO per share	$3.83	$3.08	24.4%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange gain	(0.20)	(0.26)
Other items	0.02	—
Core FFO per share	$3.65	$2.82	29.4%

Diluted weighted average common shares	176,336	174,840

Analysis of Net Income - Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,282 facilities that we have owned and operated on a stabilized basis since January 1, 2020 (the “Same Store Facilities”), (ii) 304 facilities we acquired since January 1, 2020 (the “Acquired Facilities”), (iii) 145 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2022 (the “Newly Developed and Expanded Facilities”), and (iv) 66 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2020 (the “Other Non-same Store Facilities”). See Note 13 to our March 31, 2022 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
	2022	2021	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$749,270	$647,200	15.8%
Acquired Facilities	86,371	11,123	676.5%
Newly Developed and Expanded Facilities	60,076	41,477	44.8%
Other Non-Same Store Facilities	21,298	16,547	28.7%
	917,015	716,347	28.0%
Cost of operations:
Same Store Facilities	187,929	181,419	3.6%
Acquired Facilities	31,031	7,177	332.4%
Newly Developed and Expanded Facilities	19,417	17,335	12.0%
Other Non-Same Store Facilities	7,117	6,174	15.3%
	245,494	212,105	15.7%
Net operating income (a):
Same Store Facilities	561,341	465,781	20.5%
Acquired Facilities	55,340	3,946	1302.4%
Newly Developed and Expanded Facilities	40,659	24,142	68.4%
Other Non-Same Store Facilities	14,181	10,373	36.7%
Total net operating income	671,521	504,242	33.2%

Depreciation and amortization expense:
Same Store Facilities	(113,251)	(110,663)	2.3%
Acquired Facilities	(84,465)	(11,473)	636.2%
Newly Developed and Expanded Facilities	(14,627)	(15,269)	(4.2)%
Other Non-Same Store Facilities	(9,785)	(9,454)	3.5%
Total depreciation and amortization expense	(222,128)	(146,859)	51.3%

Net income (loss):
Same Store Facilities	448,090	355,118	26.2%
Acquired Facilities	(29,125)	(7,527)	286.9%
Newly Developed and Expanded Facilities	26,032	8,873	193.4%
Other Non-Same Store Facilities	4,396	919	378.3%
Total net income	$449,393	$357,383	25.7%

Number of facilities at period end:
Same Store Facilities	2,282	2,282	—
Acquired Facilities	304	77	294.8%
Newly Developed and Expanded Facilities	145	138	5.1%
Other Non-Same Store Facilities	66	66	—
	2,797	2,563	9.1%
Net rentable square footage at period end:
Same Store Facilities	149,476	149,476	—
Acquired Facilities	27,686	6,162	349.3%
Newly Developed and Expanded Facilities	16,641	15,240	9.2%
Other Non-Same Store Facilities	5,315	5,287	0.5%
	199,118	176,165	13.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our March 31, 2022 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2020. Our Same Store Facilities increased from 2,274 facilities at December 31, 2021 to 2,282 at March 31, 2022. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2020, 2021, and 2022 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results of these 2,282 facilities (149.5 million net rentable square feet) that represent approximately 75% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2022. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,282 facilities)

	Three Months Ended March 31,
	2022	2021	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$725,433	$627,153	15.7%
Late charges and administrative fees	23,837	20,047	18.9%
Total revenues	749,270	647,200	15.8%

Direct cost of operations (a):
Property taxes	70,004	66,782	4.8%
On-site property manager payroll	30,700	28,744	6.8%
Repairs and maintenance	15,490	13,021	19.0%
Utilities	11,446	10,796	6.0%
Marketing	11,240	14,610	(23.1)%
Other direct property costs	20,066	18,364	9.3%
Total direct cost of operations	158,946	152,317	4.4%
Direct net operating income (b)	590,324	494,883	19.3%

Indirect cost of operations (a):
Supervisory payroll	(9,567)	(10,330)	(7.4)%
Centralized management costs	(15,557)	(13,237)	17.5%
Share-based compensation	(3,859)	(5,535)	(30.3)%
Net operating income	561,341	465,781	20.5%
Depreciation and amortization expense	(113,251)	(110,663)	2.3%
Net income	$448,090	$355,118	26.2%

Gross margin (before indirect costs, depreciation and amortization expense)	78.8%	76.5%	3.0%

Gross margin (before depreciation and amortization expense)	74.9%	72.0%	4.0%

Weighted average for the period:
Square foot occupancy	95.6%	95.6%	—%

Realized annual rental income per (c):
Occupied square foot	$20.29	$17.54	15.7%
Available square foot	$19.40	$16.78	15.6%

At March 31:
Square foot occupancy	95.1%	95.9%	(0.8)%
Annual contract rent per occupied square foot (d)	$20.84	$17.97	16.0%

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
Analysis of Same Store Revenue
We believe a balanced occupancy and rate strategy maximizes our revenues over time. We regularly adjust rental rates and promotional discounts offered (generally, “$1.00 rent for the first month”), as well as our marketing efforts to maximize revenue from new tenants to replace tenants that vacate.
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
Revenues generated by our Same Store Facilities increased 15.8% in the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to a 15.7% increase in realized annual rent per occupied square foot.
Our growth in revenues, realized annual rent per occupied square foot, and REVPAF for the three months ended March 31, 2022 as compared to the same period in 2021 was evident in each of our markets. Our weighted average square foot occupancy remained strong across our markets for the three months ended March 31, 2022.
The increase of realized annual rent per occupied square foot in the three months ended March 31, 2022 as compared to the same period in 2021 was due to (i) rate increases to existing long-term tenants in substantially all of our markets in 2022 as compared to curtailed increases in certain markets in 2021, combined with (ii) a 15.1% year over year increase in average rates per square foot charged to new tenants moving in as a result of strong customer demand across all markets. At March 31, 2022, annual contract rent per occupied square foot was 16.0% higher as compared to March 31, 2021.
We experienced high occupancy levels throughout the first three months of 2022. Our average square foot occupancy levels remained unchanged on a year over year basis at 95.6% during the three months ended March 31, 2022. Move-out volumes increased 5.0% and move-in volumes decreased 4.9% in the three months ended March 31, 2022 as compared to the same period in 2021, leading to a lower square foot occupancy at March 31, 2022 of 95.1% as compared to 95.9% at March 31, 2021. Move-out volumes were impacted by rental rate increases to our existing tenants, while move-in volumes were impacted by the higher rental rates charged to new tenants in the three months ended March 31, 2022 as compared to the same period in 2021. Average length of stay increased in the three months ended March 31, 2022 as compared to the same period in 2021, which supported revenue growth through rate increases to long-term tenants. With strong occupancy, we reduced promotional discounts given to new move-in customers for the three months ended March 31, 2022 by 43.7% as compared to the same period in 2021.
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

We expect continued revenue growth for the remainder of 2022 supported by consistently high customer demand and a stable tenant base leading to increasing realized annual rent per occupied square foot while maintaining a high level of occupancy.
Late Charges and Administrative Fees
Late charges and administrative fees increased 18.9% for the three months ended March 31, 2022 as compared to the same period in 2021, due to (i) higher late charges collected on delinquent accounts and to a lesser extent (ii) higher administrative charge per move-in.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three months ended March 31, 2022 and 2021. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$17.15	$14.90	15.1%
Square footage	23,366	24,561	(4.9)%
Contract rents gained from move-ins	$100,182	$91,490	9.5%
Promotional discounts given	$9,339	$16,577	(43.7)%

Tenants moving out during the period:
Average annual contract rent per square foot	$19.35	$16.21	19.4%
Square footage	22,933	21,849	5.0%
Contract rents lost from move-outs	$110,938	$88,543	25.3%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 3.6% in the three months ended March 31, 2022 as compared to the same period in 2021, due primarily to increased property tax expense, repairs and maintenance expense and centralized management costs, partially offset by decreased marketing expense.
Property tax expense increased 4.8% in the three months ended March 31, 2022 as compared to the same period in 2021, as a result of higher recently assessed values. We expect property tax expense growth of approximately 5.0% in the remainder of 2022.
On-site property manager payroll expense increased 6.8% in the three months ended March 31, 2022 as compared to the same period in 2021. The increase is primarily due to wage increases effective in late 2021 in response to competitive labor conditions experienced in most geographical markets, partially offset by a year-over-year decline in hours worked due to staffing reductions from revisions to other operational processes. We expect on-site property manager payroll expense to further increase in the remainder of 2022 as compared to 2021 due in part to continued competitive labor conditions.
Repairs and maintenance expense increased 19.0% in the three months ended March 31, 2022 as compared to the same period in 2021. Repairs and maintenance expense includes snow removal costs totaling $3.3 million and $2.0 million in the three months ended March 31, 2022 and 2021, respectively. Excluding snow removal costs, repairs and maintenance expense increased 10.2% in in the three months ended March 31, 2022 as compared to the same period in 2021. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.

Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We decreased marketing expense by 23.1% in the three months ended March 31, 2022 as compared to the same period in 2021 due primarily to lower volume of paid search programs we utilized given strong demand and high occupancies in many of our same store properties.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, facilities management, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 17.5% in the three months ended March 31, 2022 as compared to the same period in 2021. The increase was due primarily to an increase in technology and data team costs that support property operations. We expect increases in centralized management costs in the remainder of 2022 due to continued investment in our technology and data platforms that support our property operations.
Share-based compensation expense includes the amortization of restricted share units and stock options granted to management personnel who directly and indirectly supervise the on-site property managers, as well as those employees responsible for providing shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions are listed above under centralized management costs. Share-based compensation expense varies based upon the level of grants and their related vesting and amortization periods, forfeitures, as well as the Company’s common share price on the date of each grant. Share-based compensation decreased 30.3% in the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in 2022 is due primarily to higher expense recognized in 2021 for certain performance-based awards estimated to achieve above-target results.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of March 31, 2022		Three Months Ended March 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	212	15.3	$29.45	$26.34	11.8%	97.8%	97.9%	(0.1)%	$28.79	$25.77	11.7%
San Francisco	128	7.8	29.89	26.96	10.9%	96.0%	97.5%	(1.5)%	28.70	26.28	9.2%
New York	90	6.4	28.96	26.39	9.7%	95.5%	96.0%	(0.5)%	27.66	25.33	9.2%
Miami	83	5.8	25.81	20.46	26.1%	96.9%	96.3%	0.6%	25.02	19.71	26.9%
Seattle-Tacoma	86	5.7	23.61	20.60	14.6%	95.0%	94.9%	0.1%	22.43	19.54	14.8%
Washington DC	90	5.5	24.13	21.36	13.0%	94.0%	95.1%	(1.2)%	22.69	20.32	11.7%
Atlanta	101	6.6	16.17	13.33	21.3%	94.9%	94.6%	0.3%	15.34	12.61	21.6%
Dallas-Ft. Worth	106	7.0	16.18	13.58	19.1%	95.3%	94.8%	0.5%	15.42	12.87	19.8%
Chicago	129	8.1	18.01	15.42	16.8%	94.5%	94.9%	(0.4)%	17.03	14.62	16.5%
Houston	95	6.8	14.87	12.68	17.3%	94.1%	93.5%	0.6%	14.00	11.86	18.0%
Orlando-Daytona	70	4.5	16.48	13.73	20.0%	96.2%	95.3%	0.9%	15.85	13.09	21.1%
Philadelphia	56	3.5	19.82	17.49	13.3%	96.0%	96.7%	(0.7)%	19.03	16.92	12.5%
West Palm Beach	37	2.6	23.64	19.27	22.7%	97.1%	96.3%	0.8%	22.95	18.56	23.7%
Tampa	51	3.4	17.60	14.11	24.7%	95.8%	95.6%	0.2%	16.86	13.48	25.1%
Charlotte	50	3.8	13.92	11.41	22.0%	95.5%	94.8%	0.7%	13.29	10.81	22.9%
All other markets	898	56.7	16.88	14.47	16.7%	95.4%	95.4%	—%	16.10	13.80	16.7%
Totals	2,282	149.5	$20.29	$17.54	15.7%	95.6%	95.6%	—%	$19.40	$16.78	15.6%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$112,345	$100,330	12.0%	$15,778	$15,320	3.0%	$2,900	$2,961	(2.1)%	$93,667	$82,049	14.2%
San Francisco	57,158	52,087	9.7%	8,834	8,555	3.3%	1,710	1,807	(5.4)%	46,614	41,725	11.7%
New York	45,608	41,818	9.1%	12,194	11,264	8.3%	1,368	1,463	(6.5)%	32,046	29,091	10.2%
Miami	37,591	29,759	26.3%	6,841	6,470	5.7%	1,059	1,134	(6.6)%	29,691	22,155	34.0%
Seattle-Tacoma	32,807	28,550	14.9%	5,935	5,922	0.2%	1,011	1,084	(6.7)%	25,861	21,544	20.0%
Washington DC	32,377	28,938	11.9%	7,217	6,834	5.6%	1,039	1,097	(5.3)%	24,121	21,007	14.8%
Atlanta	26,762	21,992	21.7%	5,070	4,810	5.4%	1,258	1,289	(2.4)%	20,434	15,893	28.6%
Dallas-Ft. Worth	27,928	23,345	19.6%	6,384	6,380	0.1%	1,158	1,202	(3.7)%	20,386	15,763	29.3%
Chicago	35,827	30,751	16.5%	14,901	12,520	19.0%	1,587	1,502	5.7%	19,339	16,729	15.6%
Houston	24,700	20,898	18.2%	6,788	6,737	0.8%	1,117	1,159	(3.6)%	16,795	13,002	29.2%
Orlando-Daytona	18,400	15,220	20.9%	3,689	3,545	4.1%	919	853	7.7%	13,792	10,822	27.4%
Philadelphia	17,500	15,521	12.8%	4,183	3,850	8.6%	690	723	(4.6)%	12,627	10,948	15.3%
West Palm Beach	15,594	12,622	23.5%	3,140	2,867	9.5%	488	543	(10.1)%	11,966	9,212	29.9%
Tampa	14,822	11,894	24.6%	3,133	2,999	4.5%	623	634	(1.7)%	11,066	8,261	34.0%
Charlotte	13,202	10,750	22.8%	2,378	2,315	2.7%	613	572	7.2%	10,211	7,863	29.9%
All other markets	236,649	202,725	16.7%	52,481	51,929	1.1%	11,443	11,079	3.3%	172,725	139,717	23.6%
Totals	$749,270	$647,200	15.8%	$158,946	$152,317	4.4%	$28,983	$29,102	(0.4)%	$561,341	$465,781	20.5%

Acquired Facilities
The Acquired Facilities represent 304 facilities that we acquired in 2020, 2021, and 2022. As a result of the stabilization process and timing of when these facilities were acquired (and resulting reclassification to Same-Store Facilities), year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended March 31,
	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2020 Acquisitions	$17,068	$10,291	$6,777
2021 Acquisitions	68,825	832	67,993
2022 Acquisitions	478	—	478
Total revenues	86,371	11,123	75,248

Cost of operations (b):
2020 Acquisitions	6,814	6,626	188
2021 Acquisitions	23,898	551	23,347
2022 Acquisitions	319	—	319
Total cost of operations	31,031	7,177	23,854

Net operating income:
2020 Acquisitions	10,254	3,665	6,589
2021 Acquisitions	44,927	281	44,646
2022 Acquisitions	159	—	159
Net operating income	55,340	3,946	51,394
Depreciation and amortization expense	(84,465)	(11,473)	(72,992)
Net loss	$(29,125)	$(7,527)	$(21,598)

At March 31:
Square foot occupancy:
2020 Acquisitions	89.8%	73.1%	22.8%
2021 Acquisitions	82.3%	67.6%	21.7%
2022 Acquisitions	43.5%	—	—
	82.6%	72.2%	14.4%
Annual contract rent per occupied square foot:
2020 Acquisitions	$15.27	$12.40	23.1%
2021 Acquisitions	15.87	13.64	16.3%
2022 Acquisitions	12.80	—	—
	$15.71	$12.60	24.7%
Number of facilities:
2020 Acquisitions	62	62	—
2021 Acquisitions	232	15	217
2022 Acquisitions	10	—	10
	304	77	227
Net rentable square feet (in thousands):
2020 Acquisitions	5,075	5,075	—
2021 Acquisitions	21,830	1,087	20,743
2022 Acquisitions	781	—	781
	27,686	6,162	21,524

ACQUIRED FACILITIES (Continued)

As of March 31, 2022
Costs to acquire (in thousands):
2020 Acquisitions	$796,065
2021 Acquisitions	5,115,276
2022 Acquisitions	127,703
$6,039,044
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion, which includes 47 self-storage facilities and one property that is under construction. Included in the Acquisition results in the table above are revenues of $24.0 million, NOI of $18.6 million (including Direct NOI of $19.4 million), and average square footage occupancy of 88.0% for the three months ended March 31, 2022.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion, with 55 properties closed in the fourth quarter of 2021 and one property closed in February 2022. Included in the Acquisition results in the table above are revenues of $16.8 million, NOI of $10.5 million (including Direct NOI of $11.2 million), and average square footage occupancy of 77.3% for the three months ended March 31, 2022.
Subsequent to March 31, 2022, we acquired or were under contract to acquire eleven self-storage facilities across nine states with 0.9 million net rentable square feet, for $147.2 million.

Developed and Expanded Facilities
The developed and expanded facilities include 54 facilities that were developed on new sites since January 1, 2017, and 91 facilities expanded to increase their net rentable square footage. Of these expansions, 51 were completed before 2021, 17 were completed in 2021 or 2022, and 23 are currently in process at March 31, 2022. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended March 31,
	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2017	$7,942	$6,043	$1,899
Developed in 2018	8,293	6,053	2,240
Developed in 2019	3,626	2,338	1,288
Developed in 2020	1,482	369	1,113
Developed in 2021	1,429	4	1,425
Expansions completed before 2021	21,416	14,271	7,145
Expansions completed in 2021 or 2022	8,637	5,010	3,627
Expansions in process	7,251	7,389	(138)
Total revenues	60,076	41,477	18,599

Cost of operations (b):
Developed in 2017	2,628	2,504	124
Developed in 2018	2,555	2,561	(6)
Developed in 2019	1,368	1,408	(40)
Developed in 2020	428	399	29
Developed in 2021	855	83	772
Expansions completed before 2021	7,601	7,076	525
Expansions completed in 2021 or 2022	2,362	1,523	839
Expansions in process	1,620	1,781	(161)
Total cost of operations	19,417	17,335	2,082

Net operating income (loss):
Developed in 2017	5,314	3,539	1,775
Developed in 2018	5,738	3,492	2,246
Developed in 2019	2,258	930	1,328
Developed in 2020	1,054	(30)	1,084
Developed in 2021	574	(79)	653
Expansions completed before 2021	13,815	7,195	6,620
Expansions completed in 2021 or 2022	6,275	3,487	2,788
Expansions in process	5,631	5,608	23
Net operating income	40,659	24,142	16,517
Depreciation and amortization expense	(14,627)	(15,269)	642
Net income	$26,032	$8,873	$17,159

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of March 31,
	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2017	92.1%	92.9%	(0.9)%
Developed in 2018	88.6%	89.6%	(1.1)%
Developed in 2019	88.4%	88.2%	0.2%
Developed in 2020	92.0%	55.7%	65.2%
Developed in 2021	67.4%	13.1%	414.5%
Expansions completed before 2021	87.6%	80.2%	9.2%
Expansions completed in 2021 or 2022	85.1%	95.6%	(11.0)%
Expansions in process	86.2%	91.4%	(5.7)%
	87.2%	84.9%	2.7%
Annual contract rent per occupied square foot:
Developed in 2017	$16.79	$12.94	29.8%
Developed in 2018	18.06	13.41	34.7%
Developed in 2019	15.54	10.61	46.5%
Developed in 2020	19.08	11.20	70.4%
Developed in 2021	15.28	14.25	7.2%
Expansions completed before 2021	14.31	10.83	32.1%
Expansions completed in 2021 or 2022	20.32	18.61	9.2%
Expansions in process	22.87	20.63	10.9%
	$16.91	$13.17	28.4%
Number of facilities:
Developed in 2017	16	16	—
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	1	5
Expansions completed before 2021	51	51	—
Expansions completed in 2021 or 2022	17	15	2
Expansions in process	23	23	—
	145	138	7
Net rentable square feet (in thousands) (c):
Developed in 2017	2,040	2,040	—
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	200	481
Expansions completed before 2021	6,877	6,877	—
Expansions completed in 2021 or 2022	2,133	1,133	1,000
Expansions in process	1,437	1,517	(80)
	16,641	15,240	1,401

As of March 31, 2022
Costs to develop (in thousands):
Developed in 2017	$239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Expansions completed before 2021 (d)	478,659
Expansions completed in 2021 or 2022 (d)	123,499
$1,412,298
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 16.6 million net rentable square feet at March 31, 2022, including 5.0 million in Texas, 2.8 million in Florida, 2.2 million in California, 1.5 million in Colorado, 1.2 million in Minnesota, 0.9 million in North Carolina, 0.6 million in Michigan, 0.4 million in each of Missouri and Washington, 0.3 million in each of New Jersey, South Carolina and Virginia and 0.7 million in other states.
(d)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.
It typically takes at least three to four years for a newly developed or expanded self-storage facility to stabilize with respect to revenues. Physical occupancy can be achieved as early as two to three years following completion of the development or expansion through offering lower rental rates during fill-up. As a result, even after achieving high occupancy, there can still be a period of elevated revenue growth as the tenant base matures and higher rental rates are achieved.
We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run. However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, as well as the related construction and development overhead expenses included in general and administrative expense.
We typically underwrite new developments to stabilize at approximately an 8.0% NOI yield on cost. Our developed facilities have thus far leased up as expected and are at various stages of their revenue stabilization periods. The actual annualized yields that we may achieve on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property and the level of new and existing supply.
The facilities under “expansions completed” represent those facilities where the expansions have been completed at March 31, 2022. We incurred a total of $602.2 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 5.7 million net rentable square feet of new storage space.
At March 31, 2022, we had 26 additional facilities in development, which will have a total of 2.2 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $406.1 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under "expansion in process" represent those facilities where construction is in process at March 31, 2022, and together with additional expansion activities primarily related to our Same Store Facilities at March 31, 2022, we expect to add a total of 2.6 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $427.7 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2020, including facilities under fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 5.3 million net rentable square feet, including 1.1 million in Texas, 0.6 million in each of Florida and Washington, 0.4 million in each of California and Virginia, 0.3 million in each of Indiana and South Carolina, 0.2 million in each of Georgia, Kentucky, Massachusetts and Tennessee and 0.8 million in other states.
During the three months ended March 31, 2022 and 2021, the average occupancy for these facilities totaled 91.7% and 90.6%, respectively, and the realized rent per occupied square foot totaled $16.90 and $13.23, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $75.3 million in the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to newly acquired facilities of $5.1 billion in 2021. We expect continued increases in depreciation expense in the remainder of 2022 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded in the remainder of 2022.

Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$45,195	$39,681	$5,514
Merchandise	6,871	7,036	(165)
Third party property management	4,364	4,198	166
Total revenues	56,430	50,915	5,515
Cost of operations:
Tenant reinsurance	7,277	7,824	(547)
Merchandise	3,904	3,966	(62)
Third party property management	4,334	4,528	(194)
Total cost of operations	15,515	16,318	(803)
Net operating income (loss):
Tenant reinsurance	37,918	31,857	6,061
Merchandise	2,967	3,070	(103)
Third party property management	30	(330)	360
Total net operating income	$40,915	$34,597	$6,318
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.5 million or 13.9% in the three months ended March 31, 2022 over the same period in 2021 as a result of higher average premiums and an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $34.4 million and $33.2 million in the three months ended March 31, 2022 and 2021, respectively, representing a 3.6% increase.
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
Merchandise sales: Sales of locks, boxes, and packing supplies at our self-storage facilities are primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2022.
Third-party property management: At March 31, 2022, we managed 97 facilities for unrelated third parties, and were under contract to manage 64 additional facilities including 58 facilities that are currently under construction. During the three months ended March 31, 2022, we added 15 facilities to the program, acquired one facility from the program, and had five properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.

Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entities
For all periods presented, we have equity investments in PSB and Shurgard, which we account for using the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$36,886	$14,476	$22,410
Shurgard	6,538	4,980	1,558
Total equity in earnings	$43,424	$19,456	$23,968
Investment in PSB: Throughout all periods presented, we owned 7,158,354 shares of PS Business Parks, Inc. (“PSB”) common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing an approximate 41% common equity interest in PSB as of March 31, 2022 (41% as of December 31, 2021). The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.
At March 31, 2022, PSB wholly-owned approximately 27 million rentable square feet of commercial space and had a 95% interest in a 395-unit apartment complex. PSB also manages commercial space that we own pursuant to property management agreements.
Included in our equity earnings from PSB for the three months ended March 31, 2022 is our equity share of gains on sale of real estate totaling $23.6 million (none for the same period in 2021). For the three months ended March 31, 2022 and 2021, our share of earnings from PSB contributed $25.5 million and $24.2 million, respectively, to Core FFO.
On April 24, 2022, PSB entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby affiliates of Blackstone Real Estate ("Blackstone") will acquire all outstanding shares of PSB's common stock for $187.50 per share in cash. Subject to the terms and conditions set forth in the Merger Agreement, each share of PSB common stock and each common unit of partnership interest will be converted into the right to receive an amount in cash equal to $187.50, without interest. If the transaction is consummated, we expect to (i) receive approximately $2.7 billion of cash proceeds in exchange for the approximate 41% common equity interest we hold in PSB, (ii) recognize an approximate $2.2 billion gain on the sale of our equity investment in PSB in the Consolidated Statement of Income, and (iii) distribute a $2.3 billion estimated tax gain on the sale to our common shareholders. The merger transaction is expected to close in the third quarter of 2022, however, the merger transaction is subject to customary closing conditions, including approval by PSB’s common stockholders. Pursuant to a support agreement entered into with PSB and Blackstone, we have committed to vote our equity interests in favor of the transaction, subject to certain conditions.
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
At March 31, 2022, Shurgard owned 254 self-storage facilities with approximately 14 million net rentable square feet. Shurgard pays us license fees for use of the Shurgard® trademark, as described in more detail in Note 4 to our March 31, 2022 consolidated financial statements.
Shurgard’s public filings and publicly reported information, including discussion of the factors that affect its earnings, can be obtained on its website, https://corporate.shurgard.eu and on the website of the Luxembourg Stock

Exchange, http://www.bourse.lu. Information on these websites is not incorporated by reference herein and is not a part of this Quarterly Report on Form 10-Q.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.111 U.S. Dollars per Euro at March 31, 2022 (1.134 at December 31, 2021), and average exchange rates of 1.122 and 1.205 for the three months ended March 31, 2022 and 2021, respectively.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)

Share-based compensation expense	$8,798	$7,680	$1,118
Development and acquisition costs	2,840	1,807	1,033
Tax compliance costs and taxes paid	2,734	1,609	1,125
Legal costs	240	1,143	(903)
Corporate management costs	5,846	4,176	1,670
Other costs	2,611	3,159	(548)
Total	$23,069	$19,574	$3,495
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
Share-based compensation expense classified as general and administrative expense increased $1.1 million in the three months ended March 31, 2022 as compared to the same period in 2021 due primarily to accelerated compensation expense recognized for awards granted to corporate management personnel who are eligible for immediate vesting of their outstanding awards upon retirement.
Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $4.3 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.
Interest and other income: Interest and other income is comprised of the revenue and cost associated with our commercial operations, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. For the three months ended March 31, 2022 and 2021, we recognized $3.4 million and $2.9 million interest and other income, respectively. Amounts attributable to commercial operations was $2.1 million and $2.0 million in the three months ended March 31, 2022 and 2021, respectively. Excluding the aforementioned amounts attributable to our commercial operations, interest and other income increased $0.4 million from the three months ended March 31, 2021 to the same period in 2022.
Interest expense: For the three months ended March 31, 2022 and 2021, we incurred $34.3 million and $16.2 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $1.2 million and $0.9 million during each of the three months ended March 31, 2022 and 2021, respectively, associated with our development activities. The increase of interest expense in the three months ended March 31, 2022 as compared to the same period in 2021 is due to our issuances of debt. At March 31, 2022, we had $7.4 billion of notes payable outstanding, with a weighted average interest rate of approximately 1.8%.

Foreign Currency Exchange Gain: For the three months ended March 31, 2022 and 2021, we recorded foreign currency gains of $35.4 million and $45.4 million, respectively, representing the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.111 U.S. Dollars per Euro at March 31, 2022, 1.134 at December 31, 2021, 1.173 at March 31, 2021 and 1.226 at December 31, 2020. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on Sale of Real Estate: In the three months ended March 31, 2021, we recorded gains on sale of real estate totaling $9.4 million (none in the three months ended March 31, 2022), in connection with the complete sale of a real estate facility pursuant to eminent domain proceeding in Saint Louis, Missouri.
Liquidity and Capital Resources
Overview

As of March 31, 2022, our expected material cash requirements for the next twelve months and thereafter comprised (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these cash requirements through operating cash flow and opportunistic debt and equity financing.
Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures. Our annual operating retained cash flow increased from $200 million to $300 million per year in recent years to approximately $700 million in 2021. We anticipate retained operating cash flow over the next twelve months will be similar to 2021.
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
We have a $500.0 million revolving line of credit which we are able to use as temporary “bridge” financing until we are able to raise longer term capital. As of March 31, 2022 and May 3, 2022, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $21.2 million of outstanding letters of credit which limits our borrowing capacity to $478.8 million. Our line of credit matures on April 19, 2024.
We believe that we have significant financial flexibility to adapt to changing conditions and opportunities and we have significant access to sources of capital including debt and preferred equity. Based upon our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions were to change significantly in the long run, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.

We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.
Our expected capital resources include: (i) $940.5 million of cash as of March 31, 2022 and (ii) approximately $700.0 million of expected retained operating cash flow over the next twelve months. In addition, upon the consummation of the PSB merger, which PSB has announced is expected to close in the third quarter of 2022, we expect to receive approximately $2.7 billion of cash proceeds. The transaction will generate a tax gain of approximately $2.3 billion which, in order to satisfy our REIT qualification distribution requirements, we expect to distribute to our shareholders.
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
Required Debt Repayments: As of March 31, 2022, the principal outstanding on our debt totaled approximately $7.5 billion, consisting of $23.0 million of secured notes payable, $1.7 billion of Euro-denominated unsecured notes payable and $5.8 billion of U.S. Dollar denominated unsecured notes payable. Approximate principal maturities and interest payments are as follows (amounts in thousands):

Remainder of 2022	$595,837
2023	136,252
2024	924,590
2025	377,965
2026	1,251,728
Thereafter	4,987,294
$8,273,666
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
Capital expenditures totaled $91.3 million in the first three months of 2022 and are expected to approximate $300 million for the year ending December 31, 2022. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $42 million in the first three months of 2022 and expect to spend $180 million in 2022 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which approximated $15 million for the three months ended March 31, 2022 and we expect to spend $30 million in 2022.
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
On April 28, 2022, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of June 2022. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our Preferred Shares outstanding at March 31, 2022 is approximately $194.7 million per year.
As discussed above, in connection with the PSB merger transaction, we expect to distribute approximately $2.3 billion of taxable gain associated with the transaction to our common shareholders.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to March 31, 2022, we acquired or were under contract to acquire eleven self-storage facilities for a total purchase price of $147.2 million. Five of these properties are under construction and expected to close as they are completed in the remainder of 2022 and the first quarter of 2023.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of March 31, 2022, we had development and expansion projects at a total cost of approximately $833.8 million. Costs incurred through March 31, 2022 were $337.6 million, with the remaining cost to complete of $496.2 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of May 3, 2022, we have no series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice. See Note 9 to our March 31, 2022 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2022, we did not repurchase any of our common shares. From the inception of the repurchase program through May 3, 2022, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $7.4 billion at March 31, 2022.
The fair value of our debt at March 31, 2022 is approximately $7.1 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 1.8% at March 31, 2022. See Note 7 to our March 31, 2022 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

Debt	$502,246	$19,219	$811,272	$269,124	$1,150,138	$4,734,966	$7,486,965
We have foreign currency exposure at March 31, 2022 related to (i) our investment in Shurgard, with a book value of $313.3 million, and a fair value of $2.0 billion based upon the closing price of Shurgard’s stock on March 31, 2022, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2021, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
In addition, in considering the forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through May 3, 2022, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2022. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
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

10.1*	Form of 2021 Plan Employee Stock Unit Agreement. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 3, 2022
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Chief Financial Officer (principal financial officer)