Form 10-Q
period 2022-06-30
Public Storage
filed 2022-08-04
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 1, 2022:
Common Shares of beneficial interest, $0.10 par value per share – 175,541,870 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and equivalents	$1,013,886	$734,599
Real estate facilities, at cost:
Land	5,175,744	5,134,060
Buildings	18,139,804	17,673,773
	23,315,548	22,807,833
Accumulated depreciation	(8,150,113)	(7,773,308)
	15,165,435	15,034,525
Construction in process	380,060	272,471
	15,545,495	15,306,996

Investments in unconsolidated real estate entities	845,894	828,763
Goodwill and other intangible assets, net	249,744	302,894
Other assets	207,832	207,656
Total assets	$17,862,851	$17,380,908

LIABILITIES AND EQUITY

Notes payable	$7,340,904	$7,475,279
Accrued and other liabilities	473,599	482,091
Total liabilities	7,814,503	7,957,370

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	—	68,249

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (164,000 at December 31, 2021) at liquidation preference	4,350,000	4,100,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,239,263 shares issued and outstanding (175,134,455 shares at December 31, 2021)	17,524	17,513
Paid-in capital	5,848,632	5,821,667
Accumulated deficit	(182,213)	(550,416)
Accumulated other comprehensive loss	(79,217)	(53,587)
Total Public Storage shareholders’ equity	9,954,726	9,335,177
Noncontrolling interests	93,622	20,112
Total equity	10,048,348	9,355,289
Total liabilities, redeemable noncontrolling interests and equity	$17,862,851	$17,380,908

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Self-storage facilities	$973,286	$776,993	$1,890,301	$1,493,340
Ancillary operations	58,759	52,322	115,189	103,237
	1,032,045	829,315	2,005,490	1,596,577

Expenses:
Self-storage cost of operations	237,989	202,595	483,483	414,700
Ancillary cost of operations	17,210	15,991	32,725	32,309
Depreciation and amortization	218,708	172,728	440,836	319,587
General and administrative	28,831	27,740	51,900	47,314
Interest expense	32,941	21,994	66,065	37,244
	535,679	441,048	1,075,009	851,154

Other increases (decreases) to net income:
Interest and other income	10,279	3,113	13,658	5,965
Equity in earnings of unconsolidated real estate entities	48,525	29,066	91,949	48,522
Foreign currency exchange gain (loss)	101,723	(12,707)	137,100	32,678
Gain on sale of real estate	—	3,991	—	13,404
Net income	656,893	411,730	1,173,188	845,992
Allocation to noncontrolling interests	(3,043)	(1,304)	(5,395)	(2,530)
Net income allocable to Public Storage shareholders	653,850	410,426	1,167,793	843,462
Allocation of net income to:
Preferred shareholders	(48,673)	(46,183)	(97,038)	(92,263)
Preferred shareholders - redemptions	—	(16,989)	—	(16,989)
Restricted share units	(1,796)	(1,005)	(3,250)	(2,151)
Net income allocable to common shareholders	$603,381	$346,249	$1,067,505	$732,059
Net income per common share:
Basic	$3.44	$1.98	$6.09	$4.19
Diluted	$3.42	$1.97	$6.05	$4.18

Basic weighted average common shares outstanding	175,229	174,824	175,200	174,718
Diluted weighted average common shares outstanding	176,312	175,547	176,325	175,194

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$656,893	$411,730	$1,173,188	$845,992
Foreign currency exchange (loss) gain on investment in Shurgard	(18,835)	3,259	(25,630)	(2,681)
Total comprehensive income	638,058	414,989	1,147,558	843,311
Allocation to noncontrolling interests	(3,043)	(1,304)	(5,395)	(2,530)
Comprehensive income allocable to Public Storage shareholders	$635,015	$413,685	$1,142,163	$840,781

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended June 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at March 31, 2022	$4,350,000	$17,521	$5,827,674	$(436,101)	$(60,382)	$9,698,712	$20,549	$9,719,261	$83,826
Issuance of common shares in connection with share-based compensation (26,824 shares)	—	3	3,450	—	—	3,453	—	3,453	—
Taxes withheld upon net share settlement of restricted share units	—	—	(1,636)	—	—	(1,636)	—	(1,636)	—
Share-based compensation expense	—	—	19,144	—	—	19,144	—	19,144	—
Contributions by noncontrolling interests	—	—	—	—	—	—	5,346	5,346	—
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	656,893	—	656,893	—	656,893	—
Net income allocated to noncontrolling interests	—	—	—	(3,043)	—	(3,043)	3,043	—	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,673)	—	(48,673)	—	(48,673)	—
Noncontrolling interests	—	—	—	—	—	—	(19,142)	(19,142)	—
Common shareholders and restricted share unitholders ($2.00 per share) (Note 9)	—	—	—	(351,289)	—	(351,289)	—	(351,289)	—
Other comprehensive loss	—	—	—	—	(18,835)	(18,835)	—	(18,835)	—
Balances at June 30, 2022	$4,350,000	$17,524	$5,848,632	$(182,213)	$(79,217)	$9,954,726	$93,622	$10,048,348	$—
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended June 30, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at March 31, 2021	$3,792,500	$17,465	$5,715,254	$(877,931)	$(49,341)	$8,597,947	$19,368	$8,617,315	$—
Issuance of 24,150 preferred shares	603,750	—	(17,412)	—	—	586,338	—	586,338	—
Redemption and shares called for redemption of 21,000 preferred shares	(525,000)	—	—	—	—	(525,000)	—	(525,000)	—
Issuance of common shares in connection with share-based compensation (213,433 shares)	—	21	42,874	—	—	42,895	—	42,895	—
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	23,956	—	—	23,956	—	23,956	—
Contributions by noncontrolling interests	—	—	—	—	—	—	385	385	—
Net income	—	—	—	411,730	—	411,730	—	411,730	—
Net income allocated to noncontrolling interests	—	—	—	(1,304)	—	(1,304)	1,304	—	—
Distributions to:
Preferred shareholders	—	—	—	(46,183)	—	(46,183)	—	(46,183)	—
Noncontrolling interests	—	—	—	—	—	—	(1,538)	(1,538)	—
Common shareholders and restricted share unitholders ($2.00 per share)	—	—	—	(350,054)	—	(350,054)	—	(350,054)	—
Other comprehensive income	—	—	—	—	3,259	3,259	—	3,259	—
Balances at June 30, 2021	$3,871,250	$17,486	$5,764,672	$(863,742)	$(46,082)	$8,743,584	$19,519	$8,763,103	$—
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Six Months Ended June 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares (Note 9)	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (104,808 shares) (Note 11)	—	11	11,549	—	—	11,560	—	11,560	—
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(12,210)	—	—	(12,210)	—	(12,210)	—
Share-based compensation expense (Note 11)	—	—	34,794	—	—	34,794	—	34,794	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,137	6,137	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests							83,826	83,826	(83,826)
Net income	—	—	—	1,173,188	—	1,173,188	—	1,173,188	—
Net income allocated to noncontrolling interests	—	—	—	(5,395)	—	(5,395)	4,735	(660)	660
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(97,038)	—	(97,038)	—	(97,038)	—
Noncontrolling interests	—	—	—	—	—	—	(21,188)	(21,188)	(509)
Common shareholders and restricted share unitholders ($4.00 per share) (Note 9)	—	—	—	(702,552)	—	(702,552)	—	(702,552)	—
Other comprehensive loss	—	—	—	—	(25,630)	(25,630)	—	(25,630)	—
Balances at June 30, 2022	$4,350,000	$17,524	$5,848,632	$(182,213)	$(79,217)	$9,954,726	$93,622	$10,048,348	$—
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Six Months Ended June 30, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899	$—
Issuance of 24,150 preferred shares	603,750	—	(17,412)	—	—	586,338	—	586,338	—
Redemption and shares called for redemption of 21,000 preferred shares	(525,000)	—	—	—	—	(525,000)	—	(525,000)	—
Issuance of common shares in connection with share-based compensation (282,695 shares)	—	28	47,570	—	—	47,598	—	47,598	—
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	27,445	—	—	27,445	—	27,445	—
Acquisition of noncontrolling interests	—	—	(32)	—	—	(32)	(1)	(33)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	1,765	1,765	—
Net income	—	—	—	845,992	—	845,992	—	845,992	—
Net income allocated to noncontrolling interests	—	—	—	(2,530)	—	(2,530)	2,530	—	—
Distributions to:
Preferred shareholders	—	—	—	(92,263)	—	(92,263)	—	(92,263)	—
Noncontrolling interests	—	—	—	—	—	—	(2,807)	(2,807)	—
Common shareholders and restricted share unitholders ($4.00 per share)	—	—	—	(700,150)	—	(700,150)	—	(700,150)	—
Other comprehensive loss	—	—	—	—	(2,681)	(2,681)	—	(2,681)	—
Balances at June 30, 2021	$3,871,250	$17,486	$5,764,672	$(863,742)	$(46,082)	$8,743,584	$19,519	$8,763,103	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,173,188	$845,992
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	—	(13,404)
Depreciation and amortization	440,836	319,587
Equity in earnings of unconsolidated real estate entities	(91,949)	(48,522)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	46,593	43,747
Unrealized foreign currency exchange gain	(136,818)	(32,678)
Share-based compensation expense	30,856	32,672
Other	(8,933)	(16,939)
Total adjustments	280,585	284,463
Net cash flows from operating activities	1,453,773	1,130,455
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(212,473)	(90,644)
Development and expansion of real estate facilities	(156,463)	(135,180)
Acquisition of real estate facilities and intangible assets	(231,417)	(2,518,358)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	4,537	8,765
Proceeds from sale of real estate investments	—	15,713
Net cash flows used in investing activities	(595,816)	(2,719,704)
Cash flows from financing activities:
Repayments on notes payable	(472)	(1,053)
Issuance of notes payable, net of issuance costs	—	2,482,529
Issuance of preferred shares	242,832	586,338
Issuance of common shares in connection with share-based compensation	11,492	47,598
Redemption of preferred shares	—	(500,000)
Taxes paid upon net share settlement of restricted share units	(12,210)	(9,013)
Acquisition of noncontrolling interests	—	(33)
Contributions by noncontrolling interests	1,698	1,765
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(799,502)	(792,413)
Distributions paid to noncontrolling interests	(21,697)	(2,807)
Net cash flows (used in) from financing activities	(577,859)	1,812,911
Net cash flows from operating, investing, and financing activities	280,098	223,662
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	—	173
Increase in cash and equivalents, including restricted cash	$280,098	$223,835
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$734,599	$257,560
Restricted cash included in other assets	26,691	25,040
	$761,290	$282,600

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$1,013,886	$480,810
Restricted cash included in other assets	27,502	25,625
	$1,041,388	$506,435

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(15,796)	$(13,728)
Construction or expansion of real estate facilities	(48,682)	(41,345)

Real estate acquired in exchange for noncontrolling interests	(19,865)	—

Preferred shares called for redemption and reclassified to liabilities	—	325,000

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
At June 30, 2022, we had direct and indirect equity interests in 2,807 self-storage facilities (with approximately 200.1 million net rentable square feet) located in 39 states in the United States (“U.S.”) operating under the Public Storage® name, and 0.9 million net rentable square feet of commercial and retail space.
At June 30, 2022, we owned a 35% common equity interest in Shurgard Self Storage SA (“Shurgard”), a public company traded on Euronext Brussels under the “SHUR” symbol, which owned 256 self-storage facilities (with approximately 14 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. We also owned a 41% common equity interest in PS Business Parks, Inc. (“PSB”), a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owned 27 million net rentable square feet of commercial properties, primarily multi-tenant industrial, flex, and office space, located in six states.
Refer to Note 15. Subsequent Events for information regarding PSB’s closed merger transaction with affiliates of Blackstone Real Estate ("Blackstone") on July 20, 2022, which resulted in the sale of our 41% common equity interest in PSB in its entirety.
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2022 is as follows:

Six Months Ended June 30, 2022
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$22,807,833
Capital expenditures to maintain real estate facilities	205,558
Acquisitions	246,274
Dispositions	(383)
Developed or expanded facilities opened for operation	56,266
Ending balance	23,315,548
Accumulated depreciation:
Beginning balance	(7,773,308)
Depreciation expense	(376,986)
Dispositions	181
Ending balance	(8,150,113)
Construction in process:
Beginning balance	272,471
Costs incurred to develop and expand real estate facilities	163,855
Developed or expanded facilities opened for operation	(56,266)
Ending balance	380,060
Total real estate facilities at June 30, 2022	$15,545,495
During the six months ended June 30, 2022, we acquired 20 self-storage facilities (1.5 million net rentable square feet of storage space), for a total cost of $251.3 million, consisting $231.4 million in cash and $19.9 million in partnership units in our subsidiary. Approximately $5.0 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $56.3 million during the six months ended June 30, 2022, adding 0.4 million net rentable square feet of self-storage space. Construction in process at June 30, 2022 consists of projects to develop new self-storage facilities and expand existing self-storage facilities.
4.Investments in Unconsolidated Real Estate Entities
The following tables set forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2022	December 31, 2021

PSB	$563,041	$515,312
Shurgard	282,853	313,451
Total	$845,894	$828,763

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

PSB	$40,124	$20,908	$77,010	$35,384
Shurgard	8,401	8,158	14,939	13,138
Total	$48,525	$29,066	$91,949	$48,522

Investment in PSB
Throughout all periods presented, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing a 41% common equity interest as of June 30, 2022 (41% as of December 31, 2021). The limited partnership units were convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.
Based upon the closing price at June 30, 2022 ($187.15 per share of PSB common stock), the shares and units we owned had a market value of approximately $2.7 billion. During each of the six months ended June 30, 2022 and 2021, we received cash distributions from PSB totaling $30.4 million.
As of June 30, 2022, PSB was a publicly held entity traded on the New York Stock Exchange under the symbol “PSB”.
Refer to Note 15. Subsequent Events for information regarding PSB’s closed merger transaction with Blackstone on July 20, 2022, which resulted in the sale of our 41% common equity interest in PSB in its entirety.
Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing a 35% equity interest in Shurgard.
Based upon the closing price at June 30, 2022 (€44.45 per share of Shurgard common stock, at 1.045 exchange rate of US Dollars to the Euro), the shares we owned had a market value of approximately $1.5 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). We eliminated $0.6 million of intra-entity profits and losses for each of the six months ended June 30, 2022 and 2021, representing our equity share of the trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement. During the six months ended June 30, 2022 and 2021, we received cash dividends from Shurgard totaling $20.1 million and $21.5 million, respectively.
At June 30, 2022, our investment in Shurgard’s real estate assets included in investment in unconsolidated real estate entities exceeds our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $70.6 million ($74.7 million at December 31, 2021). This differential (the “Shurgard Basis Differential”) includes our cost basis adjustment in Shurgard’s real estate assets net of related deferred income taxes. The real estate assets basis differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $4.1 million and $4.4 million during the six months ended June 30, 2022 and 2021, respectively.
Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At June 30, 2022			At December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	195,114	(130,037)	65,077	198,180	(79,953)	118,227
Total goodwill and other intangible assets	$379,781	$(130,037)	$249,744	$382,847	$(79,953)	$302,894

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $24.3 million and $58.2 million for the three and six months ended June 30, 2022, respectively, and $19.6 million and $25.7 million in the same periods in 2021. During the six months ended June 30, 2022, intangibles increased $5.0 million, in connection with the acquisition of self-storage facilities (Note 3).
The estimated future amortization expense for our finite-lived intangible assets at June 30, 2022 is as follows (amounts in thousands):

Year	Amount
Remainder of 2022	$31,787
2023	25,857
Thereafter	7,433
Total	$65,077
6.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at June 30, 2022). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at June 30, 2022). At June 30, 2022 and August 4, 2022, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $18.5 million at June 30, 2022 ($21.2 million at December 31, 2021). The Credit Facility has various customary restrictive covenants, with which we were in compliance at June 30, 2022.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2022 and December 31, 2021 are set forth in the tables below:

			Amounts at June 30, 2022
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due September 15, 2022	2.370%	2.483%	$500,000	$(99)	$499,901	$499,889
Notes due April 23, 2024	SOFR+0.47%	0.679%	700,000	(1,276)	698,724	677,948
Notes due February 15, 2026	0.875%	1.030%	500,000	(2,692)	497,308	446,501
Notes due November 9, 2026	1.500%	1.640%	650,000	(3,792)	646,208	586,313
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,756)	497,244	473,901
Notes due May 1, 2028	1.850%	1.962%	650,000	(3,938)	646,062	563,957
Notes due November 9, 2028	1.950%	2.044%	550,000	(3,059)	546,941	475,398
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,102)	497,898	464,411
Notes due May 1, 2031	2.300%	2.419%	650,000	(6,040)	643,960	546,666
Notes due November 9, 2031	2.250%	2.322%	550,000	(3,309)	546,691	455,568
			5,750,000	(29,063)	5,720,937	5,190,552

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	104,503	—	104,503	102,948
Notes due November 3, 2025	2.175%	2.175%	252,911	—	252,911	249,888
Notes due September 9, 2030	0.500%	0.640%	731,521	(9,169)	722,352	574,244
Notes due January 24, 2032	0.875%	0.978%	522,515	(5,126)	517,389	407,562
			1,611,450	(14,295)	1,597,155	1,334,642

Mortgage Debt, secured by 11 real estate facilities with a net book value of $65.3 million	3.876%	3.895%	22,812	—	22,812	23,066

			$7,384,262	$(43,358)	$7,340,904	$6,548,260

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
U.S. Dollar Denominated Unsecured Notes
The U.S. Dollar Denominated Unsecured Notes have various financial covenants, with which we were in compliance at June 30, 2022. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 15% at June 30, 2022) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 26x for the twelve months ended June 30, 2022) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $102.9 million and $138.2 million for the three and six months ended June 30, 2022, respectively, as compared to losses of $12.7 million and gains of $32.7 million for the three and six months ended June 30, 2021, respectively).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At June 30, 2022, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.2% and 7.1%, and mature between November 1, 2022 and July 1, 2030.
At June 30, 2022, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2022	$500,000	$2,011	$502,011
2023	—	19,219	19,219
2024	804,503	124	804,627
2025	252,911	131	253,042
2026	1,150,000	138	1,150,138
Thereafter	4,654,036	1,189	4,655,225
	$7,361,450	$22,812	$7,384,262
Weighted average effective rate	1.8%	3.9%	1.9%
Cash paid for interest totaled $66.0 million and $32.3 million for the six months ended June 30, 2022 and 2021, respectively. Interest capitalized as real estate totaled $2.6 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.
8.Noncontrolling Interests
We have noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At June 30, 2022, certain of these subsidiaries have issued 498,107 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. These include a total of 54,137 partnership units of $19.9 million issued to third-parties in connection with our acquisition of self-storage properties in the six months ended June 30, 2022.
At March 31, 2022, we had 254,833 partnership units of $83.8 million classified as redeemable noncontrolling interests outside of total equity in our consolidated balance sheets, because the unitholders of these partnership units had the right to require redemption of their partnership units in cash if common shares of the Company were not publicly listed. In the second quarter of 2022, the related partnership agreements were amended with such cash redemption feature removed from these partnership units. We therefore reclassified $83.8 million from redeemable noncontrolling interests to noncontrolling interests in total equity during the three months ended June 30, 2022.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

9.Shareholders’ Equity

Preferred Shares
At June 30, 2022 and December 31, 2021, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2022		At December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	—	—
Total Preferred Shares			174,000	$4,350,000	164,000	$4,100,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At June 30, 2022, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Dividends
Common share dividends paid, including amounts paid to our restricted share unitholders, totaled $351.3 million ($2.00 per share) and $350.1 million ($2.00 per share) for the three months ended June 30, 2022 and 2021, respectively, and $702.5 million ($4.00 per share) and $700.2 million ($4.00 per share) for the six months ended June 30, 2022 and 2021, respectively. Preferred share dividends paid totaled $48.7 million and $46.2 million for the three months ended June 30, 2022 and 2021, respectively, and $97.0 million and $92.3 million for the six months ended June 30, 2022 and 2021, respectively.
10.Related Party Transactions
At June 30, 2022, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson's adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
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
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $1.1 million and $2.1 million share-based compensation cost was capitalized as real estate facilities for the three and six months ended June 30, 2022, respectively, as compared to $1.1 million and $2.2 million for the same periods of 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)

Self-storage cost of operations	$4,673	$5,401	$9,537	$11,766
Ancillary cost of operations	221	393	487	779
General and administrative	12,034	12,864	20,832	20,544
Total	$16,928	$18,658	$30,856	$33,089

Included in share-based compensation is $5.3 million and $9.5 million during the three and six months ended June 30, 2022, respectively, as compared to $7.2 million and $11.0 million for the same periods in 2021, of retirement acceleration as discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of June 30, 2022, there was $111.3 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Stock Options
We have service-based, performance-based and market-based stock options outstanding, which generally vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of our common shares on the grant date. New shares are issued for options exercised. Employees cannot require the Company to settle their award in cash.
During the six months ended June 30, 2022, 142,683 stock options were granted, 54,466 options were exercised, and no options were forfeited. In addition, we expect an incremental 61,250 stock options to be paid out based on the estimated achievement of performance targets on our multi-year performance-based stock options granted during the six months ended June 30, 2021. A total of 3,189,418 stock options were outstanding at June 30, 2022 (3,039,951 at December 31, 2021).
During the six months ended June 30, 2022, we granted 65,000 stock options in connection with non-management trustee compensation. For the remaining 77,683 stock options granted during the six months ended June 30, 2022, vesting is dependent upon meeting certain market conditions over the three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
For the three and six months ended June 30, 2022, we incurred share-based compensation cost for outstanding stock options of $7.7 million and $11.6 million, respectively, as compared to $10.6 million and $15.0 million for the same periods in 2021.
Restricted Share Units
We have service-based, performance-based and market-based RSUs outstanding, which generally vest over 5 to 8 years from the grant date. Upon vesting, the grantee receives new common shares equal to the number of vested RSUs, less common shares withheld to satisfy the grantee’s statutory tax liabilities arising from the vesting. During the six months ended June 30, 2022, 26,579 RSUs were granted, 13,552 RSUs were forfeited and 69,515 RSUs vested. The vesting resulted in the issuance of 50,147 common shares. A total of 514,334 RSUs were outstanding at June 30, 2022 (570,822 at December 31, 2021).
Included in the RSUs granted during the six months ended June 30, 2022 are 21,985 RSUs where vesting is dependent upon meeting certain market conditions over a three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of the specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
Also included in the RSUs granted during the six months ended June 30, 2022 are 4,594 service-based RSUs.
For the three and six months ended June 30, 2022, we incurred share-based compensation cost for RSUs of $10.1 million and $20.9 million, respectively, as compared to $8.8 million and $19.8 million for the same periods in 2021.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, shares of unrestricted common stock, or fully-vested DSUs to be settled at a specified future date. Shares of unrestricted stock and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the six months ended June 30, 2022, we granted 1,095 DSUs and 195 shares of unrestricted common stock.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Potentially dilutive stock options representing 142,683 shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$603,381	$346,249	$1,067,505	$732,059

Denominator for basic net income per share - weighted average common shares outstanding	175,229	174,824	175,200	174,718
Net effect of dilutive stock options - based on treasury stock method	1,083	723	1,125	476
Denominator for dilutive net income per share - weighted average common shares outstanding	176,312	175,547	176,325	175,194

Net income per common share:
Basic	$3.44	$1.98	$6.09	$4.19
Dilutive	$3.42	$1.97	$6.05	$4.18

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$973,286	$776,993	$1,890,301	$1,493,340
Cost of operations	(237,989)	(202,595)	(483,483)	(414,700)
Net operating income	735,297	574,398	1,406,818	1,078,640
Depreciation and amortization	(218,708)	(172,728)	(440,836)	(319,587)
Net income	516,589	401,670	965,982	759,053

Ancillary Operations
Revenue	58,759	52,322	115,189	103,237
Cost of operations	(17,210)	(15,991)	(32,725)	(32,309)
Net operating income	41,549	36,331	82,464	70,928

Total net income allocated to segments	558,138	438,001	1,048,446	829,981

Other items not allocated to segments:
General and administrative	(28,831)	(27,740)	(51,900)	(47,314)
Interest and other income	10,279	3,113	13,658	5,965
Interest expense	(32,941)	(21,994)	(66,065)	(37,244)
Equity in earnings of unconsolidated real estate entities	48,525	29,066	91,949	48,522
Foreign currency exchange gain (loss)	101,723	(12,707)	137,100	32,678
Gain on sale of real estate	—	3,991	—	13,404
Net income	$656,893	$411,730	$1,173,188	$845,992

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in several states. Customers participate in the program at their option. At June 30, 2022, there were approximately 1.2 million certificates held by our self-storage customers, representing aggregate coverage of approximately $5.5 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $267.5 million at June 30, 2022. We expect to pay approximately $155.7 million in the remainder of 2022, $106.1 million in 2023 and $5.7 million in 2024 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $64.9 million at June 30, 2022. We expect to pay approximately $1.4 million in the remainder of 2022, $3.1 million in each of 2023, 2024 and 2025, $3.0 million in 2026 and $51.2 million thereafter for these commitments.
15.    Subsequent Events
Subsequent to June 30, 2022, we acquired or were under contract to acquire 24 self-storage facilities across ten states with 1.7 million net rentable square feet, for $257.4 million. Additionally, on July 8, 2022, we acquired the commercial interests of PSB at three sites, totaling five properties, jointly occupied with our self-storage facilities located in Maryland and Virginia, for $47.0 million.
On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB's common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a $2.1 billion gain on the sale of our equity investment in PSB in the Consolidated Statement of Income for the third quarter of 2022.
In connection with the sale of our equity investment in PSB, on July 22, 2022, our Board of Trustees declared a special cash dividend of $13.15 per common share. The special dividend is payable on August 4, 2022 to shareholders of record as of August 1, 2022.
On July 26, 2022, the Company called for redemption on August 15, 2022 its 2.370% Senior Notes, with an aggregate outstanding principal amount of $500.0 million, due September 15, 2022.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2022 outlook and all underlying assumptions, our expected acquisition, disposition, development and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management. All statements in this document, other than statements of historical fact, are forward-looking statements that may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to those factors and risks described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022 and in our other filings with the SEC including. These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from the COVID-19 pandemic, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from inflation, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, and security breaches, including ransomware, or a failure of our networks, systems or technology.
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
During the six months ended June 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three and six months ended June 30, 2022, revenues generated by our Same Store Facilities increased by 15.9% ($108.4 million) and 15.9% ($210.5 million), respectively, as compared to the same periods in 2021, while Same Store cost of operations increased by 7.6% ($12.7 million) and 5.5% ($19.2 million), respectively. Demand and operating trends remained strong, leading to increases in our self-storage rental rates while maintaining high levels of occupancy.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2020, we acquired a total of 314 facilities with 28.4 million net rentable square feet for $6.2 billion. In our non-same store portfolio, we also have developed and expanded self-storage facilities of 16.9 million net rentable square feet for a total cost of $1.4 billion. During the three and six months ended June 30, 2022, net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 121.5% ($59.9 million) and 165.1% ($127.8 million), respectively, as compared to the same periods in 2021.

We have experienced recent inflationary impacts on our cost of operations, including labor, utilities and repairs and maintenance, and costs of development and expansion activities, and we may continue to experience such impacts in the future. We have implemented various initiatives to manage the adverse impacts, such as enhancements in operational processes and investments in technology to reduce payroll hours, achievement of economies of scale from recent acquisitions with supervisory payroll allocated over a broader number of self-storage facilities, and investments in solar power and LED lights to lower utility usage.

Our strong financial profile continues to enable effective access to capital markets in order to support our growth. During the six months ended June 30, 2022, we raised $250 million in a public offering of our preferred shares.

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

On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB's common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a $2.1 billion gain on the sale of our equity investment in PSB in the Consolidated Statement of Income for the third quarter of 2022.

In connection with the sale of our equity investment in PSB, on July 22, 2022, our Board of Trustees declared a special cash dividend of $13.15 per common share. The special dividend is payable on August 4, 2022 to shareholders of record as of August 1, 2022.

Results of Operations

Operating Results for the Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, net income allocable to our common shareholders was $603.4 million or $3.42 per diluted common share, compared to $346.2 million or $1.97 per diluted common share in 2021, representing an increase of $257.2 million or $1.45 per diluted common share. The increase is due primarily to (i) a $160.9 million increase in self-storage net operating income, (ii) a $114.4 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable, (iii) a $21.1 million increase in our equity share of gains on sale of real estate recorded by our unconsolidated real estate entities, and (iv) a $17.0 million decrease in allocations to preferred shareholders with respect to redemption of preferred shares, partially offset by (v) a $46.0 million increase in depreciation and amortization expense and (vi) a $10.9 million increase in interest expense.

The $160.9 million increase in self-storage net operating income in the three months ended June 30, 2022 as compared to the same period in 2021 is a result of a $95.7 million increase attributable to our Same Store Facilities and a $65.2 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 15.9% or $108.4 million in the three months ended June 30, 2022 as compared to 2021, due primarily to higher realized annual rent per available square foot. Cost of operations for the Same Store Facilities increased by 7.6% or $12.7 million in the three months ended June 30, 2022 as compared to 2021, due primarily to increased property tax expense, on-site property manager payroll expense, marketing expense, other direct property costs, and centralized management costs. The increase in net operating income of $65.2 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.
Operating Results for the Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, net income allocable to our common shareholders was $1,067.5 million or $6.05 per diluted common share, compared to $732.1 million or $4.18 per diluted common share in 2021, representing an increase of $335.4 million or $1.87 per diluted common share. The increase is due primarily to (i) a $328.2 million increase in self-storage net operating income, (ii) a $104.4 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable, (iii) a $44.7 million increase in our equity share of gains on sale of real estate recorded by our unconsolidated real estate entities, and (iv) a $17.0 million decrease in allocations to preferred shareholders with respect to redemption of preferred shares, partially offset by (v) a $121.2 million increase in depreciation and amortization expense and (vi) a $28.8 million increase in interest expense.

The $328.2 million increase in self-storage net operating income in the six months ended June 30, 2022 as compared to the same period in 2021 is a result of a $191.3 million increase attributable to our Same Store Facilities and a $136.9 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 15.9% or $210.5 million in the six months ended June 30, 2022 as compared to 2021, due primarily to higher realized annual rent per available square foot. Cost of operations for the Same Store Facilities increased by 5.5% or $19.2 million in the six months ended June 30, 2022 as compared to 2021, due primarily to increased property tax expense, on-site property manager payroll expense, other direct property costs, and centralized management costs. The increase in net operating income of $136.9 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.

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
For the three months ended June 30, 2022, FFO was $4.58 per diluted common share as compared to $2.99 per diluted common share for the same period in 2021, representing an increase of 53.2%, or $1.59 per diluted common share.
For the six months ended June 30, 2022, FFO was $8.41 per diluted common share as compared to $6.07 per diluted common share for the same period in 2021, representing an increase of 38.6%, or $2.34 per diluted common share.
We also present “Core FFO” and “Core FFO per share,” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, unrealized gain on private equity investments and our equity share of merger transaction costs, severance of a senior executive, and casualties from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$603,381	$346,249	74.3%	$1,067,505	$732,059	45.8%
Eliminate items excluded from FFO:
Depreciation and amortization	217,373	171,738		438,168	317,607
Depreciation from unconsolidated real estate investments	17,566	17,343		34,386	35,276
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,533)	(1,124)		(3,190)	(2,095)
Gains on sale of real estate investments, including our equity share from investments	(29,306)	(9,197)		(53,184)	(18,584)
FFO allocable to common shares	$807,481	$525,009	53.8%	$1,483,685	$1,064,263	39.4%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(101,723)	12,707		(137,100)	(32,678)
Preferred share redemption charge	—	16,989		—	16,989
Other items	(1,781)	(2,194)		766	(2,543)
Core FFO allocable to common shares	$703,977	$552,511	27.4%	$1,347,351	$1,046,031	28.8%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted Earnings per share	$3.42	$1.97	73.6%	$6.05	$4.18	44.7%
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.32	1.07		2.66	2.00
Gains on sale of real estate investments, including our equity share from investments	(0.16)	(0.05)		(0.30)	(0.11)
FFO per share	$4.58	$2.99	53.2%	$8.41	$6.07	38.6%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(0.58)	0.07		(0.78)	(0.19)
Preferred share redemption charge	—	0.10		—	0.10
Other items	(0.01)	(0.01)		0.01	(0.01)
Core FFO per share	$3.99	$3.15	26.7%	$7.64	$5.97	28.0%

Diluted weighted average common shares	176,312	175,547		176,325	175,194

Analysis of Net Income - Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,282 facilities that we have owned and operated on a stabilized basis since January 1, 2020 (the “Same Store Facilities”), (ii) 314 facilities we acquired since January 1, 2020 (the “Acquired Facilities”), (iii) 145 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2022 (the “Newly Developed and Expanded Facilities”), and (iv) 66 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2020 (the “Other Non-same Store Facilities”). See Note 13 to our June 30, 2022 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$788,938	$680,542	15.9%	$1,538,208	$1,327,742	15.9%
Acquired Facilities	95,498	32,372	195.0%	181,869	43,495	318.1%
Newly Developed and Expanded Facilities	65,899	46,214	42.6%	125,975	87,691	43.7%
Other Non-Same Store Facilities	22,951	17,865	28.5%	44,249	34,412	28.6%
	973,286	776,993	25.3%	1,890,301	1,493,340	26.6%
Cost of operations:
Same Store Facilities	180,331	167,653	7.6%	368,260	349,072	5.5%
Acquired Facilities	32,860	11,961	174.7%	63,891	19,138	233.8%
Newly Developed and Expanded Facilities	19,304	17,300	11.6%	38,721	34,635	11.8%
Other Non-Same Store Facilities	5,494	5,681	(3.3)%	12,611	11,855	6.4%
	237,989	202,595	17.5%	483,483	414,700	16.6%
Net operating income (a):
Same Store Facilities	608,607	512,889	18.7%	1,169,948	978,670	19.5%
Acquired Facilities	62,638	20,411	206.9%	117,978	24,357	384.4%
Newly Developed and Expanded Facilities	46,595	28,914	61.2%	87,254	53,056	64.5%
Other Non-Same Store Facilities	17,457	12,184	43.3%	31,638	22,557	40.3%
Total net operating income	735,297	574,398	28.0%	1,406,818	1,078,640	30.4%

Depreciation and amortization expense:
Same Store Facilities	(116,780)	(111,481)	4.8%	(230,031)	(222,143)	3.6%
Acquired Facilities	(76,255)	(38,591)	97.6%	(160,720)	(50,064)	221.0%
Newly Developed and Expanded Facilities	(14,781)	(13,243)	11.6%	(29,409)	(28,512)	3.1%
Other Non-Same Store Facilities	(10,892)	(9,413)	15.7%	(20,676)	(18,868)	9.6%
Total depreciation and amortization expense	(218,708)	(172,728)	26.6%	(440,836)	(319,587)	37.9%

Net income (loss):
Same Store Facilities	491,827	401,408	22.5%	939,917	756,527	24.2%
Acquired Facilities	(13,617)	(18,180)	(25.1)%	(42,742)	(25,707)	66.3%
Newly Developed and Expanded Facilities	31,814	15,671	103.0%	57,845	24,544	135.7%
Other Non-Same Store Facilities	6,565	2,771	136.9%	10,962	3,689	197.2%
Total net income	$516,589	$401,670	28.6%	$965,982	$759,053	27.3%

Number of facilities at period end:
Same Store Facilities				2,282	2,282	—
Acquired Facilities				314	161	95.0%
Newly Developed and Expanded Facilities				145	140	3.6%
Other Non-Same Store Facilities				66	66	—
				2,807	2,649	6.0%
Net rentable square footage at period end:
Same Store Facilities				149,476	149,476	—
Acquired Facilities				28,400	13,223	114.8%
Newly Developed and Expanded Facilities				16,898	15,531	8.8%
Other Non-Same Store Facilities				5,309	5,280	0.5%
				200,083	183,510	9.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our June 30, 2022 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results of these 2,282 facilities (149.5 million net rentable square feet) that represent approximately 75% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2022. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,282 facilities)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$765,081	$661,345	15.7%	$1,490,514	$1,288,497	15.7%
Late charges and administrative fees	23,857	19,197	24.3%	47,694	39,245	21.5%
Total revenues	788,938	680,542	15.9%	1,538,208	1,327,742	15.9%

Direct cost of operations (a):
Property taxes	71,227	67,484	5.5%	141,231	134,266	5.2%
On-site property manager payroll	29,531	25,650	15.1%	60,231	54,394	10.7%
Repairs and maintenance	13,255	13,107	1.1%	28,745	26,128	10.0%
Utilities	10,143	9,379	8.1%	21,589	20,175	7.0%
Marketing	8,648	6,863	26.0%	19,888	21,473	(7.4)%
Other direct property costs	20,253	18,311	10.6%	40,319	36,675	9.9%
Total direct cost of operations	153,057	140,794	8.7%	312,003	293,111	6.4%
Direct net operating income (b)	635,881	539,748	17.8%	1,226,205	1,034,631	18.5%

Indirect cost of operations (a):
Supervisory payroll	(8,739)	(9,214)	(5.2)%	(18,306)	(19,544)	(6.3)%
Centralized management costs	(14,767)	(13,091)	12.8%	(30,324)	(26,328)	15.2%
Share-based compensation	(3,768)	(4,554)	(17.3)%	(7,627)	(10,089)	(24.4)%
Net operating income	608,607	512,889	18.7%	1,169,948	978,670	19.5%
Depreciation and amortization expense	(116,780)	(111,481)	4.8%	(230,031)	(222,143)	3.6%
Net income	$491,827	$401,408	22.5%	$939,917	$756,527	24.2%

Gross margin (before indirect costs, depreciation and amortization expense)	80.6%	79.3%	1.6%	79.7%	77.9%	2.3%

Gross margin (before depreciation and amortization expense)	77.1%	75.4%	2.3%	76.1%	73.7%	3.3%

Weighted average for the period:
Square foot occupancy	95.8%	97.0%	(1.2)%	95.7%	96.3%	(0.6)%

Realized annual rental income per (c):
Occupied square foot	$21.37	$18.23	17.2%	$20.83	$17.89	16.4%
Available square foot	$20.47	$17.69	15.7%	$19.94	$17.23	15.7%

At June 30:
Square foot occupancy				94.8%	96.5%	(1.8)%
Annual contract rent per occupied square foot (d)				$21.92	$18.67	17.4%

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
Revenues generated by our Same Store Facilities increased 15.9% in each of the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to a 17.2% and 16.4% increase in realized annual rent per occupied square foot for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.
Our growth in revenues, realized annual rent per occupied square foot, and REVPAF for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was evident in each of our markets. Our weighted average square foot occupancy remained strong across our markets for the three and six months ended June 30, 2022.
The increase of realized annual rent per occupied square foot in the three and six months ended June 30, 2022 as compared to the same periods in 2021 was due to rate increases to existing long-term tenants in substantially all of our markets in 2022 as compared to curtailed increases in certain markets in 2021, combined with a 12.3% and 14.0% increase in average rates per square foot charged to new tenants moving in during the three and six months ended June 30, 2022 as compared to the same periods in 2021, as a result of strong customer demand across all markets. At June 30, 2022, annual contract rent per occupied square foot was 17.4% higher as compared to June 30, 2021.
We experienced high occupancy levels throughout the first six months of 2022, although our average square foot occupancy levels decreased 1.2% and 0.6% on a year over year basis during the three and six months ended June 30, 2022, respectively. Year over year move-out volumes increased 9.4% and 7.2% and year over year move-in volumes increased 2.7% and decreased 1.2% in the three and six months ended June 30, 2022, respectively, leading to a lower square foot occupancy at June 30, 2022 of 94.8% as compared to 96.5% at June 30, 2021. In addition, during the quarter ended June 30, 2022, move-out volumes exceeded move-in volumes resulting in lower occupancy at June 30, 2022 compared to March 31, 2022.
Move-out volumes were partially impacted by rental rates increases to our existing tenants in the three and six months ended June 30, 2022 as compared to the same periods in 2021. However, move-out activity from tenants not receiving increases was also higher in 2022 compared to the same periods in 2021 but remains below pre-2020 levels. Average length of stay of our tenants increased in the three and six months ended June 30, 2022 as compared to the same periods in 2021, which supports our revenue growth by contributing to the number of tenants eligible for rental rate increases.
In order to attract more new tenants to replace those that vacated in the quarter ended June 30, 2022, we took a number of actions including increasing promotional discounting, moderating the year over year growth of rental rates to new customers and increasing marketing expense.
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
Late Charges and Administrative Fees
Late charges and administrative fees increased 24.3% and 21.5% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts compared to the same periods in 2021 and to a lesser extent (ii) higher administrative fees charged per move-in.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and six months ended June 30, 2022 and 2021. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$19.56	$17.41	12.3%	$18.37	$16.12	14.0%
Square footage	23,916	23,288	2.7%	47,283	47,850	(1.2)%
Contract rents gained from move-ins	$116,949	$101,361	15.4%	$434,294	$385,671	12.6%
Promotional discounts given	$9,665	$7,735	25.0%	$19,004	$24,312	(21.8)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.29	$16.92	19.9%	$19.84	$16.57	19.7%
Square footage	24,324	22,236	9.4%	47,253	44,085	7.2%
Contract rents lost from move-outs	$123,383	$94,058	31.2%	$468,750	$365,244	28.3%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 7.6% and 5.5% in the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increase during the three-month period is due primarily to increased property tax expense, on-site property manager payroll expense, marketing expense, other direct property costs and centralized management costs, while the increase during the six-month period is due primarily to increased property tax expense, on-site property manager payroll expense, other direct property costs and centralized management costs.
Property tax expense increased 5.5% and 5.2% in the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, as a result of higher recently assessed values.

On-site property manager payroll expense increased 15.1% and 10.7% in the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increase is primarily due to wage increases effective in late 2021 in response to competitive labor conditions experienced in most geographical markets, partially offset by a year-over-year decline in hours worked due to staffing reductions from revisions to other operational processes. We expect on-site property manager payroll expense to increase, to a lesser extent, in the remainder of 2022 as compared to 2021 due in part to continued competitive labor conditions.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 26.0% in the three months ended June 30, 2022 as compared to the same period in 2021 by a utilizing higher volume of online paid search programs to attract new tenants. Combined with the first quarter of 2022, marketing expense decreased by 7.4% on a year over year basis in the six months ended June 30, 2022.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 10.6% and 9.9% in the three and six months ended June 30, 2022, respectively, as compared to 2021. The increase was due primarily to an increase in credit card fees as result of a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, facilities management, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 12.8% and 15.2% in the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increase was due primarily to an increase in technology and data team costs that support property operations. We expect increases in centralized management costs in the remainder of 2022 due to continued investment in our technology and data platforms that support our property operations.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of June 30, 2022		Three Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	212	15.3	$31.88	$26.97	18.2%	97.2%	98.3%	(1.1)%	$30.98	$26.52	16.8%
San Francisco	128	7.8	31.22	27.74	12.5%	95.8%	97.7%	(1.9)%	29.91	27.11	10.3%
New York	90	6.4	29.99	26.91	11.4%	95.3%	96.9%	(1.7)%	28.59	26.08	9.6%
Miami	83	5.8	27.54	21.66	27.1%	96.6%	97.4%	(0.8)%	26.60	21.09	26.1%
Seattle-Tacoma	86	5.7	24.75	21.54	14.9%	95.3%	96.3%	(1.0)%	23.59	20.74	13.7%
Washington DC	90	5.5	25.09	22.16	13.2%	94.3%	96.4%	(2.2)%	23.67	21.36	10.8%
Dallas-Ft. Worth	106	7.0	17.02	14.33	18.8%	95.6%	96.8%	(1.2)%	16.26	13.88	17.1%
Atlanta	101	6.6	17.10	14.02	22.0%	95.2%	96.8%	(1.7)%	16.27	13.57	19.9%
Chicago	129	8.1	18.88	16.15	16.9%	95.3%	96.8%	(1.5)%	17.98	15.64	15.0%
Houston	95	6.8	15.58	13.24	17.7%	94.5%	95.1%	(0.6)%	14.72	12.59	16.9%
Orlando-Daytona	70	4.5	17.47	14.39	21.4%	96.8%	97.0%	(0.2)%	16.91	13.95	21.2%
Philadelphia	56	3.5	20.60	18.06	14.1%	95.8%	97.8%	(2.0)%	19.72	17.66	11.7%
West Palm Beach	37	2.6	25.03	20.59	21.6%	96.6%	97.2%	(0.6)%	24.19	20.02	20.8%
Tampa	51	3.4	18.53	15.02	23.4%	95.5%	96.5%	(1.0)%	17.70	14.50	22.1%
Charlotte	50	3.8	14.72	12.08	21.9%	95.8%	96.3%	(0.5)%	14.10	11.63	21.2%
All other markets	898	56.7	17.68	15.13	16.9%	95.8%	97.0%	(1.2)%	16.94	14.67	15.5%
Totals	2,282	149.5	$21.37	$18.23	17.2%	95.8%	97.0%	(1.2)%	$20.47	$17.69	15.7%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$120,804	$103,244	17.0%	$15,214	$13,767	10.5%	$2,733	$2,618	4.4%	$102,857	$86,859	18.4%
San Francisco	59,564	53,845	10.6%	8,364	7,847	6.6%	1,724	1,604	7.5%	49,476	44,394	11.4%
New York	47,217	42,970	9.9%	11,246	10,089	11.5%	1,339	1,309	2.3%	34,632	31,572	9.7%
Miami	39,968	31,745	25.9%	6,816	6,392	6.6%	1,005	1,009	(0.4)%	32,147	24,344	32.1%
Seattle-Tacoma	34,489	30,235	14.1%	5,612	5,408	3.8%	936	986	(5.1)%	27,941	23,841	17.2%
Washington DC	33,725	30,361	11.1%	6,744	6,511	3.6%	1,037	971	6.8%	25,944	22,879	13.4%
Dallas-Ft. Worth	29,424	25,063	17.4%	6,365	5,825	9.3%	1,131	1,167	(3.1)%	21,928	18,071	21.3%
Atlanta	28,272	23,539	20.1%	5,608	4,746	18.2%	1,171	1,245	(5.9)%	21,493	17,548	22.5%
Chicago	37,804	32,809	15.2%	14,004	11,767	19.0%	1,436	1,432	0.3%	22,364	19,610	14.0%
Houston	25,947	22,124	17.3%	7,262	6,966	4.2%	1,004	1,100	(8.7)%	17,681	14,058	25.8%
Orlando-Daytona	19,544	16,141	21.1%	3,646	3,321	9.8%	859	832	3.2%	15,039	11,988	25.5%
Philadelphia	18,072	16,121	12.1%	3,836	3,878	(1.1)%	675	657	2.7%	13,561	11,586	17.0%
West Palm Beach	16,415	13,557	21.1%	3,167	2,777	14.0%	474	498	(4.8)%	12,774	10,282	24.2%
Tampa	15,527	12,722	22.0%	3,114	2,788	11.7%	593	611	(2.9)%	11,820	9,323	26.8%
Charlotte	13,978	11,506	21.5%	2,271	2,071	9.7%	547	544	0.6%	11,160	8,891	25.5%
All other markets	248,188	214,560	15.7%	49,788	46,641	6.7%	10,610	10,276	3.3%	187,790	157,643	19.1%
Totals	$788,938	$680,542	15.9%	$153,057	$140,794	8.7%	$27,274	$26,859	1.5%	$608,607	$512,889	18.7%

Same Store Facilities Operating Trends by Market (Continued)

	As of June 30, 2022		Six Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	212	15.3	$30.66	$26.66	15.0%	97.5%	98.1%	(0.6)%	$29.88	$26.15	14.3%
San Francisco	128	7.8	30.55	27.35	11.7%	95.9%	97.6%	(1.7)%	29.31	26.70	9.8%
New York	90	6.4	29.47	26.65	10.6%	95.4%	96.4%	(1.0)%	28.13	25.70	9.5%
Miami	83	5.8	26.68	21.06	26.7%	96.7%	96.9%	(0.2)%	25.81	20.40	26.5%
Seattle-Tacoma	86	5.7	24.18	21.07	14.8%	95.1%	95.6%	(0.5)%	23.01	20.14	14.3%
Washington DC	90	5.5	24.61	21.76	13.1%	94.2%	95.8%	(1.7)%	23.18	20.84	11.2%
Dallas-Ft. Worth	106	7.0	16.60	13.96	18.9%	95.4%	95.8%	(0.4)%	15.84	13.37	18.5%
Atlanta	101	6.6	16.63	13.68	21.6%	95.0%	95.7%	(0.7)%	15.80	13.09	20.7%
Chicago	129	8.1	18.44	15.79	16.8%	94.9%	95.8%	(0.9)%	17.50	15.13	15.7%
Houston	95	6.8	15.23	12.96	17.5%	94.3%	94.3%	—%	14.36	12.22	17.5%
Orlando-Daytona	70	4.5	16.98	14.06	20.8%	96.5%	96.1%	0.4%	16.38	13.52	21.2%
Philadelphia	56	3.5	20.21	17.77	13.7%	95.9%	97.3%	(1.4)%	19.38	17.29	12.1%
West Palm Beach	37	2.6	24.34	19.93	22.1%	96.8%	96.8%	—%	23.56	19.29	22.1%
Tampa	51	3.4	18.07	14.57	24.0%	95.6%	96.1%	(0.5)%	17.28	13.99	23.5%
Charlotte	50	3.8	14.32	11.74	22.0%	95.7%	95.6%	0.1%	13.70	11.22	22.1%
All other markets	898	56.7	17.28	14.81	16.7%	95.6%	96.2%	(0.6)%	16.52	14.24	16.0%
Totals	2,282	149.5	$20.83	$17.89	16.4%	95.7%	96.3%	(0.6)%	$19.94	$17.23	15.7%

Same Store Facilities Operating Trends by Market (Continued)

	Six Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$233,150	$203,574	14.5%	$30,992	$29,087	6.5%	$5,633	$5,580	0.9%	$196,525	$168,907	16.4%
San Francisco	116,722	105,932	10.2%	17,199	16,400	4.9%	3,434	3,412	0.6%	96,089	86,120	11.6%
New York	92,825	84,788	9.5%	23,440	21,352	9.8%	2,707	2,773	(2.4)%	66,678	60,663	9.9%
Miami	77,559	61,503	26.1%	13,658	12,863	6.2%	2,063	2,142	(3.7)%	61,838	46,498	33.0%
Seattle-Tacoma	67,296	58,784	14.5%	11,548	11,329	1.9%	1,946	2,070	(6.0)%	53,802	45,385	18.5%
Washington DC	66,102	59,300	11.5%	13,960	13,346	4.6%	2,077	2,068	0.4%	50,065	43,886	14.1%
Dallas-Ft. Worth	57,352	48,408	18.5%	12,750	12,206	4.5%	2,288	2,369	(3.4)%	42,314	33,833	25.1%
Atlanta	55,034	45,531	20.9%	10,677	9,555	11.7%	2,430	2,534	(4.1)%	41,927	33,442	25.4%
Chicago	73,631	63,560	15.8%	28,904	24,287	19.0%	3,023	2,934	3.0%	41,704	36,339	14.8%
Houston	50,647	43,023	17.7%	14,050	13,705	2.5%	2,120	2,257	(6.1)%	34,477	27,061	27.4%
Orlando-Daytona	37,944	31,360	21.0%	7,338	6,866	6.9%	1,775	1,685	5.3%	28,831	22,809	26.4%
Philadelphia	35,572	31,642	12.4%	8,019	7,726	3.8%	1,365	1,381	(1.2)%	26,188	22,535	16.2%
West Palm Beach	32,009	26,179	22.3%	6,306	5,644	11.7%	963	1,041	(7.5)%	24,740	19,494	26.9%
Tampa	30,349	24,616	23.3%	6,246	5,787	7.9%	1,217	1,245	(2.2)%	22,886	17,584	30.2%
Charlotte	27,180	22,255	22.1%	4,649	4,386	6.0%	1,160	1,116	3.9%	21,371	16,753	27.6%
All other markets	484,836	417,287	16.2%	102,267	98,572	3.7%	22,056	21,354	3.3%	360,513	297,361	21.2%
Totals	$1,538,208	$1,327,742	15.9%	$312,003	$293,111	6.4%	$56,257	$55,961	0.5%	$1,169,948	$978,670	19.5%

Acquired Facilities
The Acquired Facilities represent 314 facilities that we acquired in 2020, 2021, and 2022. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2020 Acquisitions	$18,413	$12,547	$5,866	$35,481	$22,838	$12,643
2021 Acquisitions	75,350	19,825	55,525	144,175	20,657	123,518
2022 Acquisitions	1,735	—	1,735	2,213	—	2,213
Total revenues	95,498	32,372	63,126	181,869	43,495	138,374

Cost of operations (b):
2020 Acquisitions	6,263	6,251	12	13,077	12,877	200
2021 Acquisitions	25,359	5,710	19,649	49,257	6,261	42,996
2022 Acquisitions	1,238	—	1,238	1,557	—	1,557
Total cost of operations	32,860	11,961	20,899	63,891	19,138	44,753

Net operating income:
2020 Acquisitions	12,150	6,296	5,854	22,404	9,961	12,443
2021 Acquisitions	49,991	14,115	35,876	94,918	14,396	80,522
2022 Acquisitions	497	—	497	656	—	656
Net operating income	62,638	20,411	42,227	117,978	24,357	93,621
Depreciation and amortization expense	(76,255)	(38,591)	(37,664)	(160,720)	(50,064)	(110,656)
Net loss	$(13,617)	$(18,180)	$4,563	$(42,742)	$(25,707)	$(17,035)

At June 30:
Square foot occupancy:
2020 Acquisitions				91.6%	88.7%	3.3%
2021 Acquisitions				86.0%	86.2%	(0.2)%
2022 Acquisitions				68.0%	—	—
				86.1%	87.1%	(1.1)%
Annual contract rent per occupied square foot:
2020 Acquisitions				$16.31	$12.75	27.9%
2021 Acquisitions				16.67	17.97	(7.2)%
2022 Acquisitions				11.74	—	—
				$16.41	$15.94	2.9%
Number of facilities:
2020 Acquisitions				62	62	—
2021 Acquisitions				232	99	133
2022 Acquisitions				20	—	20
				314	161	153
Net rentable square feet (in thousands) (c):
2020 Acquisitions				5,075	5,075	—
2021 Acquisitions				21,830	8,148	13,682
2022 Acquisitions				1,495	—	1,495
				28,400	13,223	15,177

ACQUIRED FACILITIES (Continued)

As of June 30, 2022
Costs to acquire (in thousands):
2020 Acquisitions	$796,065
2021 Acquisitions	5,115,276
2022 Acquisitions	251,282
$6,162,623
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The Acquired Facilities have an aggregate of approximately 28.4 million net rentable square feet, including 11.0 million in Texas, 3.8 million in Maryland, 1.1 million in Virginia, 0.9 million in North Carolina, 0.8 million in Colorado, 0.7 million in Arizona, 0.6 million in each of California, Florida, Georgia, Illinois, Minnesota, Ohio and Oklahoma, 0.5 million in each of Idaho, Michigan, Missouri, Nebraska, Oregon and Pennsylvania, 0.4 million in each of Indiana, South Carolina and Tennessee, and 0.3 million in each of Alabama, Nevada and Washington, and 0.8 million in other states.
We have been active in acquiring facilities in recent years. Since the beginning of 2020, we acquired a total of 314 facilities with 28.4 million net rentable square feet for $6.2 billion. During the three and six months ended June 30, 2022, these facilities contributed net operating income of $62.6 million and $118.0 million, respectively.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion, which includes 47 self-storage facilities and one property that was under construction. Included in the Acquisition results in the table above are ezStorage portfolio revenues of $48.7 million, NOI of $38.3 million (including Direct NOI of $39.7 million), and average square footage occupancy of 89.7% for the six months ended June 30, 2022.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion, with 55 properties closed in the fourth quarter of 2021 and one property closed in February 2022. Included in the Acquisition results in the table above are All Storage portfolio revenues of $35.2 million, NOI of $21.4 million (including Direct NOI of $22.8 million), and average square footage occupancy of 78.4% for the six months ended June 30, 2022.
We remain active in seeking to acquire additional self-storage facilities through 2022. Subsequent to June 30, 2022, we acquired or were under contract to acquire 24 self-storage facilities across ten states with 1.7 million net rentable square feet, for $257.4 million.

Developed and Expanded Facilities
The developed and expanded facilities include 54 facilities that were developed on new sites since January 1, 2017, and 91 facilities expanded to increase their net rentable square footage. Of these expansions, 51 were completed before 2021, 22 were completed in 2021 or 2022, and 18 are currently in process at June 30, 2022. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2017	$8,599	$6,661	$1,938	$16,541	$12,704	$3,837
Developed in 2018	8,990	6,769	2,221	17,283	12,822	4,461
Developed in 2019	3,997	2,819	1,178	7,623	5,157	2,466
Developed in 2020	1,676	662	1,014	3,158	1,031	2,127
Developed in 2021	1,931	144	1,787	3,360	148	3,212
Expansions completed before 2021	23,401	16,424	6,977	44,817	30,695	14,122
Expansions completed in 2021 or 2022	11,055	6,568	4,487	20,856	12,831	8,025
Expansions in process	6,250	6,167	83	12,337	12,303	34
Total revenues	65,899	46,214	19,685	125,975	87,691	38,284

Cost of operations (b):
Developed in 2017	2,696	2,418	278	5,324	4,921	403
Developed in 2018	2,432	2,543	(111)	4,987	5,105	(118)
Developed in 2019	1,504	1,287	217	2,872	2,695	177
Developed in 2020	427	444	(17)	855	843	12
Developed in 2021	832	407	425	1,687	490	1,197
Expansions completed before 2021	7,442	7,292	150	15,043	14,368	675
Expansions completed in 2021 or 2022	2,747	1,642	1,105	5,444	3,531	1,913
Expansions in process	1,224	1,267	(43)	2,509	2,682	(173)
Total cost of operations	19,304	17,300	2,004	38,721	34,635	4,086

Net operating income (loss):
Developed in 2017	5,903	4,243	1,660	11,217	7,783	3,434
Developed in 2018	6,558	4,226	2,332	12,296	7,717	4,579
Developed in 2019	2,493	1,532	961	4,751	2,462	2,289
Developed in 2020	1,249	218	1,031	2,303	188	2,115
Developed in 2021	1,099	(263)	1,362	1,673	(342)	2,015
Expansions completed before 2021	15,959	9,132	6,827	29,774	16,327	13,447
Expansions completed in 2021 or 2022	8,308	4,926	3,382	15,412	9,300	6,112
Expansions in process	5,026	4,900	126	9,828	9,621	207
Net operating income	46,595	28,914	17,681	87,254	53,056	34,198
Depreciation and amortization expense	(14,781)	(13,243)	(1,538)	(29,409)	(28,512)	(897)
Net income	$31,814	$15,671	$16,143	$57,845	$24,544	$33,301

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of June 30,
	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2017	93.2%	94.5%	(1.4)%
Developed in 2018	91.2%	92.2%	(1.1)%
Developed in 2019	88.9%	91.3%	(2.6)%
Developed in 2020	92.6%	84.6%	9.5%
Developed in 2021	80.7%	45.7%	76.6%
Expansions completed before 2021	89.9%	87.5%	2.7%
Expansions completed in 2021 or 2022	83.2%	89.8%	(7.3)%
Expansions in process	85.2%	93.1%	(8.5)%
	87.8%	88.9%	(1.2)%
Annual contract rent per occupied square foot:
Developed in 2017	$18.27	$14.05	30.0%
Developed in 2018	19.48	14.91	30.7%
Developed in 2019	17.45	12.51	39.5%
Developed in 2020	20.44	13.01	57.1%
Developed in 2021	16.52	11.48	43.9%
Expansions completed before 2021	15.39	11.90	29.3%
Expansions completed in 2021 or 2022	21.24	19.09	11.3%
Expansions in process	24.66	21.62	14.1%
	$18.18	$14.25	27.6%
Number of facilities:
Developed in 2017	16	16	—
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	3	3
Expansions completed before 2021	51	51	—
Expansions completed in 2021 or 2022	22	20	2
Expansions in process	18	18	—
	145	140	5
Net rentable square feet (in thousands) (c):
Developed in 2017	2,040	2,040	—
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	359	322
Expansions completed before 2021	6,879	6,879	—
Expansions completed in 2021 or 2022	2,645	1,556	1,089
Expansions in process	1,180	1,224	(44)
	16,898	15,531	1,367

As of June 30, 2022
Costs to develop (in thousands):
Developed in 2017	$239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Expansions completed before 2021 (d)	478,659
Expansions completed in 2021 or 2022 (d)	160,386
$1,449,185
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 16.9 million net rentable square feet at June 30, 2022, including 5.0 million in Texas, 2.9 million in Florida, 2.2 million in California, 1.5 million in Colorado, 1.4 million in Minnesota, 0.9 million in North Carolina, 0.6 million in Michigan, 0.4 million in each of Missouri, South Carolina and Washington, 0.3 million in each of New Jersey and Virginia and 0.6 million in other states.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at June 30, 2022. We incurred a total of $639.0 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.0 million net rentable square feet of new storage space.
At June 30, 2022, we had 30 additional facilities in development, which will have a total of 2.6 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $480.3 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under "expansion in process" represent those facilities where construction is in process at June 30, 2022, and together with additional future expansion activities primarily related to our Same Store Facilities at June 30, 2022, we expect to add a total of 2.8 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $547.0 million.

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
During the three and six months ended June 30, 2022 and 2021, the average occupancy for these facilities totaled 93.1% and 92.4%, respectively, as compared to 93.9% and 92.3% for the same periods in 2021, and the realized rent per occupied square foot totaled $18.02 and $17.47, respectively, as compared to $13.86 and $13.54 for the same periods in 2021.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $46.0 million and $121.2 million in the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily due to newly acquired facilities of $5.1 billion in 2021. We expect continued increases in depreciation expense in the remainder of 2022 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded in the remainder of 2022.

Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$46,687	$40,816	$5,871	$91,882	$80,497	$11,385
Merchandise	7,534	7,512	22	14,405	14,548	(143)
Third party property management	4,538	3,994	544	8,902	8,192	710
Total revenues	58,759	52,322	6,437	115,189	103,237	11,952
Cost of operations:
Tenant reinsurance	8,198	7,262	936	15,475	15,086	389
Merchandise	4,527	4,706	(179)	8,431	8,672	(241)
Third party property management	4,485	4,023	462	8,819	8,551	268
Total cost of operations	17,210	15,991	1,219	32,725	32,309	416
Net operating income (loss):
Tenant reinsurance	38,489	33,554	4,935	76,407	65,411	10,996
Merchandise	3,007	2,806	201	5,974	5,876	98
Third party property management	53	(29)	82	83	(359)	442
Total net operating income	$41,549	$36,331	$5,218	$82,464	$70,928	$11,536
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.9 million or 14.4% for the three months ended June 30, 2022, and increased $11.4 million or 14.1% for the six months ended June 30, 2022, in each case as compared to the same period in 2021, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $34.8 million and $69.2 million for the three and six months ended June 30, 2022, respectively, as compared to $33.3 million and $66.5 million for the same periods in 2021, representing an increase of 4.5% and 4.1%, respectively.
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
Third-party property management: At June 30, 2022, we managed 103 facilities for unrelated third parties, and were under contract to manage 63 additional facilities including 57 facilities that are currently under construction. During the six months ended June 30, 2022, we added 27 facilities to the program, acquired three facilities from the program, and had ten properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$40,124	$20,908	$19,216	$77,010	$35,384	$41,626
Shurgard	8,401	8,158	243	14,939	13,138	1,801
Total equity in earnings	$48,525	$29,066	$19,459	$91,949	$48,522	$43,427
Investment in PSB: Included in our equity earnings from PSB for the three and six months ended June 30, 2022 is our equity share of gains on sale of real estate totaling $25.5 million and $49.1 million, respectively, as compared to $8.0 million for each of the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, our equity share of earnings from PSB contributed $26.6 million and $52.1 million, respectively, to Core FFO, as compared to $25.4 million and $49.6 million for the same periods in 2021.
On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB's common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a $2.1 billion gain on the sale of our equity investment in PSB in the Consolidated Statement of Income for the third quarter of 2022.
In connection with the sale of our equity investment in PSB, on July 22, 2022, our Board of Trustees declared a special cash dividend of $13.15 per common share. The special dividend is payable on August 4, 2022 to shareholders of record as of August 1, 2022.
As a result of closing the sale of PSB, we will record significantly lower equity in earnings of unconsolidated subsidiaries in future periods than we have in historical periods.
Investment in Shurgard: Included in our equity earnings from Shurgard for each of the three and six months ended June 30, 2022 is our equity share of gains on sale of real estate totaling $3.5 million.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.045 U.S. Dollars per Euro at June 30, 2022 (1.134 at December 31, 2021), and average exchange rates of 1.065 and 1.205 for the three months ended June 30, 2022 and 2021, respectively, and average exchange rates of 1.093 and 1.205 for the six months ended June 30, 2022 and 2021, respectively.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)

Share-based compensation expense	$12,034	$12,864	$(830)	$20,832	$20,544	$288
Development and acquisition costs	3,674	2,888	786	6,514	4,695	1,819
Tax compliance costs and taxes paid	3,381	2,346	1,035	6,115	3,955	2,160
Legal costs	980	1,200	(220)	1,220	2,343	(1,123)
Corporate management costs	4,848	4,738	110	10,694	8,914	1,780
Other costs	3,914	3,704	210	6,525	6,863	(338)
Total	$28,831	$27,740	$1,091	$51,900	$47,314	$4,586
Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $4.1 million and $8.4 million for the three and six months ended June 30, 2022, respectively, as compared to $3.3 million and $6.5 million for the same periods in 2021, in development costs that were capitalized to newly developed and redeveloped self-storage facilities.
Interest and other income: Interest and other income is comprised of the revenue and cost associated with our commercial operations, interest earned on cash balances, and trademark license fees received from Shurgard, as well as sundry other income items that are received from time to time in varying amounts. For the three and six months ended June 30, 2022, we recognized $10.3 million and $13.7 million interest and other income, respectively, as compared to $3.1 million and $6.0 million for the same periods in 2021. Amounts attributable to commercial operations was $2.2 million in each of the three months ended June 30, 2022 and 2021, and $4.2 million in each of the six months ended June 30, 2022 and 2021. Excluding the aforementioned amounts attributable to our commercial operations, interest and other income increased $7.2 million and $7.7 million from the three and six months ended June 30, 2021 to the same periods in 2022, primarily due to (i) a $4.3 million unrealized gain on private equity investments recognized during the three and six months ended June 30, 2022 and (ii) $2.0 million and $2.1 million increase in interest earned on higher cash balances during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.
Interest expense: For the three and six months ended June 30, 2022, we incurred $34.3 million and $68.6 million, respectively, of interest on our outstanding notes payable, as compared to $22.7 million and $38.9 million for the same periods in 2021. In determining interest expense, these amounts were offset by capitalized interest of $1.4 million and $2.6 million during the three and six months ended June 30, 2022, respectively, associated with our development activities, as compared to $0.7 million and $1.7 million for the same periods in 2021. The increase of interest expense in the three and six months ended June 30, 2022 as compared to the same periods in 2021 is due to our issuances of debt to fund our 2021 acquisition activity. At June 30, 2022, we had $7.3 billion of notes payable outstanding, with a weighted average interest rate of approximately 1.9%.
Foreign Currency Exchange Gain (Loss): For the three and six months ended June 30, 2022, we recorded foreign currency gains of $101.7 million and $137.1 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and six months ended June 30, 2021, we recorded foreign currency losses of $12.7 million and gains of $32.7 million, respectively. The Euro was translated at exchange rates of approximately 1.045 U.S. Dollars per Euro at June 30, 2022, 1.134 at December 31, 2021, 1.188 at June 30, 2021 and 1.226 at December 31, 2020. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on Sale of Real Estate: In the three and six months ended June 30, 2021, we recorded gains totaling $4.0 million and $13.4 million, respectively, in connection with the partial or complete sale of real estate facilities pursuant to eminent domain proceedings (none in the three and six months ended June 30, 2022).

Liquidity and Capital Resources
Overview

As of June 30, 2022, our expected material cash requirements for the next twelve months and thereafter comprised (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these cash requirements through operating cash flow and opportunistic debt and equity financing.
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
Because raising capital is important to our growth, we endeavor to maintain a strong financial profile characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard & Poor’s. Our senior notes payable have an “A” credit rating by Standard & Poor’s and “A2” by Moody’s. Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s. Our credit profile enables us to effectively access both the public and private capital markets to raise capital.
We have a $500.0 million revolving line of credit which we are able to use as temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2022 and August 4, 2022, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $18.6 million of outstanding letters of credit which limits our borrowing capacity to $481.4 million as of August 4, 2022. Our line of credit matures on April 19, 2024.
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
Our expected capital resources include: (i) $1.0 billion of cash as of June 30, 2022, (ii) approximately $700.0 million of expected retained operating cash flow over the next twelve months and (iii) approximately $400.0 million of cash proceeds we will retain from the sale of our equity investment in PSB after the payment of a $2.3 billion special dividend.

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
Required Debt Repayments: As of June 30, 2022, the principal outstanding on our debt totaled approximately $7.4 billion, consisting of $22.8 million of secured notes payable, $1.6 billion of Euro-denominated unsecured notes payable and $5.8 billion of U.S. Dollar denominated unsecured notes payable. Approximate principal maturities and interest payments are as follows (amounts in thousands):

Remainder of 2022	$561,767
2023	135,268
2024	917,052
2025	361,149
2026	1,251,200
Thereafter	4,905,242
$8,131,678
On July 26, 2022, the Company called for redemption on August 15, 2022 its 2.370% Senior Notes, with an aggregate outstanding principal amount of $500.0 million, due September 15, 2022.
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
Capital expenditures totaled $205.6 million in the first six months of 2022 and are expected to approximate $300 million for the year ending December 31, 2022. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $105 million in the first six months of 2022 and expect to spend $180 million in 2022 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which approximated $24 million for the six months ended June 30, 2022 and we expect to spend $30 million in 2022.
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
On July 22, 2022, our Board of Trustees declared a special cash dividend of $13.15 per common share totaling approximately $2.3 billion, in connection with the sale of our equity investment in PSB. The special dividend is payable on August 4, 2022 to shareholders of record as of August 1, 2022.

On August 3, 2022, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of September 2022. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our Preferred Shares outstanding at June 30, 2022 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to June 30, 2022, we acquired or were under contract to acquire 24 self-storage facilities for a total purchase price of $257.4 million. Additionally, on July 8, 2022, we acquired the commercial interests of PSB at three sites, totaling five properties, jointly occupied with our self-storage facilities located in Maryland and Virginia, for $47.0 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of June 30, 2022, we had development and expansion projects at a total cost of approximately $1.0 billion. Costs incurred through June 30, 2022 were $380.1 million, with the remaining cost to complete of $647.3 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of August 4, 2022, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice; our 5.150% Series F Preferred Shares ($280.0 million) and our 5.050% Series G Preferred Shares ($300.0 million). See Note 9 to our June 30, 2022 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three and six months ended June 30, 2022, we did not repurchase any of our common shares. From the inception of the repurchase program through August 4, 2022, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $7.3 billion at June 30, 2022.
The fair value of our debt at June 30, 2022 is approximately $6.5 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 1.9% at June 30, 2022. See Note 7 to our June 30, 2022 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

Debt	$502,011	$19,219	$804,627	$253,042	$1,150,138	$4,655,225	$7,384,262
We have foreign currency exposure at June 30, 2022 related to (i) our investment in Shurgard, with a book value of $282.9 million, and a fair value of $1.5 billion based upon the closing price of Shurgard’s stock on June 30, 2022, and (ii) €1.5 billion ($1.6 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through August 4, 2022, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2022. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c)

3.1
Articles of Amendment to Restated Declaration of Trust of Public Storage, filed with the Maryland State Department of Assessments and Taxation on April 28, 2022 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 29, 2022 and incorporated herein by reference).

10.1*	Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement. Filed herewith.

10.2*	Form of 2021 Plan Performance-Based Non-Qualified Stock Option Agreement (2022). Filed herewith.

10.3*	Form of 2021 Plan Performance-Based Stock Unit Agreement (2022). Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 4, 2022
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President and Chief Financial Officer