Form 10-Q
period 2022-09-30
Public Storage
filed 2022-11-01
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 27, 2022:
Common Shares of beneficial interest, $0.10 par value per share – 175,638,388 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and equivalents	$883,787	$734,599
Real estate facilities, at cost:
Land	5,240,841	5,134,060
Buildings	18,535,053	17,673,773
	23,775,894	22,807,833
Accumulated depreciation	(8,346,598)	(7,773,308)
	15,429,296	15,034,525
Construction in process	406,354	272,471
	15,835,650	15,306,996

Investments in unconsolidated real estate entities	252,648	828,763
Goodwill and other intangible assets, net	239,811	302,894
Other assets	239,024	207,656
Total assets	$17,450,920	$17,380,908

LIABILITIES AND EQUITY

Notes payable	$6,740,451	$7,475,279
Accrued and other liabilities	589,712	482,091
Total liabilities	7,330,163	7,957,370

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	—	68,249

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (164,000 at December 31, 2021) at liquidation preference	4,350,000	4,100,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,336,452 shares issued and outstanding (175,134,455 shares at December 31, 2021)	17,534	17,513
Paid-in capital	5,878,739	5,821,667
Accumulated deficit	(122,631)	(550,416)
Accumulated other comprehensive loss	(96,470)	(53,587)
Total Public Storage shareholders’ equity	10,027,172	9,335,177
Noncontrolling interests	93,585	20,112
Total equity	10,120,757	9,355,289
Total liabilities, redeemable noncontrolling interests and equity	$17,450,920	$17,380,908

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Self-storage facilities	$1,027,374	$840,510	$2,917,675	$2,333,850
Ancillary operations	60,757	54,421	175,946	157,658
	1,088,131	894,931	3,093,621	2,491,508

Expenses:
Self-storage cost of operations	255,470	216,999	738,953	631,699
Ancillary cost of operations	21,572	19,735	54,297	52,044
Depreciation and amortization	220,772	188,552	661,608	508,139
General and administrative	29,501	31,682	81,401	78,996
Interest expense	34,113	23,736	100,178	60,980
	561,428	480,704	1,636,437	1,331,858

Other increases to net income:
Interest and other income	12,736	3,356	26,394	9,321
Equity in earnings of unconsolidated real estate entities	8,180	32,860	100,129	81,382
Foreign currency exchange gain	100,170	40,906	237,270	73,584
Gain on sale of real estate	1,503	279	1,503	13,683
Gain on sale of equity investment in PS Business Parks, Inc.	2,128,860	—	2,128,860	—
Net income	2,778,152	491,628	3,951,340	1,337,620
Allocation to noncontrolling interests	(9,158)	(1,537)	(14,553)	(4,067)
Net income allocable to Public Storage shareholders	2,768,994	490,091	3,936,787	1,333,553
Allocation of net income to:
Preferred shareholders	(48,678)	(46,237)	(145,716)	(138,500)
Preferred shareholders - redemptions	—	—	—	(16,989)
Restricted share units	(8,155)	(1,527)	(11,405)	(3,678)
Net income allocable to common shareholders	$2,712,161	$442,327	$3,779,666	$1,174,386
Net income per common share:
Basic	$15.47	$2.53	$21.57	$6.72
Diluted	$15.38	$2.52	$21.44	$6.70

Basic weighted average common shares outstanding	175,283	174,926	175,227	174,787
Diluted weighted average common shares outstanding	176,328	175,806	176,325	175,398

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$2,778,152	$491,628	$3,951,340	$1,337,620
Foreign currency exchange loss on investment in Shurgard	(17,253)	(6,898)	(42,883)	(9,579)
Total comprehensive income	2,760,899	484,730	3,908,457	1,328,041
Allocation to noncontrolling interests	(9,158)	(1,537)	(14,553)	(4,067)
Comprehensive income allocable to Public Storage shareholders	$2,751,741	$483,193	$3,893,904	$1,323,974

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended September 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at June 30, 2022	$4,350,000	$17,524	$5,848,632	$(182,213)	$(79,217)	$9,954,726	$93,622	$10,048,348	$—
Issuance of common shares in connection with share-based compensation (97,189 shares)	—	10	16,445	—	—	16,455	—	16,455	—
Taxes withheld upon net share settlement of restricted share units	—	—	(779)	—	—	(779)	—	(779)	—
Share-based compensation expense	—	—	14,441	—	—	14,441	—	14,441	—
Contributions by noncontrolling interests	—	—	—	—	—	—	561	561	—
Net income	—	—	—	2,778,152	—	2,778,152	—	2,778,152	—
Net income allocated to noncontrolling interests	—	—	—	(9,158)	—	(9,158)	9,158	—	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,678)	—	(48,678)	—	(48,678)	—
Noncontrolling interests	—	—	—	—	—	—	(9,756)	(9,756)	—
Common shareholders and restricted share unitholders ($15.15 per share) (Note 9)	—	—	—	(2,660,734)	—	(2,660,734)	—	(2,660,734)	—
Other comprehensive loss	—	—	—	—	(17,253)	(17,253)	—	(17,253)	—
Balances at September 30, 2022	$4,350,000	$17,534	$5,878,739	$(122,631)	$(96,470)	$10,027,172	$93,585	$10,120,757	$—
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended September 30, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at June 30, 2021	$3,871,250	$17,486	$5,764,672	$(863,742)	$(46,082)	$8,743,584	$19,519	$8,763,103	$—
Issuance of 5,750 preferred shares	143,750	—	(4,777)	—	—	138,973	—	138,973	—
Issuance of common shares in connection with share-based compensation (183,823 shares)	—	19	33,795	—	—	33,814	—	33,814	—
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	15,253	—	—	15,253	—	15,253	—
Contributions by noncontrolling interests	—	—	—	—	—	—	594	594	—
Net income	—	—	—	491,628	—	491,628	—	491,628	—
Net income allocated to noncontrolling interests	—	—	—	(1,537)	—	(1,537)	1,537	—	—
Distributions to:
Preferred shareholders	—	—	—	(46,237)	—	(46,237)	—	(46,237)	—
Noncontrolling interests	—	—	—	—	—	—	(1,706)	(1,706)	—
Common shareholders and restricted share unitholders ($2.00 per share)	—	—	—	(351,226)	—	(351,226)	—	(351,226)	—
Other comprehensive loss	—	—	—	—	(6,898)	(6,898)	—	(6,898)	—
Balances at September 30, 2021	$4,015,000	$17,505	$5,808,943	$(771,114)	$(52,980)	$9,017,354	$19,944	$9,037,298	$—
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Nine Months Ended September 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares (Note 9)	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (201,997 shares) (Note 11)	—	21	27,994	—	—	28,015	—	28,015	—
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(12,989)	—	—	(12,989)	—	(12,989)	—
Share-based compensation expense (Note 11)	—	—	49,235	—	—	49,235	—	49,235	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,698	6,698	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests							83,826	83,826	(83,826)
Net income	—	—	—	3,951,340	—	3,951,340	—	3,951,340	—
Net income allocated to noncontrolling interests	—	—	—	(14,553)	—	(14,553)	13,893	(660)	660
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(145,716)	—	(145,716)	—	(145,716)	—
Noncontrolling interests	—	—	—	—	—	—	(30,944)	(30,944)	(509)
Common shareholders and restricted share unitholders ($19.15 per share) (Note 9)	—	—	—	(3,363,286)	—	(3,363,286)	—	(3,363,286)	—
Other comprehensive loss	—	—	—	—	(42,883)	(42,883)	—	(42,883)	—
Balances at September 30, 2022	$4,350,000	$17,534	$5,878,739	$(122,631)	$(96,470)	$10,027,172	$93,585	$10,120,757	$—
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Nine Months Ended September 30, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899	$—
Issuance of 29,900 preferred shares	747,500	—	(22,189)	—	—	725,311	—	725,311	—
Redemption and shares called for redemption of 21,000 preferred shares	(525,000)	—	—	—	—	(525,000)	—	(525,000)	—
Issuance of common shares in connection with share-based compensation (466,518 shares)	—	47	81,365	—	—	81,412	—	81,412	—
Share-based compensation expense, net of cash paid in lieu of common shares	—	—	42,698	—	—	42,698	—	42,698	—
Acquisition of noncontrolling interests	—	—	(32)	—	—	(32)	(1)	(33)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	2,359	2,359	—
Net income	—	—	—	1,337,620	—	1,337,620	—	1,337,620	—
Net income allocated to noncontrolling interests	—	—	—	(4,067)	—	(4,067)	4,067	—	—
Distributions to:
Preferred shareholders	—	—	—	(138,500)	—	(138,500)	—	(138,500)	—
Noncontrolling interests	—	—	—	—	—	—	(4,513)	(4,513)	—
Common shareholders and restricted share unitholders ($6.00 per share)	—	—	—	(1,051,376)	—	(1,051,376)	—	(1,051,376)	—
Other comprehensive loss	—	—	—	—	(9,579)	(9,579)	—	(9,579)	—
Balances at September 30, 2021	$4,015,000	$17,505	$5,808,943	$(771,114)	$(52,980)	$9,017,354	$19,944	$9,037,298	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,951,340	$1,337,620
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of equity investment in PS Business Parks, Inc.	(2,128,860)	—
Gain on sale of real estate	(1,503)	(13,683)
Depreciation and amortization	661,608	508,139
Equity in earnings of unconsolidated real estate entities	(100,129)	(81,382)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	134,460	59,251
Unrealized foreign currency exchange gain	(236,698)	(73,584)
Share-based compensation expense	44,597	47,647
Other	55,975	30,712
Total adjustments	(1,570,550)	477,100
Net cash flows from operating activities	2,380,790	1,814,720
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(337,896)	(169,103)
Development and expansion of real estate facilities	(231,483)	(201,527)
Acquisition of real estate facilities and intangible assets	(529,357)	(2,845,284)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	13,670	8,765
Proceeds from sale of real estate investments	1,543	16,070
Proceeds from sale of equity investment in PS Business Parks, Inc.	2,636,011	—
Net cash flows from (used in) investing activities	1,552,488	(3,191,079)
Cash flows from financing activities:
Repayments on notes payable	(502,270)	(1,585)
Issuance of notes payable, net of issuance costs	—	3,300,160
Issuance of preferred shares	242,832	725,311
Issuance of common shares in connection with share-based compensation	27,913	81,412
Redemption of preferred shares	—	(825,000)
Taxes paid upon net share settlement of restricted share units	(12,989)	(10,438)
Acquisition of noncontrolling interests	—	(33)
Contributions by noncontrolling interests	1,659	2,359
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(3,508,581)	(1,189,876)
Distributions paid to noncontrolling interests	(31,453)	(4,513)
Net cash flows (used in) from financing activities	(3,782,889)	2,077,797
Net cash flows from operating, investing, and financing activities	150,389	701,438
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	—	313
Increase in cash and equivalents, including restricted cash	$150,389	$701,751
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$734,599	$257,560
Restricted cash included in other assets	26,691	25,040
	$761,290	$282,600

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$883,787	$958,247
Restricted cash included in other assets	27,892	26,104
	$911,679	$984,351

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(14,254)	$(18,243)
Construction or expansion of real estate facilities	(71,006)	(39,305)

Real estate acquired in exchange for noncontrolling interests	(19,865)	—

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
At September 30, 2022, we had direct and indirect equity interests in 2,836 self-storage facilities (with approximately 202.2 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.2 million net rentable square feet of commercial and retail space.
At September 30, 2022, we owned a 35% common equity interest in Shurgard Self Storage SA (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 259 self-storage facilities (with approximately 14 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
On July 20, 2022, in connection with the closing of PS Business Parks, Inc.’s (“PSB”) merger transaction with affiliates of Blackstone Real Estate (“Blackstone”), we completed the sale of our 41% common equity interest in PSB in its entirety. Prior to the merger transaction, PSB was a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owned commercial properties, primarily multi-tenant industrial, flex, and office space. Refer to Note 4. Investments in Unconsolidated Real Estate Entities for transaction information and our accounting treatment of the sale.
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2022 is as follows:

Nine Months Ended September 30, 2022
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$22,807,833
Capital expenditures to maintain real estate facilities	329,253
Acquisitions	514,541
Dispositions	(1,704)
Developed or expanded facilities opened for operation	125,971
Ending balance	23,775,894
Accumulated depreciation:
Beginning balance	(7,773,308)
Depreciation expense	(574,374)
Dispositions	1,084
Ending balance	(8,346,598)
Construction in process:
Beginning balance	272,471
Costs incurred to develop and expand real estate facilities	259,854
Developed or expanded facilities opened for operation	(125,971)
Ending balance	406,354
Total real estate facilities at September 30, 2022	$15,835,650
During the nine months ended September 30, 2022, we acquired 44 self-storage facilities (3.2 million net rentable square feet of storage space), for a total cost of $501.9 million, consisting of $482.0 million in cash and $19.9 million in partnership units in our subsidiary. Approximately $14.4 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $126.0 million during the nine months ended September 30, 2022, adding 0.9 million net rentable square feet of self-storage space. Construction in process at September 30, 2022 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
Additionally, on July 8, 2022, we acquired from PSB the commercial interests in five properties at three sites jointly occupied with certain of our self-storage facilities located in Maryland and Virginia, for $47.3 million. We recognized $27.0 million of real estate assets and $0.7 million of intangibles for the properties acquired, representing the cost of these commercial properties that we did not have interest in through our equity investment in PSB. We recognized the remaining $19.6 million as an increase to our basis in our equity investment in PSB, which represents the elimination of our portion of the gain recorded by PSB.
During the nine months ended September 30, 2022, we sold portions of real estate facilities in connection with eminent domain proceedings for $1.5 million in cash proceeds and recorded a related gain on sale of real estate of approximately $1.5 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

4.Investments in Unconsolidated Real Estate Entities
The following tables set forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2022	December 31, 2021

PSB	$—	$515,312
Shurgard	252,648	313,451
Total	$252,648	$828,763

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

PSB	$3,586	$27,110	$80,596	$62,494
Shurgard	4,594	5,750	19,533	18,888
Total	$8,180	$32,860	$100,129	$81,382

Investment in PSB
Prior to the sale of our equity investment in PSB in its entirety on July 20, 2022, we owned 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB, representing a 41% common equity interest in PSB.
On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB’s common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit, including a $5.25 closing cash dividend per share or unit, and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion, which was classified within gain on sale of equity investment in PS Business Parks, Inc. in the Consolidated Statement of Income.
We classified the proceeds from the merger consideration of $2.6 billion or $182.25 per share or unit within cash flows from investing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022. During the nine months ended September 30, 2022 and 2021, we received cash distributions from PSB totaling $109.5 million and $45.6 million, respectively, which were classified within cash flows from operating activities in the Consolidated Statements of Cash Flows.
Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing a 35% equity interest in Shurgard.
Based upon the closing price at September 30, 2022 (€41.60 per share of Shurgard common stock, at 0.980 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.3 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). For each of the nine months ended September 30, 2022 and 2021, we received $2.6 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We eliminated $0.9 million of intra-entity profits and losses for each of the nine months ended September 30, 2022 and

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

2021, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
During the nine months ended September 30, 2022 and 2021, we received cash dividends from Shurgard totaling $37.8 million and $21.5 million, respectively. Approximately $13.7 million and $8.8 million of total cash distributions from Shurgard during the nine months ended September 30, 2022 and 2021, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At September 30, 2022, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $65.7 million ($74.7 million at December 31, 2021). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $9.0 million and $7.3 million during the nine months ended September 30, 2022 and 2021, respectively.
Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At September 30, 2022			At December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	196,617	(141,473)	55,144	198,180	(79,953)	118,227
Total goodwill and other intangible assets	$381,284	$(141,473)	$239,811	$382,847	$(79,953)	$302,894

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $20.0 million and $78.2 million for the three and nine months ended September 30, 2022, respectively, and $23.3 million and $49.0 million for the same periods in 2021. During the nine months ended September 30, 2022, intangibles increased $15.1 million in connection with the acquisition of real estate facilities. (Note 3).
The estimated future amortization expense for our finite-lived intangible assets at September 30, 2022 is as follows (amounts in thousands):

Year	Amount
Remainder of 2022	$15,830
2023	30,074
Thereafter	9,240
Total	$55,144

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

6.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at September 30, 2022). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at September 30, 2022). At September 30, 2022 and November 1, 2022, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $18.6 million at September 30, 2022 ($21.2 million at December 31, 2021). The Credit Facility has various customary restrictive covenants, with which we were in compliance at September 30, 2022.
7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at September 30, 2022 and December 31, 2021 are set forth in the tables below:

			Amounts at September 30, 2022
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	1.766%	$700,000	$(1,101)	$698,899	$685,550
Notes due February 15, 2026	0.875%	1.030%	500,000	(2,507)	497,493	436,666
Notes due November 9, 2026	1.500%	1.640%	650,000	(3,574)	646,426	573,097
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,624)	497,376	459,630
Notes due May 1, 2028	1.850%	1.962%	650,000	(3,768)	646,232	543,338
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,939)	547,061	459,260
Notes due May 1, 2029	3.385%	3.459%	500,000	(2,024)	497,976	450,179
Notes due May 1, 2031	2.300%	2.419%	650,000	(5,869)	644,131	517,641
Notes due November 9, 2031	2.250%	2.322%	550,000	(3,224)	546,776	430,706
			5,250,000	(27,630)	5,222,370	4,556,067

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	97,984	—	97,984	94,290
Notes due November 3, 2025	2.175%	2.175%	237,135	—	237,135	227,663
Notes due September 9, 2030	0.500%	0.640%	685,890	(8,890)	677,000	513,593
Notes due January 24, 2032	0.875%	0.978%	489,921	(4,992)	484,929	354,996
			1,510,930	(13,882)	1,497,048	1,190,542

Mortgage Debt, secured by 10 real estate facilities with a net book value of $57.5 million	3.811%	3.811%	21,033	—	21,033	20,703

			$6,781,963	$(41,512)	$6,740,451	$5,767,312

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
U.S. Dollar Denominated Unsecured Notes
On August 15, 2022, the Company redeemed its 2.370% Senior Notes due September 15, 2022, with an aggregate principal amount of $500.0 million.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants, with which we were in compliance at September 30, 2022. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 14% at September 30, 2022) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 25x for the twelve months ended September 30, 2022) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain” on our income statement (gains of $100.9 million and $239.2 million for the three and nine months ended September 30, 2022, respectively, as compared to gains of $40.9 million and $73.6 million for the three and nine months ended September 30, 2021, respectively).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At September 30, 2022, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.2% and 7.1%, and mature between February 1, 2023 and July 1, 2030.
At September 30, 2022, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2022	$—	$212	$212
2023	—	19,219	19,219
2024	797,984	124	798,108
2025	237,135	131	237,266
2026	1,150,000	138	1,150,138
Thereafter	4,575,811	1,209	4,577,020
	$6,760,930	$21,033	$6,781,963
Weighted average effective rate	1.9%	3.8%	1.9%
Cash paid for interest totaled $87.6 million and $49.8 million for the nine months ended September 30, 2022 and 2021, respectively. Interest capitalized as real estate totaled $4.2 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At September 30, 2022, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. These include a total of 54,137 partnership units of $19.9 million issued to third-parties in connection with our acquisition of self-storage properties in the nine months ended September 30, 2022.
At March 31, 2022, there were 254,833 partnership units of $83.8 million classified as redeemable noncontrolling interests outside of total equity in our consolidated balance sheets, because the unitholders of these partnership units had the right to require redemption of their partnership units in cash if common shares of the Company were not publicly listed. In the second quarter of 2022, the related partnership agreements were amended with such cash redemption feature removed from these partnership units. We therefore reclassified $83.8 million from redeemable noncontrolling interests to noncontrolling interests in total equity during the three months ended June 30, 2022.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

9.Shareholders’ Equity

Preferred Shares
At September 30, 2022 and December 31, 2021, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2022		At December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	—	—
Total Preferred Shares			174,000	$4,350,000	164,000	$4,100,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At September 30, 2022, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Dividends
Common share dividends paid, including amounts paid to our restricted share unitholders, totaled $2.7 billion ($15.15 per share) and $351.2 million ($2.00 per share) for the three months ended September 30, 2022 and 2021, respectively, and $3.4 billion ($19.15 per share) and $1.05 billion ($6.00 per share) for the nine months ended September 30, 2022 and 2021, respectively. Included in common share dividends paid for the three and nine months ended September 30, 2022 is $2.3 billion of a special cash dividend (“Special Dividend”) of $13.15 per common share paid on August 4, 2022 in connection with the sale of our equity investment in PSB on July 20, 2022. Preferred share dividends paid totaled $48.7 million and $46.2 million for the three months ended September 30, 2022 and 2021, respectively, and $145.7 million and $138.5 million for the nine months ended September 30, 2022 and 2021, respectively.
10.Related Party Transactions
At September 30, 2022, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.7 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.
On July 8, 2022, we acquired from PSB the commercial interests in five properties at three sites jointly occupied with certain of our self-storage facilities located in Maryland and Virginia, for $47.3 million. We recognized $27.0 million of real estate assets and $0.7 million of intangibles for the properties acquired, representing the cost of these commercial properties that we did not have interest in through our equity investment in PSB. We recognized the remaining $19.6 million as an increase in our basis in our equity investment in PSB, which represents the elimination of our portion of the gain recorded by PSB.
11.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant equity awards to trustees, officers, and key employees, including non-qualified options to purchase the Company’s common shares, restricted share units (“RSUs”), deferred stock units (“DSUs”), and unrestricted common stock issued in lieu of trustee compensation.
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.4 million and $2.4 million share-based compensation cost was capitalized as real estate facilities for the three and nine months ended September 30, 2022, respectively, as compared to $0.8 million and $3.1 million for the same periods of 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)

Self-storage cost of operations	$4,203	$4,506	$13,740	$16,272
Ancillary cost of operations	203	342	690	1,122
General and administrative	9,335	9,747	30,167	30,291
Total	$13,741	$14,595	$44,597	$47,685

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Included in share-based compensation is $2.9 million and $12.4 million during the three and nine months ended September 30, 2022, respectively, as compared to $4.8 million and $15.8 million for the same periods in 2021, of retirement acceleration as discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of September 30, 2022, there was $96.8 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
Stock Options
We have service-based, performance-based and market-based stock options outstanding, which generally vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of our common shares on the grant date. New shares are issued for options exercised. Employees cannot require the Company to settle their award in cash.
On August 4, 2022, we paid a Special Dividend of $13.15 per common share to shareholders of record as of August 1, 2022. Stock options that were outstanding at the time of the Special Dividend were adjusted pursuant to the anti-dilution provisions of the Company’s equity and performance-based incentive compensation plans that provide for equitable adjustments in the event of an extraordinary cash dividend. The anti-dilution adjustments proportionately increased the number of outstanding stock options and reduced the exercise prices of outstanding stock options by a conversion rate of 1.03275, resulting in an increase of 104,348 stock options outstanding. The adjustments did not result in incremental share-based compensation expense.
During the nine months ended September 30, 2022, 142,683 stock options were granted, 146,608 options were exercised, and no options were forfeited. In addition, we expect an incremental 61,250 stock options to be issued based on the estimated achievement of performance targets on our multi-year performance-based stock options granted during the nine months ended September 30, 2021. A total of 3,201,624 stock options were outstanding at September 30, 2022 (3,039,951 at December 31, 2021).
During the nine months ended September 30, 2022, we granted 65,000 stock options in connection with non-management trustee compensation. For the remaining 77,683 stock options granted during the nine months ended September 30, 2022, vesting is dependent upon meeting certain market conditions over the three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
For the three and nine months ended September 30, 2022, we incurred share-based compensation cost for outstanding stock options of $4.2 million and $15.8 million, respectively, as compared to $5.5 million and $20.5 million for the same periods in 2021.
Restricted Share Units
We have service-based, performance-based and market-based RSUs outstanding, which generally vest over 5 to 8 years from the grant date. Upon vesting, the grantee receives new common shares equal to the number of vested RSUs, less common shares withheld to satisfy the grantee’s statutory tax liabilities arising from the vesting. During the nine months ended September 30, 2022, 27,943 RSUs were granted, 18,487 RSUs were forfeited and 76,818 RSUs vested. The vesting resulted in the issuance of 55,079 common shares. A total of 503,460 RSUs were outstanding at September 30, 2022 (570,822 at December 31, 2021).
Included in the RSUs granted during the nine months ended September 30, 2022 are 21,985 RSUs where vesting is dependent upon meeting certain market conditions over a three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. The amount of these RSUs that are earned and vested, if any, will be based, in addition to continued employment requirements, on the Company's

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

relative total shareholder return over the three-year period as compared to the weighted average total shareholder return of the specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
Also included in the RSUs granted during the nine months ended September 30, 2022 are 5,958 service-based RSUs.
For the three and nine months ended September 30, 2022, we incurred share-based compensation cost for RSUs of $9.7 million and $30.6 million, respectively, as compared to $9.6 million and $29.4 million for the same periods in 2021.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, shares of unrestricted common stock, or fully-vested DSUs to be settled at a specified future date. Shares of unrestricted stock and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the nine months ended September 30, 2022, we granted 1,742 DSUs and 310 shares of unrestricted common stock.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

12. Net Income per Common Share
We allocate net income to (i) noncontrolling interests based upon their contractual rights in the respective subsidiaries or for participating noncontrolling interests based upon their participation in both distributed and undistributed earnings of the Company, (ii) preferred shareholders, for distributions paid or payable, (iii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “preferred share redemption charge”), and (iv) RSUs, for non-forfeitable dividends paid and adjusted for participation rights in undistributed earnings of the Company.
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Potentially dilutive stock options representing 147,344 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$2,712,161	$442,327	$3,779,666	$1,174,386

Denominator for basic net income per share - weighted average common shares outstanding	175,283	174,926	175,227	174,787
Net effect of dilutive stock options - based on treasury stock method	1,045	880	1,098	611
Denominator for dilutive net income per share - weighted average common shares outstanding	176,328	175,806	176,325	175,398

Net income per common share:
Basic	$15.47	$2.53	$21.57	$6.72
Dilutive	$15.38	$2.52	$21.44	$6.70

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

13.Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker.
Self-Storage Operations
The Self-Storage Operations reportable segment reflects the aggregated rental operations from the self-storage facilities we own from (i) Same Store Facilities, (ii) Acquired Facilities, (iii) Developed and Expanded Facilities, and (iv) Other Non-Same Store Facilities. The presentation in the table below sets forth the Net Operating Income (“NOI”) of this reportable segment, as well as the related depreciation expense. For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations reportable segment.
Ancillary Operations
The Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and third party property management operating segments.
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,027,374	$840,510	$2,917,675	$2,333,850
Cost of operations	(255,470)	(216,999)	(738,953)	(631,699)
Net operating income	771,904	623,511	2,178,722	1,702,151
Depreciation and amortization	(220,772)	(188,552)	(661,608)	(508,139)
Net income	551,132	434,959	1,517,114	1,194,012

Ancillary Operations
Revenue	60,757	54,421	175,946	157,658
Cost of operations	(21,572)	(19,735)	(54,297)	(52,044)
Net operating income	39,185	34,686	121,649	105,614

Total net income allocated to segments	590,317	469,645	1,638,763	1,299,626

Other items not allocated to segments:
General and administrative	(29,501)	(31,682)	(81,401)	(78,996)
Interest and other income	12,736	3,356	26,394	9,321
Interest expense	(34,113)	(23,736)	(100,178)	(60,980)
Equity in earnings of unconsolidated real estate entities	8,180	32,860	100,129	81,382
Foreign currency exchange gain	100,170	40,906	237,270	73,584
Gain on sale of real estate	1,503	279	1,503	13,683
Gain on sale of equity investment in PS Business Parks, Inc.	2,128,860	—	2,128,860	—
Net income	$2,778,152	$491,628	$3,951,340	$1,337,620

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At September 30, 2022, there were approximately 1.2 million certificates held by our self-storage customers, representing aggregate coverage of approximately $5.6 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $265.7 million at September 30, 2022. We expect to pay approximately $71.4 million in the remainder of 2022, $185.8 million in 2023 and $8.5 million in 2024 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $64.1 million at September 30, 2022. We expect to pay approximately $0.7 million in the remainder of 2022, $3.1 million in each of 2023 and 2024, $3.0 million in each of 2025 and 2026 and $51.2 million thereafter for these commitments.
15.    Subsequent Events
Subsequent to September 30, 2022, we acquired or were under contract to acquire 33 self-storage facilities across six states with 1.7 million net rentable square feet, for $262.6 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2022 outlook and all underlying assumptions, our expected acquisition, disposition, development and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and a potential future recession, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management. All statements in this document, other than statements of historical fact, are forward-looking statements that may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to those factors and risks described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022 and in our other filings with the SEC. These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from the COVID-19 pandemic, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from inflation, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, and security breaches, including ransomware, or a failure of our networks, systems or technology.
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
During the nine months ended September 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three and nine months ended September 30, 2022, revenues generated by our Same Store Facilities increased by 14.7% ($105.4 million) and 15.4% ($315.9 million), respectively, as compared to the same periods in 2021, while Same Store cost of operations increased by 7.7% ($13.5 million) and 6.2% ($32.7 million), respectively. Demand and operating trends remained strong, leading to increases in our self-storage rental rates while maintaining high levels of occupancy.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2020, we acquired a total of 338 facilities with 30.1 million net rentable square feet for $6.4 billion. In our non-same store portfolio, we also have developed and expanded self-storage facilities of 17.3 million net rentable square feet for a total cost of $1.5 billion. During the three and nine months ended September 30, 2022, net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 74.9% ($51.8 million) and 122.6% ($179.7 million), respectively, as compared to the same periods in 2021.

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

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program by the end of 2025. We expect to spend approximately $220 million over 2022 on this effort.

On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB’s common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit, including a $5.25 closing cash dividend per share or unit, and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion, which was classified within gain on sale of our equity investment in PS Business Parks, Inc. in the Consolidated Statement of Income.

In connection with the sale of our equity investment in PSB, on August 4, 2022, we paid a special cash dividend of $13.15 per common share, totaling approximately $2.3 billion, to shareholders of record as of August 1, 2022.

Results of Operations

Operating Results for the Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, net income allocable to our common shareholders was $2,712.2 million or $15.38 per diluted common share, compared to $442.3 million or $2.52 per diluted common share in 2021, representing an increase of $2,269.9 million or $12.86 per diluted common share. The increase is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PSB, (ii) a $148.4 million increase in self-storage net operating income, and (iii) a $59.3 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable, partially offset by (iv) a $32.2 million increase in depreciation and amortization expense, (v) a $24.7 million decrease in equity in earnings of unconsolidated real estate entities due to the sale of our equity investment in PSB, and (vi) a $10.4 million increase in interest expense.

The $148.4 million increase in self-storage net operating income in the three months ended September 30, 2022 as compared to the same period in 2021 is a result of a $91.9 million increase attributable to our Same Store Facilities and a $56.5 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 14.7% or $105.4 million in the three months ended September 30, 2022 as compared to the same period in 2021, due primarily to higher realized annual rent per occupied square foot, partially offset by decline in occupancy. Cost of operations for the Same Store Facilities increased by 7.7% or $13.5 million in the three months ended September 30, 2022 as compared to the same period in 2021, due primarily to increased property tax expense, marketing expense, other direct property costs, and centralized management costs. The increase in net operating income of $56.5 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.
Operating Results for the Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, net income allocable to our common shareholders was $3,779.7 million or $21.44 per diluted common share, compared to $1,174.4 million or $6.70 per diluted common share in 2021, representing an increase of $2,605.3 million or $14.74 per diluted common share. The increase is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PSB, (ii) a $476.6 million increase in self-storage net operating income, and (iii) a $163.7 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable, partially offset by (iv) a $153.5 million increase in depreciation and amortization expense, and (v) a $39.2 million increase in interest expense.

The $476.6 million increase in self-storage net operating income in the nine months ended September 30, 2022 as compared to the same period in 2021 is a result of a $283.2 million increase attributable to our Same Store Facilities and a $193.4 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 15.4% or $315.9 million in the nine months ended September 30, 2022 as compared to the same period in 2021, due primarily to higher realized annual rent per occupied square foot, partially offset by decline in occupancy. Cost of operations for the Same Store Facilities increased by 6.2% or $32.7 million in the nine months ended September 30, 2022 as compared to the same period in 2021, due primarily to increased property tax expense, on-site property manager payroll expense, other direct property costs, and centralized management costs. The increase in net operating income of $193.4 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.

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
For the three months ended September 30, 2022, FFO was $4.66 per diluted common share as compared to $3.61 per diluted common share for the same period in 2021, representing an increase of 29.1%, or $1.05 per diluted common share.
For the nine months ended September 30, 2022, FFO was $13.08 per diluted common share as compared to $9.69 per diluted common share for the same period in 2021, representing an increase of 35.0%, or $3.39 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingency accruals and casualties, unrealized gain on private equity investments and our equity share of merger transaction costs, severance of a senior executive, and casualties from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$2,712,161	$442,327	513.2%	$3,779,666	$1,174,386	221.8%
Eliminate items excluded from FFO:
Depreciation and amortization	218,963	187,611		657,131	505,218
Depreciation from unconsolidated real estate investments	10,599	19,209		44,985	54,485
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,843)	(1,318)		(4,841)	(3,413)
Gains on sale of real estate investments, including our equity share from investments	(1,219)	(12,572)		(54,403)	(31,156)
Gain on sale of equity investment in PS Business Parks, Inc.	$(2,116,839)	$—		$(2,116,839)	$—
FFO allocable to common shares	$821,822	$635,257	29.4%	$2,305,699	$1,699,520	35.7%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange gain	(100,170)	(40,906)		(237,270)	(73,584)
Preferred share redemption charge	—	—		—	16,989
Property losses and tenant claims due to casualties (a)	6,118	4,909		6,118	4,909
Other items	(344)	2,000		422	(543)
Core FFO allocable to common shares	$727,426	$601,260	21.0%	$2,074,969	$1,647,291	26.0%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted Earnings per share	$15.38	$2.52	510.3%	$21.44	$6.70	220.0%
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.29	1.17		3.95	3.17
Gains on sale of real estate investments, including our equity share from investments	(0.01)	(0.08)		(0.31)	(0.18)
Gain on sale of equity investment in PS Business Parks, Inc.	(12.00)	—		(12.00)	—
FFO per share	$4.66	$3.61	29.1%	$13.08	$9.69	35.0%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange gain	(0.57)	(0.23)		(1.35)	(0.42)
Preferred share redemption charge	—	—		—	0.10
Property losses and tenant claims due to casualties (a)	0.04	0.03		0.04	0.03
Other items	—	0.01		—	(0.01)
Core FFO per share	$4.13	$3.42	20.8%	$11.77	$9.39	25.3%

Diluted weighted average common shares	176,328	175,806		176,325	175,398
(a)Property losses and tenant claims due to casualties were related to Hurricane Ian for the three and nine months ended September 30, 2022, and Hurricane Ida for the same periods in 2021, and were included in general and administrative expenses and ancillary cost of operations on the Consolidated Statements of Income.

Analysis of Net Income - Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,282 facilities that we have owned and operated on a stabilized basis since January 1, 2020 (the “Same Store Facilities”), (ii) 338 facilities we acquired since January 1, 2020 (the “Acquired Facilities”), (iii) 150 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2022 (the “Newly Developed and Expanded Facilities”), and (iv) 66 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2020 (the “Other Non-same Store Facilities”). See Note 13 to our September 30, 2022 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$822,527	$717,109	14.7%	$2,360,735	$2,044,851	15.4%
Acquired Facilities	108,989	51,007	113.7%	290,858	94,502	207.8%
Newly Developed and Expanded Facilities	71,362	52,806	35.1%	197,337	140,497	40.5%
Other Non-Same Store Facilities	24,496	19,588	25.1%	68,745	54,000	27.3%
	1,027,374	840,510	22.2%	2,917,675	2,333,850	25.0%
Cost of operations:
Same Store Facilities	189,957	176,444	7.7%	558,217	525,516	6.2%
Acquired Facilities	38,058	16,555	129.9%	101,949	35,693	185.6%
Newly Developed and Expanded Facilities	21,265	18,075	17.6%	59,986	52,710	13.8%
Other Non-Same Store Facilities	6,190	5,925	4.5%	18,801	17,780	5.7%
	255,470	216,999	17.7%	738,953	631,699	17.0%
Net operating income (a):
Same Store Facilities	632,570	540,665	17.0%	1,802,518	1,519,335	18.6%
Acquired Facilities	70,931	34,452	105.9%	188,909	58,809	221.2%
Newly Developed and Expanded Facilities	50,097	34,731	44.2%	137,351	87,787	56.5%
Other Non-Same Store Facilities	18,306	13,663	34.0%	49,944	36,220	37.9%
Total net operating income	771,904	623,511	23.8%	2,178,722	1,702,151	28.0%

Depreciation and amortization expense:
Same Store Facilities	(119,154)	(113,815)	4.7%	(349,185)	(335,958)	3.9%
Acquired Facilities	(74,564)	(52,090)	43.1%	(235,284)	(102,154)	130.3%
Newly Developed and Expanded Facilities	(15,326)	(13,668)	12.1%	(44,730)	(42,179)	6.0%
Other Non-Same Store Facilities	(11,728)	(8,979)	30.6%	(32,409)	(27,848)	16.4%
Total depreciation and amortization expense	(220,772)	(188,552)	17.1%	(661,608)	(508,139)	30.2%

Net income (loss):
Same Store Facilities	513,416	426,850	20.3%	1,453,333	1,183,377	22.8%
Acquired Facilities	(3,633)	(17,638)	(79.4)%	(46,375)	(43,345)	7.0%
Newly Developed and Expanded Facilities	34,771	21,063	65.1%	92,621	45,608	103.1%
Other Non-Same Store Facilities	6,578	4,684	40.4%	17,535	8,372	109.4%
Total net income	$551,132	$434,959	26.7%	$1,517,114	$1,194,012	27.1%

Number of facilities at period end:
Same Store Facilities				2,282	2,282	—
Acquired Facilities				338	188	79.8%
Newly Developed and Expanded Facilities				150	142	5.6%
Other Non-Same Store Facilities				66	66	—
				2,836	2,678	5.9%
Net rentable square footage at period end:
Same Store Facilities				149,476	149,476	—
Acquired Facilities				30,072	15,370	95.7%
Newly Developed and Expanded Facilities				17,320	16,239	6.7%
Other Non-Same Store Facilities				5,310	5,292	0.3%
				202,178	186,377	8.5%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our September 30, 2022 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results of these 2,282 facilities (149.5 million net rentable square feet) that represent approximately 74% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2022. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,282 facilities)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$795,700	$695,556	14.4%	$2,286,214	$1,984,053	15.2%
Late charges and administrative fees	26,827	21,553	24.5%	74,521	60,798	22.6%
Total revenues	822,527	717,109	14.7%	2,360,735	2,044,851	15.4%

Direct cost of operations (a):
Property taxes	72,716	70,021	3.8%	213,947	204,287	4.7%
On-site property manager payroll	29,538	28,189	4.8%	89,769	82,583	8.7%
Repairs and maintenance	14,605	13,121	11.3%	43,350	39,249	10.4%
Utilities	12,020	11,133	8.0%	33,609	31,308	7.3%
Marketing	12,492	9,180	36.1%	32,380	30,653	5.6%
Other direct property costs	20,890	18,894	10.6%	61,209	55,569	10.1%
Total direct cost of operations	162,261	150,538	7.8%	474,264	443,649	6.9%
Direct net operating income (b)	660,266	566,571	16.5%	1,886,471	1,601,202	17.8%

Indirect cost of operations (a):
Supervisory payroll	(8,329)	(8,362)	(0.4)%	(26,635)	(27,906)	(4.6)%
Centralized management costs	(16,058)	(13,808)	16.3%	(46,382)	(40,136)	15.6%
Share-based compensation	(3,309)	(3,736)	(11.4)%	(10,936)	(13,825)	(20.9)%
Net operating income	632,570	540,665	17.0%	1,802,518	1,519,335	18.6%
Depreciation and amortization expense	(119,154)	(113,815)	4.7%	(349,185)	(335,958)	3.9%
Net income	$513,416	$426,850	20.3%	$1,453,333	$1,183,377	22.8%

Gross margin (before indirect costs, depreciation and amortization expense)	80.3%	79.0%	1.6%	79.9%	78.3%	2.0%

Gross margin (before depreciation and amortization expense)	76.9%	75.4%	2.0%	76.4%	74.3%	2.8%

Weighted average for the period:
Square foot occupancy	94.5%	96.8%	(2.4)%	95.3%	96.5%	(1.2)%

Realized annual rental income per (c):
Occupied square foot	$22.52	$19.22	17.2%	$21.39	$18.34	16.6%
Available square foot	$21.28	$18.60	14.4%	$20.39	$17.69	15.3%

At September 30:
Square foot occupancy				93.3%	95.7%	(2.5)%
Annual contract rent per occupied square foot (d)				$22.94	$19.49	17.7%

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
Revenues generated by our Same Store Facilities increased 14.7% and 15.4% in the three and nine months ended September 30, 2022, in each case as compared to the same period in 2021, due primarily to a 17.2% and 16.6% increase in realized annual rent per occupied square foot for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.
Our growth in revenues, realized annual rent per occupied square foot, and REVPAF for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was evident in each of our markets. Our weighted average square foot occupancy remained strong across our markets for the three and nine months ended September 30, 2022.
The increase of realized annual rent per occupied square foot in the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was due to rate increases to existing long-term tenants in substantially all of our markets in 2022 as compared to curtailed increases in certain markets in 2021, combined with a 2.8% and 10.0% increase in average rates per square foot charged to new tenants moving in during the three and nine months ended September 30, 2022 as compared to the same periods in 2021, as a result of strong customer demand in most of our markets. These improvements were partially offset by increases in move-out activity and promotional discounts given during the three and nine months ended September 30, 2022 as compared to the same periods in 2021. At September 30, 2022, annual contract rent per occupied square foot was 17.7% higher as compared to September 30, 2021.
We experienced high occupancy levels throughout the first nine months of 2022, although our average square foot occupancy levels decreased 2.4% and 1.2% on a year over year basis during the three and nine months ended September 30, 2022, respectively. Year over year move-out volumes increased 12.3% and 9.0% and year over year move-in volumes increased 9.1% and 2.2% in the three and nine months ended September 30, 2022, respectively, leading to a lower square foot occupancy at September 30, 2022 of 93.3% as compared to 95.7% at September 30, 2021. In addition, during the quarter ended September 30, 2022, move-out volumes exceeded move-in volumes resulting in lower occupancy at September 30, 2022 compared to June 30, 2022.
Move-out volumes were partially impacted by rental rates increases to our existing tenants in the three and nine months ended September 30, 2022 as compared to the same periods in 2021. However, move-out activity from tenants not receiving increases was also higher in 2022 compared to the same periods in 2021 but remains below pre-2020 levels. Average length of stay of our tenants increased in the three and nine months ended September 30, 2022 as compared to the same periods in 2021, which supports our revenue growth by contributing to the number of tenants eligible for rental rate increases.
In order to attract more new tenants to replace those that vacated in the quarter ended September 30, 2022, we took a number of actions including increasing promotional discounting, moderating the year over year growth of rental rates to new customers and increasing marketing expense.
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
We expect continued revenue growth during the remainder of 2022 supported by consistently high customer demand and a stable tenant base leading to increasing realized annual rent per occupied square foot while maintaining a high level of occupancy.
Late Charges and Administrative Fees
Late charges and administrative fees increased 24.5% and 22.6% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts compared to the same periods in 2021 and to a lesser extent (ii) higher administrative fees charged per move-in combined with higher move-in volumes.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and nine months ended September 30, 2022 and 2021. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$18.97	$18.45	2.8%	$18.58	$16.89	10.0%
Square footage	25,784	23,623	9.1%	73,067	71,473	2.2%
Contract rents gained from move-ins	$122,281	$108,961	12.2%	$1,018,189	$905,384	12.5%
Promotional discounts given	$12,625	$5,941	112.5%	$31,629	$30,253	4.5%

Tenants moving out during the period:
Average annual contract rent per square foot	$21.41	$18.19	17.7%	$20.42	$17.15	19.1%
Square footage	27,991	24,936	12.3%	75,235	69,021	9.0%
Contract rents lost from move-outs	$149,822	$113,396	32.1%	$1,152,224	$887,783	29.8%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 7.7% and 6.2% in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase during the three-month period is due primarily to increased property tax expense, marketing expense, other direct property costs and centralized management costs, while the increase during the nine-month period is due primarily to increased property tax expense, on-site property manager payroll expense, other direct property costs and centralized management costs.

Property tax expense increased 3.8% and 4.7% in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, as a result of higher recently assessed values.
On-site property manager payroll expense increased 4.8% and 8.7% in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase is primarily due to wage increases effective in late 2021 in response to competitive labor conditions experienced in most geographical markets. We expect on-site property manager payroll expense to increase, to a lesser extent, in the remainder of 2022 as compared to 2021 due in part to continued competitive labor conditions.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 36.1% and 5.6% in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, by utilizing a higher volume of online paid search programs to attract new tenants.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 10.6% and 10.1% in the three and nine months ended September 30, 2022, respectively, as compared to 2021. The increase was due primarily to an increase in credit card fees as result of a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, facilities management, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 16.3% and 15.6% in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase was due primarily to an increase in technology and data team costs that support property operations. We expect increases in centralized management costs in the remainder of 2022 due to continued investment in our technology and data platforms that support our property operations.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of September 30, 2022		Three Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	212	15.3	$34.03	$27.82	22.3%	96.5%	98.4%	(1.9)%	$32.85	$27.37	20.0%
San Francisco	128	7.8	32.32	28.69	12.7%	94.9%	97.1%	(2.3)%	30.69	27.85	10.2%
New York	90	6.4	31.59	27.94	13.1%	94.2%	96.5%	(2.4)%	29.77	26.98	10.3%
Miami	83	5.8	29.08	23.20	25.3%	94.9%	97.5%	(2.7)%	27.60	22.62	22.0%
Seattle-Tacoma	86	5.7	26.06	22.64	15.1%	94.2%	96.0%	(1.9)%	24.54	21.72	13.0%
Washington DC	90	5.5	26.20	23.39	12.0%	93.4%	95.5%	(2.2)%	24.47	22.33	9.6%
Chicago	129	8.1	20.07	17.31	15.9%	93.4%	96.2%	(2.9)%	18.73	16.66	12.4%
Dallas-Ft. Worth	106	7.0	17.92	15.31	17.0%	94.2%	96.2%	(2.1)%	16.89	14.73	14.7%
Atlanta	101	6.6	18.03	15.06	19.7%	93.5%	97.1%	(3.7)%	16.86	14.62	15.3%
Houston	95	6.8	16.44	14.03	17.2%	93.2%	94.7%	(1.6)%	15.33	13.29	15.3%
Orlando-Daytona	70	4.5	18.73	15.29	22.5%	95.6%	96.3%	(0.7)%	17.91	14.72	21.7%
Philadelphia	56	3.5	21.60	19.09	13.1%	93.7%	97.5%	(3.9)%	20.23	18.62	8.6%
West Palm Beach	37	2.6	26.34	22.01	19.7%	95.0%	96.7%	(1.8)%	25.03	21.28	17.6%
Tampa	51	3.4	19.60	16.12	21.6%	94.5%	96.7%	(2.3)%	18.52	15.60	18.7%
Charlotte	50	3.8	15.62	12.94	20.7%	95.0%	96.7%	(1.8)%	14.85	12.51	18.7%
All other markets	898	56.7	18.53	16.05	15.5%	94.5%	96.8%	(2.4)%	17.51	15.54	12.7%
Totals	2,282	149.5	$22.52	$19.22	17.2%	94.5%	96.8%	(2.4)%	$21.28	$18.60	14.4%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$128,223	$106,642	20.2%	$16,361	$14,847	10.2%	$2,828	$2,495	13.3%	$109,034	$89,300	22.1%
San Francisco	61,163	55,391	10.4%	9,119	8,995	1.4%	1,619	1,566	3.4%	50,425	44,830	12.5%
New York	48,976	44,463	10.2%	11,232	10,589	6.1%	1,295	1,304	(0.7)%	36,449	32,570	11.9%
Miami	41,604	34,062	22.1%	7,467	7,568	(1.3)%	996	962	3.5%	33,141	25,532	29.8%
Seattle-Tacoma	35,926	31,739	13.2%	5,876	5,462	7.6%	984	973	1.1%	29,066	25,304	14.9%
Washington DC	34,937	31,810	9.8%	7,197	6,680	7.7%	1,030	941	9.5%	26,710	24,189	10.4%
Chicago	39,521	35,024	12.8%	14,522	13,904	4.4%	1,450	1,396	3.9%	23,549	19,724	19.4%
Dallas-Ft. Worth	30,654	26,629	15.1%	6,846	6,243	9.7%	1,116	1,092	2.2%	22,692	19,294	17.6%
Atlanta	29,407	25,376	15.9%	5,582	4,545	22.8%	1,152	1,129	2.0%	22,673	19,702	15.1%
Houston	27,171	23,391	16.2%	7,758	7,392	5.0%	1,052	1,054	(0.2)%	18,361	14,945	22.9%
Orlando-Daytona	20,738	17,036	21.7%	3,948	3,309	19.3%	872	792	10.1%	15,918	12,935	23.1%
Philadelphia	18,605	17,053	9.1%	3,924	3,728	5.3%	671	651	3.1%	14,010	12,674	10.5%
West Palm Beach	17,023	14,423	18.0%	3,615	3,138	15.2%	478	474	0.8%	12,930	10,811	19.6%
Tampa	16,290	13,696	18.9%	3,470	3,052	13.7%	573	564	1.6%	12,247	10,080	21.5%
Charlotte	14,762	12,404	19.0%	2,468	2,421	1.9%	575	511	12.5%	11,719	9,472	23.7%
All other markets	257,527	227,970	13.0%	52,876	48,665	8.7%	11,005	10,002	10.0%	193,646	169,303	14.4%
Totals	$822,527	$717,109	14.7%	$162,261	$150,538	7.8%	$27,696	$25,906	6.9%	$632,570	$540,665	17.0%

Same Store Facilities Operating Trends by Market (Continued)

	As of September 30, 2022		Nine Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	212	15.3	$31.78	$27.05	17.5%	97.2%	98.2%	(1.0)%	$30.87	$26.55	16.3%
San Francisco	128	7.8	31.14	27.80	12.0%	95.6%	97.4%	(1.8)%	29.77	27.08	9.9%
New York	90	6.4	30.17	27.08	11.4%	95.0%	96.5%	(1.6)%	28.67	26.13	9.7%
Miami	83	5.8	27.47	21.78	26.1%	96.1%	97.1%	(1.0)%	26.41	21.14	24.9%
Seattle-Tacoma	86	5.7	24.80	21.60	14.8%	94.8%	95.7%	(0.9)%	23.52	20.67	13.8%
Washington DC	90	5.5	25.14	22.30	12.7%	93.9%	95.7%	(1.9)%	23.61	21.34	10.6%
Chicago	129	8.1	18.98	16.30	16.4%	94.4%	96.0%	(1.7)%	17.91	15.64	14.5%
Dallas-Ft. Worth	106	7.0	17.04	14.41	18.3%	95.0%	95.9%	(0.9)%	16.19	13.82	17.1%
Atlanta	101	6.6	17.09	14.14	20.9%	94.5%	96.1%	(1.7)%	16.15	13.60	18.8%
Houston	95	6.8	15.63	13.32	17.3%	94.0%	94.4%	(0.4)%	14.68	12.58	16.7%
Orlando-Daytona	70	4.5	17.56	14.47	21.4%	96.2%	96.2%	—%	16.89	13.92	21.3%
Philadelphia	56	3.5	20.67	18.21	13.5%	95.1%	97.4%	(2.4)%	19.66	17.73	10.9%
West Palm Beach	37	2.6	24.99	20.63	21.1%	96.2%	96.7%	(0.5)%	24.05	19.95	20.6%
Tampa	51	3.4	18.57	15.09	23.1%	95.3%	96.3%	(1.0)%	17.69	14.53	21.7%
Charlotte	50	3.8	14.75	12.14	21.5%	95.5%	95.9%	(0.4)%	14.08	11.65	20.9%
All other markets	898	56.7	17.70	15.22	16.3%	95.2%	96.4%	(1.2)%	16.85	14.67	14.9%
Totals	2,282	149.5	$21.39	$18.34	16.6%	95.3%	96.5%	(1.2)%	$20.39	$17.69	15.3%

Same Store Facilities Operating Trends by Market (Continued)

	Nine Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$361,373	$310,217	16.5%	$47,353	$43,933	7.8%	$8,461	$8,075	4.8%	$305,559	$258,209	18.3%
San Francisco	177,885	161,323	10.3%	26,318	25,394	3.6%	5,053	4,979	1.5%	146,514	130,950	11.9%
New York	141,802	129,251	9.7%	34,673	31,942	8.5%	4,001	4,076	(1.8)%	103,128	93,233	10.6%
Miami	119,163	95,565	24.7%	21,123	20,431	3.4%	3,061	3,103	(1.4)%	94,979	72,031	31.9%
Seattle-Tacoma	103,222	90,523	14.0%	17,424	16,793	3.8%	2,930	3,041	(3.7)%	82,868	70,689	17.2%
Washington DC	101,040	91,109	10.9%	21,157	20,026	5.6%	3,107	3,009	3.3%	76,776	68,074	12.8%
Chicago	113,152	98,584	14.8%	43,427	38,191	13.7%	4,473	4,330	3.3%	65,252	56,063	16.4%
Dallas-Ft. Worth	88,006	75,037	17.3%	19,597	18,449	6.2%	3,404	3,461	(1.6)%	65,005	53,127	22.4%
Atlanta	84,440	70,907	19.1%	16,259	14,099	15.3%	3,582	3,664	(2.2)%	64,599	53,144	21.6%
Houston	77,818	66,414	17.2%	21,808	21,097	3.4%	3,173	3,311	(4.2)%	52,837	42,006	25.8%
Orlando-Daytona	58,682	48,397	21.3%	11,285	10,174	10.9%	2,648	2,478	6.9%	44,749	35,745	25.2%
Philadelphia	54,176	48,695	11.3%	11,941	11,455	4.2%	2,038	2,031	0.3%	40,197	35,209	14.2%
West Palm Beach	49,032	40,602	20.8%	9,921	8,783	13.0%	1,440	1,515	(5.0)%	37,671	30,304	24.3%
Tampa	46,639	38,311	21.7%	9,716	8,841	9.9%	1,790	1,808	(1.0)%	35,133	27,662	27.0%
Charlotte	41,942	34,659	21.0%	7,117	6,808	4.5%	1,735	1,626	6.7%	33,090	26,225	26.2%
All other markets	742,363	645,257	15.0%	155,145	147,233	5.4%	33,057	31,360	5.4%	554,161	466,664	18.7%
Totals	$2,360,735	$2,044,851	15.4%	$474,264	$443,649	6.9%	$83,953	$81,867	2.5%	$1,802,518	$1,519,335	18.6%

Acquired Facilities
The Acquired Facilities represent 338 facilities that we acquired in 2020, 2021, and 2022. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2020 Acquisitions	$20,118	$15,613	$4,505	$55,599	$38,451	$17,148
2021 Acquisitions	84,008	35,394	48,614	228,183	56,051	172,132
2022 Acquisitions	4,863	—	4,863	7,076	—	7,076
Total revenues	108,989	51,007	57,982	290,858	94,502	196,356

Cost of operations (b):
2020 Acquisitions	6,780	6,113	667	19,857	18,990	867
2021 Acquisitions	28,679	10,442	18,237	77,936	16,703	61,233
2022 Acquisitions	2,599	—	2,599	4,156	—	4,156
Total cost of operations	38,058	16,555	21,503	101,949	35,693	66,256

Net operating income:
2020 Acquisitions	13,338	9,500	3,838	35,742	19,461	16,281
2021 Acquisitions	55,329	24,952	30,377	150,247	39,348	110,899
2022 Acquisitions	2,264	—	2,264	2,920	—	2,920
Net operating income	70,931	34,452	36,479	188,909	58,809	130,100
Depreciation and amortization expense	(74,564)	(52,090)	(22,474)	(235,284)	(102,154)	(133,130)
Net loss	$(3,633)	$(17,638)	$14,005	$(46,375)	$(43,345)	$(3,030)

At September 30:
Square foot occupancy:
2020 Acquisitions				90.8%	90.0%	0.9%
2021 Acquisitions				85.5%	87.0%	(1.7)%
2022 Acquisitions				78.8%	—	—
				85.7%	88.0%	(2.6)%
Annual contract rent per occupied square foot:
2020 Acquisitions				$17.22	$14.03	22.7%
2021 Acquisitions				17.72	17.57	0.9%
2022 Acquisitions				11.11	—	—
				$17.00	$16.38	3.8%
Number of facilities:
2020 Acquisitions				62	62	—
2021 Acquisitions				232	126	106
2022 Acquisitions				44	—	44
				338	188	150
Net rentable square feet (in thousands) (c):
2020 Acquisitions				5,075	5,075	—
2021 Acquisitions				21,830	10,295	11,535
2022 Acquisitions				3,167	—	3,167
				30,072	15,370	14,702

ACQUIRED FACILITIES (Continued)

As of September 30, 2022
Costs to acquire (in thousands):
2020 Acquisitions	$796,065
2021 Acquisitions	5,115,276
2022 Acquisitions	501,892
$6,413,233
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The Acquired Facilities have an aggregate of approximately 30.1 million net rentable square feet, including 11.2 million in Texas, 3.8 million in Maryland, 1.2 million in Oklahoma, 1.1 million in Virginia, 0.9 million in North Carolina, 0.8 million in each of Arizona and Colorado, 0.7 million in Ohio, 0.6 million in each of California, Florida, Georgia, Illinois, Minnesota and South Carolina, 0.5 million in each of Idaho, Michigan, Missouri, Nebraska, Oregon and Pennsylvania, 0.4 million in each of Alabama, Indiana, Nevada and Tennessee, 0.3 million in Washington, and 1.1 million in other states.
We have been active in acquiring facilities in recent years. Since the beginning of 2020, we acquired a total of 338 facilities with 30.1 million net rentable square feet for $6.4 billion. During the three and nine months ended September 30, 2022, these facilities contributed net operating income of $70.9 million and $188.9 million, respectively.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion. Included in the Acquisition results in the table above are ezStorage portfolio revenues of $74.7 million, NOI of $59.0 million (including Direct NOI of $61.1 million), and average square footage occupancy of 90.1% for the nine months ended September 30, 2022.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. Included in the Acquisition results in the table above are All Storage portfolio revenues of $57.3 million, NOI of $33.5 million (including Direct NOI of $35.7 million), and average square footage occupancy of 79.3% for the nine months ended September 30, 2022.
We remain active in seeking to acquire additional self-storage facilities through 2022. Subsequent to September 30, 2022, we acquired or were under contract to acquire 33 self-storage facilities across six states with 1.7 million net rentable square feet, for $262.6 million. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties.

Developed and Expanded Facilities
The developed and expanded facilities include 59 facilities that were developed on new sites since January 1, 2017, and 91 facilities expanded to increase their net rentable square footage. Of these expansions, 51 were completed before 2021, 24 were completed in 2021 or 2022, and 16 are currently in process at September 30, 2022. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2017	$9,324	$7,317	$2,007	$25,865	$20,021	$5,844
Developed in 2018	9,712	7,569	2,143	26,995	20,391	6,604
Developed in 2019	4,423	3,313	1,110	12,046	8,470	3,576
Developed in 2020	1,782	1,062	720	4,940	2,093	2,847
Developed in 2021	2,390	558	1,832	5,750	706	5,044
Developed in 2022	137	—	137	137	—	137
Expansions completed before 2021	25,116	19,077	6,039	69,933	49,772	20,161
Expansions completed in 2021 or 2022	12,924	7,935	4,989	34,733	21,691	13,042
Expansions in process	5,554	5,975	(421)	16,938	17,353	(415)
Total revenues	71,362	52,806	18,556	197,337	140,497	56,840

Cost of operations (b):
Developed in 2017	2,622	2,540	82	7,946	7,461	485
Developed in 2018	2,896	2,669	227	7,883	7,774	109
Developed in 2019	1,395	1,222	173	4,267	3,917	350
Developed in 2020	456	432	24	1,311	1,275	36
Developed in 2021	1,010	400	610	2,697	890	1,807
Developed in 2022	236	—	236	236	—	236
Expansions completed before 2021	8,256	7,433	823	23,299	21,801	1,498
Expansions completed in 2021 or 2022	3,200	2,190	1,010	8,857	5,949	2,908
Expansions in process	1,194	1,189	5	3,490	3,643	(153)
Total cost of operations	21,265	18,075	3,190	59,986	52,710	7,276

Net operating income (loss):
Developed in 2017	6,702	4,777	1,925	17,919	12,560	5,359
Developed in 2018	6,816	4,900	1,916	19,112	12,617	6,495
Developed in 2019	3,028	2,091	937	7,779	4,553	3,226
Developed in 2020	1,326	630	696	3,629	818	2,811
Developed in 2021	1,380	158	1,222	3,053	(184)	3,237
Developed in 2022	(99)	—	(99)	(99)	—	(99)
Expansions completed before 2021	16,860	11,644	5,216	46,634	27,971	18,663
Expansions completed in 2021 or 2022	9,724	5,745	3,979	25,876	15,742	10,134
Expansions in process	4,360	4,786	(426)	13,448	13,710	(262)
Net operating income	50,097	34,731	15,366	137,351	87,787	49,564
Depreciation and amortization expense	(15,326)	(13,668)	(1,658)	(44,730)	(42,179)	(2,551)
Net income	$34,771	$21,063	$13,708	$92,621	$45,608	$47,013

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of September 30,
	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2017	90.8%	91.7%	(1.0)%
Developed in 2018	89.4%	90.5%	(1.2)%
Developed in 2019	88.4%	89.9%	(1.7)%
Developed in 2020	93.1%	90.0%	3.4%
Developed in 2021	82.7%	44.0%	88.0%
Developed in 2022	25.8%	—	—
Expansions completed before 2021	88.0%	87.3%	0.8%
Expansions completed in 2021 or 2022	83.9%	85.7%	(2.1)%
Expansions in process	80.8%	93.5%	(13.6)%
	85.9%	87.4%	(1.7)%
Annual contract rent per occupied square foot:
Developed in 2017	$19.52	$15.35	27.2%
Developed in 2018	20.72	16.18	28.1%
Developed in 2019	18.20	13.65	33.3%
Developed in 2020	21.46	15.16	41.6%
Developed in 2021	17.72	13.64	29.9%
Developed in 2022	16.19	—	—
Expansions completed before 2021	16.16	12.86	25.7%
Expansions completed in 2021 or 2022	21.58	18.51	16.6%
Expansions in process	26.28	22.47	17.0%
	$19.01	$15.30	24.2%
Number of facilities:
Developed in 2017	16	16	—
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	4	2
Developed in 2022	5	—	5
Expansions completed before 2021	51	51	—
Expansions completed in 2021 or 2022	24	23	1
Expansions in process	16	16	—
	150	142	8
Net rentable square feet (in thousands) (c):
Developed in 2017	2,040	2,040	—
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	502	179
Developed in 2022	399	—	399
Expansions completed before 2021	6,879	6,879	—
Expansions completed in 2021 or 2022	2,897	2,210	687
Expansions in process	951	1,135	(184)
	17,320	16,239	1,081

As of September 30, 2022
Costs to develop (in thousands):
Developed in 2017	$239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	61,214
Expansions completed before 2021 (d)	478,659
Expansions completed in 2021 or 2022 (d)	168,877
$1,518,890
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 17.3 million net rentable square feet at September 30, 2022, including 5.0 million in Texas, 3.0 million in Florida, 2.2 million in California, 1.5 million in Colorado, 1.4 million in Minnesota, 0.9 million in North Carolina, 0.7 million in Michigan, 0.4 million in each of Missouri, New Jersey, South Carolina and Washington, 0.3 million in Virginia and 0.7 million in other states.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at September 30, 2022. We incurred a total of $647.5 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.1 million net rentable square feet of new storage space.
At September 30, 2022, we had 24 additional facilities in development, which will have a total of 2.1 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $421.0 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at September 30, 2022, and together with additional future expansion activities primarily related to our Same Store Facilities at September 30, 2022, we expect to add a total of 3.0 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $590.9 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2020, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 5.3 million net rentable square feet, including 1.1 million in Texas, 0.6 million in each of Florida and Washington, 0.4 million in each of California and Virginia, 0.3 million in each of Indiana and South Carolina, 0.2 million in each of Georgia, Kentucky, Massachusetts and Tennessee and 0.8 million in other states.
During the three and nine months ended September 30, 2022 and 2021, the average occupancy for these facilities totaled 92.5% and 92.5%, respectively, as compared to 93.9% and 92.6% for the same periods in 2021, and the realized rent per occupied square foot totaled $19.34 and $18.08, respectively, as compared to $15.15 and $14.03 for the same periods in 2021.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $32.2 million and $153.5 million in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily due to newly acquired facilities of $5.1 billion in 2021. We expect continued increases in depreciation expense in the remainder of 2022 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded in the remainder of 2022.

Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$47,960	$42,774	$5,186	$139,842	$123,271	$16,571
Merchandise	7,378	7,384	(6)	21,783	21,932	(149)
Third party property management	5,419	4,263	1,156	14,321	12,455	1,866
Total revenues	60,757	54,421	6,336	175,946	157,658	18,288
Cost of operations:
Tenant reinsurance	12,191	11,029	1,162	27,666	26,115	1,551
Merchandise	4,517	4,476	41	12,948	13,148	(200)
Third party property management	4,864	4,230	634	13,683	12,781	902
Total cost of operations	21,572	19,735	1,837	54,297	52,044	2,253
Net operating income (loss):
Tenant reinsurance	35,769	31,745	4,024	112,176	97,156	15,020
Merchandise	2,861	2,908	(47)	8,835	8,784	51
Third party property management	555	33	522	638	(326)	964
Total net operating income	$39,185	$34,686	$4,499	$121,649	$105,614	$16,035
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.2 million or 12.1% for the three months ended September 30, 2022, and increased $16.6 million or 13.4% for the nine months ended September 30, 2022, in each case as compared to the same period in 2021, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $35.0 million and $104.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $33.8 million and $100.3 million for the same periods in 2021, representing an increase of 3.6% and 3.9%, respectively.
We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events which drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Included in cost of operations are $4.0 million of estimated claims costs related to Hurricane Ian for the three and nine months ended September 30, 2022, as compared to $2.0 million of estimated claims costs related to Hurricane Ida for the same periods in 2021.
Merchandise sales: Sales of locks, boxes, and packing supplies at our self-storage facilities are primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2022.
Third-party property management: At September 30, 2022, we managed 108 facilities for unrelated third parties, and were under contract to manage 67 additional facilities including 62 facilities that are currently under construction. During the nine months ended September 30, 2022, we added 38 facilities to the program, acquired three facilities from the program, and had twelve properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.

Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entities
We account for the equity investments in PSB and Shurgard using the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$3,586	$27,110	$(23,524)	$80,596	$62,494	$18,102
Shurgard	4,594	5,750	(1,156)	19,533	18,888	645
Total equity in earnings	$8,180	$32,860	$(24,680)	$100,129	$81,382	$18,747
Investment in PSB: On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB’s common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit, including a $5.25 closing cash dividend per share or unit, and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion, which was classified within gain on sale of our equity investment in PS Business Parks, Inc. in the Consolidated Statement of Income. Accordingly, equity in earnings from PSB for the three and nine months ended September 30, 2022 reflect activities through the merger date, July 20, 2022.
Included in our equity earnings from PSB for the nine months ended September 30, 2022 is our equity share of gains on sale of real estate totaling $49.1 million (none for the three months ended September 30, 2022), as compared to $12.4 million and $20.3 million for three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, our equity share of earnings from PSB contributed $5.6 million and $57.7 million, respectively, to Core FFO, as compared to $24.8 million and $74.5 million for the same periods in 2021.
As a result of closing the sale of PSB, we will no longer recognize equity in earnings from PSB in the future.
Investment in Shurgard: Included in our equity earnings from Shurgard for the nine months ended September 30, 2022 is our equity share of gains on sale of real estate totaling $3.5 million.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 0.980 U.S. Dollars per Euro at September 30, 2022 (1.134 at December 31, 2021), and average exchange rates of 1.008 and 1.179 for the three months ended September 30, 2022 and 2021, respectively, and average exchange rates of 1.065 and 1.196 for the nine months ended September 30, 2022 and 2021, respectively. Accordingly, our equity in earnings from Shurgard was negatively impacted by the strengthening of the U.S. Dollar against the Euro by approximately 14.5% and 11.0% for the three and nine months ended September 30, 2022, respectively.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)

Share-based compensation expense	$9,335	$9,747	$(412)	$30,167	$30,291	$(124)
Development and acquisition costs	2,571	1,885	686	9,085	6,580	2,505
Federal and State tax expense and related compliance costs	5,546	4,306	1,240	11,661	8,261	3,400
Legal costs	1,100	3,717	(2,617)	2,320	6,060	(3,740)
Corporate management costs	5,620	4,304	1,316	16,314	13,218	3,096
Other costs	5,329	7,723	(2,394)	11,854	14,586	(2,732)
Total	$29,501	$31,682	$(2,181)	$81,401	$78,996	$2,405
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(Amounts in thousands)

Interest earned on cash balances	$8,149	$18	$8,131	$10,307	$48	$10,259
Commercial operations	3,011	1,961	1,050	7,259	6,158	1,101
Unrealized gain on private equity investments	344	—	344	4,641	—	4,641
Other	1,232	1,377	(145)	4,187	3,115	1,072
Total	$12,736	$3,356	$9,380	$26,394	$9,321	$17,073
Interest expense: For the three and nine months ended September 30, 2022, we incurred $35.8 million and $104.4 million, respectively, of interest on our outstanding notes payable, as compared to $24.6 million and $63.6 million for the same periods in 2021. In determining interest expense, these amounts were offset by capitalized interest of $1.7 million and $4.2 million during the three and nine months ended September 30, 2022, respectively, associated with our development activities, as compared to $0.9 million and $2.6 million for the same periods in 2021. The increase of interest expense in the three and nine months ended September 30, 2022 as compared to the same periods in 2021 is due to our issuances of debt to fund our 2021 acquisition activity. At September 30, 2022, we had $6.7 billion of notes payable outstanding, with a weighted average interest rate of approximately 1.9%.
Foreign Currency Exchange Gain: For the three and nine months ended September 30, 2022, we recorded foreign currency gains of $100.2 million and $237.3 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and nine months ended September 30, 2021, we recorded foreign currency gains of $40.9 million and $73.6 million, respectively. The Euro was translated at exchange rates of approximately 0.980 U.S. Dollars per Euro at September 30, 2022, 1.134 at December 31, 2021, 1.159 at September 30, 2021 and 1.226 at December 31, 2020. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on Sale of Real Estate: In the three and nine months ended September 30, 2022, we recorded $1.5 million in gains, and in the three and nine months ended September 30, 2021, we recorded gains totaling $0.3 million and $13.7 million, respectively, in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, we are nonetheless able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. Our annual operating retained cash flow increased from $200 million to $300 million per year in recent years to approximately $700 million in 2021.
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
We have a $500.0 million revolving line of credit which we are able to use as temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2022 and November 1, 2022, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $18.6 million of outstanding letters of credit which limits our borrowing capacity to $481.4 million as of November 1, 2022. Our line of credit matures on April 19, 2024.
We believe that we have significant financial flexibility to adapt to changing conditions and opportunities and we have significant access to sources of capital including debt and preferred equity. While the costs of financing have increased recently, based on our strong credit profile and our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions were to change significantly in the long run, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.
Our current and expected capital resources include: (i) $883.8 million of cash as of September 30, 2022 and (ii) approximately $600.0 million of expected retained operating cash flow over the next twelve months. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $19.4 million of principal payments on debt in the remainder of 2022 and throughout 2023, (ii) $262.6 million in property acquisitions currently under contract, and (iii) $605.5 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
Over the long term, to the extent that our cash requirements exceed our capital resources, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Cash Requirements
The following summarizes our expected material cash requirements which comprise (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these cash requirements through operating cash flow and opportunistic debt and equity financings.
Required Debt Repayments: As of September 30, 2022, the principal outstanding on our debt totaled approximately $6.8 billion, consisting of $21.0 million of secured notes payable, $1.5 billion of Euro-denominated unsecured notes payable and $5.3 billion of U.S. Dollar denominated unsecured notes payable. Approximate principal maturities and interest payments are as follows (amounts in thousands):

Remainder of 2022	$33,971
2023	147,164
2024	916,091
2025	344,661
2026	1,250,688
Thereafter	4,824,794
$7,517,369
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
Capital expenditures totaled $329.3 million in the first nine months of 2022 and are expected to approximate $400 million to $450 million for the year ending December 31, 2022. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage, upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $175 million in the first nine months of 2022 and expect to spend $220 million in 2022 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which approximated $39 million for the nine months ended September 30, 2022 and we expect to spend $50 million in 2022.
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
On October 26, 2022, our Board declared a regular common quarterly dividend of $2.00 per common share totaling approximately $350 million, which will be paid at the end of December 2022. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our Preferred Shares outstanding at September 30, 2022 is approximately $194.7 million per year.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to September 30, 2022, we acquired or were under contract to acquire 33 self-storage facilities for a total purchase price of $262.6 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of September 30, 2022, we had development and expansion projects at a total cost of approximately $1.0 billion. Costs incurred through September 30, 2022 were $406.4 million, with the remaining cost to complete of $605.5 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of November 1, 2022, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million) and our 5.050% Series G Preferred Shares ($300.0 million). See Note 9 to our September 30, 2022 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three and nine months ended September 30, 2022, we did not repurchase any of our common shares. From the inception of the repurchase program through November 1, 2022, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt is our only market-risk sensitive portion of our capital structure, which totals approximately $6.7 billion at September 30, 2022.
The fair value of our debt at September 30, 2022 is approximately $5.8 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 1.9% at September 30, 2022. See Note 7 to our September 30, 2022 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

Debt	$212	$19,219	$798,108	$237,266	$1,150,138	$4,577,020	$6,781,963
We have foreign currency exposure at September 30, 2022 related to (i) our investment in Shurgard, with a book value of $252.6 million, and a fair value of $1.3 billion based upon the closing price of Shurgard’s stock on September 30, 2022, and (ii) €1.5 billion ($1.5 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through November 1, 2022, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2022. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
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

DATED: November 1, 2022
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President and Chief Financial Officer