Form 10-K
period 2022-12-31
Public Storage
filed 2023-02-21
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022.
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
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2022:
Common Shares, $0.10 par value per share – $47,054,755,000 (computed on the basis of $312.67 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2022).
As of February 16, 2023, there were 175,757,442 outstanding Common Shares, $0.10 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Public Storage
Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I
ITEM 1.    Business
Cautionary Statement Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2023 outlook and all underlying assumptions, our proposal to acquire Life Storage, Inc. (“Life Storage”), our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and a potential future recession, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “expects,”  “believes,”  “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” of this report and in our other filings with the Securities and Exchange Commission (the “SEC”). These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, our ability to consummate acquisition transactions, including our proposed acquisition of Life Storage, and to realize the intended benefits of such transactions, adverse economic effects from the COVID-19 Pandemic, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from inflation, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this cautionary statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events, or circumstances after the date of these forward looking statements, except when expressly required by law. Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.
General Discussion of our Business
Public Storage (referred to herein as the “Company,” “we,” “us,” or “our”), a Maryland real estate investment trust that has elected to be taxed as a real estate investment trust (“REIT”), was organized in 1980. Our principal business activities include the ownership, development, and operation of self-storage facilities and other related operations including tenant reinsurance and third-party self-storage management. We are the industry leading owner and operator of self-storage properties, with the most recognized brand in the self-storage industry, including our ubiquitous orange color.
Self-storage Operations:
We acquire, develop, own, and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the United States (“U.S.”), with physical presence in most major markets and 40 states. We believe our scale, brand name, and technology platform afford us competitive advantages. At December 31, 2022, we held interests in and consolidated 2,869 self-storage facilities (an aggregate of 204 million net rentable square feet of space) operating under the Public Storage® name.

Other Operations:
We manage insurance programs whereby customers at our facilities, including those we manage for third parties, have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their stored goods. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures these policies and thereby assumes all risk of losses under the policies. This subsidiary receives from the non-affiliated insurance company reinsurance premiums substantially equal to the premiums collected from our tenants. These policies cover claims for losses related to specified events up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program but purchase insurance from an independent third party insurer to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. At December 31, 2022, there were approximately 1.2 million certificates of insurance held by our self-storage customers, representing aggregate coverage of approximately $5.6 billion.
At December 31, 2022, we managed 114 facilities for third parties, and were under contract to manage 78 additional facilities including 73 facilities that are currently under construction. In addition, we sell merchandise, primarily locks and cardboard boxes at our self-storage facilities.
We hold a 35% interest in Shurgard Self Storage Limited (“Shurgard”). Shurgard is a public company traded on Euronext Brussels under the “SHUR” symbol. At December 31, 2022, Shurgard owned and operated 266 self-storage facilities (15 million net rentable square feet) located in seven countries in Western Europe under the Shurgard® name. We previously held a significant equity interest in PS Business Parks, Inc. (“PSB”), which we sold in July 2022 in connection with PSB’s merger with an unaffiliated third party.
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
We file annually with the SEC annual reports on Form 10-K, which include consolidated financial statements certified by our independent registered public accountants. We also file quarterly with the SEC quarterly reports on Form 10-Q, which include unaudited consolidated financial statements. We expect to continue such reporting.
On our website, www.publicstorage.com, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements, and other reports required to be filed with or furnished to the SEC, as well as all supplements and amendments to those filings, as soon as reasonably practicable after the filings, supplements, and amendments are electronically filed with or furnished to the SEC. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Competition
Ownership and operation of self-storage facilities is highly fragmented. As the largest owner of self-storage facilities, we believe that we own approximately 9% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 20%, with the remaining 80% owned by regional and local operators. We believe our Public Storage® brand awareness, as well as our digital customer experience described below, provide us with a competitive advantage in acquiring and retaining customers relative to other self-storage operators.
The high level of ownership fragmentation in the industry is partially attributable to the relative simplicity of managing a local self-storage facility, such that small-scale owners can operate self-storage facilities at a basic level of profitability without significant managerial or operational infrastructure. Our facilities compete with nearby self-storage facilities owned by other operators, who use marketing channels, including Internet advertising, signage, and banners, and offer services similar to ours. As a result, competition is significant and affects the occupancy levels, rental rates, rental income, and operating expenses of our facilities. However, we believe that the economies of scale inherent in this business result in our being able to operate self-storage facilities at a materially higher level of cash flow per square foot than other operators without our scale.

Technology
We believe technology enables revenue optimization and cost efficiencies. Over the past few years we have invested in additional technologies that we believe have enabled us to operate and compete more effectively by providing customers with an enhanced digital experience.
Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities (such as climate-control), and pricing through the following marketing channels:
•Our Website: The online marketing channel is a key source of customers. Approximately 79% of our move-ins in 2022 were sourced through our website and we believe that many of our other customers who reserved directly through our customer care center or arrived at a facility and moved in without a reservation, have reviewed our pricing and availability online through our website. We seek to update the structure, layout, and content of our website regularly in order to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns, and to maximize users’ likelihood of reserving space on our website.
•Our Customer Care Center: Our customer care center is staffed by skilled sales specialists and customer service representatives. Customers reach our customer care center by calling our advertised toll-free telephone numbers provided on search engines, from our website, the Public Storage App, or from our in-store kiosks. We believe giving customers the option to interact with a live agent, despite the higher marginal cost relative to a reservation made on our website, enhances our ability to close sales with potential customers and results in greater satisfaction. We also have live Internet chat capability as another channel for our customers to engage our agents, cost effectively improving customer responsiveness.
•Our Properties: Customers can also shop for available space at any one of our facilities. Property managers access the same information that is available on our website and to our customer care center agents and can inform the customer of available space at that site or at our other nearby storage facilities. Property managers are trained to maximize the conversion of such “walk in” shoppers into customers. We are expanding the use of in-store kiosks to give customers the options of a full self-service experience or a two-way video assisted service via our existing customer care center.
eRental® move-in process: To further enhance the move-in experience, we offer our eRental® process whereby prospective tenants (including those who initially reserved a space) are able to execute their rental agreement from their smartphone or computer and then go directly to their space on the move-in date. More than half of customers utilized our eRental® process during 2022.
Public Storage App: We maintain an industry leading customer smartphone application. The Public Storage App provides our customers with digital access to our properties, as well as payment and other account management functions.
Centralized information network: Our centralized reporting and information network enables us to identify changing market conditions and operating trends and analyze customer data. Our network allows us to quickly change each of our individual property’s pricing and promotions, and drive marketing spending, such as the relative level of bidding for various paid search terms on paid search engines.
Growth and Investment Strategies
Our ongoing growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring and developing facilities, and (iii) growing ancillary business activities including tenant reinsurance and third-party management services. While our long-term strategy includes each of these elements, in the short term the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.
Improve the operating performance of existing facilities: We regularly update and enhance our strategies to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We maximize revenues through striking the appropriate balance between occupancy and rates to new and existing tenants by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing customers, and (iii) our marketing spending and intensity. We inform these pricing and marketing decisions by observing their impact on web and customer care center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, and the development and documentation of standardized operating procedures.
Acquire existing properties: We seek to capitalize on the fragmentation of the self-storage industry through acquiring attractively priced, well-located existing self-storage facilities. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities. Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities. Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, and our return on capital expectations.
Develop new self-storage facilities and expand existing facilities: The development of new self-storage locations and the expansion of existing facilities has been an important source of our growth. Our operating experience in major markets and experience in stabilizing new properties provides us advantages in developing new facilities. We plan to increase our development activity when we identify attractive risk adjusted return profiles with yields above those of acquisitions. However, our level of development is dependent upon many factors, including the cost and availability of land, the cost and availability of construction materials and labor, zoning and permitting limitations, our cost of capital, the cost of acquiring facilities relative to developing new facilities, and local demand and economic conditions.
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
Compliance with Government Regulations
We are subject to various laws, ordinances, and regulations, including various federal, state, and local regulations that apply generally to the ownership of real property and the operation of self-storage facilities. These include various laws and regulations concerning environmental matters, labor matters, and employee safety and health matters. Further, our insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with certain federal regulations.
We are committed to a long-term environmental stewardship program that reduces emissions of hazardous materials into the environment and the remediation of identified existing environmental concerns, including environmentally-friendly capital initiatives and building and operating properties with high structural resilience and low obsolescence. We accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities that individually or in the aggregate would be material to our overall business, financial condition, or results of operations.
Refer to Item 1A, “Risk Factors” below for a discussion of certain risks related to government regulations, including risks related to environmental regulations, emergency regulations adopted in response to wildfires, flooding, or public health crises that restrict access to our facilities or the rents we can charge our customers, wage regulations, income tax regulations including relating to REIT qualification, and property tax regulations.

Aside from the regulations discussed therein, we are not aware of any government regulations that have resulted or that we expect will result in compliance costs that had or will have a material effect on our capital expenditures, earnings, or competitive position.
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
We have approximately 5,900 employees, including 5,090 customer facing roles (such as property level and customer care center personnel), 380 field management employees, and 430 employees in our corporate operations.
The following is an overview of our key programs and initiatives focused on attracting, developing, and retaining the highest quality talent:
Diversity and Inclusion
We are committed to creating an inclusive and diverse workplace where all employees feel valued, included, and excited to be part of a best-in-class team. Our employees come from all different races, backgrounds, and life experiences, and we celebrate inclusion and value the diversity each person brings to Public Storage. Our commitment to diversity and inclusion makes us a stronger company and instills a sense of pride across our teams as we serve our customers.
In 2021, our Chief Executive Officer signed the CEO Action for Diversity & Inclusion pledge, reflecting our commitment to foster an environment where everyone feels valued and included. This commitment extends not just throughout Public Storage but across the real estate industry. In this regard, in 2022, we made a founding donor contribution to the Nareit Dividends through Diversity, Equity & Inclusion Giving Campaign, which is directed at taking actionable and sustainable measures that support the recruitment, inclusion, development, and advancement of women, black professionals, other people of color, ethnically diverse individuals, and members of other under-represented groups in REITs and the publicly traded real estate industry.
Public Storage hires based on skills, personality, and experience, without regard to age, gender, race, ethnicity, religion, sexual orientation, or other protected characteristic. We maintain policies regarding diversity, equal opportunity, pay-for-performance, discrimination, harassment, and labor (including opposition to child, forced, and compulsory labor). We also maintain a policy of requiring that diverse candidate slates be considered for all director positions and above.
Adherence to our practice of hiring “the best” has fostered a diverse and inclusive employee base that reflects the diversity of the customers we serve. Our commitment to diversity is evident at all levels of the organization. Additionally, by having a balanced mix of generations in the organization, we gain from the experiences each age group brings – our employees are 9% Boomer, 38% Gen X, 36% Gen Y and 17% Gen Z.
We publicly disclose our annual Consolidated EEO-1 report, which reflects the race, ethnicity, and gender composition of our workforce, on the Investor Relations section of our website.

Communication and Engagement
Given the geographically dispersed nature of our business, regular and clear communication is critical to ensuring that employees feel informed, included, and engaged. We communicate through various channels, including email communications, a monthly newsletter and town halls, where we provide employees company strategy and performance updates, employee recognitions and other information and the opportunity to ask questions of our leaders.
In order to better understand the effectiveness of our engagement strategies, we conduct various surveys that measure employee commitment, motivation, and engagement, and solicit employee feedback that helps us improve. In 2022, 85% of our employees participated in our employee engagement survey, an increase from 80% in 2021, and we achieved employee engagement of 76%. We are committed to continuous listening and improvement for our employees, and our feedback tools have guided enhancements for our employees, including the development of additional career progression opportunities and enhancements to our employee compensation and benefits programs.
We believe that the success of our engagement strategies can also be seen through third party surveys and recognition. Among other recognitions, we are proud to be named in 2022 a Great Place to Work® and included on the 2022 Forbes and Statista “America’s Best Large Employers” award list. We have also been recognized by Comparably, Inc. as a “Choice Employer” with an “A+” Culture Score based on employee responses across 18 culture metrics, among other recognitions.
Compensation, Health, Wellness, and Safety
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
We are committed to the total well-being of all our employees and provide resources to help support them in times of need along with access to targeted solutions to help them achieve their personal and financial goals. We provide affordable health plans and programs to virtually all our employees. Anyone working 20 hours or more is eligible to participate in our health benefit offerings, which include medical, dental, vision, flexible and health savings accounts, discount programs, and income protection plans. We also offer a 401(k) plan with generous matching employer contributions to help our employees prepare for retirement. In addition to these programs, we maintain various employee support programs, including access to counseling, life planning tools, and discount programs for fitness, legal services, and home, auto, and pet insurance. Finally, we offer a range of educational tools and resources, including a dedicated health and wellness website, to help empower our employees to maintain a healthy and balanced lifestyle.
We are committed to providing safe self-storage facilities for our customers and employees. We conduct monthly safety trainings at all of our properties and an annual safety training at our headquarters. We did not have any fatal injuries in 2022 and we publicly disclose our employee health and safety data in our annual Sustainability Report.
Training, Development, Growth, and Recognition
We provide robust training and development programs across all levels of Public Storage that are intended to provide our employees with the skills, tools, and knowledge they need to not only grow as individuals but also contribute to the value of the organization through strong engagement.
Most new hires join us as property managers without any experience in the self-storage industry. We provide a hands-on new hire training program that provides close coaching and development. All new hires in leadership roles complete property-level training that gives them a hands-on view of our day-to-day operations at our properties to provide our leaders with an understanding of the fundamentals of our business and operations. We also provide numerous career development opportunities for existing employees across Public Storage, including management training programs. Many of our training and career development programs leverage our online learning platform of training courses and reference materials. Public Storage employees completed over 430,000 formal training hours in 2022. In addition to formal training programs, we also offer a variety of one-on-one coaching, job shadowing, and mentoring programs.

Performance Management and Succession Planning
Our performance management processes are designed to be collaborative, where employees and management work together to plan, monitor, and review the employee’s objectives and career aspirations and set short- and long-term goals to achieve outcomes. This process is continual, with regular opportunities for management and employees to give and receive feedback.
Succession planning is a top priority for management and our Board of Trustees (our “Board”) to ensure business continuity. Leaders at all levels review development opportunities, provide feedback, and facilitate career progression conversations on an ongoing basis to ensure that employees can reach their full potential. Additionally, in 2022, we began development of a new leadership accelerator program for women and diverse employees, which includes individual mentorship and hands-on experiences directed at further enhancing our bench of women and minority leaders and management succession planning.
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
Our management Environmental, Social, and Governance Steering Committee (our “Sustainability Committee”) guides our commitment to sustainability and has primary responsibility for climate-related activities. The Sustainability Committee reports to our Board and its Committees, which oversee all of our sustainability initiatives.
We consider potential environmental impacts—both positive and negative—in our decision making across the business. The following features of our properties reflect our commitment to responsible environmental stewardship:
- Low environmental impact. Our property portfolio has an inherently light footprint. On average, one to two Public Storage employees operate each property at any given time, and our customers are only occasionally on-site because they do not work or reside there. As a result, our properties consume less energy, emit less carbon, use less water, and produce less waste relative to other real estate types.
- Proactive Initiatives. Despite our light environmental footprint, we proactively strive to reduce our impact further through initiatives such as “on demand” LED lighting, solar power generation, and low-water-use landscaping. These are environmentally friendly initiatives that also generate economic returns on invested capital. Additionally, we have recently partnered with The BRE Group to develop a green building certification program for self-storage facilities in the U.S. through its BREEAM® validation and certification system.
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
In regard to climate, we assess risks and opportunities in conjunction with ongoing operating and risk management processes across the company. We give primary consideration to physical, regulatory, legal, market, and reputational risks. Examples of these risks include heat/water stress, natural disasters, pandemics, temperature change, and regulatory compliance. We are addressing potential heat stress risks (e.g., higher energy costs, more frequent power outages, and impacts on our customers and workforce) through initiatives such as converting to LED lighting, solar power generation installation, and analyzing battery storage and microgrids. We are addressing potential water stress risks (e.g., increased costs and decreased availability) through initiatives such as efficient plumbing systems, low-water use irrigation systems, drought tolerant and native landscaping, water run-off controls, and storm water retention. We address the remaining risks primarily through natural disaster resilient development, redevelopment, and capital expenditures.
We will continue to utilize our unique competitive advantages in furthering our environmental stewardship efforts and addressing the effects of climate change. Our commitment includes:
•expanding our greenhouse gas emissions inventory to include Scopes 1, 2, and 3 for the entire portfolio;
•analyzing opportunities to work with our vendors and suppliers on emissions;
•enhancing our internal processes and controls in anticipation of forthcoming SEC climate disclosure rules;
•evaluating the feasibility of instituting well-founded medium and/or long-term greenhouse gas emissions reduction targets or other science-based, climate-focused targets in a manner aligned with the ambitious carbon reduction goals of the Paris Climate Agreement;
•continuing to enhance our environmental management system to further infuse sustainability across our organization, enhance our program, and bolster the results of our sustainability efforts;
•continuing to provide regular updates to our stakeholders on our ongoing efforts through our annual Sustainability Report; and
•continuing publicly to disclose detailed information on our greenhouse gas emissions (consistent with TCFD standards), including through the Carbon Disclosure Project, as well as information on energy and water usage, green energy generation, and similar metrics.
Our annual Sustainability Report, which details our commitment to environmental stewardship along with our results, performance and progress, is accessible on our website at www.publicstorage.com.
Cybersecurity
Public Storage devotes significant resources to protecting and continuing to improve the security of our computer systems, software, networks, and other technology assets. Our security efforts are designed to preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage.
Board Oversight
Our Board considers cybersecurity risk one of the most significant risks to our business. The Board has delegated to the Audit Committee oversight of cybersecurity and other information technology risks affecting the Company. The Audit Committee periodically evaluates our cybersecurity strategy to ensure its effectiveness. Management provides quarterly reports to the Audit Committee regarding cybersecurity and other information technology risks, and the Audit Committee in turn provides reports to the full Board.
As part of our Board refreshment efforts in recent years, we have focused on adding trustees with information technology skills. Currently, ten members of our Board, including all four members of our Audit Committee, have cybersecurity experience from their principal occupation or other professional experience. In addition, several members of our Audit Committee have attended third-party director education courses on cybersecurity since 2021, including cyber risk governance, and privacy issues and trends.

Cybersecurity Risk Identification and Management
A dedicated team of technology professionals works throughout the year to monitor all matters of risk relating to cybersecurity. Our Chief Technology Officer and our Vice President, Management Information Systems, oversee our information security program and report to our executive management team through our Chief Administrative Officer. Their teams are responsible for leading enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes.
We identify and address information security risks by employing a defense-in-depth methodology, consisting of both proactive and reactive elements, that provides multiple, redundant defensive measures and prescribes actions to take in case a security control fails or a vulnerability is exploited. We leverage internal resources, along with strategic external partnerships, to mitigate cybersecurity threats to the Company. We have partnerships for Security Operations Center (SOC) services, penetration testing (PENTEST), incident response (IR), and various third-party assessments. We deploy both commercially available solutions and proprietary systems to manage threats to our information technology environment actively.
Our cybersecurity oversight infrastructure is part of our internal control environment and our controls include information security standards. In addition, we are certified against top information security standards, specifically the Payment Card Industry Data Security Standard (PCI DSS), to ensure we comply with this rigorous standard specifically for the safe handling and protection of credit card data. Annually, we are assessed, either internally or by an independent third-party, against the National Institute of Standards and Technology (NIST) Cyber Security Framework. We also have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers, including the regular review of SOC reports, relevant cyber attestations, and other independent cyber ratings. These processes include technical controls and processes, as well as contractual mechanisms to mitigate risk. Additionally, throughout the year, we utilize reports prepared by our external partners, which provide an independent ranking of our cybersecurity maturity and coverage, to assess our cyber proficiency on an standalone basis and comparatively against peers and other companies. Our cyber proficiency consistently ranks as “advanced.” We also regularly engage appropriate external resources regarding emerging threats to navigate the diverse cybersecurity landscape.
In addition to ensuring adequate safeguards are in place to minimize the chance of a successful cyberattack, the Company has established well-defined response procedures to address any cyber event that may occur despite these robust safeguards. These response procedures are designed to identify, analyze, contain, and remediate such cyber incidents to ensure a timely, consistent, and compliant response to actual or attempted data incidents impacting the Company. Recently, the Company completed two separate Disaster Response and Business Continuity Plan exercises to validate our current readiness, and the Company devotes appropriate resources and enlists partners to adapt to the evolving threat landscape. Each year, the Company tests these response procedures, including through disaster response and business continuity plan exercises, in our continuous effort to adapt to the evolving threat landscape. These exercises are intended to challenge and validate our information security response and resources through simulated cybersecurity incidents, including engagement of outside cybersecurity legal counsel, other third party partners, executive management, and our Board.
The Company takes data protection seriously and ensures every employee understands their role in keeping Public Storage safe from cyber-attacks. We employ a robust information security and training program for our employees, including mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program. As part of this commitment, we require our employees to complete a Cybersecurity Awareness eCourse and acknowledge our Information Security policy each year. In addition, we have an established schedule and process for regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
We have experienced no material information security breaches in the last three years. As such, we have not spent any material amount of capital on addressing information security breaches in the last three years, nor have we incurred any material expenses from penalties and settlements related to a material breach during this same time.
We believe we are adequately insured against losses related to a potential information security breach, and we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.

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
Risks Related to Our Properties and Our Business
Natural disasters, terrorist attacks, civil unrest, or other events that could damage or otherwise disrupt our ability to operate our facilities could adversely impact our business and financial results.
Natural disasters, such as earthquakes, fires, hurricanes, and floods, terrorist attacks, civil unrest, and other events that damage our facilities or our customers' property, or that make our facilities temporarily unavailable, have in the past and may in the future adversely impact our business and financial results. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 14 to our December 31, 2022 consolidated financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. In addition, customer perceptions about the risk of property loss from these events could negatively impact self-storage demand.
We are subject to risks from the consequences of climate change, including severe weather events, as well as the transition to a low-carbon economy and other steps taken to prevent or mitigate climate change.
Our self-storage facilities are located in areas that may be subject to the direct impacts of climate change, such as increased destructive weather events like floods, fires, and drought, which could result in significant damage to our facilities, increased capital expenditures, increased expenses, reduced revenues, or reduced demand for our facilities. Indirect impacts of climate change could also adversely impact our business, including through increased costs, such as insurance costs or regulatory compliance costs. In addition, the ongoing transition to a low-carbon economy presents certain risks for us and our customers, including stranded assets, increased costs, lower profitability, lower property values, lower household wealth, and macroeconomic risks related to high energy costs and energy shortages, among other things. Consistent with our commitment to sustainability in our business operations, we have undertaken a number of initiatives to reduce emissions and energy consumption, water usage, and waste, including through our Property of Tomorrow program, pursuant to which we are upgrading all of our older properties by the end of 2025, which has already resulted in investment of approximately $370 million in improvements through December 31, 2022. In addition, we have made investments in LED lighting and the installation of solar panels of approximately $100 million since 2021 through December 31, 2022. Governmental, political, and societal pressures, including expectations of institutional and activist investors and other interest groups, could require us to accelerate our initiatives and, with it, the costs of their implementation. These same potential governmental, political, and social pressure could in the future result in (i) costly changes to newly developed facilities or retrofits of our existing facilities to reduce carbon emissions through multiple avenues, including changes to insulation, space configuration, lighting, heating, and air conditioning, (ii) increased energy costs as a result of transitioning to less carbon-intensive, but more expensive, sources of energy to operate our facilities, and (iii) consumers reducing their individual carbon footprints by owning fewer durable material consumer goods, collectibles, and other such items requiring storage, resulting in a reduced demand for our self-storage space. In addition, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Operating costs, including property taxes, could increase.
We could be subject to increases in property or other taxes, repair and maintenance costs, payroll, utility costs, insurance premiums, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, supply chain disruptions, and changes to governmental safety and real estate use limitations and other governmental actions. Our property tax expense, which totaled approximately $386.7 million during the year ended December 31, 2022, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies and, accordingly, could be subject to substantial increases if such agencies change their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.
The acquisition of existing properties or self-storage operating companies is subject to risks that may adversely affect our growth and financial results.
We have acquired self-storage facilities and self-storage operating companies in the past, and we expect to continue to do so in the future. We face significant competition for suitable acquisition properties and companies from other real estate investors, including operating companies and private equity funds. As a result, we may be unable to acquire the companies or additional properties we desire or the purchase price for desirable companies or properties may be significantly increased. Failures or unexpected circumstances in integrating facilities or companies that we acquire, or circumstances we did not detect or anticipate during due diligence, such as environmental matters, needed repairs or deferred maintenance, customer collection issues, assumed liabilities, turnover of critical personnel involved in acquired operating companies, or the effects of increased property tax following reassessment of a newly-acquired property, as well as the general risks of real estate investment and mergers and acquisitions, could jeopardize realization of the anticipated earnings from an acquisition.
On February 5, 2023, we disclosed that we have made a proposal to acquire all of the outstanding shares and units of Life Storage for consideration consisting of our common shares. Our public offer followed prior rebuffs by Life Storage of our attempts to negotiate privately, and on February 16, 2023, Life Storage announced it had rejected the offer. While we currently intend to engage in discussions with Life Storage, there can be no assurance that Life Storage will engage with us regarding our proposal or that we and Life Storage will agree to an acquisition transaction. Additionally, Life Storage can avail itself of various takeover defenses, including the ability unilaterally to classify its board of trustees under the Maryland Unsolicited Takeover Act (MUTA). Even if we reach an agreement with Life Storage, there can be no assurance that the conditions to closing such transaction would be satisfied in a timely manner or at all. Further, if a transaction is consummated, there can be no assurance that we will realize the benefits we hope to achieve through the transaction, and the complexities of combining the two companies may result in unknown liabilities and unforeseen increased expenses. If a transaction is not consummated, we nevertheless may incur significant costs associated with our pursuit of the transaction.
Our development program subjects us to risks.
At December 31, 2022, we had a pipeline of development projects totaling $979.6 million (subject to contingencies), and we expect to continue to seek additional development projects. There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, delays caused by weather issues, unforeseen site conditions, or personnel problems. Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.
There is significant competition among self-storage operators and from other storage alternatives.
Our self-storage facilities generate most of our revenue and earnings. Significant competition from self-storage operators, property developers, and other storage alternatives may adversely impact our ability to attract and retain customers and may negatively impact our ability to generate revenue. Competition in the local market areas in which many of our properties are located is significant and affects our occupancy levels, rental rates, and operating expenses. There is also an increasing influx of capital from outside financing sources driving more money, development, and supply into the industry. Development of self-storage facilities may increase, which may intensify competition as newly developed facilities are opened. Development of self-storage facilities by other operators could increase, due to increases in availability of funds for investment or other reasons, and further intensify competition.

Demand for self-storage facilities may be affected by customer perceptions and factors outside of our control.
Significantly lower logistics costs could introduce new competitors, such as valet-style storage services, which may reduce the demand for traditional self-storage. Customer preferences and/or needs for self-storage could change, decline, or shift to other product types, thereby impacting our business model and ability to grow and/or generate revenues. Shifts in population and demographics could cause the geographical distribution of our portfolio to be suboptimal and affect our ability to maintain occupancy and attract new customers. Security incidents could result in the perception that our properties are not safe. If our customers do not feel our properties are safe, they may select competitors for their self-storage needs, or if there is an industry perception of inadequate security generally, customer use of self-storage could be negatively impacted.
Our newly developed and expanded facilities, and facilities that we manage for third party owners, may negatively impact the revenues of our existing facilities.
We continue to develop new self-storage facilities and expand our existing self-storage facilities. In addition, we are seeking to increase the number of self-storage facilities that we manage for third party owners in exchange for a fee, many of which are in the process of stabilization and are near our existing stabilized self-storage facilities. In order to hasten the fill-up of these new facilities, we aggressively price such space during the fill-up period. While we believe that this aggressive pricing allows us to increase our market share relative to our competitors and increase the cash flows of these properties, such pricing and the added capacity may also negatively impact our existing stabilized self-storage facilities that are near these unstabilized facilities.
Many of our existing self-storage facilities may be at a competitive disadvantage to newly developed facilities.
There is a significant level of development of new self-storage facilities, by us and other operators. These newly developed facilities are generally of high quality, with a more fresh and vibrant appearance, more amenities (such as climate control), more attractive office configurations, newer elements, and a more attractive retail presence as compared to many of our existing stabilized self-storage facilities, some of which were built as much as 50 years ago. Such qualitative differentials may negatively impact our ability to compete with these facilities for new tenants and our existing tenants may move to newly developed facilities.
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
Economic conditions can adversely affect our business, financial condition, growth, and access to capital.
Economic downturns or adverse economic or industry conditions, including those related to high levels of inflation, could adversely impact our financial results, growth, and access to capital. Our revenues and operating cash flow can be negatively impacted by reductions in employment and population levels, household and disposable income, and other general economic factors that lead to a reduction in demand for self-storage space in each of the markets in which we operate.
Our ability to raise capital on attractive terms to fund our activities may be adversely affected by challenging market conditions, including high interest rates resulting from government efforts to manage inflation. In periods when the capital and credit markets experience significant volatility, the amounts, sources, and cost of capital available to us may be adversely affected. If we were unable to raise capital at reasonable rates, prospective earnings growth through expanding our asset base could be limited.
We have exposure to European operations through our ownership in Shurgard.
We own approximately 35% of the common shares of Shurgard, and this investment has a $275.8 million book value and a $1.4 billion market value (based upon the closing trading price of Shurgard’s common stock) at December 31, 2022. We recognized $26.4 million in equity in earnings and received $37.8 million in dividends in 2022 with respect to Shurgard.
Shurgard, as an owner, operator, and developer of self-storage facilities, is subject to many of the same risks we are with respect to self-storage. However, through our investment in Shurgard, we are exposed to additional risks unique to the various European markets in which Shurgard operates, which may adversely impact our business and financial results, and many of which are referred to in Shurgard’s public filings. These risks include the following:
•Currency risks: Currency fluctuations can impact the fair value of our investment in Shurgard, our equity earnings, our ongoing dividends, and any other related repatriations of cash.
•Legislative, tax, and regulatory risks: Shurgard is subject to a variety of local, national, and pan-European laws and regulations related to permitting and land use, the environment, labor, and other areas, as well as income, property, sales, and value added and employment tax. These laws and regulations can be difficult to apply or interpret, can vary in each country or locality, and are subject to unexpected changes in their form and application due to regional, national, or local political uncertainty and other factors. Such changes, or Shurgard’s failure to comply with these laws, could subject it to penalties or other sanctions, adverse changes in business processes, and, potentially, adverse income tax, property tax, or other tax burdens.
•Impediments to capital repatriation could negatively impact the realization of our investment in Shurgard: Laws in Europe and the U.S. may create, impede, or increase our cost to repatriate distributions received from Shurgard or proceeds from the sale of Shurgard shares.
•Risks of collective bargaining: Collective bargaining, which is prevalent in certain areas in Europe, could negatively impact Shurgard’s labor costs or operations. Many of Shurgard’s employees participate in various national unions.
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
•Impediments of Shurgard’s public ownership structure: Shurgard’s strategic decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, and selling or acquiring significant assets, are determined by its board of directors. As a result, Shurgard may be precluded from taking advantage of opportunities that we would find attractive but that we may not be able to pursue separately, or it could take actions that we do not agree with.

Public health and other crises, such as the COVID-19 Pandemic, have adversely impacted, and may in the future adversely impact, our business.
Our business is subject to risks from public health and other crises like the COVID-19 Pandemic, including, among others:
•risk of illness or death of our employees or customers;
•negative impacts on economic conditions in our markets, which may reduce the demand for self-storage;
•risk that there could be an out-migration of population from certain high-cost major markets;
•government restrictions that (i) limit or prevent use of our facilities, (ii) limit our ability to increase rent or otherwise limit the rent we can charge, (iii) limit our ability to collect rent or evict delinquent tenants, or (iv) limit our ability to complete development and redevelopment projects;
•risk that we could experience a change in the move-out patterns of our long-term customers due to economic uncertainty and increases in unemployment, which could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates; and
•risk of negative impacts on the cost and availability of debt and equity capital, which could have a material impact upon our capital and growth plans.
We have been and may in the future be adversely impacted by emergency regulations adopted in response to significant events, such as natural disasters or public health crises, that could adversely impact our operations.
In response to significant events, local, state, and federal governments have and may in the future adopt regulations that could impact our operations. For example, in response to wildfires in 2018 and 2019 and floods in 2023, the State of California and some localities in California adopted temporary regulations that imposed certain limits on the rents we could charge at certain of our facilities and the extent to which we could increase rents to existing tenants. Similarly, in response to the COVID-19 Pandemic, certain localities adopted restrictions on the use of certain of our facilities, limited our ability to increase rents, limited our ability to collect rent or evict delinquent tenants, and limited our ability to complete development and redevelopment projects. Similar restrictions could be imposed in the future in response to significant events and these restrictions could adversely impact our operations.
Our marketing and pricing strategies may fail to be effective or may be constrained by factors outside of our control.
Marketing initiatives, including our increasing dependence on Google to source customers, may fail to be effective and could negatively impact financial performance. Approximately 65% of our new storage customers in 2022 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.
In addition, the inability to utilize our pricing methodology due to regulatory or market constraints could also significantly impact our financial results.
We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We have approximately 5,900 employees and 1.8 million customers, and we conduct business at facilities in 40 states. As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions across many jurisdictions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions. Resolution of these claims and actions may divert time and attention by our management and could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee that losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or any available insurance coverage. Any such legal claims, proceedings, and regulatory enforcement actions could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.
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
The failure or disruption of our computer and communications systems, on which we are heavily dependent, could significantly harm our business.
We are heavily dependent upon automated information technology and Internet commerce, with more than half of our new customers coming from the telephone or over the Internet. We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions, and provide other systems services. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, hackers, including through a ransomware attack, computer worms, viruses, and other destructive or disruptive security breaches, and catastrophic events. Such incidents could also result in significant costs to repair or replace such networks or information systems, as well as actual monetary losses in case of a breach that resulted in fraudulent payments or other cash transactions. As a result, our operations could be severely impacted by a natural disaster, terrorist attack, attack by hackers, acts of vandalism, data theft, misplaced or lost data, programming or human error, or other circumstance that results in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures.
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
Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities. Such events could lead to lost future revenues and adversely affect our results of operations, or result in remedial and other costs, fines, or lawsuits, which could be in excess of any available insurance that we have procured.
Ineffective succession planning for our CEO and executive management, as well as for our other key employees, may impact the execution of our strategic plan.
We may not effectively or appropriately identify ready-now succession candidates for our CEO and executive management team, which may negatively impact our ability to meet key strategic goals. Failure to implement succession plans for other key employees may leave us vulnerable to retirements and turnover.
We may fail to protect our intellectual property adequately.
We maintain a portfolio of trademarks and trade dress that we believe are fundamental to the success of the Public Storage® brand. While we actively seek to enforce and expand our rights, our trademark and trade dress could be deemed generic and indistinct and lose protection. We also own and seek to protect other intellectual property, such as propriety systems, processes, data, and other trade secrets that we have collected and developed in the course of operating our business and that we believe provides us with various competitive advantages. Our protections could be inadequate or we could lose rights to our other intellectual property and trade secrets. Competitor use of our trademarks and trade names could lead to likelihood of confusion, tarnishment of our brand, and loss of legal protection for our marks.
Risks Related to Our Ownership, Organization and Structure
Takeover attempts or changes in control could be thwarted, even if beneficial to shareholders.
In certain circumstances, shareholders might desire a change in control or acquisition of us in order to realize a premium over the then-prevailing market price of our shares or for other reasons. However, the following could prevent, deter, or delay such a transaction:
•Provisions of Maryland law may impose limitations that may make it more difficult for a third party to negotiate or effect a business combination transaction or control share acquisition with Public Storage. Currently, our Board has opted not to subject the Company to these provisions of Maryland law, but it could choose to do so in the future without shareholder approval.
•To protect against the loss of our REIT status due to concentration of ownership levels, our declaration of trust generally limits the ability of a person, other than the Hughes family or “designated investment entities” (each as defined in our declaration of trust), to own, actually or constructively, more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares. Our Board may grant, and has previously granted, a specific exemption. These limits could discourage, delay, or prevent a transaction involving a change in control of the Company not approved by our Board.
•Similarly, current provisions of our declaration of trust and powers of our Board could have the same effect, including (1) limitations on removal of trustees, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares, or equity shares on terms approved by our Board without obtaining shareholder approval, (4) the advance notice provisions of our bylaws, and (5) our Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions that could have the effect of delaying, deterring, or preventing a transaction or a change in control.
Holders of our preferred shares have dividend, liquidation, and other rights that are senior to the rights of the holders of our common shares.
Holders of our preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon liquidation, holders of our preferred shares will receive a liquidation preference of $25,000 per share (or $25.00 per depositary share) plus any accrued and unpaid distributions before any payment is made to the common shareholders. These preferences may limit the amount received by our common shareholders either from ongoing distributions or upon liquidation. In addition, our preferred shareholders have the right to elect two additional directors to our Board whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.
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
•Holders of our Preferred Shares have limited rights in the event the Company ceases to pay dividends to shareholders, and have no rights with respect to a Company decision to discontinue listing the Preferred Shares on a national securities exchange or file reports with the SEC, including following a change of control transaction.
Risks Related to Government Regulations and Taxation
We would incur adverse tax consequences if we failed to qualify as a REIT, and we would have to pay substantial U.S. federal corporate income taxes.
REITs are subject to a range of complex organizational and operational requirements. A qualifying REIT does not generally incur U.S. federal corporate income tax on its “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding net capital gain) that it distributes to its shareholders. Our REIT status is also dependent upon the REIT qualification of PSB through the end of its taxable year ended December 31, 2022, as a result of our substantial ownership interest in it prior to the closing of the PSB merger with and unaffiliated third party. We believe we have qualified as a REIT and we intend to continue to maintain our REIT status.
However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our declaration of trust that do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to U.S. federal corporate income tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. In addition, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the corporate alternative minimum tax and nondeductible one percent excise tax on certain stock repurchases. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our shareholders.

Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trusts, or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under current tax law, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of the stock of REITs, including our stock.
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
Even if we qualify as a REIT for U.S. federal corporate income tax purposes, we may be subject to some federal, foreign, state, and local taxes on our income and property. Certain consolidated corporate subsidiaries of the Company have elected to be treated as taxable REIT subsidiaries (“TRSs”) for U.S. federal corporate income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our TRSs to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments. To the extent the Company is required to pay federal, foreign, state, or local taxes, or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.
In addition, certain local and state governments have imposed taxes on self-storage rent. While in most cases those taxes are paid by our customers, they increase the cost of self-storage rental to our customers and can negatively impact our revenues. Other local and state governments may impose self-storage rent taxes in the future.
We have exposure to increased property tax in California.
Approximately $767.2 million of our 2022 net operating income is from our properties in California, and we incurred approximately $47.2 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, most recently in the November 2020 ballot. While this ballot initiative failed, there can be no assurance that future initiatives or other legislative actions will not eliminate or reduce the benefit of Proposition 13 with respect to our properties. If the beneficial effect of Proposition 13 were ended for our properties, our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.
We are subject to new and changing legislation and regulations, including the California Privacy Rights Act (CPRA).
We are subject to new and changing legislation and regulations, including the Americans with Disabilities Act of 1990 and legislation regarding property taxes, income taxes, REIT status, labor and employment, privacy, and lien sales at the city, county, state, and federal level, which could materially impact our business and operations. Failure to comply with applicable laws, regulations, and policies may subject us to increased litigation and regulatory actions and negatively affect our business and operations or reputation.
On November 3, 2020, Californians passed a ballot measure that creates the California Privacy Rights Act (“CPRA”). The CPRA amends and expands the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CPRA, which went into effect on January 1, 2023, provides new rights and amends existing rights found in the CCPA. It also creates a new privacy enforcement authority, the California Privacy Protection Agency (“CalPPA”). The CPRA grants the Attorney General and the CalPPA the authority to issue regulations on a wide range of topics. It therefore remains unclear what, if any, modifications will be made to the CPRA or how it will be interpreted. While we believe we have developed processes to comply with current privacy requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions, or changes to our business practices that could increase costs or reduce revenues. Other states have also enacted or are considering enacting privacy laws similar to those passed in California. Similar laws may be implemented in other jurisdictions in which we do business and in ways that may be more restrictive than those in California, increasing the cost of compliance, as well as the risk of noncompliance, on our business.
Our tenant reinsurance business is subject to governmental regulation, which could reduce our profitability or limit our growth.
We hold Limited Lines Self-Service Storage Insurance Agent licenses from a number of individual state departments of insurance and are subject to state governmental regulation and supervision.  Our continued ability to maintain these Limited Lines Self-Service Storage Insurance Agent licenses in the jurisdictions in which we are licensed depends on our compliance with related rules and regulations.  The regulatory authorities in each jurisdiction generally have broad discretion to grant, renew, and revoke licenses and approvals, to promulgate, interpret, and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits, and investigations of the affairs of insurance agents. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined, penalized, or subject to an adverse judgment, which could reduce our net income.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
At December 31, 2022, we had controlling ownership interests in 2,869 self-storage facilities located in 40 states within the U.S.:

	At December 31, 2022
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)
California
Southern	258	19,159
Northern	182	11,592
Texas	414	35,191
Florida	338	23,499
Illinois	133	8,645
Georgia	122	8,267
North Carolina	107	7,848
Virginia	118	7,781
Maryland	105	7,678
Washington	104	7,300
Colorado	86	6,414
Minnesota	65	5,206
New York	69	4,809
South Carolina	72	4,312
New Jersey	60	4,098
Ohio	60	3,987
Arizona	56	3,939
Michigan	51	3,740
Indiana	46	3,016
Missouri	43	2,845
Oklahoma	36	2,692
Tennessee	42	2,625
Oregon	44	2,566
Pennsylvania	35	2,501
Nevada	32	2,210
Massachusetts	28	1,976
Kansas	24	1,462
Other states (14 states)	139	8,859
Total (a)	2,869	204,217
(a)See Schedule III: Real Estate and Accumulated Depreciation in our consolidated financial statements included in this Annual Report on Form 10-K, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.
At December 31, 2022, five of our facilities with a net book value of $17 million were encumbered by an aggregate of $10 million in mortgage notes payable.
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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares of beneficial interest (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 16, 2023, there were approximately 10,071 holders of record of our common shares.
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through February 21, 2023, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2022. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information about our equity compensation plans.
ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto.
Critical Accounting Estimates:
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
Impairment of Long-Lived Assets: The analysis of impairment of our long-lived assets, including our real estate facilities, involves identification of indicators of impairment, including unfavorable operational results and significant cost overruns on construction, projections of future operating cash flows, and estimates of fair values, all of which require significant judgment and subjectivity. In particular, these estimates are sensitive to significant assumptions, such as the projections of future rental rates, stabilized occupancy level, future profit margin, discount rates, and capitalization rates, all of which could be affected by our expectations about future market or economic conditions. Others could come to materially different conclusions.
Allocating Purchase Price for Acquired Real Estate Facilities: We estimate the fair values of the assets and liabilities of acquired real estate facilities, which consist principally of land and buildings, for purposes of allocating the aggregate purchase price of acquired real estate facilities. We estimate the fair value of land based upon price per square foot derived from observable transactions involving comparable land in similar locations as adjusted for location quality, parcel size, and date of sale associated with the acquired facilities. The fair value estimate of land is sensitive to the adjustments made to the land market transactions used in the estimate, particularly when there is a lack of recent comparable land market data. For large portfolio acquisitions, we estimate the fair value of buildings primarily using the income approach by estimating the fair value of hypothetical vacant acquired facilities and adjusting for the estimated fair value of land. For individual and small portfolio acquisitions, we estimate the fair value of buildings primarily based upon the estimated current replacement cost, which we calculate by estimating the replacement cost of new purpose-built self-storage facilities in similar geographic regions and adjusting for age, quality, amenities, and configuration associated with the buildings acquired. The fair value estimate of buildings is sensitive to assumptions used in both the income approach, such as lease-up period, future stabilized operating cash flows, capitalization rate and discount rate, and in the replacement cost approach, such as current cost adjustment, soft cost and developer profit estimates. Others could come to materially different conclusions as to the estimated fair values of land and buildings, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the level of land and buildings on our consolidated balance sheet.
Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below). Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facility portfolio.

During 2022, revenues generated by our Same Store Facilities increased by 14.8% ($409.9 million), as compared to 2021, while Same Store cost of operations increased by 5.7% ($39.9 million). Demand and operating trends softened in the second half of 2022 and returned to historical seasonal patterns as compared to what we experienced in 2020 and 2021. We expect the trends to continue in 2023.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2020, we acquired a total of 368 facilities with 31.7 million net rentable square feet for $6.6 billion. In our non-same store portfolio, we also have developed and expanded self-storage facilities of 17.7 million net rentable square feet for a total cost of $1.6 billion. During 2022, net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 98.2% ($226.3 million), as compared to 2021.

We have experienced recent inflationary impacts on our cost of operations, including labor, utilities, and repairs and maintenance, and costs of development and expansion activities, and we may continue to experience such impacts in the future. We have implemented various initiatives to manage the adverse impacts, such as enhancements in operational processes and investments in technology to reduce payroll hours, achievement of economies of scale from recent acquisitions with supervisory payroll allocated over a broader number of self-storage facilities, and investments in solar power and LED lights to lower utility usage.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program by the end of 2025. We spent approximately $189 million on the program in 2022 and expect to spend approximately $160 million in 2023 on this effort.

On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone Real Estate (“Blackstone”) agreed to acquire all outstanding shares of PSB’s common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit, including a $5.25 closing cash dividend per share or unit, and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion, which was classified within gain on sale of our equity investment in PS Business Parks, Inc. in the Consolidated Statement of Income.

In connection with the sale of our equity investment in PSB, on August 4, 2022, we paid a special cash dividend of $13.15 per common share, totaling approximately $2.3 billion, to shareholders of record as of August 1, 2022.
On February 5, 2023, we disclosed that we made a proposal to acquire all of the outstanding shares and units of Life Storage for consideration consisting of Public Storage common shares at an exchange ratio of 0.4192 Public Storage common shares for each outstanding Life Storage share or unit. Our public offer followed prior rebuffs by Life Storage of our attempts to negotiate privately. For more detail about the proposal, please see our Current Report on Form 8-K filed with the SEC on February 6, 2023. On February 16, 2023, Life Storage announced it had rejected the offer. We currently intend to pursue the proposed transaction. In the event we enter into and consummate an acquisition of Life Storage, the acquisition would have a significant impact on our future results of operations.
On February 4, 2023, our Board of Trustees declared a 50% increase in its regular common quarterly dividend from $2.00 to $3.00 per share, payable on March 30, 2023 to shareholders of record as of March 15, 2023. The distribution equates to an annualized increase to the Company’s regular common dividend from $8.00 to $12.00 per share.
Results of Operations

Operating Results for 2022 and 2021

In 2022, net income allocable to our common shareholders was $4,142.3 million or $23.50 per diluted common share, compared to $1,732.4 million or $9.87 per diluted common share in 2021, representing an increase of $2,409.9 million or $13.63 per diluted common share. The increase is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PSB and (ii) a $614.3 million increase in self-storage net operating income, partially offset by (iii) a $174.7 million increase in depreciation and amortization expense, (iv) a $125.1 million decrease in equity in earnings of unconsolidated real estate entities due to sale of our equity investment in PSB, and (v) a $45.5 million increase in interest expense.
The $614.3 million increase in self-storage net operating income in 2022 as compared to 2021 is a result of a $370.1 million increase attributable to our Same Store Facilities and a $244.2 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 14.8% or $409.9 million in 2022 as compared to 2021, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 5.7% or $39.9 million in 2022 as compared to 2021, due primarily to increased property tax expense, on-site property manager payroll expense, marketing expense, other direct property costs, and centralized management costs. The increase in net operating income of $244.2 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.
Operating Results for 2021 and 2020
In 2021, net income allocable to our common shareholders was $1,732.4 million or $9.87 per diluted common share, compared to $1,098.3 million or $6.29 per diluted common share in 2020, representing an increase of $634.1 million or $3.58 per diluted common share. The increase is due primarily to (i) a $437.4 million increase in self-storage net operating income, (ii) a $209.7 million increase in foreign currency exchange gains associated with our Euro denominated notes payable, and (iii) our $149.0 million equity share of gains on sale of real estate recorded by PSB in 2021, partially offset by (iv) a $160.2 million increase in depreciation and amortization expense.
The $437.4 million increase in self-storage net operating income in 2021 as compared to 2020 is a result of a $279.5 million increase in our Same Store Facilities and a $157.9 million increase in our non-Same Store Facilities. Revenues for the Same Store Facilities increased 10.6% or $265.8 million in 2021 as compared to 2020, due primarily to higher realized annual rent per available square foot and weighted average square foot occupancy. Cost of operations for the Same Store Facilities decreased by 1.9% or $13.8 million in 2021 as compared to 2020, due primarily to (i) a 36.1% ($22.4 million) decrease in marketing expenses and (ii) an 11.2% ($14.4 million) decrease in on-site property manager payroll. The increase in net operating income of $157.9 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2021 and 2020 and the fill-up of recently developed and expanded facilities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by Nareit. We believe that FFO and FFO per share are useful to REIT investors and analysts in measuring our performance because Nareit’s definition of FFO excludes items included in net income that do not relate to or are not indicative of our operating and financial performance. FFO represents net income before depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.
For the year ended December 31, 2022, FFO was $16.46 per diluted common share as compared to $13.36 and $9.75 per diluted common share for the years ended December 31, 2021 and 2020, respectively, representing an increase in 2022 of 23.2%, or $3.10 per diluted common share, as compared to 2021.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingency accruals and casualties, unrealized gain on private equity investments and our equity share of merger transaction costs, severance of a senior executive, lease termination income, and casualties from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Percentage Change	2021	2020	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$4,142,288	$1,732,444	139.1%	$1,732,444	$1,098,335	57.7%
Eliminate items excluded from FFO:
Depreciation and amortization	881,569	709,349		709,349	549,975
Depreciation from unconsolidated real estate investments	54,822	73,729		73,729	70,681
Depreciation allocated to noncontrolling interests and restricted share unitholders	(6,622)	(4,415)		(4,415)	(3,850)
Gains on sale of real estate investments, including our equity share from investments	(54,403)	(165,272)		(165,272)	(12,791)
Gain on sale of equity investment in PS Business Parks, Inc.	(2,116,839)	—		—	—
FFO allocable to common shares	$2,900,815	$2,345,835	23.7%	$2,345,835	$1,702,350	37.8%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(98,314)	(111,787)		(111,787)	97,953
Preferred share redemption charge	—	31,604		31,604	48,265
Property losses and tenant claims due to casualties (a)	4,817	4,909		4,909	—
Other items	(338)	(543)		(543)	4,412
Core FFO allocable to common shares	$2,806,980	$2,270,018	23.7%	$2,270,018	$1,852,980	22.5%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$23.50	$9.87	138.1%	$9.87	$6.29	56.9%
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	5.27	4.44		4.44	3.53
Gains on sale of real estate investments, including our equity share from investments	(0.31)	(0.95)		(0.95)	(0.07)
Gain on sale of equity investment in PS Business Parks, Inc.	(12.00)	—		—	—
FFO per share	$16.46	$13.36	23.2%	$13.36	$9.75	37.0%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(0.57)	(0.64)		(0.64)	0.56
Preferred share redemption charge	—	0.18		0.18	0.28
Property losses and tenant claims due to casualties (a)	0.03	0.03		0.03	—
Other items	—	—		—	0.02
Core FFO per share	$15.92	$12.93	23.1%	$12.93	$10.61	21.9%

Diluted weighted average common shares	176,280	175,568		175,568	174,642
(a)Property losses and tenant claims due to casualties were related to Hurricane Ian in 2022, and Hurricane Ida in 2021, and were included in general and administrative expenses and ancillary cost of operations on the Consolidated Statements of Income.

Analysis of Net Income - Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,276 facilities that we have owned and operated on a stabilized basis since January 1, 2020 (the “Same Store Facilities”), (ii) 368 facilities we acquired since January 1, 2020 (the “Acquired Facilities”), (iii) 153 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2022 (the “Newly Developed and Expanded Facilities”), and (iv) 72 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2020 (the “Other Non-same Store Facilities”). See Note 13 to our December 31, 2022 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
	2022	2021	Percentage Change	2021	2020	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$3,175,207	$2,765,263	14.8%	$2,765,263	$2,499,486	10.6%
Acquired Facilities	402,892	161,364	149.7%	161,364	11,365	1319.8%
Newly Developed and Expanded Facilities	269,245	197,058	36.6%	197,058	145,360	35.6%
Other Non-Same Store Facilities	98,684	79,881	23.5%	79,881	65,419	22.1%
	3,946,028	3,203,566	23.2%	3,203,566	2,721,630	17.7%
Cost of operations:
Same Store Facilities	738,491	698,629	5.7%	698,629	712,390	(1.9)%
Acquired Facilities	135,911	57,921	134.6%	57,921	6,742	759.1%
Newly Developed and Expanded Facilities	79,466	70,029	13.5%	70,029	62,871	11.4%
Other Non-Same Store Facilities	26,341	25,451	3.5%	25,451	25,540	(0.3)%
	980,209	852,030	15.0%	852,030	807,543	5.5%
Net operating income (a):
Same Store Facilities	2,436,716	2,066,634	17.9%	2,066,634	1,787,096	15.6%
Acquired Facilities	266,981	103,443	158.1%	103,443	4,623	2137.6%
Newly Developed and Expanded Facilities	189,779	127,029	49.4%	127,029	82,489	54.0%
Other Non-Same Store Facilities	72,343	54,430	32.9%	54,430	39,879	36.5%
Total net operating income	2,965,819	2,351,536	26.1%	2,351,536	1,914,087	22.9%

Depreciation and amortization expense:
Same Store Facilities	471,458	451,802	4.4%	451,802	452,622	(0.2)%
Acquired Facilities	309,312	167,119	85.1%	167,119	11,904	1303.9%
Newly Developed and Expanded Facilities	63,362	56,411	12.3%	56,411	48,573	16.1%
Other Non-Same Store Facilities	44,014	38,096	15.5%	38,096	40,158	(5.1)%
Total depreciation and amortization expense	888,146	713,428	24.5%	713,428	553,257	29.0%

Net income (loss):
Same Store Facilities	1,965,258	1,614,832	21.7%	1,614,832	1,334,474	21.0%
Acquired Facilities	(42,331)	(63,676)	(33.5)%	(63,676)	(7,281)	774.6%
Newly Developed and Expanded Facilities	126,417	70,618	79.0%	70,618	33,916	108.2%
Other Non-Same Store Facilities	28,329	16,334	73.4%	16,334	(279)	(5954.5)%
Total net income	$2,077,673	$1,638,108	26.8%	$1,638,108	$1,360,830	20.4%

Number of facilities at period end:
Same Store Facilities	2,276	2,276	—	2,276	2,276	—
Acquired Facilities	368	294	25.2%	294	62	374.2%
Newly Developed and Expanded Facilities	153	145	5.5%	145	137	5.8%
Other Non-Same Store Facilities	72	72	—	72	73	—
	2,869	2,787	2.9%	2,787	2,548	9.4%
Net rentable square footage at period end:
Same Store Facilities	149,118	149,118	—	149,118	149,118	—
Acquired Facilities	31,709	26,905	17.9%	26,905	5,075	430.1%
Newly Developed and Expanded Facilities	17,700	16,606	6.6%	16,606	15,088	10.1%
Other Non-Same Store Facilities	5,690	5,690	—	5,690	5,770	(1.4)%
	204,217	198,319	3.0%	198,319	175,051	13.3%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and in evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our December 31, 2022 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results of these 2,276 facilities (149.1 million net rentable square feet) that represent approximately 73% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2022. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,276 facilities)

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Percentage Change	2021	2020	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$3,074,192	$2,683,116	14.6%	$2,683,116	$2,415,822	11.1%
Late charges and administrative fees	101,015	82,147	23.0%	82,147	83,664	(1.8)%
Total revenues	3,175,207	2,765,263	14.8%	2,765,263	2,499,486	10.6%

Direct cost of operations (a):
Property taxes	279,388	267,961	4.3%	267,961	258,453	3.7%
On-site property manager payroll	119,139	114,426	4.1%	114,426	128,819	(11.2)%
Repairs and maintenance	58,468	52,703	10.9%	52,703	50,700	4.0%
Utilities	43,457	40,548	7.2%	40,548	41,345	(1.9)%
Marketing	45,906	39,682	15.7%	39,682	62,101	(36.1)%
Other direct property costs	80,991	73,646	10.0%	73,646	68,332	7.8%
Total direct cost of operations	627,349	588,966	6.5%	588,966	609,750	(3.4)%
Direct net operating income (b)	2,547,858	2,176,297	17.1%	2,176,297	1,889,736	15.2%

Indirect cost of operations (a):
Supervisory payroll	(35,017)	(37,058)	(5.5)%	(37,058)	(40,965)	(9.5)%
Centralized management costs	(61,922)	(55,350)	11.9%	(55,350)	(49,129)	12.7%
Share-based compensation	(14,203)	(17,255)	(17.7)%	(17,255)	(12,546)	37.5%
Net operating income	2,436,716	2,066,634	17.9%	2,066,634	1,787,096	15.6%
Depreciation and amortization expense	(471,458)	(451,802)	4.4%	(451,802)	(452,622)	(0.2)%
Net income	$1,965,258	$1,614,832	21.7%	$1,614,832	$1,334,474	21.0%

Gross margin (before indirect costs, depreciation and amortization expense)	80.2%	78.7%	1.9%	78.7%	75.6%	4.1%

Gross margin (before depreciation and amortization expense)	76.7%	74.7%	2.7%	74.7%	71.5%	4.5%

Weighted average for the period:
Square foot occupancy	94.9%	96.3%	(1.5)%	96.3%	94.5%	1.9%

Realized annual rental income per (c):
Occupied square foot	$21.73	$18.67	16.4%	$18.67	$17.15	8.9%
Available square foot	$20.61	$17.99	14.6%	$17.99	$16.20	11.0%

At December 31:
Square foot occupancy	92.4%	94.8%	(2.5)%	94.8%	94.2%	0.6%
Annual contract rent per occupied square foot (d)	$23.02	$19.96	15.3%	$19.96	$17.81	12.1%

(a)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(b)Direct net operating income (“Direct NOI”), a subtotal within NOI, is a non-GAAP financial measure that excludes the impact of supervisory payroll, centralized management costs, and share-based compensation in addition to depreciation and amortization expense. We utilize direct net operating income in evaluating property performance and in evaluating property operating trends as compared to our competitors.
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
We typically increase rental rates to our long-term tenants (generally, those who have been with us for at least a year) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon evaluating the additional revenue from the increase against the negative impact of incremental move-outs, by considering customers’ in-place rent and prevailing market rents, among other factors.
Revenues generated by our Same Store Facilities increased 14.8% and 10.6% in 2022 and 2021, respectively, in each case as compared to the previous year. The increase in 2022 is due primarily to (i) a 16.4% increase in realized annual rent per occupied square foot for 2022 as compared to 2021, partially offset by (ii) a 1.5% decrease in average occupancy for 2022 as compared to 2021. The increase in 2021 is due primarily to (i) an 8.9% increase in realized annual rent per occupied square foot for 2021 as compared to 2020 and, to a lesser extent, (ii) a 1.9% increase in average occupancy for 2021 as compared to 2020.
Our growth in revenues, realized annual rent per occupied square foot, and REVPAF for 2022 as compared to 2021 was evident in each of our markets. Our weighted average square foot occupancy remained strong across our markets for 2022.
The increase in realized annual rent per occupied square foot in 2022 as compared to the same periods in 2021 was due to rate increases to existing long-term tenants in substantially all of our markets in 2022 as compared to curtailed increases in certain markets in 2021, combined with a 6.2% increase in average rates per square foot charged to new tenants moving in, as a result of strong customer demand in most of our markets. These improvements were partially offset by increases in move-out activity and promotional discounts given during 2022 as compared to 2021. At December 31, 2022, annual contract rent per occupied square foot was 15.3% higher as compared to December 31, 2021.
We experienced high occupancy levels throughout 2022 with a weighted average square foot occupancy of 94.9%, although representing a decrease of 1.5% during 2022 as compared to 2021. Year-over-year move-out volumes increased 9.7% and year-over-year move-in volumes increased 4.5% in 2022 as compared to 2021, leading to a lower square foot occupancy at December 31, 2022 of 92.4% as compared to 94.8% at December 31, 2021.
Move-out volumes were partially impacted by rental rate increases to our existing tenants in 2022 as compared to 2021. However, move-out activity from tenants not receiving increases was also higher in 2022 compared to 2021 but remains below pre-2020 levels. Average length of stay of our tenants increased in 2022 as compared to 2021, which supported our revenue growth by contributing to the number of tenants eligible for rental rate increases in 2022.

In order to attract more new tenants to replace those that vacated in the second half of 2022, we took a number of actions including increasing promotional discounting, reducing rental rates to new customers, and increasing marketing expense.
Demand historically has been higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants have typically been higher in the summer months than in the winter months. More typical seasonal patterns of demand with lower demand in the winter months returned in 2022. Demand fluctuates due to various local and regional factors, including the overall economy. Demand for our facilities is also impacted by new supply of self-storage space and alternatives to self-storage.
We expect weaker demand in 2023 as compared to 2022 driven by a weaker macroeconomic outlook and more limited moving activities, with move-out activities and occupancy levels returning to pre-2020 levels. We will continue to support demand levels with increased marketing expense, lowering rental rates to new customers, and increased promotional discounting. As a result, we expect revenue growth to decline significantly in 2023 as compared to high levels of growth in 2022 and 2021. With a wide range of potential macroeconomic pathways for 2023, the range of potential revenue growth rates is wide including the potential for year-over-year declines in revenue in the second half of 2023.
Late Charges and Administrative Fees
Late charges and administrative fees increased 23.0% in 2022 and decreased 1.8% in 2021, in each case as compared to the previous year. The increase in 2022 is due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts compared to 2021 and to a lesser extent (ii) higher administrative fees charged per move-in combined with higher move-in volumes. The decrease in 2021 as compared to 2020 is due to (i) an acceleration in average collections whereby a greater percentage of tenants paid their monthly rent promptly to avoid the incurrence of such fees and (ii) reduced move-in administrative fees due to lower move-ins.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the years ended December 31, 2022, 2021, and 2020. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$18.11	$17.06	6.2%	$17.06	$13.53	26.1%
Square footage	97,783	93,607	4.5%	93,607	104,636	(10.5)%
Contract rents gained from move-ins	$1,770,850	$1,596,935	10.9%	$1,596,935	$1,415,725	12.8%
Promotional discounts given	$46,087	$38,203	20.6%	$38,203	$75,785	(49.6)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.65	$17.52	17.9%	$17.52	$15.52	12.9%
Square footage	101,399	92,466	9.7%	92,466	100,670	(8.1)%
Contract rents lost from move-outs	$2,093,889	$1,620,004	29.3%	$1,620,004	$1,562,398	3.7%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 5.7% in 2022 as compared to 2021 due primarily to increased property tax expense, on-site property manager payroll expense, marketing expense, other direct property costs, and centralized management costs. Cost of operations (excluding depreciation and amortization) decreased 1.9% in 2021 as compared to 2020 due primarily to decreased marketing expense and on-site property manager payroll expense, partially offset by increased property tax expense, other direct property costs, and centralized management costs.

Property tax expense increased 4.3% and 3.7% in 2022 and 2021, respectively, in each case as compared to the previous year, as a result of higher assessed values. We expected property tax expense growth of approximately 5.3% in 2023 due primarily to higher assessed values.
On-site property manager payroll expense increased 4.1% in 2022 as compared to 2021 and decreased 11.2% in 2021 as compared to 2020. The increase in 2022 is primarily due to competitive labor conditions experienced in most geographical markets, partially offset by a decline in hours worked driven by revisions in operational processes. The decrease in 2021 is primarily due to (i) a year-over-year decline in hours worked due to staffing reductions from reduced move-in and move-out activity and revisions to other operational processes and (ii) a temporary $3.00 hourly incentive increase and enhancement of paid time off benefits to all of our property managers between April 1, 2020 and June 30, 2020 in response to the COVID Pandemic, partially offset by wage increases in response to competitive labor conditions experienced in most geographical markets since the second quarter of 2021. We expect on-site property manager payroll expense to increase in 2023 driven by increased wage rates, partially offset by expected reduction in labor hours driven by revisions in operational processes.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 15.7% in 2022 as compared to 2021, by utilizing a higher volume of online paid search programs to attract new tenants. We decreased marketing expense by 36.1% in 2021 as compared to 2020 due primarily to lower volume of paid search programs we utilized in 2021 given strong demand and high occupancies in many of our same store properties.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 10.0% in 2022 as compared to 2021 and 7.8% in 2021 as compared to 2020. These increases were due primarily to an increase in credit card fees as result of year-over-year increases in revenues, and to a lesser extent, a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect a moderate increase in other direct property costs in 2023 primarily driven by increase in credit card fees.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, facilities management, customer service, pricing and marketing, operational accounting and finance, and legal costs. Centralized management costs increased 11.9% in 2022 as compared to 2021 and 12.7% in 2021 as compared to 2020. These increases were due primarily to an increase in technology and data team costs that support property operations. We expect centralized managements costs to remain flat in 2023 compared to 2022.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of December 31, 2022		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	212	15.3	$32.55	$27.32	19.1%	96.9%	98.2%	(1.3)%	$31.55	$26.83	17.6%
San Francisco	128	7.8	31.43	28.08	11.9%	95.3%	97.2%	(2.0)%	29.95	27.29	9.7%
New York	90	6.4	30.60	27.44	11.5%	94.5%	96.3%	(1.9)%	28.92	26.43	9.4%
Miami	83	5.8	27.92	22.42	24.5%	95.6%	97.1%	(1.5)%	26.70	21.77	22.6%
Seattle-Tacoma	86	5.7	25.11	21.95	14.4%	94.2%	95.3%	(1.2)%	23.67	20.93	13.1%
Washington DC	90	5.5	25.42	22.65	12.2%	93.4%	95.3%	(2.0)%	23.74	21.58	10.0%
Chicago	129	8.1	19.28	16.63	15.9%	93.6%	95.7%	(2.2)%	18.05	15.92	13.4%
Dallas-Ft. Worth	106	7.0	17.28	14.72	17.4%	94.6%	95.8%	(1.3)%	16.35	14.11	15.9%
Atlanta	101	6.6	17.39	14.49	20.0%	93.7%	96.0%	(2.4)%	16.29	13.91	17.1%
Houston	95	6.8	15.88	13.58	16.9%	93.6%	94.3%	(0.7)%	14.86	12.81	16.0%
Orlando-Daytona	69	4.4	17.96	14.87	20.8%	95.9%	95.7%	0.2%	17.22	14.23	21.0%
Philadelphia	56	3.5	20.92	18.55	12.8%	94.4%	97.1%	(2.8)%	19.75	18.02	9.6%
West Palm Beach	37	2.6	25.40	21.15	20.1%	95.9%	96.8%	(0.9)%	24.35	20.48	18.9%
Tampa	51	3.4	18.87	15.51	21.7%	95.0%	96.2%	(1.2)%	17.93	14.92	20.2%
Charlotte	50	3.8	15.01	12.46	20.5%	95.0%	95.9%	(0.9)%	14.26	11.95	19.3%
All other markets	893	56.4	17.91	15.51	15.5%	94.8%	96.2%	(1.5)%	16.98	14.93	13.7%
Totals	2,276	149.1	$21.73	$18.67	16.4%	94.9%	96.3%	(1.5)%	$20.61	$17.99	14.6%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$492,438	$417,935	17.8%	$62,909	$58,765	7.1%	$11,287	$11,014	2.5%	$418,242	$348,156	20.1%
San Francisco	238,642	216,832	10.1%	35,100	33,929	3.5%	6,645	6,689	(0.7)%	196,897	176,214	11.7%
New York	190,639	174,251	9.4%	44,968	42,982	4.6%	5,335	5,450	(2.1)%	140,336	125,819	11.5%
Miami	160,813	131,175	22.6%	28,259	26,100	8.3%	4,016	4,182	(4.0)%	128,538	100,893	27.4%
Seattle-Tacoma	138,426	122,217	13.3%	23,295	22,457	3.7%	3,894	4,060	(4.1)%	111,237	95,700	16.2%
Washington DC	135,483	122,902	10.2%	27,850	26,531	5.0%	4,140	4,079	1.5%	103,493	92,292	12.1%
Chicago	152,089	133,771	13.7%	57,184	51,764	10.5%	5,917	5,797	2.1%	88,988	76,210	16.8%
Dallas-Ft. Worth	118,577	102,074	16.2%	26,047	24,196	7.7%	4,548	4,645	(2.1)%	87,982	73,233	20.1%
Atlanta	113,572	96,721	17.4%	22,299	19,041	17.1%	4,756	4,879	(2.5)%	86,517	72,801	18.8%
Houston	105,071	90,192	16.5%	28,554	27,281	4.7%	4,289	4,397	(2.5)%	72,228	58,514	23.4%
Orlando-Daytona	78,622	64,982	21.0%	14,883	13,543	9.9%	3,487	3,284	6.2%	60,252	48,155	25.1%
Philadelphia	72,597	66,000	10.0%	15,685	15,105	3.8%	2,717	2,730	(0.5)%	54,195	48,165	12.5%
West Palm Beach	66,203	55,558	19.2%	13,232	11,710	13.0%	1,917	2,010	(4.6)%	51,054	41,838	22.0%
Tampa	63,047	52,443	20.2%	13,033	11,767	10.8%	2,385	2,404	(0.8)%	47,629	38,272	24.4%
Charlotte	56,671	47,411	19.5%	9,405	9,113	3.2%	2,324	2,208	5.3%	44,942	36,090	24.5%
All other markets	992,317	870,799	14.0%	204,646	194,682	5.1%	43,485	41,835	3.9%	744,186	634,282	17.3%
Totals	$3,175,207	$2,765,263	14.8%	$627,349	$588,966	6.5%	$111,142	$109,663	1.3%	$2,436,716	$2,066,634	17.9%

Same Store Facilities Operating Trends by Market (Continued)

	As of December 31, 2022		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	212	15.3	$27.32	$25.81	5.9%	98.2%	96.6%	1.7%	$26.83	$24.93	7.6%
San Francisco	128	7.8	28.08	26.59	5.6%	97.2%	96.0%	1.3%	27.29	25.53	6.9%
New York	90	6.4	27.44	25.86	6.1%	96.3%	95.1%	1.3%	26.43	24.58	7.5%
Miami	83	5.8	22.42	19.73	13.6%	97.1%	94.4%	2.9%	21.77	18.62	16.9%
Seattle-Tacoma	86	5.7	21.95	20.23	8.5%	95.3%	94.1%	1.3%	20.93	19.04	9.9%
Washington DC	90	5.5	22.65	21.05	7.6%	95.3%	94.4%	1.0%	21.58	19.88	8.6%
Chicago	129	8.1	16.63	14.96	11.2%	95.7%	93.8%	2.0%	15.92	14.04	13.4%
Dallas-Ft. Worth	106	7.0	14.72	13.33	10.4%	95.8%	93.0%	3.0%	14.11	12.40	13.8%
Atlanta	101	6.6	14.49	13.11	10.5%	96.0%	92.8%	3.4%	13.91	12.17	14.3%
Houston	95	6.8	13.58	12.45	9.1%	94.3%	92.2%	2.3%	12.81	11.48	11.6%
Orlando-Daytona	69	4.4	14.87	13.57	9.6%	95.7%	94.4%	1.4%	14.23	12.81	11.1%
Philadelphia	56	3.5	18.55	16.86	10.0%	97.1%	96.1%	1.0%	18.02	16.20	11.2%
West Palm Beach	37	2.6	21.15	18.36	15.2%	96.8%	94.7%	2.2%	20.48	17.39	17.8%
Tampa	51	3.4	15.51	13.71	13.1%	96.2%	93.4%	3.0%	14.92	12.80	16.6%
Charlotte	50	3.8	12.46	11.10	12.3%	95.9%	92.9%	3.2%	11.95	10.31	15.9%
All other markets	893	56.4	15.51	14.09	10.1%	96.2%	94.5%	1.8%	14.93	13.31	12.2%
Totals	2,276	149.1	$18.67	$17.15	8.9%	96.3%	94.5%	1.9%	$17.99	$16.20	11.0%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2021	2020	Change	2021	2020	Change	2021	2020	Change	2021	2020	Change
Los Angeles	$417,935	$389,109	7.4%	$58,765	$62,787	(6.4)%	$11,014	$10,371	6.2%	$348,156	$315,951	10.2%
San Francisco	216,832	202,927	6.9%	33,929	35,029	(3.1)%	6,689	6,337	5.6%	176,214	161,561	9.1%
New York	174,251	162,637	7.1%	42,982	43,849	(2.0)%	5,450	4,881	11.7%	125,819	113,907	10.5%
Miami	131,175	112,742	16.3%	26,100	26,353	(1.0)%	4,182	4,115	1.6%	100,893	82,274	22.6%
Seattle-Tacoma	122,217	111,693	9.4%	22,457	23,228	(3.3)%	4,060	4,057	0.1%	95,700	84,408	13.4%
Washington DC	122,902	113,694	8.1%	26,531	26,926	(1.5)%	4,079	3,667	11.2%	92,292	83,101	11.1%
Chicago	133,771	118,560	12.8%	51,764	50,338	2.8%	5,797	5,473	5.9%	76,210	62,749	21.5%
Dallas-Ft. Worth	102,074	90,153	13.2%	24,196	25,744	(6.0)%	4,645	4,365	6.4%	73,233	60,044	22.0%
Atlanta	96,721	85,125	13.6%	19,041	19,633	(3.0)%	4,879	4,366	11.7%	72,801	61,126	19.1%
Houston	90,192	81,144	11.2%	27,281	27,830	(2.0)%	4,397	4,141	6.2%	58,514	49,173	19.0%
Orlando-Daytona	64,982	58,793	10.5%	13,543	14,604	(7.3)%	3,284	2,910	12.9%	48,155	41,279	16.7%
Philadelphia	66,000	59,666	10.6%	15,105	15,461	(2.3)%	2,730	2,633	3.7%	48,165	41,572	15.9%
West Palm Beach	55,558	47,364	17.3%	11,710	11,708	—%	2,010	1,904	5.6%	41,838	33,752	24.0%
Tampa	52,443	45,205	16.0%	11,767	12,410	(5.2)%	2,404	2,155	11.6%	38,272	30,640	24.9%
Charlotte	47,411	41,106	15.3%	9,113	9,627	(5.3)%	2,208	2,027	8.9%	36,090	29,452	22.5%
All other markets	870,799	779,568	11.7%	194,682	204,223	(4.7)%	41,835	39,238	6.6%	634,282	536,107	18.3%
Totals	$2,765,263	$2,499,486	10.6%	$588,966	$609,750	(3.4)%	$109,663	$102,640	6.8%	$2,066,634	$1,787,096	15.6%

Acquired Facilities
The Acquired Facilities represent 368 facilities that we acquired in 2020, 2021, and 2022. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change (a)	2021	2020	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2020 Acquisitions	$75,647	$54,890	$20,757	$54,890	$11,365	$43,525
2021 Acquisitions	312,300	106,474	205,826	106,474	—	106,474
2022 Acquisitions	14,945	—	14,945	—	—	—
Total revenues	402,892	161,364	241,528	161,364	11,365	149,999

Cost of operations (b):
2020 Acquisitions	26,168	25,216	952	25,216	6,742	18,474
2021 Acquisitions	101,859	32,705	69,154	32,705	—	32,705
2022 Acquisitions	7,884	—	7,884	—	—	—
Total cost of operations	135,911	57,921	77,990	57,921	6,742	51,179

Net operating income:
2020 Acquisitions	49,479	29,674	19,805	29,674	4,623	25,051
2021 Acquisitions	210,441	73,769	136,672	73,769	—	73,769
2022 Acquisitions	7,061	—	7,061	—	—	—
Net operating income	266,981	103,443	163,538	103,443	4,623	98,820
Depreciation and amortization expense	(309,312)	(167,119)	(142,193)	(167,119)	(11,904)	(155,215)
Net loss	$(42,331)	$(63,676)	$21,345	$(63,676)	$(7,281)	$(56,395)

At December 31:
Square foot occupancy:
2020 Acquisitions	88.4%	88.2%	0.2%	88.2%	63.5%	38.9%
2021 Acquisitions	83.1%	79.9%	4.0%	79.9%	—	—
2022 Acquisitions	79.4%	—	—	—	—	—
	83.4%	81.4%	2.5%	81.4%	63.5%	28.2%
Annual contract rent per occupied square foot:
2020 Acquisitions	$17.39	$14.82	17.3%	$14.82	$12.50	18.6%
2021 Acquisitions	17.81	15.62	14.0%	15.62	—	—
2022 Acquisitions	11.48	—	—	—	—	—
	$16.84	$15.46	8.9%	$15.46	$12.50	23.7%
Number of facilities:
2020 Acquisitions	62	62	—	62	62	—
2021 Acquisitions	232	232	—	232	—	232
2022 Acquisitions	74	—	74	—	—	—
	368	294	74	294	62	232
Net rentable square feet (in thousands) (c):
2020 Acquisitions	5,075	5,075	—	5,075	5,075	—
2021 Acquisitions	21,908	21,830	78	21,830	—	21,830
2022 Acquisitions	4,726	—	4,726	—	—	—
	31,709	26,905	4,804	26,905	5,075	21,830

ACQUIRED FACILITIES (Continued)

As of December 31, 2022
Costs to acquire (in thousands):
2020 Acquisitions	$796,065
2021 Acquisitions	5,115,276
2022 Acquisitions	730,480
$6,641,821
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The Acquired Facilities have an aggregate of approximately 31.7 million net rentable square feet, including 11.2 million in Texas, 3.9 million in Maryland, 1.8 million in Florida, 1.2 million in Oklahoma, 1.1 million in Virginia, 0.9 million in North Carolina, 0.8 million in each of Arizona, Colorado and Ohio, 0.6 million in each of California, Georgia, Illinois, Minnesota, and South Carolina, 0.5 million in each of Idaho, Indiana, Michigan, Missouri, Nebraska, Oregon, and Pennsylvania, 0.4 million in each of Alabama, Nevada, and Tennessee, 0.3 million in Washington, and 1.2 million in other states.
We have been active in acquiring facilities in recent years. Since the beginning of 2020, we acquired a total of 368 facilities with 31.7 million net rentable square feet for $6.6 billion. During 2022, these facilities contributed net operating income of $267.0 million.
During 2022, we acquired the Neighborhood Storage portfolio in the Ocala, Florida market, consisting of 28 properties with 1.2 million net rentable square feet, which includes 26 properties closed in December 2022 for $179.8 million and two properties that are under construction and expected to close in early 2023.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion. Included in the Acquisition results in the table above are ezStorage portfolio revenues of $100.8 million, NOI of $79.9 million (including Direct NOI of $82.7 million), and average square footage occupancy of 89.6% for 2022.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. Included in the Acquisition results in the table above are All Storage portfolio revenues of $79.2 million, NOI of $48.4 million (including Direct NOI of $51.2 million), and average square footage occupancy of 79.4% for 2022.
We remain active in seeking to acquire additional self-storage facilities. Subsequent to December 31, 2022, we acquired or were under contract to acquire eight self-storage facilities across five states with 0.5 million net rentable square feet, for $70.5 million. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties.

Developed and Expanded Facilities
The developed and expanded facilities include 62 facilities that were developed on new sites since January 1, 2017, and 91 facilities expanded to increase their net rentable square footage. Of these expansions, 51 were completed before 2021, 27 were completed in 2021 or 2022, and 13 are currently in process at December 31, 2022. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change (a)	2021	2020	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2017	$35,216	$27,593	$7,623	$27,593	$21,541	$6,052
Developed in 2018	36,789	28,308	8,481	28,308	20,163	8,145
Developed in 2019	16,444	11,921	4,523	11,921	6,455	5,466
Developed in 2020	6,838	3,405	3,433	3,405	301	3,104
Developed in 2021	8,333	1,602	6,731	1,602	—	1,602
Developed in 2022	687	—	687	—	—	—
Expansions completed before 2021	95,029	70,091	24,938	70,091	47,886	22,205
Expansions completed in 2021 or 2022	51,374	33,746	17,628	33,746	29,333	4,413
Expansions in process	18,535	20,392	(1,857)	20,392	19,681	711
Total revenues	269,245	197,058	72,187	197,058	145,360	51,698

Cost of operations (b):
Developed in 2017	10,416	9,932	484	9,932	9,625	307
Developed in 2018	10,742	9,983	759	9,983	10,364	(381)
Developed in 2019	5,622	5,240	382	5,240	4,685	555
Developed in 2020	1,702	1,679	23	1,679	383	1,296
Developed in 2021	3,539	1,546	1,993	1,546	—	1,546
Developed in 2022	738	—	738	—	—	—
Expansions completed before 2021	30,357	28,554	1,803	28,554	25,083	3,471
Expansions completed in 2021 or 2022	12,554	8,949	3,605	8,949	8,187	762
Expansions in process	3,796	4,146	(350)	4,146	4,544	(398)
Total cost of operations	79,466	70,029	9,437	70,029	62,871	7,158

Net operating income (loss):
Developed in 2017	24,800	17,661	7,139	17,661	11,916	5,745
Developed in 2018	26,047	18,325	7,722	18,325	9,799	8,526
Developed in 2019	10,822	6,681	4,141	6,681	1,770	4,911
Developed in 2020	5,136	1,726	3,410	1,726	(82)	1,808
Developed in 2021	4,794	56	4,738	56	—	56
Developed in 2022	(51)	—	(51)	—	—	—
Expansions completed before 2021	64,672	41,537	23,135	41,537	22,803	18,734
Expansions completed in 2021 or 2022	38,820	24,797	14,023	24,797	21,146	3,651
Expansions in process	14,739	16,246	(1,507)	16,246	15,137	1,109
Net operating income	189,779	127,029	62,750	127,029	82,489	44,540
Depreciation and amortization expense	(63,362)	(56,411)	(6,951)	(56,411)	(48,573)	(7,838)
Net income	$126,417	$70,618	$55,799	$70,618	$33,916	$36,702

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of December 31,			As of December 31,
	2022	2021	Change (a)	2021	2020	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2017	89.3%	91.4%	(2.3)%	91.4%	88.7%	3.0%
Developed in 2018	87.5%	88.6%	(1.2)%	88.6%	86.5%	2.4%
Developed in 2019	87.3%	87.3%	—	87.3%	84.6%	3.2%
Developed in 2020	94.3%	88.9%	6.1%	88.9%	34.0%	161.5%
Developed in 2021	82.4%	48.8%	68.9%	48.8%	—	—
Developed in 2022	41.6%	—	—	—	—	—
Expansions completed before 2021	86.7%	86.6%	0.1%	86.6%	75.0%	15.5%
Expansions completed in 2021 or 2022	80.0%	81.4%	(1.7)%	81.4%	90.8%	(10.4)%
Expansions in process	81.8%	89.2%	(8.3)%	89.2%	94.4%	(5.5)%
	84.1%	85.3%	(1.4)%	85.3%	81.2%	5.0%
Annual contract rent per occupied square foot:
Developed in 2017	$19.77	$16.03	23.3%	16.03	12.64	26.8%
Developed in 2018	20.84	17.08	22.0%	17.08	12.73	34.2%
Developed in 2019	18.19	14.58	24.8%	14.58	9.69	50.5%
Developed in 2020	21.75	17.67	23.1%	17.67	10.08	75.3%
Developed in 2021	18.04	15.41	17.1%	15.41	—	—
Developed in 2022	13.84	—	—	—	—	—
Expansions completed before 2021	16.17	13.64	18.5%	13.64	10.41	31.0%
Expansions completed in 2021 or 2022	21.52	19.14	12.4%	19.14	18.19	5.2%
Expansions in process	26.49	24.03	10.2%	24.03	21.87	9.9%
	$18.98	$16.08	18.0%	16.08	12.79	25.7%
Number of facilities:
Developed in 2017	16	16	—	16	16	—
Developed in 2018	18	18	—	18	18	—
Developed in 2019	11	11	—	11	11	—
Developed in 2020	3	3	—	3	3	—
Developed in 2021	6	6	—	6	—	6
Developed in 2022	8	—	8	—	—	—
Expansions completed before 2021	51	51	—	51	51	—
Expansions completed in 2021 or 2022	27	27	—	27	25	2
Expansions in process	13	13	—	13	13	—
	153	145	8	145	137	8
Net rentable square feet (in thousands) (c):
Developed in 2017	2,040	2,040	—	2,040	2,040	—
Developed in 2018	2,069	2,069	—	2,069	2,069	—
Developed in 2019	1,057	1,057	—	1,057	1,057	—
Developed in 2020	347	347	—	347	347	—
Developed in 2021	681	681	—	681	—	681
Developed in 2022	631	—	631	—	—	—
Expansions completed before 2021	6,879	6,879	—	6,879	6,873	6
Expansions completed in 2021 or 2022	3,247	2,636	611	2,636	1,741	895
Expansions in process	749	897	(148)	897	961	(64)
	17,700	16,606	1,094	16,606	15,088	1,518

As of December 31, 2022
Costs to develop (in thousands):
Developed in 2017	$239,871
Developed in 2018	262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Expansions completed before 2021 (d)	478,659
Expansions completed in 2021 or 2022 (d)	231,270
$1,620,158
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 17.7 million net rentable square feet at December 31, 2022, including 5.0 million in Texas, 3.2 million in Florida, 2.2 million in California, 1.5 million in Colorado, 1.4 million in Minnesota, 0.9 million in North Carolina, 0.7 million in Michigan, 0.4 million in each of Missouri, New Jersey, South Carolina, and Washington, 0.3 million in Virginia, and 0.9 million in other states.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at December 31, 2022. We incurred a total of $709.9 million in direct cost to expand these facilities, demolished a total of 1.2 million net rentable square feet of storage space, and built a total of 6.3 million net rentable square feet of new storage space.
At December 31, 2022, we had 22 additional facilities in development, which will have a total of 2.1 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $492.3 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at December 31, 2022, and together with additional future expansion activities primarily related to our Same Store Facilities at December 31, 2022, we expect to add a total of 2.5 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $487.3 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2020, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 5.7 million net rentable square feet, including 1.1 million in Texas, 0.6 million in each of Florida and Washington, 0.4 million in each of California and Virginia, 0.3 million in each of Indiana and South Carolina, 0.2 million in each of Arizona, Georgia, Kentucky, Massachusetts, and Tennessee, and 1.0 million in other states.
During 2022, 2021, and 2020, the average occupancy for these facilities totaled 91.4%, 92.7%, and 85.5%, respectively, and the realized rent per occupied square foot totaled $18.42, $14.61, and $12.69, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $174.7 million in 2022 as compared to 2021 and increased $160.2 million in 2021 as compared to 2020, primarily due to newly acquired facilities of $5.1 billion in 2021. We expect continued increases in depreciation expense in 2023 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded in 2023.

The following discussion and analysis of the components of net income, including Ancillary Operations and items not allocated to segments, present a comparison for the year ended December 31, 2022 to the year ended December 31, 2021. The results of these components for the years ended December 31, 2021 compared to December 31, 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 23, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 22, 2022.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$188,201	$166,585	$21,616
Merchandise	28,303	28,466	(163)
Third party property management	19,631	17,207	2,424
Total revenues	236,135	212,258	23,877
Cost of operations:
Tenant reinsurance	36,830	33,932	2,898
Merchandise	17,113	17,274	(161)
Third party property management	18,755	17,362	1,393
Total cost of operations	72,698	68,568	4,130
Net operating income (loss):
Tenant reinsurance	151,371	132,653	18,718
Merchandise	11,190	11,192	(2)
Third party property management	876	(155)	1,031
Total net operating income	$163,437	$143,690	$19,747
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $21.6 million or 13.0% in 2022 over 2021, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $139.0 million and $133.9 million in 2022 and 2021, respectively, representing a 3.8% year over year increase in 2022.
We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Included in cost of operations are $2.7 million of estimated claims costs related to Hurricane Ian for 2022, as compared to $2.0 million of estimated claims costs related to Hurricane Ida for 2021.
Merchandise sales: Sales of locks, boxes, and packing supplies at our self-storage facilities are primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in 2023.
Third-party property management: At December 31, 2022, in our third-party property management program, we managed 114 facilities for unrelated third parties, and were under contract to manage 78 additional facilities including 73 facilities that are currently under construction. During 2022, we added 60 facilities to the program, acquired three facilities from the program, and had 17 properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entities
We account for the equity investments in PSB and Shurgard using the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$80,596	$207,722	$(127,126)
Shurgard	26,385	24,371	2,014
Total equity in earnings	$106,981	$232,093	$(125,112)
Investment in PSB: On April 24, 2022, PSB entered into an Agreement and Plan of Merger whereby affiliates of Blackstone agreed to acquire all outstanding shares of PSB’s common stock for $187.50 per share in cash. On July 20, 2022, PSB announced that it completed the merger transaction with Blackstone. Each share of PSB common stock and each common unit of partnership interest we held in PSB were converted into the right to receive the merger consideration of $187.50 per share or unit, including a $5.25 closing cash dividend per share or unit, and a $0.22 prorated quarterly cash dividend per share or unit, for a total of $187.72 per share or unit. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion, which was classified within gain on sale of our equity investment in PS Business Parks, Inc. in the Consolidated Statement of Income. Accordingly, equity in earnings from PSB for the year ended December 31, 2022 reflect activities through the merger date, July 20, 2022.
Included in our equity earnings from PSB is our equity share of gains on sale of real estate totaling $49.1 million and $149.0 million for the years ended December 31, 2022 and 2021, respectively. Our equity share of earnings from PSB contributed $57.7 million and $99.3 million to Core FFO in 2022 and 2021, respectively.
As a result of closing the sale of PSB, we will no longer recognize equity in earnings from PSB in the future.
Investment in Shurgard: Included in our equity earnings from Shurgard for the year ended December 31, 2022 is our equity share of gains on sale of real estate totaling $3.5 million.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.070 U.S. Dollars per Euro at December 31, 2022 (1.134 at December 31, 2021), and average exchange rates of 1.054 for 2022 and 1.183 for 2021. Accordingly, our equity in earnings from Shurgard was negatively impacted by the strengthening of the U.S. Dollar against the Euro by approximately 10.9% during the year ended December 31, 2022.

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)

Share-based compensation expense	$37,865	$37,760	$105
Development and acquisition costs	17,540	8,892	8,648
Federal and State tax expense and related compliance costs	16,086	11,530	4,556
Legal costs	4,014	6,194	(2,180)
Corporate management costs	21,808	18,594	3,214
Other costs	17,429	18,284	(855)
Total	$114,742	$101,254	$13,488
Development and acquisition costs primarily represent internal and external expenses related to our development and acquisition of real estate facilities and varies primarily based upon the level of activities. The amounts in the above table are net of $17.4 million and $14.6 million in 2022 and 2021, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During 2022, we wrote off $7.0 million of accumulated development costs for cancelled development and redevelopment projects driven by significant increases in construction costs from when the projects were initiated.
Interest and other income: The following table sets forth our interest and other income:

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)

Interest earned on cash balances	$20,824	$101	$20,723
Commercial operations	9,846	8,127	1,719
Unrealized gain on private equity investments	4,685	—	4,685
Other	5,212	4,078	1,134
Total	$40,567	$12,306	$28,261
Interest expense: For 2022 and 2021, we incurred $142.4 million and $94.3 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $6.0 million and $3.5 million during 2022 and 2021, respectively, associated with our development activities. The increase of interest expense in 2022 as compared to 2021 is due to our issuances of debt to fund our 2021 acquisition activity. At December 31, 2022, we had $6.9 billion of notes payable outstanding, with a weighted average interest rate of approximately 2.0%.
Foreign Currency Exchange Gain: For 2022, we recorded foreign currency gains of $98.3 million, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (gains of $111.8 million for 2021). The Euro was translated at exchange rates of approximately 1.070 U.S. Dollars per Euro at December 31, 2022 and 1.134 at December 31, 2021. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on Sale of Real Estate: In 2022 and 2021, we recorded gains on sale of real estate totaling $1.5 million and $13.7 million, respectively, in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow increased from $200 million to $300 million per year in recent years to approximately $700 million in 2021 and $1 billion in 2022. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $500 million for 2023.
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
We have a $500.0 million revolving line of credit that we are able to use as temporary “bridge” financing until we are able to raise longer term capital. As of December 31, 2022 and February 21, 2023, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $18.6 million of outstanding letters of credit, which limits our borrowing capacity to $481.4 million as of February 21, 2023. Our line of credit matures on April 19, 2024.
We believe that we have significant financial flexibility to adapt to changing conditions and opportunities, and we have significant access to sources of capital including debt and preferred equity. While the costs of financing have increased recently, based on our strong credit profile and our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions were to change significantly in the long run, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.
Our current and expected capital resources include: (i) $775.3 million of cash as of December 31, 2022 and (ii) approximately $500.0 million of expected retained operating cash flow over the next twelve months. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $70.5 million in property acquisitions currently under contract and (ii) $606.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
Over the long term, to the extent that our cash requirements exceed our capital resources, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Cash Requirements
The following summarizes our expected material cash requirements, which comprise (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these cash requirements through operating cash flow and opportunistic debt and equity financings.
Required Debt Repayments: As of December 31, 2022, the principal outstanding on our debt totaled approximately $6.9 billion, consisting of $10.1 million of secured notes payable, $1.7 billion of Euro-denominated unsecured notes payable and $5.3 billion of U.S. Dollar denominated unsecured notes payable. Approximate principal maturities and interest payments are as follows (amounts in thousands):

2023	$151,532
2024	933,385
2025	367,561
2026	1,251,404
2027	587,643
Thereafter	4,349,115
$7,640,640
Capital Expenditure Requirements: Capital expenditures include general maintenance, major repairs, or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal. Capital expenditures do not include costs relating to the development of new facilities or redevelopment of existing facilities to increase their available rentable square footage.
Capital expenditures totaled $452.3 million in 2022 and are expected to approximate $450 million in 2023. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $189 million in 2022 and expect to spend $160 million in 2023 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which approximated $56 million for the year ended December 31, 2022 and we expect to spend $132 million in 2023.
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
On February 4, 2023, our Board declared a regular common quarterly dividend of $3.00 per common share totaling approximately $526 million, which will be paid at the end of March 2023. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities. Our future aggregate annual common dividend distributions may increase as a result of the issuance of additional common shares, including any shares that would be issued if we were to consummate our recently proposed acquisition of Life Storage.
The annual distribution requirement with respect to our preferred shares outstanding at December 31, 2022 is approximately $194.7 million per year.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to December 31, 2022, we acquired or were under contract to acquire eight self-storage facilities for a total purchase price of $70.5 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of December 31, 2022, we had development and expansion projects at a total cost of approximately $979.6 million. Costs incurred through December 31, 2022 were $373.0 million, with the remaining cost to complete of $606.6 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Property Operating Expenses: The direct and indirect cost of our operations impose significant cash requirements. Direct operating costs include property taxes, on-site property manager payroll, repairs and maintenance, utilities, and marketing. Indirect operating costs include supervisory payroll and centralized management costs. The cash requirements from these operating costs will vary year to year based on, among other things, changes in the size of our portfolio and changes in property tax rates and assessed values, wage rates, and marketing costs in our markets.
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 21, 2023, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million) and our 5.050% Series G Preferred Shares ($300.0 million). See Note 9 to our December 31, 2022 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2022, we did not repurchase any of our common shares. From the inception of the repurchase program through February 21, 2023, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $6.9 billion at December 31, 2022, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at December 31, 2022 is approximately $6.0 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 2.0% at December 31, 2022. See Note 7 to our December 31, 2022 consolidated financial statements for further information regarding our debt (amounts in thousands).

	2023	2024	2025	2026	2027	Thereafter	Total

Debt	$8,270	$807,159	$259,170	$1,150,138	$500,140	$4,185,709	$6,910,586
We have foreign currency exposure at December 31, 2022 related to (i) our investment in Shurgard, with a book value of $275.8 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on December 31, 2022, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and supplementary data appearing on pages F-3 to F-34 are incorporated herein by reference.
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in accordance with SEC guidelines, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition “of disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We also have investments in certain unconsolidated real estate entities, and, because we do not control these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Public Storage
Opinion on Internal Control over Financial Reporting
We have audited Public Storage’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Trustees, Executive Officers and Corporate Governance
The following is a biographical summary of the current executive officers of the Company:
Joseph D. Russell, Jr., age 63, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019.
H. Thomas Boyle, age 40, has served as Chief Financial Officer since January 1, 2019 and Chief Investment Officer since January 1, 2023. Previously, Mr. Boyle was Vice President and Chief Financial Officer, Operations, from November 2016, when he joined the Company, until January 2019. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets.
Natalia N. Johnson, age 45, has served as Chief Administrative Officer since August 4, 2020. Previously, Ms. Johnson was Senior Vice President, Chief Human Resources Officer from April 2018 until August 2020, and prior to that was Senior Vice President of Human Resources, a position she held since joining the Company in July 2016. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business, and worked for Coca-Cola Andina and San Cristόbal Insurance.
Nathaniel A. Vitan, age 49, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019, and was previously Vice President and Chief Counsel–Litigation and Operations since joining the Company in June 2016 until April 2019. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services LLC from 2008 to 2016, and before then was a Trial and Appellate Practice attorney at Latham & Watkins LLP.
David Lee, age 47, has served as Chief Operating Officer since November 1, 2021 and as the Company’s principal operating officer since February 21, 2023. Prior to joining Public Storage, Mr. Lee held various roles of increasing responsibility at The UPS Store since 2002, most recently as Senior Vice President of Operations.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information, as of December 31, 2022 on the Company’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders (a)	3,815,547 (b)	$ 209.53 (c)	1,724,352
Equity compensation plans not approved by security holders (d)	—	—	—
Total	3,815,547 (b)	$ 209.53 (c)	1,724,352
a)The Company’s equity compensation plans are described more fully in Note 11 to the December 31, 2022 financial statements. All plans have been approved by the Company’s shareholders.
b)Includes (i) stock options to purchase 3,307,964 common shares, including performance-based stock options as to which the performance period had not ended or the Compensation Committee had not certified performance as of December 31, 2022, which stock options are reflected in the table above assuming a maximum payout, (ii) 498,032 restricted share units, including performance-based restricted share units as to which the performance period had not ended as of December 31, 2022, which restricted share units are reflected in the table above assuming a maximum payout, and (iii) 9,551 fully vested deferred share units. All restricted share units, if and when vested, and all deferred share units will be settled in common shares on a one-for-one basis.
c)Represents the weighted average exercise price of stock options to purchase 1,854,041 common shares, excluding the performance-based stock options described in footnote (b), above. The 498,032 restricted share units would vest for no consideration.
d)There were no securities outstanding or available for future issuance under equity compensation plans not approved by the Company’s shareholders.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    Certain Relationships and Related Transactions and Trustee Independence
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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
3.Exhibits
See Index to Exhibits contained herein.
b.Exhibits:
See Index to Exhibits contained herein.
c.Financial Statement Schedules
Not applicable.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

3.1	Restated Declaration of Trust of Public Storage, a Maryland real estate investment trust. Filed herewith.

3.2	Amended and Restated Bylaws of Public Storage. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference.

3.3
Articles Supplementary for Public Storage 5.150% Cumulative Preferred Shares, Series F. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 23, 2017 and incorporated herein by reference.

3.4
Articles Supplementary for Public Storage 5.050% Cumulative Preferred Shares, Series G. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 31, 2017 and incorporated herein by reference.

3.5
Articles Supplementary for Public Storage 5.600% Cumulative Preferred Shares, Series H. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2019 and incorporated herein by reference.

3.6
Articles Supplementary for Public Storage 4.875% Cumulative Preferred Shares, Series I. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2019 and incorporated herein by reference.

3.7
Articles Supplementary for Public Storage 4.700% Cumulative Preferred Shares, Series J. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2019 and incorporated herein by reference.

3.8
Articles Supplementary for Public Storage 4.750% Cumulative Preferred Shares, Series K. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2019 and incorporated herein by reference.

3.9
Articles Supplementary for Public Storage 4.625% Cumulative Preferred Shares, Series L. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 8, 2020 and incorporated herein by reference.

3.10
Articles Supplementary for Public Storage 4.125 % Cumulative Preferred Shares, Series M. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 2020 and incorporated herein by reference.

3.11
Articles Supplementary for Public Storage 3.875% Cumulative Preferred Shares, Series N. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 29, 2020 and incorporated herein by reference.

3.12
Articles Supplementary for Public Storage 3.900% Cumulative Preferred Shares, Series O. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2020 and incorporated herein by reference.

3.13
Articles Supplementary for Public Storage 4.000% Cumulative Preferred Shares, Series P. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 7, 2021 and incorporated herein by reference.

3.14
Articles Supplementary for Public Storage 3.950% Cumulative Preferred Shares, Series Q. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 10, 2021 and incorporated herein by reference.

3.15
Articles Supplementary for Public Storage 4.000% Cumulative Preferred Shares, Series R. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2021 and incorporated herein by reference.

3.16
Articles Supplementary for Public Storage 4.100% Cumulative Preferred Shares, Series S. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2022 and incorporated herein by reference.

4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

4.2	Master Deposit Agreement, dated as of May 31, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference.

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

4.6
Third Supplemental Indenture, dated as of January 24, 2020, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2032 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 24, 2020 and incorporated herein by reference.

4.7
Fourth Supplemental Indenture, dated as of January 19, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2026 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2021 and incorporated herein by reference.

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

4.11
Eighth Supplemental Indenture, dated as of September 9, 2021, between Public Storage and Wells Fargo Bank, National Association, as trustee, including the form of Global Note representing the 2030 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 9, 2021 and incorporated herein by reference.

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

10.1
Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.2
Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

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

10.4	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.5*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended (2007 Plan). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.6*	Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan (2016 Plan). Filed herewith.

10.7*	Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan (2021 Plan). Filed herewith.

10.8*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.9*
Form of 2007 Plan Restricted Stock Unit Agreement (deferral of receipt of shares). Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.10*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.11*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.12*
Form of 2016 Plan Restricted Stock Unit Agreement (deferral of receipt of shares). Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.13*
Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.14*
Form of 2016 Plan Restricted Stock Unit Agreement (deferral of receipt of shares) (2018). Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.15*
Form of 2016 Plan Trustee Deferred Stock Unit Agreement (2018). Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.16*
Form of 2016 Plan Executive Restricted Stock Unit Agreement (2018). Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.17*	Form of 2016 Employee Stock Unit Agreement (2020). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.18*
Form of 2016 Plan Employee Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.19*
Form of 2016 Plan Performance-Based Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.20*	Form of 2021 Plan Employee Stock Unit Agreement (2021). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.21*	Form of 2021 Plan Employee Stock Unit Agreement (2022). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference.

10.22*
Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.23*
Form of 2021 Plan Performance-Based Non-Qualified Stock Option Agreement (2022). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.24*
Form of 2021 Plan Performance-Based Stock Unit Agreement (2022). Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

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

PUBLIC STORAGE

Date: February 21, 2023	By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 21, 2023
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial Officer and Chief Investment Officer (principal financial officer)	February 21, 2023
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 21, 2023
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 21, 2023
Tamara Hughes Gustavson

/s/ Leslie Stone Heisz	Trustee	February 21, 2023
Leslie Stone Heisz

/s/ Michelle Millstone-Shroff	Trustee	February 21, 2023
Michelle Millstone-Shroff

/s/ Shankh S. Mitra	Trustee	February 21, 2023
Shankh S. Mitra

/s/ David J. Neithercut	Trustee	February 21, 2023
David J. Neithercut

/s/ Rebecca Owen	Trustee	February 21, 2023
Rebecca Owen

/s/ Kristy M. Pipes	Trustee	February 21, 2023
Kristy M. Pipes

/s/ Avedick B. Poladian	Trustee	February 21, 2023
Avedick B. Poladian

Signature	Title	Date

/s/ John Reyes	Trustee	February 21, 2023
John Reyes

/s/ Tariq M. Shaukat	Trustee	February 21, 2023
Tariq M. Shaukat

/s/ Ronald P. Spogli	Trustee	February 21, 2023
Ronald P. Spogli

/s/ Paul S. Williams	Trustee	February 21, 2023
Paul S. Williams

PUBLIC STORAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES
(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm Auditor name: Ernst & Young LLP; Firm ID: (42); Auditor location: Los Angeles, California	F-1 - F-2

Consolidated Balance sheets as of December 31, 2022 and 2021	F-3

For the years ended December 31, 2022, 2021, and 2020:

Consolidated Statements of income	F-4

Consolidated Statements of comprehensive income	F-5

Consolidated Statements of equity and redeemable noncontrolling interests	F-6 - F-7

Consolidated Statements of cash flows	F-8 - F-9

Notes to consolidated financial statements	F-10 - F-31

Schedule:

III – Real estate and accumulated depreciation	F-32 - F-34
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

Purchase Price Allocation

Description of the Matter
For the year ended December 31, 2022, the Company completed the acquisition of 74 self-storage facilities for a total purchase price of $730.5 million. As further discussed in Notes 2 and 3 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed, which consisted principally of land and buildings.
Auditing the accounting for the Company’s 2022 acquisitions of self-storage facilities was subjective because the Company, with the assistance of its external valuation specialist, must exercise a high level of management judgment in determining the estimated fair value of acquired land and buildings. Determining the fair value of acquired land was difficult due to the lack of available directly comparable land market information. The estimated fair value of the acquired buildings was based upon (i) the income approach, which included estimating the fair value of hypothetical vacant acquired buildings and adjusting for the estimated fair value of land or (ii) estimated replacement costs, which were calculated by estimating the cost of building similar facilities in comparable markets and adjusting those costs for the age, quality, and configuration associated with the acquired facilities. Determining the fair value of the acquired buildings was challenging due to the judgment utilized by management in determining the assumptions utilized in, or the adjustments applied to, the valuation of each building.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired self-storage facilities, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and building assets, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.
For the 2022 acquisitions of self-storage facilities described above, our procedures included, but were not limited to, evaluating the sensitivity of changes in significant assumptions on the purchase price allocation. We performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land and building values. For certain of these asset acquisitions, we also read the purchase agreements, evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition, evaluated the methods and significant assumptions used by the Company, and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales, income approach assumptions, and replacement cost assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1980.
Los Angeles, California
February 21, 2023

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS

Cash and equivalents	$775,253	$734,599
Real estate facilities, at cost:
Land	5,273,073	5,134,060
Buildings	18,946,053	17,673,773
	24,219,126	22,807,833
Accumulated depreciation	(8,554,155)	(7,773,308)
	15,664,971	15,034,525
Construction in process	372,992	272,471
	16,037,963	15,306,996

Investments in unconsolidated real estate entities	275,752	828,763
Goodwill and other intangible assets, net	232,517	302,894
Other assets	230,822	207,656
Total assets	$17,552,307	$17,380,908

LIABILITIES AND EQUITY

Notes payable	$6,870,826	$7,475,279
Accrued and other liabilities	514,680	482,091
Total liabilities	7,385,506	7,957,370

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	—	68,249

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (164,000 at December 31, 2021) at liquidation preference	4,350,000	4,100,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,265,668 shares issued and outstanding (175,134,455 shares at December 31, 2021)	17,527	17,513
Paid-in capital	5,896,423	5,821,667
Accumulated deficit	(110,231)	(550,416)
Accumulated other comprehensive loss	(80,317)	(53,587)
Total Public Storage shareholders’ equity	10,073,402	9,335,177
Noncontrolling interests	93,399	20,112
Total equity	10,166,801	9,355,289
Total liabilities, redeemable noncontrolling interests and equity	$17,552,307	$17,380,908

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020

Revenues:
Self-storage facilities	$3,946,028	$3,203,566	2,721,630
Ancillary operations	236,135	212,258	193,438
	4,182,163	3,415,824	2,915,068

Expenses:
Self-storage cost of operations	980,209	852,030	807,543
Ancillary cost of operations	72,698	68,568	59,919
Depreciation and amortization	888,146	713,428	553,257
General and administrative	114,742	101,254	83,199
Interest expense	136,319	90,774	56,283
	2,192,114	1,826,054	1,560,201

Other increases (decreases) to net income:
Interest and other income	40,567	12,306	22,323
Equity in earnings of unconsolidated real estate entities	106,981	232,093	80,497
Foreign currency exchange gain (loss)	98,314	111,787	(97,953)
Gain on sale of real estate	1,503	13,683	1,493
Gain on sale of equity investment in PS Business Parks, Inc.	2,128,860	—	—
Net income	4,366,274	1,959,639	1,361,227
Allocation to noncontrolling interests	(17,127)	(6,376)	(4,014)
Net income allocable to Public Storage shareholders	4,349,147	1,953,263	1,357,213
Allocation of net income to:
Preferred shareholders	(194,390)	(186,579)	(207,068)
Preferred shareholders - redemptions (Note 9)	—	(28,914)	(48,265)
Restricted share units	(12,469)	(5,326)	(3,545)
Net income allocable to common shareholders	$4,142,288	$1,732,444	$1,098,335
Net income per common share:
Basic	$23.64	$9.91	$6.29
Diluted	$23.50	$9.87	$6.29

Basic weighted average common shares outstanding	175,257	174,858	174,494
Diluted weighted average common shares outstanding	176,280	175,568	174,642

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020

Net income	$4,366,274	$1,959,639	$1,361,227
Foreign currency exchange (loss) gain on investment in Shurgard	(26,730)	(10,186)	21,489
Total comprehensive income	4,339,544	1,949,453	1,382,716
Allocation to noncontrolling interests	(17,127)	(6,376)	(4,014)
Comprehensive income allocable to Public Storage shareholders	$4,322,417	$1,943,077	$1,378,702

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

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Net income allocated to noncontrolling interests	—	—	—	(6,376)	—	(6,376)	5,906	(470)	470
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(186,579)	—	(186,579)	—	(186,579)	—
Noncontrolling interests	—	—	—	—	—	—	(6,271)	(6,271)	(391)
Common shareholders and restricted share unitholders ($8.00 per share)	—	—	—	(1,402,309)	—	(1,402,309)	—	(1,402,309)	—
Other comprehensive loss	—	—	—	—	(10,186)	(10,186)	—	(10,186)	—
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares (Note 9)	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (283,190 shares) (Note 11)	—	29	35,376	—	—	35,405	—	35,405	—
Retirement of common shares (151,977 shares)	—	(15)	15	—	—	—	—	—	—
Taxes paid upon net share settlement of restricted share units	—	—	(16,827)	—	—	(16,827)	—	(16,827)	—
Share-based compensation expense (Note 11)	—	—	63,360	—	—	63,360	—	63,360	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,708	6,708	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	4,366,274	—	4,366,274	—	4,366,274	—
Net income allocated to noncontrolling interests	—	—	—	(17,127)	—	(17,127)	16,467	(660)	660
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(194,390)	—	(194,390)	—	(194,390)	—
Noncontrolling interests	—	—	—	—	—	—	(33,714)	(33,714)	(509)
Common shareholders and restricted share unitholders ($21.15 per share)	—	—	—	(3,714,572)	—	(3,714,572)	—	(3,714,572)	—
Other comprehensive loss	—	—	—	—	(26,730)	(26,730)	—	(26,730)	—
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$4,366,274	$1,959,639	$1,361,227
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of equity investment in PS Business Parks, Inc.	(2,128,860)	—	—
Gain on sale of real estate	(1,503)	(13,683)	(1,493)
Depreciation and amortization	888,146	713,428	553,257
Equity in earnings of unconsolidated real estate entities	(106,981)	(232,093)	(80,497)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	134,769	150,488	72,098
Unrealized foreign currency exchange (gain) loss	(97,563)	(111,787)	97,953
Share-based compensation expense	56,703	59,815	33,363
Other	6,156	17,748	6,994
Total adjustments	(1,249,133)	583,916	681,675
Net cash flows from operating activities	3,117,141	2,543,555	2,042,902
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(459,773)	(270,238)	(169,998)
Development and expansion of real estate facilities	(313,511)	(281,981)	(189,413)
Acquisition of real estate facilities and intangible assets	(757,944)	(5,047,106)	(792,266)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	13,670	19,518	24,658
Repayment of note receivable	—	—	7,509
Proceeds from sale of real estate investments	1,543	16,296	1,796
Proceeds from sale of equity investment in PS Business Parks, Inc.	2,636,011	—	—
Net cash flows from (used in) investing activities	1,119,996	(5,563,511)	(1,117,714)
Cash flows from financing activities:
Repayments on notes payable	(513,495)	(2,218)	(2,020)
Issuance of notes payable, net of issuance costs	—	5,038,904	545,151
Issuance of preferred shares	242,832	1,147,455	1,208,206
Issuance of common shares in connection with share-based compensation	35,271	95,860	12,664
Redemption of preferred shares	—	(1,175,000)	(1,220,000)
Taxes paid upon net share settlement of restricted share units	(16,827)	(13,069)	(10,518)
Acquisition of noncontrolling interests	—	(692)	(33)
Contributions by noncontrolling interests	1,669	2,451	2,629
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(3,908,497)	(1,588,888)	(1,606,429)
Distributions paid to noncontrolling interests	(34,223)	(6,662)	(5,366)
Net cash flows (used in) from financing activities	(4,193,270)	3,498,141	(1,075,716)
Net cash flows from operating, investing, and financing activities	43,867	478,185	(150,528)
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	—	505	(426)
Increase (decrease) in cash and equivalents, including restricted cash	$43,867	$478,690	$(150,954)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$734,599	$257,560	$409,743
Restricted cash included in other assets	26,691	25,040	23,811
	$761,290	$282,600	$433,554

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$775,253	$734,599	$257,560
Restricted cash included in other assets	29,904	26,691	25,040
	$805,157	$761,290	$282,600

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(15,260)	$(23,398)	$(10,359)
Construction or expansion of real estate facilities	(65,650)	(50,051)	(32,349)

Real estate acquired in exchange for noncontrolling interests	(19,865)	(68,170)	—
Real estate acquired in exchange for consideration payable	—	—	(3,799)

Preferred shares called for redemption and reclassified to liabilities	—	—	300,000

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

1.Description of the Business
Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”), a Maryland real estate investment trust that has elected to be taxed as a real estate investment trust (“REIT”), was organized in 1980. Our principal business activities include the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant reinsurance, merchandise sales, and third party management, as well as the acquisition and development of additional self-storage space.
At December 31, 2022, we had direct and indirect equity interests in 2,869 self-storage facilities (with approximately 204.2 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.2 million net rentable square feet of commercial and retail space.
At December 31, 2022, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 266 self-storage facilities (with approximately 15 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
On July 20, 2022, in connection with the closing of the merger of PS Business Parks, Inc. (“PSB”) with affiliates of Blackstone Real Estate (“Blackstone”), we completed the sale of our 41% common equity interest in PSB in its entirety. Prior to the merger transaction, PSB was a REIT traded on the New York Stock Exchange under the “PSB” symbol, which owned commercial properties, primarily multi-tenant industrial, flex, and office space. Refer to Note 4. Investments in Unconsolidated Real Estate Entities for transaction information and our accounting treatment of the sale.
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
Summary of Significant Accounting Policies
Consolidation and Equity Method of Accounting
We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. In addition, we have general partner interests in limited partnerships along with third-party investors to develop, construct or operate self-storage facilities. As the general partner, we consider the limited partnerships to be VIEs if the limited partners lack both substantive participating rights and substantive kick-out rights. We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. The total assets, primarily real estate assets, and the total liabilities of our consolidated VIEs are not material as of December 31, 2022. We consolidate all other entities when we control them through voting shares or contractual rights. We refer to the entities we consolidate, for the period in which the reference applies, collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
We evaluate goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that it is more likely than not that the fair value of the related reporting unit is less than the carrying amount. When we conclude that it is not more likely than not that the fair value of the reporting unit is less than the aggregate carrying amount, no impairment charge is recorded and no further analysis is performed. Otherwise, we record an impairment charge to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value.
We evaluate other indefinite-lived intangible assets, such as the Shurgard® trade name for impairment at least annually and whenever relevant events, circumstances and other related factors indicate that it is more likely than not that the asset is impaired. When we conclude that it is not more likely than not that the asset is impaired, we do not record an impairment charge and no further analysis is performed. Otherwise, we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
At December 31, 2022, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 7), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar. The Euro was translated at exchange rates of approximately 1.070 U.S. Dollars per Euro at December 31, 2022 (1.134 at December 31, 2021), and average exchange rates of 1.054, 1.183 and 1.141 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2022, we had no tax benefits that were not recognized.
Share-Based Compensation
We generally estimate the fair value of share-based payment awards on the date of grant. We determine the fair value of restricted share units (“RSUs”) with no market conditions based on the closing market price of the Company’s common shares on the date of grant. We value stock options with no market conditions at the grant date using the Black-Scholes option-pricing model. We value stock options and RSUs with market conditions at the grant

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

date using a Monte-Carlo valuation simulation. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by our stock price as well as assumptions regarding a number of subjective and complex variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards. For stock options, variables also include actual and projected stock option exercise behaviors. For restricted share units and stock options with performance conditions, we adjust compensation cost each quarter as needed for any changes in the assessment of the probability that the specified performance criteria will be achieved.
We amortize the grant-date fair value of awards as compensation expense over the service period, which begins on the grant date and ends on the expected vesting date. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with market and/or performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method). For awards with performance conditions, the estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In amortizing share-based compensation expense, we do not estimate future forfeitures. Instead, we reverse previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

3.Real Estate Facilities

Activity in real estate facilities during 2022, 2021, and 2020 is as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$22,807,833	$17,372,627	$16,289,146
Capital expenditures to maintain real estate facilities	452,316	284,200	163,834
Acquisitions	733,442	4,940,413	781,219
Dispositions	(1,704)	(7,408)	(303)
Developed or expanded facilities opened for operation	227,239	218,001	138,731
Ending balance	24,219,126	22,807,833	17,372,627
Accumulated depreciation:
Beginning balance	(7,773,308)	(7,152,135)	(6,623,475)
Depreciation expense	(781,931)	(625,968)	(528,660)
Dispositions	1,084	4,795	—
Ending balance	(8,554,155)	(7,773,308)	(7,152,135)
Construction in process:
Beginning balance	272,471	188,079	141,934
Costs incurred to develop and expand real estate facilities	336,948	302,393	188,102
Write-off of cancelled projects and transfer to other assets	(9,188)	—	(3,226)
Developed or expanded facilities opened for operation	(227,239)	(218,001)	(138,731)
Ending balance	372,992	272,471	188,079
Total real estate facilities at December 31,	$16,037,963	$15,306,996	$10,408,571
During 2022, we acquired 74 self-storage facilities (4.7 million net rentable square feet of storage space), for a total cost of $730.5 million, consisting of $710.6 million in cash and $19.9 million in partnership units in one of our subsidiaries. Approximately $24.1 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $227.2 million during 2022, adding 1.4 million net rentable square feet of self-storage space. Construction in process at December 31, 2022 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities. During 2022, we wrote off $7.0 million of accumulated development costs for cancelled development and redevelopment projects in construction in process as general and administrative expense. We also transferred $2.2 million of land cost related to a cancelled development project to other assets at December 31, 2022.
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
During 2022, we sold portions of real estate facilities in connection with eminent domain proceedings for $1.5 million in cash proceeds and recorded a related gain on sale of real estate of approximately $1.5 million.
During 2021, we acquired 232 self-storage facilities (21,830,000 net rentable square feet of storage space), for a total cost of $5.1 billion, consisting of $5.0 billion in cash and $68.2 million in partnership units in one of our subsidiaries. Approximately $174.9 million of the total cost was allocated to intangible assets. We completed

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

development and redevelopment activities costing $218.0 million during 2021, adding 1.6 million net rentable square feet of self-storage space. During 2021, we sold portions of real estate facilities in connection with eminent domain proceedings for $16.3 million in cash proceeds and recorded a related gain on sale of real estate of approximately $13.7 million.
During 2020, we acquired 62 self-storage facilities (5.1 million net rentable square feet of storage space), for a total cost of $792.3 million, which includes the assumption of a $3.8 million liability. Approximately $14.9 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $138.7 million during 2020, adding 1.1 million net rentable square feet of self-storage space. Included in general and administrative expense in 2020 is $3.2 million in development projects that were cancelled.
At December 31, 2022, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $16.5 billion (unaudited).
4.Investments in Unconsolidated Real Estate Entities
The following table sets forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate for the Year Ended December 31,
	2022	2021	2022	2021	2020

PSB	$—	$515,312	$80,596	$207,722	$64,835
Shurgard	275,752	313,451	26,385	24,371	15,662
Total	$275,752	$828,763	$106,981	$232,093	$80,497

The following tables represent summarized financial information for PSB and Shurgard in aggregate derived from their respective reported financial statements prepared under US GAAP before our basis difference adjustments for the years ended December 31, 2022, 2021, and 2020 (amounts in thousands). Due to the complete sale of our equity investment in PSB in July 2022, the summarized financial information for 2022 includes PSB's financial activities through June 30, 2022, which represents the most practical date of such reported information prior to the transaction.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31,
	2022	2021	2020

Revenues	$572,192	$790,461	$721,393
Costs of operations	193,868	263,398	242,992
Operating income	220,948	333,624	290,901
Gain on sale of real estate	128,743	359,904	27,234
Net Income	299,226	639,062	275,680

	At December 31,
	2022	2021

Real estate assets	$1,391,806	$3,437,115
Other assets	289,420	481,403
Total assets	$1,681,226	$3,918,518

Debt	$860,977	$943,276
Other liabilities	224,701	298,787
Noncontrolling interests	2,659	262,243
Shareholders' equity	592,889	2,414,212
Total liabilities and equity	$1,681,226	$3,918,518

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
We classified $2.6 billion of the proceeds from the merger consideration, or $182.25 per share or unit within cash flows from investing activities in the Consolidated Statements of Cash Flows for 2022. During 2022, 2021 and 2020, we received cash distributions from PSB totaling $109.5 million (including the aforementioned $5.25 closing cash dividend per share or unit and the $0.22 prorated quarterly cash dividend per share or unit from the merger transaction), $127.3 million and $60.7 million, respectively, which were classified within cash flows from operating activities in the Consolidated Statements of Cash Flows.
Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing a 35% equity interest in Shurgard.
Based upon the closing price at December 31, 2022 (€42.85 per share of Shurgard common stock, at 1.070 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During 2022, 2021 and 2020, we received $3.5 million, $3.5 million and $3.1 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.2 million, $1.2 million, and $1.1 million of intra-entity profits and losses for 2022, 2021 and 2020, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
During 2022, 2021, and 2020, we received cash dividends from Shurgard totaling $37.8 million, $41.5 million and $34.9 million, respectively. Approximately $13.7 million, $19.5 million and $24.7 million of total cash distributions from Shurgard during the year ended December 31, 2022, 2021 and 2020, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At December 31, 2022, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $67.8 million ($74.7 million at December 31, 2021). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $6.9 million, $8.4 million and $5.8 million during 2022, 2021, and 2020, respectively.
Shurgard is a publicly held entity trading on Euronext Brussels under the symbol “SHUR”.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At December 31, 2022			At December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	201,668	(153,818)	47,850	198,180	(79,953)	118,227
Total goodwill and other intangible assets	$386,335	$(153,818)	$232,517	$382,847	$(79,953)	$302,894

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $95.2 million, $76.6 million and $16.1 million in 2022, 2021, and 2020, respectively. During 2022, 2021, and 2020, intangibles increased $24.8 million, $174.9 million, and $14.9 million, respectively, in connection with the acquisition of real estate facilities (Note 3).
The remaining amortization expense will be recognized over a weighted average life of approximately 1.3 years. The estimated future amortization expense for our finite-lived intangible assets at December 31, 2022 is as follows (amounts in thousands):

Year	Amount
2023	$36,852
2024	5,746
Thereafter	5,252
Total	$47,850

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

6.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at December 31, 2022). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at December 31, 2022). At December 31, 2022 and February 21, 2023, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $18.6 million at December 31, 2022 ($21.2 million at December 31, 2021). The Credit Facility has various customary restrictive covenants with which we were in compliance at December 31, 2022.
7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at December 31, 2022 and 2021 are set forth in the tables below:

			Amounts at December 31, 2022
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	2.831%	$700,000	$(925)	$699,075	$691,309
Notes due February 15, 2026	0.875%	1.030%	500,000	(2,322)	497,678	441,849
Notes due November 9, 2026	1.500%	1.640%	650,000	(3,357)	646,643	578,899
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,492)	497,508	466,029
Notes due May 1, 2028	1.850%	1.962%	650,000	(3,599)	646,401	558,197
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,818)	547,182	468,509
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,947)	498,053	456,855
Notes due May 1, 2031	2.300%	2.419%	650,000	(5,697)	644,303	530,390
Notes due November 9, 2031	2.250%	2.322%	550,000	(3,134)	546,866	443,514
			5,250,000	(26,291)	5,223,709	4,635,551

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	107,035	—	107,035	104,344
Notes due November 3, 2025	2.175%	2.175%	259,039	—	259,039	246,119
Notes due September 9, 2030	0.500%	0.640%	749,245	(8,611)	740,634	566,204
Notes due January 24, 2032	0.875%	0.978%	535,175	(4,858)	530,317	396,297
			1,650,494	(13,469)	1,637,025	1,312,964

Mortgage Debt, secured by 5 real estate facilities with a net book value of $17.0 million	3.410%	3.410%	10,092	—	10,092	9,568

			$6,910,586	$(39,760)	$6,870,826	$5,958,083

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
On April 23, 2021, we completed a public offering of $700 million, $650 million, and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of the Compounded Secured Overnight Financing Rate (“SOFR”) plus 0.47% (reset quarterly and at 4.36% as of December 31, 2022), 1.850%, and 2.300%, respectively, and maturing on April 23, 2024, May 1, 2028, and May 1, 2031, respectively. Interest on the 2024 notes is payable quarterly, commencing on July 23, 2021. Interest on the 2028 notes and 2031 notes is payable semi-annually, commencing on November 1, 2021. In connection with the offering, we incurred a total of $13.7 million in costs.
On November 9, 2021, we completed a public offering of $650 million, $550 million, and $550 million aggregate principal amount of senior notes bearing interest at an annual rate of 1.500%, 1.950%, and 2.250%, respectively, and maturing on November 9, 2026, November 9, 2028, and November 9, 2031, respectively. Interest on the senior notes is payable semi-annually, commencing on May 9, 2022. In connection with the offering, we incurred a total of $11.3 million in costs.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants, with which we were in compliance at December 31, 2022. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 14% at December 31, 2022) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 25x for the twelve months ended December 31, 2022) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
Our Euro denominated unsecured notes (the “Euro Notes”) consist of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €100.0 million issued to institutional investors on April 12, 2016, (iii) €500.0 million issued in a public offering on January 24, 2020, and (iv) €700.0 million issued in a public offering on September 9, 2021. Interest is payable semi-annually on the notes issued November 3, 2015 and April 12, 2016, and annually on the notes issued January 24, 2020 and September 9, 2021.The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $99.2 million for 2022, as compared to gains of $111.8 million for 2021 and losses of $98.0 million for 2020).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At December 31, 2022, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.2% and 7.1%, and mature between November 1, 2023 and July 1, 2030.
At December 31, 2022, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

2023	$—	$8,270	$8,270
2024	807,035	124	807,159
2025	259,039	131	259,170
2026	1,150,000	138	1,150,138
2027	500,000	140	500,140
Thereafter	4,184,420	1,289	4,185,709
	$6,900,494	$10,092	$6,910,586
Weighted average effective rate	2.0%	3.4%	2.0%
Cash paid for interest totaled $133.8 million, $77.7 million, and $52.7 million for 2022, 2021, and 2020, respectively. Interest capitalized as real estate totaled $6.0 million, $3.5 million and $3.4 million for 2022, 2021, and 2020, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At December 31, 2022, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the request of the unitholder. These include a total of 54,137 partnership units of $19.9 million issued to third-parties in connection with our acquisition of self-storage properties in 2022.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
9.Shareholders’ Equity

Preferred Shares
At December 31, 2022 and 2021, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2022		At December 31, 2021
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	—	—
Total Preferred Shares			174,000	$4,350,000	164,000	$4,100,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At December 31, 2022, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to Paid-in capital.
During 2022, 2021, and 2020, we issued the following series of Preferred Shares at an issuance price of $25.00 per depository share with each depository share representing 0.001 of a share of Preferred Share (amounts in thousands):

Year	Series	Shares	Gross Proceeds	Issuance Costs
2022	S	10,000	$250,000	$7,168
2021	P, Q and R	47,300	1,182,500	35,045
2020	L, M, N and O	49,900	1,247,500	39,294
During 2021 and 2020, we redeemed the following series of Preferred Shares at par (none in 2022) (amounts in thousands):

Year	Series	Aggregate Redemption Amount	Allocation of Income to Preferred Shares Holders in Connection with Redemption
2021	C, D and E	$875,000	$28,914
2020 (a)	V, W, X and B	1,520,000	48,265
(a)On December 14, 2020, we called for redemption of, and on January 20, 2021, we redeemed Series B Preferred Shares. The liquidation value (at par) was reclassified as a liability as of December 31, 2020 and we recorded allocation of income to the holders of our Preferred Shares in 2020 in connection with this redemption.
Common Shares
During 2022, 2021, and 2020, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and exercise of stock options (Note 11)	283,190	$35,405	552,713	$95,860	163,127	$12,664
Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions. Through December 31, 2022, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2022.
The unaudited characterization of dividends for U.S. federal corporate income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. Common share dividends paid, including amounts paid to our restricted share unitholders, totaled $3.714 billion ($21.15 per share), $1.402 billion ($8.00 per share), and $1.399 billion ($8.00 per share) for the years ended December 31, 2022, 2021, and 2020, respectively. Included in common share dividends paid during 2022 is $2.3 billion of a special cash dividend (“Special Dividend”) of $13.15 per common share paid on August 4, 2022 in connection with the sale of our equity investment in PSB on July 20, 2022. Preferred share dividends totaled $194.4 million, $186.6 million and $207.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
For the tax year ended December 31, 2022, distributions for the common shares and all the various series of preferred shares were classified as follows:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	2022 (unaudited)
	1st Quarter	2nd Quarter	8/4/2022 Special	3rd Quarter	4th Quarter
Ordinary Dividends	29.61%	29.61%	39.66%	—%	100.00%
Capital Gain Distributions	70.39%	70.39%	60.34%	100.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
The ordinary income dividends distributed for the tax year ended December 31, 2022 are not qualified dividends under the Internal Revenue Code; however, they are subject to the 20% deduction under IRS Section 199A.
10.Related Party Transactions
At December 31, 2022, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $2.2 million, $2.1 million and $1.6 million for 2022, 2021, and 2020, respectively.
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
11.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant equity awards to trustees, officers, and key employees, including non-qualified options to purchase the Company’s common shares, RSUs, deferred share units (“DSUs”), and unrestricted common shares issued in lieu of trustee compensation.
On April 26, 2021, the Company’s Shareholders approved the 2021 Equity and Performance-Based Incentive Compensation Plan (“2021 Plan”), which authorized an additional three million shares available for future issuance of equity-based awards. As of December 31, 2022, there were a total of 1,724,352 shares reserved for granting of future options and stock awards under the 2021 Plan.
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $4.1 million and $3.9 million share-based compensation cost was capitalized as real estate facilities for the year ended December 31, 2022 and 2021, respectively (none in 2020).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	For Years Ended December 31,
	2022	2021	2020

	(Amounts in thousands)

Self-storage cost of operations	$17,950	$20,544	$14,904
Ancillary cost of operations	888	1,561	—
General and administrative	37,865	37,760	18,586
Total	$56,703	$59,865	$33,490

Included in share-based compensation is $14.9 million, $15.9 million and $5.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, of retirement acceleration as discussed in Note 2.
Stock Options
We have service-based and performance-based stock options outstanding. Performance-based stock options outstanding vest upon meeting certain performance conditions or market conditions. Stock options generally vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of our common shares on the grant date. New shares are issued for options exercised. Employees cannot require the Company to settle their award in cash.
For the years ended December 31, 2022, 2021, and 2020, we incurred share-based compensation cost for outstanding stock options of $19.9 million, $25.1 million and $7.6 million, respectively.
During 2022, we granted 65,000 stock options in connection with non-management trustee compensation. We also granted 77,683 stock options, of which vesting is dependent upon meeting certain market conditions over the three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
During 2021, 245,000 stock options were awarded where vesting is dependent upon meeting certain performance targets over the three-year period from January 1, 2021 through December 31, 2023, which are considered performance conditions, with continued service-based vesting through the first quarter of 2026. These awards contain a relative Total Shareholder Return modifier that will adjust the payout based on relative performance as compared to the market. As of December 31, 2022, these performance targets were expected to be met at 125% achievement, an increase from 100% as of December 31, 2021.
During 2020, 770,000 stock options were awarded where vesting is dependent upon meeting certain performance targets over the three-year period from January 1, 2020 through December 31, 2022, which are considered performance conditions, with continued service-based vesting through the first quarter of 2025. These performance targets were met at 125% achievement at December 31, 2022.
The stock options outstanding at December 31, 2022 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $209.8 million and remaining average contractual lives of approximately five years. Total compensation cost related to nonvested stock options that has not yet been recognized is $21.2 million and is expected to be recognized as compensation cost over approximately three years on average. Exercisable stock options have an aggregate intrinsic value of approximately $128.9 million at December 31, 2022 and remaining average contractual lives of approximately three years.
Additional information with respect to stock options during 2022, 2021, and 2020 is as follows:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Service-Based		Performance-Based		Total
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding January 1, 2020	2,339,667	$204.53	—	$—	2,339,667	$204.53
Granted	70,000	200.61	770,000	228.94	840,000	226.58
Exercised	(71,500)	(175.16)	—	—	(71,500)	(175.16)
Cancelled	(107,000)	(220.33)	(40,000)	(228.94)	(147,000)	(222.67)
Options outstanding December 31, 2020	2,231,167	$204.60	730,000	$228.94	2,961,167	$210.59
Granted (a)	140,000	248.54	420,000	229.53	560,000	234.29
Exercised	(471,216)	(203.30)	—	—	(471,216)	(203.30)
Cancelled	—	—	(10,000)	(228.94)	(10,000)	(228.94)
Options outstanding December 31, 2021	1,899,951	$208.16	1,140,000	$229.16	3,039,951	$216.04
Granted (b)	65,000	398.97	138,933	299.88	203,933	331.46
Special dividend adjustment (c)	62,512	N/A	41,836	N/A	104,348	N/A
Exercised	(173,422)	(189.95)	(10,327)	(221.68)	(183,749)	(191.74)
Cancelled	—	—	—	—	—	—
Options outstanding December 31, 2022 (d)	1,854,041	$209.53	1,310,442	$229.39	3,164,483	$217.75
Options exercisable at December 31, 2022 (d)	1,617,555	$200.87	10,327	$221.68	1,627,882	$201.00

	2022	2021	2020
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$27,210	$44,613	$3,433

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years	6	5	5
Risk-free interest rate	2.9%	0.8%	0.4%
Expected volatility, based upon historical volatility	22.9%	24.1%	21.6%
Expected dividend yield	2.0%	2.9%	3.8%

Average assumptions used in valuing options with market conditions with the Monte-Carlo simulation method:
Expected life of options in years	7	5
Risk-free interest rate	1.8%	0.9%
Expected volatility, based upon historical volatility	22.6%	26.5%
Expected dividend yield	2.3%	2.9%

Average estimated value of options granted during the year	$87.57	$62.66	$17.79
(a) Amount granted for performance-based stock options includes performance adjustments above target for options granted in 2020.
(b) Amount granted for performance-based stock options includes performance adjustments above target for options granted in 2021.
(c) On August 4, 2022, we paid a Special Dividend of $13.15 per common share to shareholders of record as of August 1, 2022. Stock options that were outstanding at the time of the Special Dividend were adjusted pursuant to the anti-dilution provisions of the Company’s applicable equity and performance-based incentive compensation plans that provide for equitable adjustments in the event of an extraordinary cash dividend. The anti-dilution adjustments

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

proportionately increased the number of outstanding stock options and reduced the exercise prices of outstanding stock options by a conversion rate of 1.03275, resulting in an increase of 104,348 stock options outstanding. The adjustments did not result in incremental share-based compensation expense.
(d) The weighted average exercise price of options outstanding and options exercisable at December 31, 2022 reflect the adjusted exercise price post the anti-dilution adjustment on August 3, 2022.
Restricted Share Units
We have service-based and performance-based RSUs outstanding, which generally vest over 5 to 8 years from the grant date. Performance-based RSUs outstanding vest upon meeting certain performance conditions or market conditions. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives new common shares equal to the number of vested RSUs, less common shares withheld to satisfy the grantee’s statutory tax liabilities arising from the vesting.
The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.
For the years ended December 31, 2022, 2021, and 2020, we incurred share-based compensation cost for RSUs of $39.9 million, $37.6 million, and $25.1 million, respectively.
During 2022, 21,985 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. The amount of these RSUs that are earned and vested, if any, will be based, in addition to continued employment requirements, on the Company's relative total shareholder return over the three-year period as compared to the weighted average total shareholder return of the specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
During 2021, 37,000 RSUs were awarded where vesting is dependent upon meeting certain performance targets for 2021, which are considered performance conditions, with continued service-based vesting through the first quarter of 2026. As of December 31, 2021, these targets were met at 125% achievement.
Remaining compensation cost related to RSUs outstanding at December 31, 2022 totals approximately $74.3 million and is expected to be recognized over the next two years on average. The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Service-Based		Performance-Based		Total
	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Restricted share units outstanding January 1, 2020	619,150	$213.29	—	$—	619,150	$213.29
Granted	110,755	222.27	—	—	110,755	222.27
Vested	(140,089)	(200.88)	—	—	(140,089)	(200.88)
Forfeited	(37,028)	(215.08)	—	—	(37,028)	(215.08)
Restricted share units outstanding December 31, 2020	552,788	$218.11	—	$—	552,788	$218.11
Granted (a)	143,068	336.06	46,250	275.12	189,318	321.17
Vested	(138,420)	(216.63)	—	—	(138,420)	(216.63)
Forfeited	(32,864)	(221.32)	—	—	(32,864)	(221.32)
Restricted share units outstanding December 31, 2021	524,572	$249.90	46,250	$275.12	570,822	$251.95
Granted	51,575	293.43	21,985	465.11	73,560	344.74
Vested	(146,138)	(240.71)	—	—	(146,138)	(240.71)
Forfeited	(22,197)	(256.50)	—	—	(22,197)	(256.50)
Restricted share units outstanding December 31, 2022	407,812	$258.34	68,235	$336.33	476,047	$269.52

	2022	2021	2020
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$47,244	$37,430	$31,076
Cash paid for taxes upon vesting in lieu of issuing common shares	$16,827	$13,069	$10,518
Common shares issued upon vesting	99,009	81,325	91,627

Average assumptions used in valuing restricted share units with market conditions with the Monte-Carlo simulation method:
Time from the valuation date to the end of the performance period	3
Risk-free interest rate	1.6%
Expected volatility, based upon historical volatility	26.5%
Expected dividend yield	2.3%

Average estimated value of restricted share units granted during the year	$465.11
(a)Amount includes adjustments above target for performance-based RSUs granted in fiscal year 2021 based on achievement of performance criteria.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Shares of unrestricted stock and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During 2022, we granted 2,425 DSUs and 432 unrestricted common shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

12. Net Income per Common Share
We allocate net income to (i) noncontrolling interests based upon their contractual rights in the respective subsidiaries or for participating noncontrolling interests based upon their participation in both distributed and undistributed earnings of the Company, (ii) preferred shareholders, for distributions paid or payable, (iii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (a “preferred share redemption charge”), and (iv) RSUs, for non-forfeitable dividends paid and adjusted for participation rights in undistributed earnings of the Company.
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Potentially dilutive stock options representing 147,344 common shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2022, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the year ended December 31, 2022, 2021, and 2020, respectively (in thousands, except per share amounts):

	For the Years Ended December 31,
	2022	2021	2020
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$4,142,288	$1,732,444	$1,098,335

Denominator for basic net income per share - weighted average common shares outstanding	175,257	174,858	174,494
Net effect of dilutive stock options - based on treasury stock method	1,023	710	148
Denominator for dilutive net income per share - weighted average common shares outstanding	176,280	175,568	174,642

Net income per common share:
Basic	$23.64	$9.91	$6.29
Dilutive	$23.50	$9.87	$6.29

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	For the Years Ended December 31,
	2022	2021	2020

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$3,946,028	$3,203,566	$2,721,630
Cost of operations	(980,209)	(852,030)	(807,543)
Net operating income	2,965,819	2,351,536	1,914,087
Depreciation and amortization	(888,146)	(713,428)	(553,257)
Net income	2,077,673	1,638,108	1,360,830

Ancillary Operations
Revenue	236,135	212,258	193,438
Cost of operations	(72,698)	(68,568)	(59,919)
Net operating income	163,437	143,690	133,519

Total net income allocated to segments	2,241,110	1,781,798	1,494,349

Other items not allocated to segments:
General and administrative	(114,742)	(101,254)	(83,199)
Interest and other income	40,567	12,306	22,323
Interest expense	(136,319)	(90,774)	(56,283)
Equity in earnings of unconsolidated real estate entities	106,981	232,093	80,497
Foreign currency exchange gain (loss)	98,314	111,787	(97,953)
Gain on sale of real estate	1,503	13,683	1,493
Gain on sale of equity investment in PS Business Parks, Inc.	2,128,860	—	—
Net income	$4,366,274	$1,959,639	$1,361,227

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At December 31, 2022, there were approximately 1.2 million certificates held by our self-storage customers, representing aggregate coverage of approximately $5.6 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $263.5 million at December 31, 2022. We expect to pay approximately $229.8 million in 2023 and $33.7 million in 2024 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $63.4 million at December 31, 2022. We expect to pay approximately $3.1 million in each of 2023 and 2024, $3.0 million in each of 2025 and 2026, $2.1 million in 2027 and $49.1 million thereafter for these commitments.
15.    Subsequent Events
Subsequent to December 31, 2022, we acquired or were under contract to acquire eight self-storage facilities across five states with 0.5 million net rentable square feet, for $70.5 million.
On February 4, 2023, our Board of Trustees declared a 50% increase in its regular common quarterly dividend from $2.00 to $3.00 per share, payable on March 30, 2023 to shareholders of record as of March 15, 2023. The distribution equates to an annualized increase to the Company’s regular common dividend from $8.00 to $12.00 per share.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2022
Description	No. of Facilities	Net Rentable Square Feet	2022 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Self-storage facilities by market:
Los Angeles	226	16,652	359	543,650	981,256	471,088	542,073	1,453,921	1,995,994	928,465
Dallas/Ft. Worth	193	17,274	—	328,518	1,889,830	214,515	329,979	2,102,884	2,432,863	421,762
Houston	145	12,265	—	239,385	647,576	258,080	238,706	906,335	1,145,041	381,723
San Francisco	141	9,197	—	245,623	557,398	314,857	258,373	859,505	1,117,878	557,875
Chicago	137	8,865	—	147,606	440,494	144,497	150,443	582,154	732,597	427,557
Washington DC	118	8,341	—	420,884	1,319,147	199,354	436,704	1,502,681	1,939,385	435,221
Atlanta	112	7,550	1,591	143,799	420,664	101,272	144,161	521,574	665,735	319,016
Seattle/Tacoma	100	6,980	—	211,959	584,089	161,112	212,568	744,592	957,160	410,728
Miami	99	7,460	—	252,244	560,224	172,704	254,137	731,035	985,172	397,084
New York	98	7,278	—	281,499	617,448	268,202	287,836	879,313	1,167,149	536,545
Orlando/Daytona	98	5,781	—	157,808	408,287	70,883	163,289	473,689	636,978	191,858
Denver	70	5,291	8,142	120,117	323,262	106,286	120,838	428,827	549,665	187,978
Minneapolis/St. Paul	65	5,218	—	123,460	300,698	126,906	127,014	424,050	551,064	166,687
Philadelphia	62	4,041	—	58,824	226,733	85,150	57,845	312,862	370,707	187,147
Charlotte	61	4,689	—	89,309	238,236	85,982	97,172	316,355	413,527	158,819
Tampa	57	3,985	—	93,109	213,546	85,926	96,422	296,159	392,581	155,070
Detroit	48	3,595	—	67,465	225,061	61,379	68,871	285,034	353,905	142,253
Portland	49	2,865	—	60,975	218,076	51,935	61,633	269,353	330,986	124,847
Baltimore	50	3,851	—	136,598	775,086	42,754	136,722	817,716	954,438	131,757
Phoenix	50	3,499	—	99,453	304,379	45,259	99,444	349,647	449,091	139,434
West Palm Beach	46	3,833	—	156,788	221,479	114,853	157,496	335,624	493,120	161,302
San Antonio	40	2,827	—	54,753	224,313	31,712	54,711	256,067	310,778	84,489
Austin	37	2,942	—	69,205	188,500	49,021	71,227	235,499	306,726	109,453
Raleigh	38	2,732	—	89,212	212,776	42,985	90,201	254,772	344,973	83,693
Norfolk	36	2,208	—	47,728	128,986	30,103	46,843	159,974	206,817	84,167
Sacramento	35	2,054	—	26,429	80,391	42,815	26,913	122,722	149,635	90,534
Indianapolis	31	2,040	—	40,905	109,447	24,061	41,905	132,508	174,413	57,787
Kansas City	30	1,972	—	19,603	106,102	37,676	19,803	143,578	163,381	70,531
Boston	28	1,962	—	80,843	209,495	39,655	81,409	248,584	329,993	124,302
St. Louis	28	1,749	—	23,539	89,341	35,063	23,395	124,548	147,943	72,260
Columbus	27	2,015	—	44,983	92,001	29,817	45,090	121,711	166,801	57,187
Columbia	27	1,620	—	27,177	83,532	23,724	27,936	106,497	134,433	47,839
Oklahoma City	36	2,695	—	58,426	197,991	19,338	58,426	217,329	275,755	38,708
San Diego	24	2,183	—	89,782	162,043	52,943	92,292	212,476	304,768	111,712
Las Vegas	25	1,649	—	28,016	113,889	22,270	27,264	136,911	164,175	58,605
Cincinnati	21	1,241	—	19,385	67,782	24,688	19,303	92,552	111,855	38,121

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2022
Description	No. of Facilities	Net Rentable Square Feet	2022 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Nashville/Bowling Green	19	1,221	—	25,374	57,494	32,496	25,372	89,992	115,364	37,098
Colorado Springs	16	1,118	—	12,320	60,393	23,467	12,317	83,863	96,180	35,592
Milwaukee	15	964	—	13,189	32,071	10,806	13,158	42,908	56,066	37,262
Louisville	15	913	—	23,563	46,108	8,936	23,562	55,045	78,607	21,323
Jacksonville	15	922	—	14,454	47,415	13,294	14,503	60,660	75,163	38,156
Birmingham	15	606	—	6,316	25,567	15,119	6,204	40,798	47,002	30,303
Richmond	15	768	—	20,979	52,239	6,712	20,784	59,146	79,930	24,763
Greensboro	14	845	—	13,413	35,326	15,088	15,502	48,325	63,827	31,488
Charleston	14	978	—	16,947	56,793	23,215	17,923	79,032	96,955	33,383
Fort Myers/Naples	15	1,148	—	32,185	95,517	8,105	32,420	103,387	135,807	26,587
Chattanooga	13	846	—	10,030	45,578	8,613	9,832	54,389	64,221	19,596
Savannah	12	700	—	33,094	42,465	5,698	31,766	49,491	81,257	23,012
Greensville/Spartanburg/Asheville	14	842	—	10,815	50,364	11,111	11,744	60,546	72,290	25,378
Honolulu	11	807	—	54,184	106,299	21,266	55,101	126,648	181,749	78,924
Hartford/New Haven	11	693	—	6,778	19,959	22,898	8,443	41,192	49,635	35,980
New Orleans	11	772	—	13,372	59,382	9,197	13,540	68,411	81,951	31,527
Salt Lake City	12	758	—	18,606	37,739	6,242	18,255	44,332	62,587	17,354
Memphis	11	645	—	19,581	29,852	11,269	20,934	39,768	60,702	25,156
Mobile	15	759	—	18,688	45,137	6,859	18,515	52,169	70,684	17,238
Omaha	11	940	—	17,965	69,085	4,785	17,965	73,870	91,835	10,254
Buffalo/Rochester	9	462	—	6,785	17,954	4,328	6,783	22,284	29,067	16,267
Cleveland/Akron	10	631	—	5,916	30,775	6,213	6,309	36,595	42,904	14,890
Augusta	9	503	—	9,397	24,669	4,817	9,397	29,486	38,883	9,188
Reno	7	559	—	5,487	18,704	5,353	5,487	24,057	29,544	14,450
Tucson	7	439	—	9,403	25,491	8,779	9,884	33,789	43,673	23,192
Wichita	7	433	—	2,017	6,691	7,767	2,130	14,345	16,475	12,642
Monterey/Salinas	7	329	—	8,465	24,151	7,729	8,455	31,890	40,345	24,998
Boise	6	545	—	13,412	55,496	1,211	13,412	56,707	70,119	3,802
Evansville	5	326	—	2,340	14,316	1,567	2,312	15,911	18,223	5,593
Dayton	5	284	—	1,074	8,975	4,981	1,073	13,957	15,030	8,290
Huntsville/Decatur	5	298	—	9,161	13,481	3,561	9,108	17,095	26,203	7,163
Fort Wayne	4	271	—	3,487	11,003	3,610	3,487	14,613	18,100	6,611
Roanoke	4	223	—	5,093	18,091	1,080	5,093	19,171	24,264	4,645
Palm Springs	3	242	—	8,309	18,065	2,979	8,309	21,044	29,353	13,108
Providence	3	155	—	995	11,206	3,191	995	14,397	15,392	7,928
Shreveport	2	150	—	817	3,030	3,056	741	6,162	6,903	5,088
Springfield/Holyoke	2	144	—	1,428	3,380	1,999	1,427	5,380	6,807	5,243

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2022
Description	No. of Facilities	Net Rentable Square Feet	2022 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Rochester	2	99	—	1,047	2,246	2,483	980	4,796	5,776	4,354
Santa Barbara	2	98	—	5,733	9,106	1,133	5,733	10,239	15,972	6,674
Topeka	2	94	—	225	1,419	2,136	225	3,555	3,780	3,279
Lansing	2	88	—	556	2,882	996	556	3,878	4,434	2,791
Flint	1	56	—	543	3,068	275	542	3,344	3,886	2,252
Joplin	1	56	—	264	904	1,046	264	1,950	2,214	1,708
Syracuse	1	55	—	545	1,279	906	545	2,185	2,730	2,097
Modesto/Fresno/Stockton	1	33	—	44	206	1,344	193	1,401	1,594	1,060

Commercial and non-operating real estate			—	13,194	26,143	78,824	13,349	104,812	118,161	53,952
	2,869	204,217	$10,092	$5,196,649	$14,907,072	$4,115,405	$5,273,073	$18,946,053	$24,219,126	$8,554,155
Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years. In addition, disclosures of the number and square footage of our facilities are unaudited.