Form 10-Q
period 2023-03-31
Public Storage
filed 2023-05-03
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 28, 2023:
Common Shares of beneficial interest, $0.10 par value per share – 175,812,057 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS

Cash and equivalents	$695,424	$775,253
Real estate facilities, at cost:
Land	5,293,989	5,273,073
Buildings	19,129,120	18,946,053
	24,423,109	24,219,126
Accumulated depreciation	(8,759,281)	(8,554,155)
	15,663,828	15,664,971
Construction in process	377,348	372,992
	16,041,176	16,037,963

Investments in unconsolidated real estate entities	285,692	275,752
Goodwill and other intangible assets, net	219,730	232,517
Other assets	265,756	230,822
Total assets	$17,507,778	$17,552,307

LIABILITIES AND EQUITY

Notes payable	$6,899,335	$6,870,826
Accrued and other liabilities	470,395	514,680
Total liabilities	7,369,730	7,385,506

Commitments and contingencies (Note 14)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 at December 31, 2022) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,466,222 shares issued and outstanding (175,265,668 shares at December 31, 2022)	17,547	17,527
Paid-in capital	5,923,564	5,896,423
Accumulated deficit	(168,952)	(110,231)
Accumulated other comprehensive loss	(76,448)	(80,317)
Total Public Storage shareholders’ equity	10,045,711	10,073,402
Noncontrolling interests	92,337	93,399
Total equity	10,138,048	10,166,801
Total liabilities and equity	$17,507,778	$17,552,307

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Self-storage facilities	$1,032,184	$917,015
Ancillary operations	62,048	56,430
	1,094,232	973,445

Expenses:
Self-storage cost of operations	268,615	245,494
Ancillary cost of operations	19,676	15,515
Depreciation and amortization	221,650	222,128
General and administrative	25,544	23,069
Interest expense	36,101	33,124
	571,586	539,330

Other increases (decreases) to net income:
Interest and other income	18,634	3,379
Equity in earnings of unconsolidated real estate entities	5,995	43,424
Foreign currency exchange (loss) gain	(26,860)	35,377
Net income	520,415	516,295
Allocation to noncontrolling interests	(2,707)	(2,352)
Net income allocable to Public Storage shareholders	517,708	513,943
Allocation of net income to:
Preferred shareholders	(48,678)	(48,365)
Restricted share units	(1,442)	(1,454)
Net income allocable to common shareholders	$467,588	$464,124
Net income per common share:
Basic	$2.67	$2.65
Diluted	$2.65	$2.63

Basic weighted average common shares outstanding	175,451	175,170
Diluted weighted average common shares outstanding	176,228	176,336

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$520,415	$516,295
Foreign currency translation gain (loss) on investment in Shurgard	3,869	(6,795)
Total comprehensive income	524,284	509,500
Allocation to noncontrolling interests	(2,707)	(2,352)
Comprehensive income allocable to Public Storage shareholders	$521,577	$507,148

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (200,554 shares) (Note 11)	—	20	25,159	—	—	25,179	—	25,179
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(8,932)	—	—	(8,932)	—	(8,932)
Share-based compensation cost (Note 11)	—	—	10,914	—	—	10,914	—	10,914
Contributions by noncontrolling interests	—	—	—	—	—	—	4	4
Net income	—	—	—	520,415	—	520,415	—	520,415
Net income allocated to noncontrolling interests	—	—	—	(2,707)	—	(2,707)	2,707	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(3,773)	(3,773)
Common shareholders and restricted share unitholders ($3.00 per share) (Note 9)	—	—	—	(527,751)	—	(527,751)	—	(527,751)
Other comprehensive income	—	—	—	—	3,869	3,869	—	3,869
Balances at March 31, 2023	$4,350,000	$17,547	$5,923,564	$(168,952)	$(76,448)	$10,045,711	$92,337	$10,138,048
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended March 31, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (77,984 shares)	—	8	8,099	—	—	8,107	—	8,107	—
Taxes withheld upon net settlement of restricted share units	—	—	(10,574)	—	—	(10,574)	—	(10,574)	—
Share-based compensation cost	—	—	15,650	—	—	15,650	—	15,650	—
Contributions by noncontrolling interests	—	—	—	—	—	—	791	791	15,426
Net income	—	—	—	516,295	—	516,295	—	516,295	—
Net income allocated to noncontrolling interests	—	—	—	(2,352)	—	(2,352)	1,692	(660)	660
Distributions to:
Preferred shareholders	—	—	—	(48,365)	—	(48,365)	—	(48,365)	—
Noncontrolling interests	—	—	—	—	—	—	(2,046)	(2,046)	(509)
Common shareholders and restricted share unitholders ($2.00 per share)	—	—	—	(351,263)	—	(351,263)	—	(351,263)	—
Other comprehensive loss	—	—	—	—	(6,795)	(6,795)	—	(6,795)	—
Balances at March 31, 2022	$4,350,000	$17,521	$5,827,674	$(436,101)	$(60,382)	$9,698,712	$20,549	$9,719,261	$83,826

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$520,415	$516,295
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	221,650	222,128
Equity in earnings of unconsolidated real estate entities	(5,995)	(43,424)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	324	15,501
Unrealized foreign currency exchange loss (gain)	26,825	(35,377)
Share-based compensation expense	9,845	13,928
Other	2,890	2,042
Changes in operating assets and liabilities:
Other assets	(36,611)	(8,885)
Accrued and other liabilities	(42,450)	(25,967)
Net cash flows from operating activities	696,893	656,241
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(96,642)	(99,549)
Development and expansion of real estate facilities	(68,874)	(76,705)
Acquisition of real estate facilities and intangible assets	(46,795)	(112,277)
Net cash flows used in investing activities	(212,311)	(288,531)
Cash flows from financing activities:
Repayments on notes payable	(129)	(236)
Issuance of preferred shares	—	242,832
Issuance of common shares in connection with share-based compensation	25,116	8,073
Taxes paid upon net share settlement of restricted share units	(8,932)	(10,574)
Contributions by noncontrolling interests	4	791
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(576,251)	(399,584)
Distributions paid to noncontrolling interests	(3,773)	(2,555)
Net cash flows used in financing activities	(563,965)	(161,253)
Net cash flows (used in) from operating, investing, and financing activities	(79,383)	206,457
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	—	173
(Decrease) Increase in cash and equivalents, including restricted cash	$(79,383)	$206,630
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$775,253	$734,599
Restricted cash included in other assets	29,904	26,691
	$805,157	$761,290

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$695,424	$940,524
Restricted cash included in other assets	30,350	27,396
	$725,774	$967,920

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(11,514)	$(14,119)
Construction or expansion of real estate facilities	(50,625)	(42,245)

Real estate acquired in exchange for noncontrolling interests	—	(15,426)

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
At March 31, 2023, we had direct and indirect equity interests in 2,877 self-storage facilities (with approximately 204.9 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.2 million net rentable square feet of commercial and retail space.
At March 31, 2023, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 266 self-storage facilities (with approximately 15 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Certain amounts previously reported in our March 31, 2022 Statements of Cash Flows have been reclassified to conform to the March 31, 2023 presentation, with respect to the separate presentation of changes in operating assets and liabilities in the cash flows from operating activities section.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 14) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2023 is as follows:

Three Months Ended March 31, 2023
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$24,219,126
Capital expenditures to maintain real estate facilities	93,740
Acquisitions	44,936
Developed or expanded facilities opened for operation	65,307
Ending balance	24,423,109
Accumulated depreciation:
Beginning balance	(8,554,155)
Depreciation expense	(205,126)
Ending balance	(8,759,281)
Construction in process:
Beginning balance	372,992
Costs incurred to develop and expand real estate facilities	70,981
Write-off of cancelled projects	(1,318)
Developed or expanded facilities opened for operation	(65,307)
Ending balance	377,348
Total real estate facilities at March 31, 2023	$16,041,176
During the three months ended March 31, 2023, we acquired five self-storage facilities (0.3 million net rentable square feet of storage space), for a total cost of $46.8 million in cash. Approximately $1.9 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $65.3 million during the three months ended March 31, 2023, adding 0.4 million net rentable square feet of self-storage space. Construction in process at March 31, 2023 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
4.Investments in Unconsolidated Real Estate Entities
The following tables set forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2023	December 31, 2022

Shurgard	$285,692	$275,752

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2023	2022

PSB	$—	$36,886
Shurgard	5,995	6,538
Total	$5,995	$43,424
Investment in PSB
On July 20, 2022, in connection with the closing of the merger of PS Business Parks, Inc. (“PSB”) with affiliates of Blackstone Real Estate (“Blackstone”), we completed the sale of our 41% common equity interest in PSB in its entirety. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion during the third quarter of 2022.
Since the sale of PSB in July 2022, we no longer recognize equity in earnings or receive cash distributions from PSB. During the three months ended March 31, 2022, we received cash distributions from PSB totaling $15.2 million.
Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing a 35% equity interest in Shurgard.
Based upon the closing price at March 31, 2023 (€44.10 per share of Shurgard common stock, at 1.088 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.5 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During each of the three months ended March 31, 2023 and 2022, we received $0.9 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We eliminated $0.3 million of intra-entity profits and losses for each of the three months ended March 31, 2023 and 2022, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
At March 31, 2023, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $63.3 million ($67.8 million at December 31, 2022). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $4.5 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and 2022, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $3.9 million other comprehensive income and $6.8 million other comprehensive loss during the three month ended March 31, 2023 and 2022, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At March 31, 2023			At December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	759,964	(724,901)	35,063	758,106	(710,256)	47,850
Total goodwill and other intangible assets	$944,631	$(724,901)	$219,730	$942,773	$(710,256)	$232,517

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $14.6 million and $33.9 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, intangibles increased $1.9 million, in connection with the acquisition of real estate facilities (Note 3).
The estimated future amortization expense for our finite-lived intangible assets at March 31, 2023 is as follows (amounts in thousands):

Year	Amount
Remainder of 2023	$23,545
2024	6,175
Thereafter	5,343
Total	$35,063
6.Credit Facility
We have a revolving credit agreement (the “Credit Facility”) with a $500 million borrowing limit that matures on April 19, 2024. Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.7% to LIBOR plus 1.350% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.75% at March 31, 2023). We are also required to pay a quarterly facility fee ranging from 0.07% per annum to 0.25% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.10% per annum at March 31, 2023). At March 31, 2023 and May 3, 2023, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $18.6 million at March 31, 2023 ($18.6 million at December 31, 2022). The Credit Facility has various customary restrictive covenants with which we were in compliance at March 31, 2023.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2023 and December 31, 2022 are set forth in the tables below:

			Amounts at March 31, 2023
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.091%	$700,000	$(749)	$699,251	$694,272
Notes due February 15, 2026	0.875%	1.030%	500,000	(2,137)	497,863	449,291
Notes due November 9, 2026	1.500%	1.640%	650,000	(3,139)	646,861	586,358
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,360)	497,640	470,930
Notes due May 1, 2028	1.850%	1.962%	650,000	(3,430)	646,570	569,513
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,698)	547,302	479,934
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,869)	498,131	465,044
Notes due May 1, 2031	2.300%	2.419%	650,000	(5,526)	644,474	539,458
Notes due November 9, 2031	2.250%	2.322%	550,000	(3,046)	546,954	449,666
			5,250,000	(24,954)	5,225,046	4,704,466

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	108,779	—	108,779	105,871
Notes due November 3, 2025	2.175%	2.175%	263,259	—	263,259	251,539
Notes due September 9, 2030	0.500%	0.640%	761,451	(8,332)	753,119	561,682
Notes due January 24, 2032	0.875%	0.978%	543,893	(4,724)	539,169	387,388
			1,677,382	(13,056)	1,664,326	1,306,480

Mortgage Debt, secured by 5 real estate facilities with a net book value of $16.9 million	3.407%	3.407%	9,963	—	9,963	9,656

			$6,937,345	$(38,010)	$6,899,335	$6,020,602

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Amounts at
	December 31, 2022
	Book Value	Fair Value

	($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	699,075	691,309
Notes due February 15, 2026	497,678	441,849
Notes due November 9, 2026	646,643	578,899
Notes due September 15, 2027	497,508	466,029
Notes due May 1, 2028	646,401	558,197
Notes due November 9, 2028	547,182	468,509
Notes due May 1, 2029	498,053	456,855
Notes due May 1, 2031	644,303	530,390
Notes due November 9, 2031	546,866	443,514
	5,223,709	4,635,551

Euro Denominated Unsecured Debt
Notes due April 12, 2024	107,035	104,344
Notes due November 3, 2025	259,039	246,119
Notes due September 9, 2030	740,634	566,204
Notes due January 24, 2032	530,317	396,297
	1,637,025	1,312,964

Mortgage Debt	10,092	9,568

	$6,870,826	$5,958,083
U.S. Dollar Denominated Unsecured Notes
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at March 31, 2023. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 14% at March 31, 2023) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 25x for the twelve months ended March 31, 2023) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange (loss) gain” on our income statement (losses of $27.1 million and gains of $35.4 million for the three months ended March 31, 2023 and 2022, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
At March 31, 2023, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.2% and 7.1%, and mature between November 1, 2023 and July 1, 2030.
At March 31, 2023, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2023	$—	$8,141	$8,141
2024	808,779	124	808,903
2025	263,259	131	263,390
2026	1,150,000	138	1,150,138
2027	500,000	140	500,140
Thereafter	4,205,344	1,289	4,206,633
	$6,927,382	$9,963	$6,937,345
Weighted average effective rate	2.2%	3.4%	2.2%
Cash paid for interest totaled $22.4 million and $22.2 million for the three months ended March 31, 2023 and 2022, respectively. Interest capitalized as real estate totaled $1.7 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At March 31, 2023, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the request of the unitholder.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
9.Shareholders’ Equity

Preferred Shares
At March 31, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2023		At December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At March 31, 2023, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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
Dividends
On February 4, 2023, our Board of Trustees declared a 50% increase in its regular common quarterly dividend from $2.00 to $3.00 per share. The distribution equates to an annualized increase to the Company’s regular common dividend from $8.00 to $12.00 per share.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Common share dividends paid, including amounts paid to our restricted share unitholders, totaled $527.6 million ($3.00 per share) and $351.2 million ($2.00 per share) for the three months ended March 31, 2023 and 2022, respectively. Preferred share dividends paid totaled $48.7 million and $48.4 million for the three months ended March 31, 2023 and 2022, respectively.
10.Related Party Transactions
At March 31, 2023, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $0.5 million for each of the three months ended March 31, 2023 and 2022.
11.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant equity awards to trustees, officers, and key employees, including non-qualified options to purchase the Company’s common shares, restricted share units (“RSUs”), deferred share units (“DSUs”), and unrestricted common shares issued in lieu of trustee compensation.
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.7 million and $1.0 million of share-based compensation cost was capitalized as real estate facilities for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)

Self-storage cost of operations	$4,210	$4,864
Ancillary cost of operations	31	266
General and administrative	5,604	8,798
Total	$9,845	$13,928

Included in share-based compensation is $0.5 million and $4.2 million during the three months ended March 31, 2023 and 2022, respectively, in connection with retirement acceleration as discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of March 31, 2023, there was $100.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
Stock Options
We have service-based and performance-based stock options outstanding. Performance-based stock options outstanding vest upon meeting certain performance conditions or market conditions. Stock options generally vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise price equal to the closing trading price of our

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
common shares on the grant date. New shares are issued for options exercised. Employees cannot require the Company to settle their awards in cash.
During the three months ended March 31, 2023, 117,168 stock options were granted, 150,658 options were exercised, and 25,816 options were forfeited. A total of 3,105,177 stock options were outstanding at March 31, 2023 (3,164,483 at December 31, 2022).
For the stock options granted during the three months ended March 31, 2023, vesting is dependent upon meeting certain market conditions over the three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
For the three months ended March 31, 2023 and 2022, we incurred share-based compensation cost for outstanding stock options of $3.2 million and $3.9 million, respectively.
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
During the three months ended March 31, 2023, 38,895 RSUs were granted, 12,514 RSUs were forfeited and 67,748 RSUs vested. The vesting resulted in the issuance of 48,817 common shares. A total of 434,680 RSUs were outstanding at March 31, 2023 (476,047 at December 31, 2022).
During the three months ended March 31, 2023, 37,211 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
Also included in the RSUs granted during the three months ended March 31, 2023 are 1,684 service-based RSUs.
For the three months ended March 31, 2023 and 2022, we incurred share-based compensation cost for RSUs of $7.2 million and $10.8 million, respectively.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the three months ended March 31, 2023, we granted 501 DSUs and 212 unrestricted common shares. During the three months ended March 31, 2023, 867 previously granted DSUs were settled in common shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Potentially dilutive stock options representing 264,512 common shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2023, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three months ended March 31, 2023 and 2022, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$467,588	$464,124

Denominator for basic net income per share - weighted average common shares outstanding	175,451	175,170
Net effect of dilutive stock options - based on treasury stock method	777	1,166
Denominator for dilutive net income per share - weighted average common shares outstanding	176,228	176,336

Net income per common share:
Basic	$2.67	$2.65
Dilutive	$2.65	$2.63

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended March 31,
	2023	2022

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,032,184	$917,015
Cost of operations	(268,615)	(245,494)
Net operating income	763,569	671,521
Depreciation and amortization	(221,650)	(222,128)
Net income	541,919	449,393

Ancillary Operations
Revenue	62,048	56,430
Cost of operations	(19,676)	(15,515)
Net operating income	42,372	40,915

Total net income allocated to segments	584,291	490,308

Other items not allocated to segments:
General and administrative	(25,544)	(23,069)
Interest and other income	18,634	3,379
Interest expense	(36,101)	(33,124)
Equity in earnings of unconsolidated real estate entities	5,995	43,424
Foreign currency exchange (loss) gain	(26,860)	35,377
Net income	$520,415	$516,295

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At March 31, 2023, there were approximately 1.3 million certificates held by our self-storage customers, representing aggregate coverage of approximately $5.8 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $249.5 million at March 31, 2023. We expect to pay approximately $189.6 million in the remainder of 2023, $59.4 million in 2024, and $0.5 million in 2025 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $62.5 million at March 31, 2023. We expect to pay approximately $2.1 million in the remainder of 2023, $3.1 million in 2024, $3.0 million in each of 2025 and 2026, $2.1 million in 2027, and $49.2 million thereafter for these commitments.
15.    Subsequent Events
Subsequent to March 31, 2023, we acquired or were under contract to acquire 12 self-storage facilities across three states with 0.9 million net rentable square feet, for $139.0 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2023 outlook and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and a potential future recession, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to those factors and risks described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023 and in our other filings with the SEC. These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from the COVID-19 Pandemic, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from inflation, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, revenues generated by our Same Store Facilities increased by 9.8% ($75.5 million), as compared to the same period in 2022, while Same Store cost of operations increased by 5.6% ($11.0 million). Demand and operating trends softened in the second half of 2022 continuing through the first quarter of 2023 and returned to historical seasonal patterns as compared to what we experienced in 2020 and 2021. We expect these trends to lead to moderating levels of income growth through 2023.

In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2021, we acquired a total of 311 facilities with 27.0 million net rentable square feet for $5.9 billion. In our non-same store portfolio, we also have developed and expanded self-storage facilities of 15.6 million net rentable square feet for a total cost of $1.3 billion. During the three months ended March 31, 2023, net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 31.7% ($25.3 million), as compared to the same period in 2022.

We have experienced recent inflationary impacts on our cost of operations including labor, utilities, and repairs and maintenance, and costs of development and expansion activities, and we may continue to experience such impacts in the future. We have implemented various initiatives to manage the adverse impacts, such as enhancements in operational processes and investments in technology to reduce payroll hours, achievement of economies of scale from recent acquisitions with supervisory payroll allocated over a broader number of self-storage facilities, and investments in solar power and LED lights to lower utility usage.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2025. We spent approximately $32 million on the program in the three months ended March 31, 2023 and expect to spend approximately $160 million over 2023 on this effort.

Results of Operations

Operating Results for the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, net income allocable to our common shareholders was $467.6 million or $2.65 per diluted common share, compared to $464.1 million or $2.63 per diluted common share for the same period in 2022, representing an increase of $3.5 million or $0.02 per diluted common share. The increase is due primarily to (i) a $92.0 million increase in self-storage net operating income and (ii) a $15.3 million increase in interest and other income, partially offset by (iii) a $62.2 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable and (iv) a $37.4 million decrease in equity in earnings of unconsolidated real estate entities due to our sale of PSB in July 2022.
The $92.0 million increase in self-storage net operating income in the three months ended March 31, 2023 as compared to the same period in 2022 is a result of a $64.4 million increase attributable to our Same Store Facilities and a $27.6 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 9.8% or $75.5 million in the three months ended March 31, 2023 as compared to the same period in 2022, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 5.6% or $11.0 million in the three months ended March 31, 2023 as compared to the same period in 2022, due primarily to increased property tax expense, repairs and maintenance expenses, marketing expense, and other direct property costs. The increase in net operating income of $27.6 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and 2022 and the fill-up of recently developed and expanded facilities.
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
For the three months ended March 31, 2023, FFO was $3.94 per diluted common share as compared to $3.83 per diluted common share for the same period in 2022, representing an increase of 2.9%, or $0.11 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of contingency resolution, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, and our equity share of severance of a senior executive from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended March 31,
	2023	2022	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$467,588	$464,124	0.7%
Eliminate items excluded from FFO:
Depreciation and amortization	219,787	220,795
Depreciation from unconsolidated real estate investments	8,529	18,037
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,473)	(1,657)
Gains on sale of real estate investments, including our equity share from investments	—	(25,095)
FFO allocable to common shares	$694,431	$676,204	2.7%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange loss (gain)	26,860	(35,377)
Other items	(2,133)	2,547
Core FFO allocable to common shares	$719,158	$643,374	11.8%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.65	$2.63	0.8%
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.29	1.35
Gains on sale of real estate investments, including our equity share from investments	—	(0.15)
FFO per share	$3.94	$3.83	2.9%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange loss (gain)	0.15	(0.20)
Other items	(0.01)	0.02
Core FFO per share	$4.08	$3.65	11.8%

Diluted weighted average common shares	176,228	176,336

Analysis of Net Income - Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,348 facilities that we have owned and operated on a stabilized basis since January 1, 2021 (the “Same Store Facilities”), (ii) 311 facilities we acquired since January 1, 2021 (the “Acquired Facilities”), (iii) 136 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2023 (the “Newly Developed and Expanded Facilities”), and (iv) 82 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2021 (the “Other Non-same Store Facilities”). See Note 13 to our March 31, 2023 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
	2023	2022	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$848,724	$773,260	9.8%
Acquired Facilities	95,222	69,303	37.4%
Newly Developed and Expanded Facilities	62,031	51,084	21.4%
Other Non-Same Store Facilities	26,207	23,368	12.1%
	1,032,184	917,015	12.6%
Cost of operations:
Same Store Facilities	207,219	196,176	5.6%
Acquired Facilities	32,879	24,217	35.8%
Newly Developed and Expanded Facilities	19,353	16,450	17.6%
Other Non-Same Store Facilities	9,164	8,651	5.9%
	268,615	245,494	9.4%
Net operating income (a):
Same Store Facilities	641,505	577,084	11.2%
Acquired Facilities	62,343	45,086	38.3%
Newly Developed and Expanded Facilities	42,678	34,634	23.2%
Other Non-Same Store Facilities	17,043	14,717	15.8%
Total net operating income	763,569	671,521	13.7%

Depreciation and amortization expense:
Same Store Facilities	126,794	120,891	4.9%
Acquired Facilities	67,249	77,139	(12.8)%
Newly Developed and Expanded Facilities	14,401	12,310	17.0%
Other Non-Same Store Facilities	13,206	11,788	12.0%
Total depreciation and amortization expense	221,650	222,128	(0.2)%

Net income (loss):
Same Store Facilities	514,711	456,193	12.8%
Acquired Facilities	(4,906)	(32,053)	(84.7)%
Newly Developed and Expanded Facilities	28,277	22,324	26.7%
Other Non-Same Store Facilities	3,837	2,929	31.0%
Total net income	$541,919	$449,393	20.6%

Number of facilities at period end:
Same Store Facilities	2,348	2,348	—%
Acquired Facilities	311	242	28.5%
Newly Developed and Expanded Facilities	136	125	8.8%
Other Non-Same Store Facilities	82	82	—%
	2,877	2,797	2.9%
Net rentable square footage at period end:
Same Store Facilities	155,453	155,453	—%
Acquired Facilities	27,047	22,611	19.6%
Newly Developed and Expanded Facilities	15,584	14,263	9.3%
Other Non-Same Store Facilities	6,793	6,791	—%
	204,877	199,118	2.9%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our March 31, 2023 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2021. Our Same Store Facilities increased from 2,276 facilities at December 31, 2022 to 2,348 at March 31, 2023. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2021, 2022, and 2023 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,348 facilities (155.5 million net rentable square feet) that represent approximately 76% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2023. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,348 facilities)

	Three Months Ended March 31,
	2023	2022	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$820,442	$748,560	9.6%
Late charges and administrative fees	28,282	24,700	14.5%
Total revenues	848,724	773,260	9.8%

Direct cost of operations (a):
Property taxes	76,871	73,237	5.0%
On-site property manager payroll	32,592	31,804	2.5%
Repairs and maintenance	18,052	15,940	13.2%
Utilities	12,583	11,967	5.1%
Marketing	15,580	11,740	32.7%
Other direct property costs	23,258	20,762	12.0%
Total direct cost of operations	178,936	165,450	8.2%
Direct net operating income (b)	669,788	607,810	10.2%

Indirect cost of operations (a):
Supervisory payroll	(9,215)	(9,940)	(7.3)%
Centralized management costs	(15,923)	(16,790)	(5.2)%
Share-based compensation	(3,145)	(3,996)	(21.3)%
Net operating income	641,505	577,084	11.2%
Depreciation and amortization expense	(126,794)	(120,891)	4.9%
Net income	$514,711	$456,193	12.8%

Gross margin (before indirect costs, depreciation and amortization expense)	78.9%	78.6%	0.4%

Gross margin (before depreciation and amortization expense)	75.6%	74.6%	1.3%

Weighted average for the period:
Square foot occupancy	93.2%	95.5%	(2.4)%

Realized annual rental income per (c):
Occupied square foot	$22.65	$20.16	12.4%
Available square foot	$21.10	$19.25	9.6%

At March 31:
Square foot occupancy	92.8%	95.0%	(2.3)%
Annual contract rent per occupied square foot (d)	$22.94	$20.71	10.8%

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
Revenues generated by our Same Store Facilities increased 9.8% in the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to (i) a 12.4% increase in realized annual rent per occupied square foot, partially offset by (ii) a 2.4% decrease in average occupancy.
The increase in realized annual rent per occupied square foot in the three months ended March 31, 2023 as compared to the same period in 2022 was due to rate increases to existing long-term tenants, partially offset by a 7.5% decrease in average rates per square foot charged to new tenants moving in who replaced tenants moving out with higher rental rates during the three months ended March 31, 2023 as compared to the same period in 2022. The growth rate in realized annual rent per occupied square foot has decelerated since the second half of 2022 as a result of increases in moving-out activity that drove us to lower move-in rates and increase promotion discounts to replace tenants that vacate. At March 31, 2023, annual contract rent per occupied square foot was 10.8% higher as compared to March 31, 2022.
We experienced high occupancy levels throughout the three months ended March 31, 2023 with a weighted average square foot occupancy of 93.2%, representing a decrease of 2.4% as compared to the same period in 2022. Occupancy levels, although strong, have gradually declined since the second half of 2022 as move-out activity increased and customer demand softened. We lowered move-in rental rates and increased promotional activity and advertising spending to increase move-in activity at our facilities, which led to a year-over year 12.5% increase in move-in volumes that more than offset the year-over year 11.5% increase in move-out volumes for the three months ended March 31, 2023. Although the move-in volumes net of move-out volumes were higher in the three months ended March 31, 2023 as compared to the same period in 2022, at March 31, 2023, the average square foot occupancy was 92.8% as compared to 95.0% at March 31, 2022, due primarily to lower occupancy levels at December 31, 2022 of 92.3% as compared to December 31, 2021 of 94.7%.
Move-out volumes were partially impacted by rental rate increases to our existing tenants in the three months ended March 31, 2023 as compared to the same period in 2022. However, move-out activity from tenants not receiving increases was also higher in the three months ended March 31, 2023 as compared to the same period in 2022, returning to pre-2020 levels. Average length of stay of our tenants slightly increased in the three months ended March 31, 2023 as compared to the same period in 2022, which supported our revenue growth by contributing to the number of tenants eligible for rental rate increases.

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
We expect weaker industry-wide demand in the remainder of 2023 as compared to 2022 driven by a weaker macroeconomic outlook and more limited moving activities, with move-out activities and occupancy levels returning to pre-2020 levels. To mitigate the negative impact of macroeconomic challenges, we will continue to support demand levels to our self-storage facilities with increased marketing expense, lowering rental rates to new customers, and increased promotional discounting. As a result, we expect revenue growth to decline significantly in the remainder of 2023 as compared to high levels of growth in 2022 and 2021. With a wide range of potential macroeconomic pathways for the remainder of 2023, the range of potential revenue growth rates is wide including the potential for year-over-year declines in revenue in the second half of 2023.
Late Charges and Administrative Fees
Late charges and administrative fees increased 14.5% in the three months ended March 31, 2023 as compared to the same period in 2022, due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts and to a lesser extent (ii) higher administrative fees resulting from higher move-in volumes.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three months ended March 31, 2023 and 2022. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$15.89	$17.17	(7.5)%
Square footage	27,437	24,390	12.5%
Contract rents gained from move-ins	$108,993	$104,694	4.1%
Promotional discounts given	$15,800	$11,199	41.1%

Tenants moving out during the period:
Average annual contract rent per square foot	$21.13	$19.35	9.2%
Square footage	26,652	23,907	11.5%
Contract rents lost from move-outs	$140,789	$115,650	21.7%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 5.6% in the three months ended March 31, 2023 as compared to the same period in 2022 due primarily to increased property tax expense, repairs and maintenance expense, marketing expense, and other direct property costs.
Property tax expense increased 5.0% in the three months ended March 31, 2023 as compared to the same period in 2022, as a result of higher assessed values. We expect property tax expense to grow 5.2% in 2023 due primarily to higher assessed values.
On-site property manager payroll expense increased 2.5% in the three months ended March 31, 2023 as compared to the same period in 2022, due primarily to increases in wage rates as a result of competitive labor conditions experienced in most geographical markets. We expect an inflationary increase in on-site property manager payroll expense in 2023 driven by increased wage rates, partially offset by expected reduction in labor hours driven by revisions in operational processes.
Repairs and maintenance expense increased 13.2% in the three months ended March 31, 2023 as compared to the same period in 2022. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs. We expect a moderate year-over-year increase in repairs and maintenance expense in the remainder of 2023.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 32.7% in the three months ended March 31, 2023 as compared to the same period in 2022, by utilizing a higher volume of online paid search programs to attract new tenants.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 12.0% in the three months ended March 31, 2023 as compared to the same period in 2022. These increases were due primarily to an increase in credit card fees as a result of year-over-year increases in revenues, and to a lesser extent, a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect a moderate increase in other direct property costs in the remainder of 2023 primarily driven by an increase in credit card fees.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of March 31, 2023		Three Months Ended March 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	215	15.6	$35.00	$29.31	19.4%	95.9%	97.7%	(1.8)%	$33.56	$28.64	17.2%
San Francisco	130	8.0	32.14	29.75	8.0%	94.2%	96.0%	(1.9)%	30.28	28.55	6.1%
New York	92	6.7	31.80	28.82	10.3%	92.8%	95.2%	(2.5)%	29.52	27.45	7.5%
Miami	88	6.3	29.62	25.81	14.8%	93.6%	96.9%	(3.4)%	27.72	25.02	10.8%
Seattle-Tacoma	89	6.0	25.92	23.54	10.1%	92.4%	94.8%	(2.5)%	23.95	22.32	7.3%
Washington DC	90	5.5	26.14	24.13	8.3%	91.8%	94.0%	(2.3)%	23.99	22.69	5.7%
Dallas-Ft. Worth	111	7.6	18.13	16.03	13.1%	92.9%	95.0%	(2.2)%	16.84	15.22	10.6%
Atlanta	103	6.8	18.11	16.14	12.2%	90.9%	94.9%	(4.2)%	16.46	15.31	7.5%
Chicago	130	8.2	20.11	18.00	11.7%	91.5%	94.6%	(3.3)%	18.39	17.02	8.0%
Houston	101	7.5	16.74	14.74	13.6%	92.0%	94.0%	(2.1)%	15.40	13.85	11.2%
Orlando-Daytona	69	4.4	19.42	16.50	17.7%	94.9%	96.2%	(1.4)%	18.42	15.87	16.1%
Philadelphia	56	3.5	21.57	19.82	8.8%	92.4%	96.0%	(3.7)%	19.94	19.03	4.8%
West Palm Beach	39	2.8	26.13	23.29	12.2%	93.9%	97.1%	(3.3)%	24.53	22.60	8.5%
Tampa	53	3.5	19.86	17.61	12.8%	93.1%	95.8%	(2.8)%	18.49	16.87	9.6%
Charlotte	52	3.9	15.89	13.89	14.4%	93.2%	95.5%	(2.4)%	14.81	13.26	11.7%
All other markets	930	59.2	18.49	16.74	10.5%	93.2%	95.3%	(2.2)%	17.22	15.95	8.0%
Totals	2,348	155.5	$22.65	$20.16	12.4%	93.2%	95.5%	(2.4)%	$21.10	$19.25	9.6%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$133,611	$113,948	17.3%	$17,685	$16,098	9.9%	$2,849	$3,702	(23.0)%	$113,077	$94,148	20.1%
San Francisco	61,638	58,078	6.1%	9,862	8,983	9.8%	1,634	1,753	(6.8)%	50,142	47,342	5.9%
New York	51,173	47,642	7.4%	13,385	12,700	5.4%	1,338	1,435	(6.8)%	36,450	33,507	8.8%
Miami	44,947	40,378	11.3%	7,920	7,458	6.2%	1,092	1,134	(3.7)%	35,935	31,786	13.1%
Seattle-Tacoma	37,048	34,565	7.2%	6,894	6,293	9.6%	1,021	1,065	(4.1)%	29,133	27,207	7.1%
Washington DC	34,294	32,377	5.9%	7,259	7,217	0.6%	1,043	1,039	0.4%	25,992	24,121	7.8%
Dallas-Ft. Worth	33,443	30,141	11.0%	7,832	7,073	10.7%	1,200	1,237	(3.0)%	24,411	21,831	11.8%
Atlanta	29,368	27,245	7.8%	6,154	5,190	18.6%	1,223	1,283	(4.7)%	21,991	20,772	5.9%
Chicago	39,039	36,008	8.4%	16,385	15,070	8.7%	1,426	1,596	(10.7)%	21,228	19,342	9.8%
Houston	30,051	26,957	11.5%	8,228	7,565	8.8%	1,110	1,211	(8.3)%	20,713	18,181	13.9%
Orlando-Daytona	21,047	18,158	15.9%	4,071	3,645	11.7%	860	905	(5.0)%	16,116	13,608	18.4%
Philadelphia	18,371	17,500	5.0%	4,100	4,183	(2.0)%	686	690	(0.6)%	13,585	12,627	7.6%
West Palm Beach	17,706	16,298	8.6%	3,807	3,277	16.2%	529	515	2.7%	13,370	12,506	6.9%
Tampa	16,883	15,372	9.8%	3,603	3,265	10.4%	625	648	(3.5)%	12,655	11,459	10.4%
Charlotte	15,222	13,595	12.0%	2,771	2,458	12.7%	597	635	(6.0)%	11,854	10,502	12.9%
All other markets	264,883	244,998	8.1%	58,980	54,975	7.3%	11,050	11,878	(7.0)%	194,853	178,145	9.4%
Totals	$848,724	$773,260	9.8%	$178,936	$165,450	8.2%	$28,283	$30,726	(8.0)%	$641,505	$577,084	11.2%

Acquired Facilities
The Acquired Facilities represent 311 facilities that we acquired in 2021, 2022, and 2023. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended March 31,
	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2021 Acquisitions	$83,241	$68,825	$14,416
2022 Acquisitions	11,601	478	11,123
2023 Acquisitions	380	—	380
Total revenues	95,222	69,303	25,919

Cost of operations (b):
2021 Acquisitions	27,126	23,898	3,228
2022 Acquisitions	5,582	319	5,263
2023 Acquisitions	171	—	171
Total cost of operations	32,879	24,217	8,662

Net operating income:
2021 Acquisitions	56,115	44,927	11,188
2022 Acquisitions	6,019	159	5,860
2023 Acquisitions	209	—	209
Net operating income	62,343	45,086	17,257
Depreciation and amortization expense	(67,249)	(77,139)	9,890
Net loss	$(4,906)	$(32,053)	$27,147

At March 31:
Square foot occupancy:
2021 Acquisitions	83.1%	82.3%	1.0%
2022 Acquisitions	82.3%	43.5%	89.2%
2023 Acquisitions	82.2%	—%	—%
	82.9%	81.0%	2.3%
Annual contract rent per occupied square foot:
2021 Acquisitions	$17.84	$15.87	12.4%
2022 Acquisitions	12.02	12.80	(6.1)%
2023 Acquisitions	11.33	—	—%
	$16.76	$15.82	5.9%
Number of facilities:
2021 Acquisitions	232	232	—
2022 Acquisitions	74	10	64
2023 Acquisitions	5	—	5
	311	242	69
Net rentable square feet (in thousands) (c):
2021 Acquisitions (d)	22,009	21,830	179
2022 Acquisitions	4,726	781	3,945
2023 Acquisitions	312	—	312
	27,047	22,611	4,436

ACQUIRED FACILITIES (Continued)

As of March 31, 2023
Costs to acquire (in thousands):
2021 Acquisitions (d)	$5,115,276
2022 Acquisitions	730,480
2023 Acquisitions	46,795
$5,892,551
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The Acquired Facilities have an aggregate of approximately 27.0 million net rentable square feet, including 10.9 million in Texas, 3.9 million in Maryland, 1.6 million in Florida, 1.2 million in Virginia, 1.0 million in Oklahoma, 0.9 million in North Carolina, 0.7 million in Idaho, 0.6 million in each of Arizona, Colorado, and South Carolina, 0.5 million in Nebraska, 0.4 million in each of Georgia, Indiana, and Oregon, 0.3 million in each of California, Minnesota, Nevada, Ohio, Tennessee, and Washington, and 1.5 million in other states.
(d)We have completed the expansion projects on facilities acquired in 2021 for $26.7 million, adding 179,000 net rentable square feet of storage space as of March 31, 2023.
We have been active in acquiring facilities in recent years. Since the beginning of 2021, we acquired a total of 311 facilities with 27.0 million net rentable square feet for $5.9 billion. During the three months ended March 31, 2023, these facilities contributed net operating income of $62.3 million, consistent with our original underwritten expectations.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion. As of March 31, 2023, we have completed the expansion projects on four properties of this portfolio for $26.3 million, adding 169,000 net rentable square feet of storage space. Included in the Acquisition results in the table above are ezStorage portfolio revenues of $25.6 million, NOI of $20.0 million (including Direct NOI of $20.5 million), and average square footage occupancy of 85.7% for the three months ended March 31, 2023.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. Included in the Acquisition results in the table above are All Storage portfolio revenues of $21.4 million, NOI of $13.3 million (including Direct NOI of $14.2 million), and average square footage occupancy of 78.5% for the three months ended March 31, 2023.
We remain active in seeking to acquire additional self-storage facilities. Subsequent to March 31, 2023, we acquired or were under contract to acquire 12 self-storage facilities across three states with 0.9 million net rentable square feet, for $139.0 million. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties.

Developed and Expanded Facilities
The developed and expanded facilities include 49 facilities that were developed on new sites since January 1, 2018, and 87 facilities expanded to increase their net rentable square footage. Of these expansions, 61 were completed before 2022, 13 were completed in 2022 or 2023, and 13 are currently in process at March 31, 2023. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended March 31,
	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2018	$9,780	$8,293	$1,487
Developed in 2019	4,375	3,626	749
Developed in 2020	1,901	1,482	419
Developed in 2021	2,609	1,429	1,180
Developed in 2022	1,086	—	1,086
Developed in 2023	25	—	25
Expansions completed before 2022	33,744	28,348	5,396
Expansions completed in 2022 or 2023	4,614	3,111	1,503
Expansions in process	3,897	4,795	(898)
Total revenues	62,031	51,084	10,947

Cost of operations (b):
Developed in 2018	2,833	2,555	278
Developed in 2019	1,507	1,368	139
Developed in 2020	424	428	(4)
Developed in 2021	917	855	62
Developed in 2022	983	—	983
Developed in 2023	229	—	229
Expansions completed before 2022	10,094	9,385	709
Expansions completed in 2022 or 2023	1,521	847	674
Expansions in process	845	1,012	(167)
Total cost of operations	19,353	16,450	2,903

Net operating income (loss):
Developed in 2018	6,947	5,738	1,209
Developed in 2019	2,868	2,258	610
Developed in 2020	1,477	1,054	423
Developed in 2021	1,692	574	1,118
Developed in 2022	103	—	103
Developed in 2023	(204)	—	(204)
Expansions completed before 2022	23,650	18,963	4,687
Expansions completed in 2022 or 2023	3,093	2,264	829
Expansions in process	3,052	3,783	(731)
Net operating income	42,678	34,634	8,044
Depreciation and amortization expense	(14,401)	(12,310)	(2,091)
Net income	$28,277	$22,324	$5,953

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of March 31,
	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2018	88.0%	88.6%	(0.7)%
Developed in 2019	87.3%	88.4%	(1.2)%
Developed in 2020	93.1%	92.0%	1.2%
Developed in 2021	83.6%	67.4%	24.0%
Developed in 2022	59.1%	—%	—%
Developed in 2023	19.4%	—%	—%
Expansions completed before 2022	87.4%	87.4%	—%
Expansions completed in 2022 or 2023	76.1%	80.9%	(5.9)%
Expansions in process	80.0%	88.2%	(9.3)%
	83.9%	86.4%	(2.9)%
Annual contract rent per occupied square foot:
Developed in 2018	$20.79	$18.06	15.1%
Developed in 2019	18.34	15.54	18.0%
Developed in 2020	22.31	19.08	16.9%
Developed in 2021	18.23	15.28	19.3%
Developed in 2022	13.73	—	—%
Developed in 2023	8.70	—	—%
Expansions completed before 2022	17.97	15.80	13.7%
Expansions completed in 2022 or 2023	17.42	17.88	(2.6)%
Expansions in process	27.55	25.85	6.6%
	$18.34	$16.36	12.1%
Number of facilities:
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	—	8
Developed in 2023	3	—	3
Expansions completed before 2022	61	61	—
Expansions completed in 2022 or 2023	13	13	—
Expansions in process	13	13	—
	136	125	11
Net rentable square feet (in thousands) (c):
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	681	—
Developed in 2022	631	—	631
Developed in 2023	268	—	268
Expansions completed before 2022	8,381	8,410	(29)
Expansions completed in 2022 or 2023	1,435	875	560
Expansions in process	715	824	(109)
	15,584	14,263	1,321

As of March 31, 2023
Costs to develop (in thousands):
Developed in 2018	$262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Developed in 2023	46,679
Expansions completed before 2022 (d)	506,594
Expansions completed in 2022 or 2023 (d)	119,048
$1,342,679
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 15.6 million net rentable square feet at March 31, 2023, including 3.7 million in Texas, 3.0 million in Florida, 2.1 million in California, 1.4 million in each of Colorado and Minnesota, 0.8 million in North Carolina, 0.7 million in Michigan, 0.4 million in Missouri, 0.3 million in each of New Jersey, South Carolina, Virginia, and Washington, and 0.9 million in other states.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at March 31, 2023. We incurred a total of $625.6 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.1 million net rentable square feet of new storage space.
At March 31, 2023, we had 25 additional facilities in development, which will have a total of 2.4 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $537.8 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at March 31, 2023, and together with additional future expansion activities primarily related to our Same Store Facilities at March 31, 2023, we expect to add a total of 2.4 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $488.2 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2021, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 6.8 million net rentable square feet, including 1.2 million in Texas, 0.5 million in Pennsylvania, 0.4 million in each of California, Illinois, Michigan, Ohio, and Washington, 0.3 million in each of Arizona, Florida, and South Carolina, 0.2 million in each of Alabama, Colorado, Georgia, Minnesota, Missouri, and Virginia, and 1.0 million in other states.
During the three months ended March 31, 2023 and 2022, the average occupancy for these facilities totaled 86.2% and 89.1%, respectively, and the realized rent per occupied square foot totaled $17.83 and $15.24, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations decreased $0.5 million in the three months ended March 31, 2023, as compared to the same period in 2022, due to a decline in amortization of intangible assets related to our 2021 and 2022 acquisitions.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$49,298	$45,195	$4,103
Merchandise	6,820	6,871	(51)
Third party property management	5,930	4,364	1,566
Total revenues	62,048	56,430	5,618
Cost of operations:
Tenant reinsurance	9,572	7,277	2,295
Merchandise	4,213	3,904	309
Third party property management	5,891	4,334	1,557
Total cost of operations	19,676	15,515	4,161
Net operating income:
Tenant reinsurance	39,726	37,918	1,808
Merchandise	2,607	2,967	(360)
Third party property management	39	30	9
Total net operating income	$42,372	$40,915	$1,457
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $4.1 million or 9.1% in the three months ended March 31, 2023 over the same period in 2022, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $37.1 million and $35.8 million in the three months ended March 31, 2023 and 2022, respectively, representing a 3.6% increase.
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
Merchandise sales: Sales of locks, boxes, and packing supplies at our self-storage facilities are primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2023.
Third-party property management: At March 31, 2023, in our third-party property management program, we managed 116 facilities for unrelated third parties, and were under contract to manage 77 additional facilities including 71 facilities that are currently under construction. During the three months ended March 31, 2023, we added seven facilities to the program and had six properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entities
We account for the equity investments in PSB (prior to the sale of our investment in PSB) and Shurgard using the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$—	$36,886	$(36,886)
Shurgard	5,995	6,538	(543)
Total equity in earnings	$5,995	$43,424	$(37,429)
Investment in PSB: On July 20, 2022, in connection with the closing of the merger of PSB with Blackstone, we completed the sale of our 41% common equity interest in PSB in its entirety. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion during the third quarter of 2022.
Since the sale of PSB in July 2022, we no longer recognize equity in earnings from PSB. Included in our equity earnings from PSB for the three months ended March 31, 2022 is our equity share of gains on sale of real estate totaling $23.6 million. Our equity share of earnings from PSB contributed $25.5 million to Core FFO in the three months ended March 31, 2022.
Investment in Shurgard: For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.088 U.S. Dollars per Euro at March 31, 2023 (1.070 at December 31, 2022), and average exchange rates of 1.073 and 1.122 for the three months ended March 31, 2023 and 2022, respectively. Included in our equity in earnings from Shurgard were $8.5 million and $8.3 million of our share of depreciation and amortization expense for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)

Share-based compensation expense	$5,604	$8,798	$(3,194)
Development and acquisition costs	5,157	2,840	2,317
Federal and State tax expense and related compliance costs	3,316	2,734	582
Legal costs	581	240	341
Corporate management costs	6,737	5,846	891
Other costs	4,149	2,611	1,538
Total	$25,544	$23,069	$2,475
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)

Interest earned on cash balances	$11,859	$136	$11,723
Commercial operations	2,383	2,082	301
Unrealized gain on private equity investments	2,218	—	2,218
Other	2,174	1,161	1,013
Total	$18,634	$3,379	$15,255
Interest expense: For the three months ended March 31, 2023 and 2022, we incurred $37.8 million and $34.3 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $1.7 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively, associated with our development activities. The increase of interest expense in the three months ended March 31, 2023 as compared to the same period in 2022 is due to the increase of Compounded Secured Overnight Financing Rate (“SOFR”) on our $700.0 million variable rate unsecured notes, partially offset by the interest savings on the $500.0 million unsecured notes redeemed in August 2022. At March 31, 2023, we had $6.9 billion of notes payable outstanding, with a weighted average interest rate of approximately 2.2%.
Foreign Currency Exchange (Loss) Gain: For the three months ended March 31, 2023 and 2022, we recorded foreign currency losses of $26.9 million and gains of $35.4 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.088 U.S. Dollars per Euro at March 31, 2023, 1.070 at December 31, 2022, 1.111 at March 31, 2022, and 1.134 at December 31, 2021. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow increased from $200 million to $300 million per year in recent years to approximately $700 million in 2021 and $1 billion in 2022. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $400 million for 2023.
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
We have a $500.0 million revolving line of credit that we are able to use as temporary “bridge” financing until we are able to raise longer term capital. As of March 31, 2023 and May 3, 2023, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $19.4 million of outstanding letters of credit, which limits our borrowing capacity to $480.6 million as of May 3, 2023. Our line of credit matures on April 19, 2024.
We believe that we have significant financial flexibility to adapt to changing conditions and opportunities, and we have significant access to sources of capital including debt and preferred equity. While the costs of financing have increased recently, based on our strong credit profile and our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions deteriorated significantly for a long period of time, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.
Our current and expected capital resources include: (i) $695.4 million of cash as of March 31, 2023 and (ii) approximately $400.0 million of expected retained operating cash flow over the next twelve months. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $139.0 million in property acquisitions currently under contract, (ii) $648.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, and (iii) $8.2 million in scheduled principal repayments on our mortgage notes in the next twelve months. We have no principal payments on unsecured notes until April 2024. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of March 31, 2023, the principal outstanding on our debt totaled approximately $6.9 billion, consisting of $10.0 million of secured notes payable, $1.7 billion of Euro-denominated unsecured notes payable and $5.3 billion of U.S. Dollar denominated unsecured notes payable. Approximate principal maturities and interest payments (including $44.5 million estimated interests on $700 million variable rate unsecured notes) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2023	$8,141	$111,444	$119,585
2024	808,903	128,998	937,901
2025	263,390	108,578	371,968
2026	1,150,138	101,402	1,251,540
2027	500,140	87,639	587,779
Thereafter	4,206,633	163,867	4,370,500
	$6,937,345	$701,928	$7,639,273
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
Capital expenditures totaled $93.7 million in the first three months of 2023 and are expected to approximate $450 million in 2023. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $32 million in the first three months of 2023 and expect to spend $160 million in 2023 on this effort. In addition, we have made investments in LED lighting and the installation of solar panels, which approximated $9 million for the three months ended March 31, 2023 and we expect to spend $132 million in 2023.
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
On May 2, 2023, our Board declared a regular common quarterly dividend of $3.00 per common share totaling approximately $526 million, which will be paid at the end of June 2023. This represented a 50% increase in the $2.00 per common share quarterly dividend paid during 2022. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.

The annual distribution requirement with respect to our preferred shares outstanding at March 31, 2023 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to March 31, 2023, we acquired or were under contract to acquire 12 self-storage facilities for a total purchase price of $139.0 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of March 31, 2023, we had development and expansion projects at a total cost of approximately $1.0 billion. Costs incurred through March 31, 2023 were $377.3 million, with the remaining cost to complete of $648.6 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of May 3, 2023, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million) and our 5.050% Series G Preferred Shares ($300.0 million). See Note 9 to our March 31, 2023 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During three months ended March 31, 2023, we did not repurchase any of our common shares. From the inception of the repurchase program through May 3, 2023, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $6.9 billion at March 31, 2023, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at March 31, 2023 is approximately $6.0 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 2.2% at March 31, 2023. See Note 7 to our March 31, 2023 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total

Debt	$8,141	$808,903	$263,390	$1,150,138	$500,140	$4,206,633	$6,937,345
We have foreign currency exposure at March 31, 2023 related to (i) our investment in Shurgard, with a book value of $285.7 million, and a fair value of $1.5 billion based upon the closing price of Shurgard’s stock on March 31, 2023, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2022, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
In addition, in considering the forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward-Looking Statements at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through May 3, 2023, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2023. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
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

DATED: May 3, 2023
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer