Form 10-Q
period 2023-06-30
Public Storage
filed 2023-08-02
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 28, 2023:
Common Shares of beneficial interest, $0.10 par value per share – 175,829,466 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS

Cash and equivalents	$651,665	$775,253
Real estate facilities, at cost:
Land	5,315,098	5,273,073
Buildings	19,365,416	18,946,053
	24,680,514	24,219,126
Accumulated depreciation	(8,966,878)	(8,554,155)
	15,713,636	15,664,971
Construction in process	449,931	372,992
	16,163,567	16,037,963

Investments in unconsolidated real estate entities	276,778	275,752
Goodwill and other intangible assets, net	212,022	232,517
Other assets	256,294	230,822
Total assets	$17,560,326	$17,552,307

LIABILITIES AND EQUITY

Notes payable	$6,894,167	$6,870,826
Accrued and other liabilities	507,588	514,680
Total liabilities	7,401,755	7,385,506

Commitments and contingencies (Note 14)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 at December 31, 2022) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,492,886 shares issued and outstanding (175,265,668 shares at December 31, 2022)	17,549	17,527
Paid-in capital	5,940,945	5,896,423
Accumulated deficit	(167,404)	(110,231)
Accumulated other comprehensive loss	(75,146)	(80,317)
Total Public Storage shareholders’ equity	10,065,944	10,073,402
Noncontrolling interests	92,627	93,399
Total equity	10,158,571	10,166,801
Total liabilities and equity	$17,560,326	$17,552,307

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Self-storage facilities	$1,056,120	$973,286	$2,088,304	$1,890,301
Ancillary operations	63,650	58,759	125,698	115,189
	1,119,770	1,032,045	2,214,002	2,005,490

Expenses:
Self-storage cost of operations	257,678	237,989	526,293	483,483
Ancillary cost of operations	22,202	17,210	41,878	32,725
Depreciation and amortization	222,133	218,708	443,783	440,836
General and administrative	25,434	28,831	50,978	51,900
Interest expense	38,079	32,941	74,180	66,065
	565,526	535,679	1,137,112	1,075,009

Other increases (decreases) to net income:
Interest and other income	18,452	10,279	37,086	13,658
Equity in earnings of unconsolidated real estate entities	9,565	48,525	15,560	91,949
Foreign currency exchange (loss) gain	(1,096)	101,723	(27,956)	137,100
Net income	581,165	656,893	1,101,580	1,173,188
Allocation to noncontrolling interests	(3,136)	(3,043)	(5,843)	(5,395)
Net income allocable to Public Storage shareholders	578,029	653,850	1,095,737	1,167,793
Allocation of net income to:
Preferred shareholders	(48,673)	(48,673)	(97,351)	(97,038)
Restricted share units	(1,097)	(1,796)	(2,539)	(3,250)
Net income allocable to common shareholders	$528,259	$603,381	$995,847	$1,067,505
Net income per common share:
Basic	$3.01	$3.44	$5.68	$6.09
Diluted	$3.00	$3.42	$5.65	$6.05

Basic weighted average common shares outstanding	175,484	175,229	175,428	175,200
Diluted weighted average common shares outstanding	176,212	176,312	176,181	176,325

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$581,165	$656,893	$1,101,580	$1,173,188
Foreign currency translation gain (loss) on investment in Shurgard	1,302	(18,835)	5,171	(25,630)
Total comprehensive income	582,467	638,058	1,106,751	1,147,558
Allocation to noncontrolling interests	(3,136)	(3,043)	(5,843)	(5,395)
Comprehensive income allocable to Public Storage shareholders	$579,331	$635,015	$1,100,908	$1,142,163

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2023	$4,350,000	$17,547	$5,923,564	$(168,952)	$(76,448)	$10,045,711	$92,337	$10,138,048
Issuance of common shares in connection with share-based compensation (26,664 shares)	—	2	5,003	—	—	5,005	—	5,005
Taxes withheld upon net share settlement of restricted share units	—	—	(464)	—	—	(464)	—	(464)
Share-based compensation expense	—	—	12,842	—	—	12,842	—	12,842
Contributions by noncontrolling interests	—	—	—	—	—	—	729	729
Net income	—	—	—	581,165	—	581,165	—	581,165
Net income allocated to noncontrolling interests	—	—	—	(3,136)	—	(3,136)	3,136	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,673)	—	(48,673)	—	(48,673)
Noncontrolling interests	—	—	—	—	—	—	(3,575)	(3,575)
Common shareholders and restricted share unitholders ($3.00 per share) (Note 9)	—	—	—	(527,808)	—	(527,808)	—	(527,808)
Other comprehensive income	—	—	—	—	1,302	1,302	—	1,302
Balances at June 30, 2023	$4,350,000	$17,549	$5,940,945	$(167,404)	$(75,146)	$10,065,944	$92,627	$10,158,571

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended June 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at March 31, 2022	$4,350,000	$17,521	$5,827,674	$(436,101)	$(60,382)	$9,698,712	$20,549	$9,719,261	$83,826
Issuance of common shares in connection with share-based compensation (26,824 shares)	—	3	3,450	—	—	3,453	—	3,453	—
Taxes withheld upon net share settlement of restricted share units	—	—	(1,636)	—	—	(1,636)	—	(1,636)	—
Share-based compensation expense	—	—	19,144	—	—	19,144	—	19,144	—
Contributions by noncontrolling interests	—	—	—	—	—	—	5,346	5,346	—
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	656,893	—	656,893	—	656,893	—
Net income allocated to noncontrolling interests	—	—	—	(3,043)	—	(3,043)	3,043	—	—
Distributions to:
Preferred shareholders	—	—	—	(48,673)	—	(48,673)	—	(48,673)	—
Noncontrolling interests	—	—	—	—	—	—	(19,142)	(19,142)	—
Common shareholders and restricted share unitholders ($2.00 per share)	—	—	—	(351,289)	—	(351,289)	—	(351,289)	—
Other comprehensive loss	—	—	—	—	(18,835)	(18,835)	—	(18,835)	—
Balances at June 30, 2022	$4,350,000	$17,524	$5,848,632	$(182,213)	$(79,217)	$9,954,726	$93,622	$10,048,348	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Six Months Ended June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (227,218 shares) (Note 11)	—	22	30,162	—	—	30,184	—	30,184
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(9,396)	—	—	(9,396)	—	(9,396)
Share-based compensation cost (Note 11)	—	—	23,756	—	—	23,756	—	23,756
Contributions by noncontrolling interests	—	—	—	—	—	—	733	733
Net income	—	—	—	1,101,580	—	1,101,580	—	1,101,580
Net income allocated to noncontrolling interests	—	—	—	(5,843)	—	(5,843)	5,843	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(97,351)	—	(97,351)	—	(97,351)
Noncontrolling interests	—	—	—	—	—	—	(7,348)	(7,348)
Common shareholders and restricted share unitholders ($6.00 per share) (Note 9)	—	—	—	(1,055,559)	—	(1,055,559)	—	(1,055,559)
Other comprehensive income	—	—	—	—	5,171	5,171	—	5,171
Balances at June 30, 2023	$4,350,000	$17,549	$5,940,945	$(167,404)	$(75,146)	$10,065,944	$92,627	$10,158,571
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Six Months Ended June 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (104,808 shares)	—	11	11,549	—	—	11,560	—	11,560	—
Taxes withheld upon net settlement of restricted share units	—	—	(12,210)	—	—	(12,210)	—	(12,210)	—
Share-based compensation cost	—	—	34,794	—	—	34,794	—	34,794	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,137	6,137	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	1,173,188	—	1,173,188	—	1,173,188	—
Net income allocated to noncontrolling interests	—	—	—	(5,395)	—	(5,395)	4,735	(660)	660
Distributions to:
Preferred shareholders	—	—	—	(97,038)	—	(97,038)	—	(97,038)	—
Noncontrolling interests	—	—	—	—	—	—	(21,188)	(21,188)	(509)
Common shareholders and restricted share unitholders ($4.00 per share)	—	—	—	(702,552)	—	(702,552)	—	(702,552)	—
Other comprehensive loss	—	—	—	—	(25,630)	(25,630)	—	(25,630)	—
Balances at June 30, 2022	$4,350,000	$17,524	$5,848,632	$(182,213)	$(79,217)	$9,954,726	$93,622	$10,048,348	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,101,580	$1,173,188
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	443,783	440,836
Equity in earnings of unconsolidated real estate entities	(15,560)	(91,949)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	17,329	46,593
Unrealized foreign currency exchange loss (gain)	27,845	(136,818)
Share-based compensation expense	21,794	30,856
Other	6,658	3,970
Changes in operating assets and liabilities:
Other assets	(19,419)	(6,198)
Accrued and other liabilities	(4,717)	(6,705)
Net cash flows from operating activities	1,579,293	1,453,773
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(105,056)	(104,836)
Capital expenditures for property enhancements	(67,319)	(83,329)
Capital expenditures for energy efficiencies (LED lighting, solar)	(25,850)	(24,308)
Development and expansion of real estate facilities	(161,435)	(156,463)
Acquisition of real estate facilities and intangible assets	(190,778)	(231,417)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	3,165	4,537
Net cash flows used in investing activities	(547,273)	(595,816)
Cash flows from financing activities:
Issuance costs on amendment of credit facility	(8,377)	—
Repayments on notes payable	(8,200)	(472)
Issuance of preferred shares	—	242,832
Issuance of common shares in connection with share-based compensation	30,057	11,492
Taxes paid upon net share settlement of restricted share units	(9,396)	(12,210)
Contributions by noncontrolling interests	733	1,698
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(1,152,555)	(799,502)
Distributions paid to noncontrolling interests	(7,348)	(21,697)
Net cash flows used in financing activities	(1,155,086)	(577,859)
Net (decrease) increase in cash and equivalents, including restricted cash	$(123,066)	$280,098
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$775,253	$734,599
Restricted cash included in other assets	29,904	26,691
	$805,157	$761,290

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$651,665	$1,013,886
Restricted cash included in other assets	30,426	27,502
	$682,091	$1,041,388

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(6,405)	$(7,706)
Capital expenditures for property enhancements	(3,446)	(6,268)
Capital expenditures for energy efficiencies (LED lighting, solar)	(1,177)	(1,822)
Construction or expansion of real estate facilities	(57,850)	(48,682)

Real estate acquired in exchange for noncontrolling interests	—	(19,865)

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
At June 30, 2023, we had direct and indirect equity interests in 2,888 self-storage facilities (with approximately 206.0 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.2 million net rentable square feet of commercial and retail space.
At June 30, 2023, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 266 self-storage facilities (with approximately 15 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
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
Certain amounts previously reported in our June 30, 2022 Statements of Cash Flows have been reclassified to conform to the June 30, 2023 presentation, with respect to the separate presentation of changes in operating assets and liabilities in the cash flows from operating activities section and major types of capital expenditures in the cash flows from investing activities section. The reclassifications did not affect the subtotals for cash flows from operating, investing or financing activities.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 14) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2023 is as follows:

Six Months Ended June 30, 2023
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$24,219,126
Capital expenditures to maintain real estate facilities	96,352
Capital expenditures for property enhancements	70,986
Capital expenditures for energy efficiencies (LED lighting, solar)	27,206
Acquisitions	185,903
Dispositions and other	(3,448)
Developed or expanded facilities opened for operation	84,389
Ending balance	24,680,514
Accumulated depreciation:
Beginning balance	(8,554,155)
Depreciation expense	(415,358)
Dispositions and other	2,635
Ending balance	(8,966,878)
Construction in process:
Beginning balance	372,992
Costs incurred to develop and expand real estate facilities	163,670
Write-off of cancelled projects	(2,342)
Developed or expanded facilities opened for operation	(84,389)
Ending balance	449,931
Total real estate facilities at June 30, 2023	$16,163,567
During the six months ended June 30, 2023, we acquired 16 self-storage facilities (1.2 million net rentable square feet of storage space), for a total cost of $190.8 million in cash. Approximately $4.9 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $84.4 million during the six months ended June 30, 2023, adding 0.6 million net rentable square feet of self-storage space. Construction in process at June 30, 2023 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
4.Investments in Unconsolidated Real Estate Entities
The following tables set forth our investments in, and equity in earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2023	December 31, 2022

Shurgard	$276,778	$275,752

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

PSB	$—	$40,124	$—	$77,010
Shurgard	9,565	8,401	15,560	14,939
Total	$9,565	$48,525	$15,560	$91,949
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
During the six months ended June 30, 2022, we received cash distributions from PSB totaling $30.4 million. Since the sale of PSB in July 2022, we no longer recognize equity in earnings or receive cash distributions from PSB.
Investment in Shurgard
Throughout all periods presented, we effectively owned, directly and indirectly 31,268,459 Shurgard common shares, representing a 35% equity interest in Shurgard.
Based upon the closing price at June 30, 2023 (€41.83 per share of Shurgard common stock, at 1.089 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the six months ended June 30, 2023 and 2022, we received $1.9 million and $1.7 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $0.7 million and $0.6 million of intra-entity profits and losses for the six months ended June 30, 2023 and 2022, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
During the six months ended June 30, 2023 and 2022, we received cash dividend distributions from Shurgard totaling $19.8 million and $20.1 million, respectively. Approximately $3.2 million and $4.5 million of total cash distributions from Shurgard during the six months ended June 30, 2023 and 2022, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At June 30, 2023, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $64.7 million ($67.8 million at December 31, 2022). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $3.1 million and $4.1 million during the six months ended June 30, 2023 and 2022, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023 and 2022, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $5.2 million other comprehensive income and $25.6 million other comprehensive loss during the six months ended June 30, 2023 and 2022, respectively.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At June 30, 2023			At December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	762,981	(735,626)	27,355	758,106	(710,256)	47,850
Total goodwill and other intangible assets	$947,648	$(735,626)	$212,022	$942,773	$(710,256)	$232,517

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $10.8 million and $25.4 million for the three and six months ended June 30, 2023, respectively, and $24.3 million and $58.2 million for the same periods in 2022. During the six months ended June 30, 2023, intangibles increased $4.9 million, in connection with the acquisition of real estate facilities (Note 3).
The estimated future amortization expense for our finite-lived intangible assets at June 30, 2023 is as follows (amounts in thousands):

Year	Amount
Remainder of 2023	$15,335
2024	6,621
Thereafter	5,399
Total	$27,355
6.Credit Facility
On June 12, 2023, we entered into an amended revolving credit agreement (the “Credit Facility”), which increases our borrowing limit from $500 million to $1.5 billion and extends the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at June 30, 2023). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at June 30, 2023). At June 30, 2023 and August 2, 2023, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $16.7 million at June 30, 2023 ($18.6 million at December 31, 2022 under the previous credit facility). The Credit Facility has various customary restrictive covenants with which we were in compliance at June 30, 2023. We incurred a total of $8.4 million of issuance costs associated with the amended Credit Facility, which is classified as Other Assets on the Consolidated Balance Sheets and will be amortized as Interest Expense on the Consolidated Statement of Income through June 12, 2027.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
7.Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2023 and December 31, 2022 are set forth in the tables below:

			Amounts at June 30, 2023
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.519%	$700,000	$(573)	$699,427	$699,210
Notes due February 15, 2026	0.875%	1.030%	500,000	(1,951)	498,049	448,134
Notes due November 9, 2026	1.500%	1.640%	650,000	(2,922)	647,078	582,127
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,228)	497,772	466,373
Notes due May 1, 2028	1.850%	1.962%	650,000	(3,260)	646,740	564,513
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,578)	547,422	471,981
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,792)	498,208	461,929
Notes due May 1, 2031	2.300%	2.419%	650,000	(5,355)	644,645	541,477
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,957)	547,043	451,002
			5,250,000	(23,616)	5,226,384	4,686,746

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	108,853	—	108,853	106,422
Notes due November 3, 2025	2.175%	2.175%	263,440	—	263,440	249,402
Notes due September 9, 2030	0.500%	0.640%	761,973	(8,051)	753,922	588,775
Notes due January 24, 2032	0.875%	0.978%	544,266	(4,590)	539,676	408,797
			1,678,532	(12,641)	1,665,891	1,353,396

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.8 million	4.428%	4.428%	1,892	—	1,892	1,710

			$6,930,424	$(36,257)	$6,894,167	$6,041,852

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
U.S. Dollar Denominated Unsecured Notes
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at June 30, 2023. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 13% at June 30, 2023) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 24x for the twelve months ended June 30, 2023) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange (loss) gain” on our income statement (losses of $1.1 million and $28.2 million for the three and six months ended June 30, 2023, respectively, as compared to gains of $102.9 million and $138.2 million for the three and six months ended June 30, 2022, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
At June 30, 2023, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At June 30, 2023, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2023	$—	$60	$60
2024	808,853	124	808,977
2025	263,440	131	263,571
2026	1,150,000	138	1,150,138
2027	500,000	146	500,146
Thereafter	4,206,239	1,293	4,207,532
	$6,928,532	$1,892	$6,930,424
Weighted average effective rate	2.3%	4.4%	2.3%
Cash paid for interest totaled $73.7 million and $66.0 million for the six months ended June 30, 2023 and 2022, respectively. Interest capitalized as real estate totaled $3.8 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At June 30, 2023, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the request of the unitholder.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
9.Shareholders’ Equity

Preferred Shares
At June 30, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2023		At December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At June 30, 2023, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Common share dividends paid, including amounts paid to our restricted share unitholders and deferred share unitholders, totaled $527.6 million ($3.00 per share) and $351.3 million ($2.00 per share) for the three months ended June 30, 2023 and 2022, respectively, and $1.06 billion ($6.00 per share) and $702.5 million ($4.00 per share) for the six months ended June 30, 2023 and 2022, respectively. Preferred share dividends paid totaled $48.7 million for each of the three months ended June 30, 2023 and 2022, and $97.4 million and $97.0 million for the six months ended June 30, 2023 and 2022, respectively.
10.Related Party Transactions
At June 30, 2023, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.1 million for each of the six months ended June 30, 2023 and 2022.
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
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.6 million and $1.3 million share-based compensation cost was capitalized as real estate facilities for the three and six months ended June 30, 2023, respectively, as compared to $1.1 million and $2.1 million for the same periods of 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)

Self-storage cost of operations	$3,428	$4,673	$7,352	$9,537
Ancillary cost of operations	323	221	640	487
General and administrative	8,198	12,034	13,802	20,832
Total	$11,949	$16,928	$21,794	$30,856

Included in share-based compensation is $1.6 million and $2.1 million during the three and six months ended June 30, 2023, respectively, as compared to $5.3 million and $9.5 million for the same periods in 2022, respectively, in connection with retirement acceleration as discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of June 30, 2023, there was $89.5 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
During the six months ended June 30, 2023, 177,168 stock options were granted, 174,569 options were exercised, and 41,307 options were forfeited. A total of 3,125,775 stock options were outstanding at June 30, 2023 (3,164,483 at December 31, 2022).
During the six months ended June 30, 2023, we granted 60,000 stock options in connection with non-management trustee compensation. For the remaining 117,168 stock options granted during the six months ended June 30, 2023, vesting is dependent upon meeting certain market conditions over the three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
For the three and six months ended June 30, 2023, we incurred share-based compensation cost for outstanding stock options of $4.6 million and $7.8 million, respectively, as compared to $7.7 million and $11.6 million for the same periods in 2022.
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
During the six months ended June 30, 2023, 38,895 RSUs were granted, 18,193 RSUs were forfeited and 70,848 RSUs vested. The vesting resulted in the issuance of 51,350 common shares. A total of 425,901 RSUs were outstanding at June 30, 2023 (476,047 at December 31, 2022).
Among the 38,895 RSUs granted during the six months ended June 30, 2023, 37,211 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
Also included in the RSUs granted during the six months ended June 30, 2023 are 1,684 service-based RSUs.
For the three and six months ended June 30, 2023, we incurred share-based compensation cost for RSUs of $7.7 million and $14.9 million, respectively, as compared to $10.1 million and $20.9 million for the same periods in 2022.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the six months ended June 30, 2023, we granted 1,018 DSUs and 432 unrestricted common shares. During the six months ended June 30, 2023, 867 previously granted DSUs were settled in common shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Potentially dilutive stock options representing 321,070 common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2023, as compared to 142,683 common shares for the same periods in 2022, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$528,259	$603,381	$995,847	$1,067,505

Denominator for basic net income per share - weighted average common shares outstanding	175,484	175,229	175,428	175,200
Net effect of dilutive stock options - based on treasury stock method	728	1,083	753	1,125
Denominator for dilutive net income per share - weighted average common shares outstanding	176,212	176,312	176,181	176,325

Net income per common share:
Basic	$3.01	$3.44	$5.68	$6.09
Dilutive	$3.00	$3.42	$5.65	$6.05

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,056,120	$973,286	$2,088,304	$1,890,301
Cost of operations	(257,678)	(237,989)	(526,293)	(483,483)
Net operating income	798,442	735,297	1,562,011	1,406,818
Depreciation and amortization	(222,133)	(218,708)	(443,783)	(440,836)
Net income	576,309	516,589	1,118,228	965,982

Ancillary Operations
Revenue	63,650	58,759	125,698	115,189
Cost of operations	(22,202)	(17,210)	(41,878)	(32,725)
Net operating income	41,448	41,549	83,820	82,464

Total net income allocated to segments	617,757	558,138	1,202,048	1,048,446

Other items not allocated to segments:
General and administrative	(25,434)	(28,831)	(50,978)	(51,900)
Interest and other income	18,452	10,279	37,086	13,658
Interest expense	(38,079)	(32,941)	(74,180)	(66,065)
Equity in earnings of unconsolidated real estate entities	9,565	48,525	15,560	91,949
Foreign currency exchange (loss) gain	(1,096)	101,723	(27,956)	137,100
Net income	$581,165	$656,893	$1,101,580	$1,173,188

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At June 30, 2023, there were approximately 1.3 million certificates held by our self-storage customers, representing aggregate coverage of approximately $6.0 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $244.6 million at June 30, 2023. We expect to pay approximately $128.2 million in the remainder of 2023, $114.2 million in 2024, and $2.2 million in 2025 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $61.8 million at June 30, 2023. We expect to pay approximately $1.4 million in the remainder of 2023, $3.1 million in 2024, $3.0 million in each of 2025 and 2026, $2.1 million in 2027, and $49.2 million thereafter for these commitments.
15.    Subsequent Events
On July 24, 2023, we entered into a definitive agreement with Blackstone Real Estate Income Trust, Inc. (“BREIT”) to acquire BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities (1.8 million square feet) for third parties, for a cash acquisition price of $2.2 billion (the “Simply Acquisition”). The acquisition, which is subject to the satisfaction of customary closing conditions, is currently expected to close in the third quarter of 2023.
In connection with the Simply Acquisition, on July 24, 2023, we completed a public offering of $400 million, $500 million, $700 million, and $600 million aggregate principal amount of unsecured senior notes bearing interest at an annual rate of Compounded SOFR + 0.60% (reset quarterly), 5.125%, 5.100%, and 5.350%, respectively, and maturing on July 25, 2025, January 15, 2029, August 1, 2033, and August 1, 2053, respectively.
Subsequent to June 30, 2023, we acquired or were under contract to acquire eleven self-storage facilities across six states with 0.8 million net rentable square feet, for $118.2 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
On August 2, 2023, the Company filed a Form 8-K to announce its intention to implement a corporate reorganization into an umbrella partnership real estate investment trust (UPREIT) structure. As part of the reorganization, New PSA, a Maryland real estate investment trust that currently is a wholly-owned subsidiary, will become the parent company of the Company and its subsidiaries. New PSA will change its name to “Public Storage”. All outstanding shares of the Company will be automatically exchanged for an equivalent number of identical shares of New PSA and such shares will continue to trade on an uninterrupted basis on the NYSE under the same ticker symbols and with the same CUSIPs. The Company will continue to be the issuer of its unsecured notes, and there will be no change to the CUSIPs of such notes. New PSA is expected to qualify as a REIT for federal income tax purposes. Upon the consummation of the reorganization, which is expected to occur on August 14, 2023, the Company’s current trustees and officers will become trustees and officers of New PSA. There will be no change in the Company’s assets, liabilities or operations as a result of the reorganization. The Company’s shareholders will not recognize gain or loss for federal income tax purposes as a result of this tax free reorganization.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2023 outlook and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, our planned reorganization into an UPREIT structure, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and a potential future recession, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
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
During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the three and six months ended June 30, 2023, revenues generated by our Same Store Facilities increased by 6.3% ($51.1 million) and 8.0% ($126.5 million), respectively, as compared to the same periods in 2022, while Same Store cost of operations increased by 5.2% ($9.7 million) and 5.4% ($20.7 million), respectively. Demand and operating trends softened in the second half of 2022 continuing through the first half of 2023 and returned to historical seasonal patterns as compared to what we experienced in 2020 and 2021. We expect these trends to lead to moderating levels of income growth through 2023.
In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2021, we acquired a total of 322 facilities with 28.0 million net rentable square feet for $6.0 billion. In our non-same store portfolio, we also have developed and expanded self-storage facilities of 15.8 million net rentable square feet for a total cost of $1.4 billion. During the three and six months ended June 30, 2023, net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 24.1% ($21.8 million) and 27.7% ($47.1 million), respectively, as compared to the same periods in 2022.
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
In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2025. We spent approximately $67 million on the program in the six months ended June 30, 2023 and expect to spend approximately $160 million over 2023 on this effort.
On July 24, 2023, we entered into a definitive agreement with Blackstone Real Estate Income Trust, Inc. (“BREIT”) to acquire BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities (1.8 million square feet) for third parties, for a cash acquisition price of $2.2 billion (the “Simply Acquisition”). The 127 wholly-owned facilities are geographically diversified across 18 states and located in markets with population growth that has been approximately double the national average since 2018. Approximately 65% of the facilities are located in high-growth Sunbelt markets. The acquisition, which is subject to the satisfaction of customary closing conditions, is currently expected to close in the third quarter of 2023.
In connection with the Simply Acquisition, on July 24, 2023, we completed a public offering of $400 million, $500 million, $700 million, and $600 million aggregate principal amount of unsecured senior notes bearing interest at an annual rate of Compounded SOFR + 0.60% (reset quarterly), 5.125%, 5.100%, and 5.350%, respectively, and maturing on July 25, 2025, January 15, 2029, August 1, 2033, and August 1, 2053, respectively.

On August 2, 2023, the Company filed a Form 8-K to announce its intention to implement a corporate reorganization into an umbrella partnership real estate investment trust (UPREIT) structure. As part of the reorganization, New PSA, a Maryland real estate investment trust that currently is a wholly-owned subsidiary, will become the parent company of the Company and its subsidiaries. New PSA will change its name to “Public Storage”. All outstanding shares of the Company will be automatically exchanged for an equivalent number of identical shares of New PSA and such shares will continue to trade on an uninterrupted basis on the NYSE under the same ticker symbols and with the same CUSIPs. The Company will continue to be the issuer of its unsecured notes, and there will be no change to the CUSIPs of such notes. New PSA is expected to qualify as a REIT for federal income tax purposes. Upon the consummation of the reorganization, which is expected to occur on August 14, 2023, the Company’s current trustees and officers will become trustees and officers of New PSA. There will be no change in the Company’s assets, liabilities or operations as a result of the reorganization. The Company’s shareholders will not recognize gain or loss for federal income tax purposes as a result of this tax free reorganization.

Results of Operations

Operating Results for the Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, net income allocable to our common shareholders was $528.3 million or $3.00 per diluted common share, compared to $603.4 million or $3.42 per diluted common share for the same period in 2022, representing a decrease of $75.1 million or $0.42 per diluted common share. The decrease is due primarily to (i) a $102.8 million decrease in foreign currency exchange gains primarily associated with our Euro denominated notes payable and (ii) a $39.0 million decrease in equity in earnings of unconsolidated real estate entities due to the sale of our equity investment in PSB in July 2022, partially offset by (iii) a $63.1 million increase in self-storage net operating income.
The $63.1 million increase in self-storage net operating income in the three months ended June 30, 2023 as compared to the same period in 2022 is a result of a $41.4 million increase attributable to our Same Store Facilities and a $21.7 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 6.3% or $51.1 million in the three months ended June 30, 2023 as compared to the same period in 2022, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 5.2% or $9.7 million in the three months ended June 30, 2023 as compared to the same period in 2022, due primarily to increased property tax expense and marketing expense. The increase in net operating income of $21.7 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and 2022 and the fill-up of recently developed and expanded facilities.
Operating Results for the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, net income allocable to our common shareholders was $995.8 million or $5.65 per diluted common share, compared to $1,067.5 million or $6.05 per diluted common share for the same period in 2022, representing a decrease of $71.7 million or $0.40 per diluted common share. The decrease is due primarily to (i) a $165.1 million decrease in foreign currency exchange gains primarily associated with our Euro denominated notes payable and (ii) a $76.4 million decrease in equity in earnings of unconsolidated real estate entities due to our sale of PSB in July 2022, partially offset by (iii) a $155.2 million increase in self-storage net operating income and (iv) a $23.4 million increase in interest and other income.
The $155.2 million increase in self-storage net operating income in the six months ended June 30, 2023 as compared to the same period in 2022 is a result of a $105.7 million increase attributable to our Same Store Facilities and a $49.5 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 8.0% or $126.5 million in the six months ended June 30, 2023 as compared to the same period in 2022, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 5.4% or $20.7 million in the six months ended June 30, 2023 as compared to the same period in 2022, due primarily to increased property tax expense, repairs and maintenance expenses, marketing expense, and other direct property costs. The increase in net operating income of $49.5 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and 2022 and the fill-up of recently developed and expanded facilities.
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
For the three months ended June 30, 2023, FFO was $4.29 per diluted common share as compared to $4.58 per diluted common share for the same period in 2022, representing a decrease of 6.3%, or $0.29 per diluted common share.

For the six months ended June 30, 2023, FFO was $8.24 per diluted common share as compared to $8.41 per diluted common share for the same period in 2022, representing a decrease of 2.0%, or $0.17 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of contingency resolution, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, and our equity share of deferred tax benefits of a change in tax status and severance of a senior executive from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$528,259	$603,381	(12.5)%	$995,847	$1,067,505	(6.7)%
Eliminate items excluded from FFO:
Depreciation and amortization	220,971	217,373		440,758	438,168
Depreciation from unconsolidated real estate investments	9,155	17,566		17,684	34,386
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,732)	(1,533)		(3,205)	(3,190)
Gains on sale of real estate investments, including our equity share from investments	(72)	(29,306)		(72)	(53,184)
FFO allocable to common shares	$756,581	$807,481	(6.3)%	$1,451,012	$1,483,685	(2.2)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange loss (gain)	1,096	(101,723)		27,956	(137,100)
Other items	(4,093)	(1,781)		(6,226)	766
Core FFO allocable to common shares	$753,584	$703,977	7.0%	$1,472,742	$1,347,351	9.3%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$3.00	$3.42	(12.3)%	$5.65	$6.05	(6.6)%
Eliminate amounts per share excluded from FFO:
Depreciation and amortization	1.29	1.32		2.59	2.66
Gains on sale of real estate investments, including our equity share from investments	—	(0.16)		—	(0.30)
FFO per share	$4.29	$4.58	(6.3)%	$8.24	$8.41	(2.0)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange loss (gain)	0.01	(0.58)		0.16	(0.78)
Other items	(0.02)	(0.01)		(0.04)	0.01
Core FFO per share	$4.28	$3.99	7.3%	$8.36	$7.64	9.4%

Diluted weighted average common shares	176,212	176,312		176,181	176,325

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,344 facilities that we have owned and operated on a stabilized basis since January 1, 2021 (the “Same Store Facilities”), (ii) 322 facilities we acquired since January 1, 2021 (the “Acquired Facilities”), (iii) 136 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2023 (the “Newly Developed and Expanded Facilities”), and (iv) 86 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2021 (the “Other Non-same Store Facilities”). See Note 13 to our June 30, 2023 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$864,505	$813,422	6.3%	$1,711,673	$1,585,210	8.0%
Acquired Facilities	98,575	77,085	27.9%	193,797	146,388	32.4%
Newly Developed and Expanded Facilities	64,705	56,177	15.2%	126,736	107,261	18.2%
Other Non-Same Store Facilities	28,335	26,602	6.5%	56,098	51,442	9.1%
	1,056,120	973,286	8.5%	2,088,304	1,890,301	10.5%
Cost of operations:
Same Store Facilities	196,443	186,745	5.2%	403,245	382,527	5.4%
Acquired Facilities	31,836	26,597	19.7%	64,715	50,814	27.4%
Newly Developed and Expanded Facilities	19,235	16,230	18.5%	38,588	32,680	18.1%
Other Non-Same Store Facilities	10,164	8,417	20.8%	19,745	17,462	13.1%
	257,678	237,989	8.3%	526,293	483,483	8.9%
Net operating income (a):
Same Store Facilities	668,062	626,677	6.6%	1,308,428	1,202,683	8.8%
Acquired Facilities	66,739	50,488	32.2%	129,082	95,574	35.1%
Newly Developed and Expanded Facilities	45,470	39,947	13.8%	88,148	74,581	18.2%
Other Non-Same Store Facilities	18,171	18,185	(0.1)%	36,353	33,980	7.0%
Total net operating income	798,442	735,297	8.6%	1,562,011	1,406,818	11.0%

Depreciation and amortization expense:
Same Store Facilities	130,064	124,242	4.7%	256,707	244,986	4.8%
Acquired Facilities	64,461	69,123	(6.7)%	131,710	146,262	(9.9)%
Newly Developed and Expanded Facilities	14,873	12,428	19.7%	29,273	24,739	18.3%
Other Non-Same Store Facilities	12,735	12,915	(1.4)%	26,093	24,849	5.0%
Total depreciation and amortization expense	222,133	218,708	1.6%	443,783	440,836	0.7%

Net income (loss):
Same Store Facilities	537,998	502,435	7.1%	1,051,721	957,697	9.8%
Acquired Facilities	2,278	(18,635)	(112.2)%	(2,628)	(50,688)	(94.8)%
Newly Developed and Expanded Facilities	30,597	27,519	11.2%	58,875	49,842	18.1%
Other Non-Same Store Facilities	5,436	5,270	3.1%	10,260	9,131	12.4%
Total net income	$576,309	$516,589	11.6%	$1,118,228	$965,982	15.8%

Number of facilities at period end:
Same Store Facilities				2,344	2,344	—%
Acquired Facilities				322	252	27.8%
Newly Developed and Expanded Facilities				136	125	8.8%
Other Non-Same Store Facilities				86	86	—%
				2,888	2,807	2.9%
Net rentable square footage at period end:
Same Store Facilities				155,160	155,160	—%
Acquired Facilities				27,954	23,325	19.8%
Newly Developed and Expanded Facilities				15,793	14,523	8.7%
Other Non-Same Store Facilities				7,081	7,075	0.1%
				205,988	200,083	3.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our June 30, 2023 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results (for all periods presented) of these 2,344 facilities (155.2 million net rentable square feet) that represent approximately 75% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2023. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,344 facilities)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$836,124	$788,684	6.0%	$1,655,058	$1,535,817	7.8%
Late charges and administrative fees	28,381	24,738	14.7%	56,615	49,393	14.6%
Total revenues	864,505	813,422	6.3%	1,711,673	1,585,210	8.0%

Direct cost of operations (a):
Property taxes	77,211	74,504	3.6%	153,895	147,562	4.3%
On-site property manager payroll	31,514	30,575	3.1%	64,044	62,320	2.8%
Repairs and maintenance	14,665	13,679	7.2%	32,676	29,588	10.4%
Utilities	10,067	10,611	(5.1)%	22,633	22,561	0.3%
Marketing	14,469	9,086	59.2%	30,022	20,805	44.3%
Other direct property costs	22,073	20,911	5.6%	45,297	41,641	8.8%
Total direct cost of operations	169,999	159,366	6.7%	348,567	324,477	7.4%
Direct net operating income (b)	694,506	654,056	6.2%	1,363,106	1,260,733	8.1%

Indirect cost of operations (a):
Supervisory payroll	(8,502)	(9,059)	(6.1)%	(17,700)	(18,979)	(6.7)%
Centralized management costs	(15,211)	(14,440)	5.3%	(31,108)	(31,203)	(0.3)%
Share-based compensation	(2,731)	(3,880)	(29.6)%	(5,870)	(7,868)	(25.4)%
Net operating income	668,062	626,677	6.6%	1,308,428	1,202,683	8.8%
Depreciation and amortization expense	(130,064)	(124,242)	4.7%	(256,707)	(244,986)	4.8%
Net income	$537,998	$502,435	7.1%	$1,051,721	$957,697	9.8%

Gross margin (before indirect costs, depreciation and amortization expense)	80.3%	80.4%	(0.1)%	79.6%	79.5%	0.1%

Gross margin (before depreciation and amortization expense)	77.3%	77.0%	0.4%	76.4%	75.9%	0.7%

Weighted average for the period:
Square foot occupancy	93.7%	95.7%	(2.1)%	93.5%	95.6%	(2.2)%

Realized annual rental income per (c):
Occupied square foot	$22.99	$21.23	8.3%	$22.82	$20.69	10.3%
Available square foot	$21.54	$20.32	6.0%	$21.33	$19.79	7.8%

At June 30:
Square foot occupancy				93.2%	94.8%	(1.7)%
Annual contract rent per occupied square foot (d)				$23.34	$21.80	7.1%

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
Revenues generated by our Same Store Facilities increased 6.3% and 8.0% in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase is due primarily to (i) an 8.3% and 10.3% increase in realized annual rent per occupied square foot for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, partially offset by (ii) a 2.1% and 2.2% decrease in average occupancy for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.
The increase in realized annual rent per occupied square foot in the three and six months ended June 30, 2023 as compared to the same periods in 2022 was due to rate increases to existing long-term tenants, partially offset by a 14.4% and 11.1% decrease in average rates per square foot charged to new tenants moving in who replaced tenants moving out with higher rental rates during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The growth rate in realized annual rent per occupied square foot has decelerated since the second half of 2022 as a result of increases in moving-out activity that drove us to lower move-in rates and increase promotion discounts to replace tenants that vacate. At June 30, 2023, annual contract rent per occupied square foot was 7.1% higher as compared to June 30, 2022.
Occupancy levels, although strong, have gradually declined since the second half of 2022 as move-out activity increased and customer demand softened. The weighted average square foot occupancy for our same store facilities was 93.7% and 93.5% for the three and six months ended June 30, 2023, respectively, representing a decrease of 2.1% and 2.2% as compared to the same periods in 2022. We lowered move-in rental rates and increased promotional activity and advertising spending to increase move-in activity at our facilities, which led to a year-over-year 13.6% and 13.1% increase in move-in volumes that more than offset the year-over-year 9.6% and 10.5% increase in move-out volumes for the three and six months ended June 30, 2023, respectively. Move-in volumes net of move-out volumes were higher in the six months ended June 30, 2023 as compared to the same period in 2022, which reduced the year-over-year decline in occupancy levels between December 31, 2022 and June 30, 2023.

Move-out volumes were partially impacted by rental rate increases to our existing tenants in the three and six months ended June 30, 2023 as compared to the same periods in 2022. However, move-out activity from tenants not receiving increases was also higher in the three and six months ended June 30, 2023 as compared to the same periods in 2022, returning to pre-2020 levels. Average length of stay of our tenants remained at similar high levels in the three and six months ended June 30, 2023 as compared to the same periods in 2022, which supported our revenue growth by contributing to the number of tenants eligible for rental rate increases.
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
We expect weaker industry-wide demand in the remainder of 2023 as compared to 2022 driven by a weaker macroeconomic outlook and more limited moving activities, with move-out activities and occupancy levels returning to pre-2020 levels. To mitigate the negative impact of macroeconomic challenges, we will continue to support demand levels for our self-storage facilities with increased marketing expense, lowering rental rates to new customers, and increased promotional discounting. As a result, we expect revenue growth to decline significantly through the course of 2023 as compared to high levels of growth in 2022 and 2021. With a wide range of potential macroeconomic pathways for the remainder of 2023, the range of potential revenue growth rates is wide including the potential for year-over-year declines in revenue in the second half of 2023.
Late Charges and Administrative Fees
Late charges and administrative fees increased 14.7% and 14.6% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts and to a lesser extent (ii) higher administrative fees resulting from higher move-in volumes. Delinquency levels at our same store properties remain below pre-2020 levels.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and six months ended June 30, 2023 and 2022. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$16.77	$19.58	(14.4)%	$16.34	$18.39	(11.1)%
Square footage	28,426	25,016	13.6%	55,810	49,361	13.1%
Contract rents gained from move-ins	$119,176	$122,453	(2.7)%	$455,968	$453,874	0.5%
Promotional discounts given	$14,874	$11,763	26.4%	$30,643	$22,942	33.6%

Tenants moving out during the period:
Average annual contract rent per square foot	$21.38	$20.28	5.4%	$21.26	$19.83	7.2%
Square footage	27,771	25,337	9.6%	54,362	49,201	10.5%
Contract rents lost from move-outs	$148,436	$128,459	15.6%	$577,868	$487,828	18.5%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 5.2% and 5.4% in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase during the three-month period is due primarily to increased property tax expense and marketing expense, while the increase during the six-month period is due primarily to increased property tax expense, repairs and maintenance expense, marketing expense, and other direct property costs.
Property tax expense increased 3.6% and 4.3% in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, as a result of higher assessed values. We expect property tax expense to grow 5.3% in 2023 due primarily to higher assessed values.
On-site property manager payroll expense increased 3.1% and 2.8% in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, due primarily to increases in wage rates as a result of competitive labor conditions experienced in most geographical markets. We expect an inflationary increase in on-site property manager payroll expense in 2023 driven by increased wage rates, partially offset by expected reduction in labor hours driven by revisions in operational processes.
Repairs and maintenance expense increased 7.2% and 10.4% in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 59.2% and 44.3% in the three and six months ended June 30, 2023, respectively, by utilizing a higher volume of online paid search programs to attract new tenants, as compared to the same periods in 2022 when we refrained from advertising due to strong demand and high occupancy levels in many of our same store properties.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 5.6% and 8.8% in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. These increases were due primarily to an increase in credit card fees as a result of year-over-year increases in revenues, and to a lesser extent, a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect a moderate increase in other direct property costs in the remainder of 2023 primarily driven by an increase in credit card fees.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of June 30, 2023		Three Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	215	15.6	$36.07	$31.72	13.7%	95.4%	97.1%	(1.8)%	$34.43	$30.80	11.8%
San Francisco	129	7.9	32.62	31.07	5.0%	94.3%	95.8%	(1.6)%	30.77	29.75	3.4%
New York	92	6.8	32.19	29.87	7.8%	93.1%	95.2%	(2.2)%	29.97	28.42	5.5%
Miami	87	6.2	30.29	27.68	9.4%	93.4%	96.5%	(3.2)%	28.30	26.72	5.9%
Seattle-Tacoma	89	6.0	26.30	24.68	6.6%	92.5%	95.2%	(2.8)%	24.33	23.49	3.6%
Washington DC	90	5.5	26.52	25.09	5.7%	93.2%	94.3%	(1.2)%	24.71	23.67	4.4%
Dallas-Ft. Worth	111	7.6	18.48	16.86	9.6%	93.0%	95.4%	(2.5)%	17.19	16.08	6.9%
Atlanta	103	6.8	18.02	17.07	5.6%	91.9%	95.2%	(3.5)%	16.57	16.25	2.0%
Chicago	130	8.2	20.06	18.87	6.3%	93.9%	95.3%	(1.5)%	18.84	17.97	4.8%
Houston	101	7.5	16.99	15.47	9.8%	92.1%	94.5%	(2.5)%	15.64	14.62	7.0%
Orlando-Daytona	69	4.4	19.89	17.50	13.7%	93.9%	96.8%	(3.0)%	18.68	16.93	10.3%
Philadelphia	56	3.5	21.50	20.60	4.4%	93.6%	95.8%	(2.3)%	20.14	19.72	2.1%
West Palm Beach	39	2.8	26.56	24.63	7.8%	94.1%	96.6%	(2.6)%	24.99	23.79	5.0%
Tampa	53	3.5	20.17	18.54	8.8%	92.5%	95.5%	(3.1)%	18.66	17.71	5.4%
Charlotte	52	3.9	16.18	14.70	10.1%	93.7%	95.7%	(2.1)%	15.17	14.07	7.8%
All other markets	928	59.0	18.77	17.55	7.0%	93.9%	95.8%	(2.0)%	17.63	16.81	4.9%
Totals	2,344	155.2	$22.99	$21.23	8.3%	93.7%	95.7%	(2.1)%	$21.54	$20.32	6.0%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$137,156	$122,502	12.0%	$16,923	$15,553	8.8%	$2,672	$2,054	30.1%	$117,561	$104,895	12.1%
San Francisco	62,073	59,931	3.6%	9,662	8,443	14.4%	1,431	1,730	(17.3)%	50,980	49,758	2.5%
New York	52,094	49,411	5.4%	11,610	11,718	(0.9)%	1,188	1,393	(14.7)%	39,296	36,300	8.3%
Miami	45,523	42,811	6.3%	8,108	7,403	9.5%	1,043	1,067	(2.2)%	36,372	34,341	5.9%
Seattle-Tacoma	37,655	36,355	3.6%	6,501	5,944	9.4%	984	984	—%	30,170	29,427	2.5%
Washington DC	35,301	33,725	4.7%	6,808	6,744	0.9%	1,003	1,037	(3.3)%	27,490	25,944	6.0%
Dallas-Ft. Worth	34,125	31,808	7.3%	7,279	7,097	2.6%	1,165	1,201	(3.0)%	25,681	23,510	9.2%
Atlanta	29,501	28,787	2.5%	5,991	5,788	3.5%	1,136	1,192	(4.7)%	22,374	21,807	2.6%
Chicago	39,986	37,996	5.2%	15,555	14,168	9.8%	1,382	1,445	(4.4)%	23,049	22,383	3.0%
Houston	30,512	28,420	7.4%	8,401	8,150	3.1%	1,067	1,088	(1.9)%	21,044	19,182	9.7%
Orlando-Daytona	21,307	19,282	10.5%	3,942	3,601	9.5%	803	846	(5.1)%	16,562	14,835	11.6%
Philadelphia	18,506	18,072	2.4%	3,748	3,836	(2.3)%	646	675	(4.3)%	14,112	13,561	4.1%
West Palm Beach	18,019	17,135	5.2%	3,744	3,308	13.2%	509	499	2.0%	13,766	13,328	3.3%
Tampa	17,013	16,105	5.6%	3,596	3,249	10.7%	579	615	(5.9)%	12,838	12,241	4.9%
Charlotte	15,575	14,401	8.2%	2,808	2,358	19.1%	496	566	(12.4)%	12,271	11,477	6.9%
All other markets	270,159	256,681	5.3%	55,323	52,006	6.4%	10,340	10,987	(5.9)%	204,496	193,688	5.6%
Totals	$864,505	$813,422	6.3%	$169,999	$159,366	6.7%	$26,444	$27,379	(3.4)%	$668,062	$626,677	6.6%

Same Store Facilities Operating Trends by Market (Continued)

	As of June 30, 2023		Six Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	215	15.6	$35.53	$30.51	16.5%	95.7%	97.4%	(1.7)%	$33.99	$29.72	14.4%
San Francisco	129	7.9	32.37	30.40	6.5%	94.3%	95.9%	(1.7)%	30.52	29.15	4.7%
New York	92	6.8	31.99	29.34	9.0%	93.0%	95.2%	(2.3)%	29.74	27.94	6.4%
Miami	87	6.2	29.98	26.76	12.0%	93.5%	96.7%	(3.3)%	28.04	25.89	8.3%
Seattle-Tacoma	89	6.0	26.11	24.11	8.3%	92.4%	95.0%	(2.7)%	24.14	22.91	5.4%
Washington DC	90	5.5	26.33	24.61	7.0%	92.5%	94.2%	(1.8)%	24.35	23.18	5.0%
Dallas-Ft. Worth	111	7.6	18.31	16.45	11.3%	92.9%	95.2%	(2.4)%	17.01	15.65	8.7%
Atlanta	103	6.8	18.06	16.60	8.8%	91.4%	95.0%	(3.8)%	16.51	15.78	4.6%
Chicago	130	8.2	20.09	18.43	9.0%	92.7%	94.9%	(2.3)%	18.62	17.50	6.4%
Houston	101	7.5	16.86	15.10	11.7%	92.0%	94.3%	(2.4)%	15.52	14.24	9.0%
Orlando-Daytona	69	4.4	19.65	17.00	15.6%	94.4%	96.5%	(2.2)%	18.55	16.40	13.1%
Philadelphia	56	3.5	21.54	20.21	6.6%	93.0%	95.9%	(3.0)%	20.04	19.38	3.4%
West Palm Beach	39	2.8	26.34	23.96	9.9%	94.0%	96.8%	(2.9)%	24.75	23.19	6.7%
Tampa	53	3.5	20.01	18.08	10.7%	92.8%	95.7%	(3.0)%	18.57	17.29	7.4%
Charlotte	52	3.9	16.04	14.29	12.2%	93.5%	95.6%	(2.2)%	14.99	13.67	9.7%
All other markets	928	59.0	18.63	17.14	8.7%	93.6%	95.5%	(2.0)%	17.43	16.38	6.4%
Totals	2,344	155.2	$22.82	$20.69	10.3%	93.5%	95.6%	(2.2)%	$21.33	$19.79	7.8%

Same Store Facilities Operating Trends by Market (Continued)

	Six Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$270,767	$236,449	14.5%	$34,609	$31,651	9.3%	$5,521	$5,756	(4.1)%	$230,637	$199,042	15.9%
San Francisco	123,115	117,441	4.8%	19,447	17,347	12.1%	3,050	3,468	(12.1)%	100,618	96,626	4.1%
New York	103,267	97,053	6.4%	24,995	24,418	2.4%	2,526	2,828	(10.7)%	75,746	69,807	8.5%
Miami	90,215	82,956	8.8%	15,973	14,808	7.9%	2,125	2,191	(3.0)%	72,117	65,957	9.3%
Seattle-Tacoma	74,704	70,920	5.3%	13,394	12,238	9.4%	2,005	2,048	(2.1)%	59,305	56,634	4.7%
Washington DC	69,594	66,102	5.3%	14,067	13,960	0.8%	2,046	2,077	(1.5)%	53,481	50,065	6.8%
Dallas-Ft. Worth	67,568	61,949	9.1%	15,110	14,169	6.6%	2,365	2,439	(3.0)%	50,093	45,341	10.5%
Atlanta	58,869	56,032	5.1%	12,143	10,978	10.6%	2,361	2,475	(4.6)%	44,365	42,579	4.2%
Chicago	79,024	74,004	6.8%	31,942	29,237	9.3%	2,807	3,042	(7.7)%	44,275	41,725	6.1%
Houston	60,563	55,377	9.4%	16,628	15,715	5.8%	2,178	2,299	(5.3)%	41,757	37,363	11.8%
Orlando-Daytona	42,354	37,440	13.1%	8,012	7,246	10.6%	1,665	1,751	(4.9)%	32,677	28,443	14.9%
Philadelphia	36,876	35,572	3.7%	7,848	8,019	(2.1)%	1,332	1,365	(2.4)%	27,696	26,188	5.8%
West Palm Beach	35,725	33,433	6.9%	7,552	6,583	14.7%	1,037	1,016	2.1%	27,136	25,834	5.0%
Tampa	33,896	31,478	7.7%	7,200	6,514	10.5%	1,202	1,263	(4.8)%	25,494	23,701	7.6%
Charlotte	30,797	27,995	10.0%	5,580	4,814	15.9%	1,092	1,203	(9.2)%	24,125	21,978	9.8%
All other markets	534,339	501,009	6.7%	114,067	106,780	6.8%	21,366	22,829	(6.4)%	398,906	371,400	7.4%
Totals	$1,711,673	$1,585,210	8.0%	$348,567	$324,477	7.4%	$54,678	$58,050	(5.8)%	$1,308,428	$1,202,683	8.8%

Acquired Facilities
The Acquired Facilities represent 322 facilities that we acquired in 2021, 2022, and 2023. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2021 Acquisitions	$85,344	$75,350	$9,994	$168,585	$144,175	$24,410
2022 Acquisitions	12,195	1,735	10,460	23,796	2,213	21,583
2023 Acquisitions	1,036	—	1,036	1,416	—	1,416
Total revenues	98,575	77,085	21,490	193,797	146,388	47,409

Cost of operations (b):
2021 Acquisitions	26,162	25,359	803	53,288	49,257	4,031
2022 Acquisitions	5,280	1,238	4,042	10,862	1,557	9,305
2023 Acquisitions	394	—	394	565	—	565
Total cost of operations	31,836	26,597	5,239	64,715	50,814	13,901

Net operating income:
2021 Acquisitions	59,182	49,991	9,191	115,297	94,918	20,379
2022 Acquisitions	6,915	497	6,418	12,934	656	12,278
2023 Acquisitions	642	—	642	851	—	851
Net operating income	66,739	50,488	16,251	129,082	95,574	33,508
Depreciation and amortization expense	(64,461)	(69,123)	4,662	(131,710)	(146,262)	14,552
Net loss	$2,278	$(18,635)	$20,913	$(2,628)	$(50,688)	$48,060

At June 30:
Square foot occupancy:
2021 Acquisitions				85.2%	86.0%	(0.9)%
2022 Acquisitions				85.5%	68.0%	25.7%
2023 Acquisitions				56.8%	—%	—%
				84.0%	85.0%	(1.2)%
Annual contract rent per occupied square foot:
2021 Acquisitions				$18.21	$16.67	9.2%
2022 Acquisitions				12.22	11.74	4.1%
2023 Acquisitions				13.74	—	—%
				$17.04	$16.44	3.6%
Number of facilities:
2021 Acquisitions				232	232	—
2022 Acquisitions				74	20	54
2023 Acquisitions				16	—	16
				322	252	70
Net rentable square feet (in thousands) (c):
2021 Acquisitions (d)				22,009	21,830	179
2022 Acquisitions				4,740	1,495	3,245
2023 Acquisitions				1,205	—	1,205
				27,954	23,325	4,629

ACQUIRED FACILITIES (Continued)

As of June 30, 2023
Costs to acquire (in thousands):
2021 Acquisitions (d)	$5,115,276
2022 Acquisitions	730,957
2023 Acquisitions	190,778
$6,037,011
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The Acquired Facilities have an aggregate of approximately 28.0 million net rentable square feet, including 10.9 million in Texas, 3.9 million in Maryland, 1.6 million in Florida, 1.2 million in each of South Carolina and Virginia, 1.1 million in Oklahoma, 1.0 million in North Carolina, 0.7 million in Idaho, 0.6 million in each of Arizona and Colorado, 0.5 million in Nebraska, 0.4 million in each of Georgia, Indiana, and Oregon, 0.3 million in each of California, Minnesota, Nevada, Ohio, Tennessee, and Washington, and 1.7 million in other states.
(d)We have completed the expansion projects on facilities acquired in 2021 for $26.8 million, adding 179,000 net rentable square feet of storage space as of June 30, 2023.
We have been active in acquiring facilities in recent years. Since the beginning of 2021, we acquired a total of 322 facilities with 28.0 million net rentable square feet for $6.0 billion. During the three and six months ended June 30, 2023, these facilities contributed net operating income of $66.7 million and $129.1 million, respectively, consistent with our original underwritten expectations.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion. As of June 30, 2023, we have completed the expansion projects on four properties of this portfolio for $26.4 million, adding 169,000 net rentable square feet of storage space. Included in the Acquisition results in the table above are ezStorage portfolio revenues of $51.7 million, NOI of $40.4 million (including Direct NOI of $41.7 million), and average square footage occupancy of 85.7% for the six months ended June 30, 2023.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. Included in the Acquisition results in the table above are All Storage portfolio revenues of $43.1 million, NOI of $27.4 million (including Direct NOI of $28.9 million), and average square footage occupancy of 78.6% for the six months ended June 30, 2023.
We remain active in seeking to acquire additional self-storage facilities. Subsequent to June 30, 2023, we acquired or were under contract to acquire eleven self-storage facilities across six states with 0.8 million net rentable square feet, for $118.2 million. In addition, as part of the Simply Acquisition announced on July 24, 2023, we will add 127 wholly-owned self-storage facilities (9.4 million net rentable square fees) to our portfolio. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties.

Developed and Expanded Facilities
The developed and expanded facilities include 49 facilities that were developed on new sites since January 1, 2018, and 87 facilities expanded to increase their net rentable square footage. Of these expansions, 61 were completed before 2022, 14 were completed in 2022 or 2023, and 12 are currently in process at June 30, 2023. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2018	$10,028	$8,990	$1,038	$19,808	$17,283	$2,525
Developed in 2019	4,541	3,997	544	8,916	7,623	1,293
Developed in 2020	1,930	1,676	254	3,831	3,158	673
Developed in 2021	2,757	1,931	826	5,366	3,360	2,006
Developed in 2022	1,597	—	1,597	2,683	—	2,683
Developed in 2023	138	—	138	163	—	163
Expansions completed before 2022	34,631	31,267	3,364	68,375	59,615	8,760
Expansions completed in 2022 or 2023	5,108	3,403	1,705	9,722	6,514	3,208
Expansions in process	3,975	4,913	(938)	7,872	9,708	(1,836)
Total revenues	64,705	56,177	8,528	126,736	107,261	19,475

Cost of operations (b):
Developed in 2018	2,835	2,432	403	5,668	4,987	681
Developed in 2019	1,454	1,504	(50)	2,961	2,872	89
Developed in 2020	450	427	23	874	855	19
Developed in 2021	925	832	93	1,842	1,687	155
Developed in 2022	962	—	962	1,945	—	1,945
Developed in 2023	266	—	266	495	—	495
Expansions completed before 2022	9,806	9,163	643	19,900	18,548	1,352
Expansions completed in 2022 or 2023	1,744	950	794	3,273	1,818	1,455
Expansions in process	793	922	(129)	1,630	1,913	(283)
Total cost of operations	19,235	16,230	3,005	38,588	32,680	5,908

Net operating income (loss):
Developed in 2018	7,193	6,558	635	14,140	12,296	1,844
Developed in 2019	3,087	2,493	594	5,955	4,751	1,204
Developed in 2020	1,480	1,249	231	2,957	2,303	654
Developed in 2021	1,832	1,099	733	3,524	1,673	1,851
Developed in 2022	635	—	635	738	—	738
Developed in 2023	(128)	—	(128)	(332)	—	(332)
Expansions completed before 2022	24,825	22,104	2,721	48,475	41,067	7,408
Expansions completed in 2022 or 2023	3,364	2,453	911	6,449	4,696	1,753
Expansions in process	3,182	3,991	(809)	6,242	7,795	(1,553)
Net operating income	45,470	39,947	5,523	88,148	74,581	13,567
Depreciation and amortization expense	(14,873)	(12,428)	(2,445)	(29,273)	(24,739)	(4,534)
Net income	$30,597	$27,519	$3,078	$58,875	$49,842	$9,033

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of June 30,
	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2018	90.4%	91.2%	(0.9)%
Developed in 2019	89.1%	88.9%	0.2%
Developed in 2020	92.9%	92.6%	0.3%
Developed in 2021	87.7%	80.7%	8.7%
Developed in 2022	75.7%	—%	—%
Developed in 2023	37.8%	—%	—%
Expansions completed before 2022	89.2%	90.0%	(0.9)%
Expansions completed in 2022 or 2023	77.0%	70.0%	10.0%
Expansions in process	86.9%	92.9%	(6.5)%
	86.5%	88.2%	(1.9)%
Annual contract rent per occupied square foot:
Developed in 2018	$21.35	$19.48	9.6%
Developed in 2019	19.01	17.45	8.9%
Developed in 2020	22.78	20.44	11.4%
Developed in 2021	18.77	16.52	13.6%
Developed in 2022	14.58	—	—%
Developed in 2023	9.03	—	—%
Expansions completed before 2022	18.25	16.95	7.7%
Expansions completed in 2022 or 2023	17.57	18.25	(3.7)%
Expansions in process	28.02	26.95	4.0%
	$18.65	$17.54	6.3%
Number of facilities:
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	—	8
Developed in 2023	3	—	3
Expansions completed before 2022	61	61	—
Expansions completed in 2022 or 2023	14	14	—
Expansions in process	12	12	—
	136	125	11
Net rentable square feet (in thousands) (c):
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	681	—
Developed in 2022	631	—	631
Developed in 2023	268	—	268
Expansions completed before 2022	8,420	8,382	38
Expansions completed in 2022 or 2023	1,643	1,199	444
Expansions in process	677	788	(111)
	15,793	14,523	1,270

As of June 30, 2023
Costs to develop (in thousands):
Developed in 2018	$262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Developed in 2023	47,255
Expansions completed before 2022 (d)	506,594
Expansions completed in 2022 or 2023 (d)	137,486
$1,361,693
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 15.8 million net rentable square feet at June 30, 2023, including 3.7 million in Texas, 3.1 million in Florida, 2.3 million in California, 1.4 million in each of Colorado and Minnesota, 0.8 million in North Carolina, 0.7 million in Michigan, 0.4 million in Missouri, 0.3 million in each of New Jersey, South Carolina, Virginia, and Washington, and 0.8 million in other states.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at June 30, 2023. We incurred a total of $644.1 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.2 million net rentable square feet of new storage space.
At June 30, 2023, we had 25 additional facilities in development, which will have a total of 2.5 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $554.0 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at June 30, 2023, and together with additional future expansion activities primarily related to our Same Store Facilities at June 30, 2023, we expect to add a total of 2.3 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $473.0 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2021, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 7.1 million net rentable square feet, including 1.2 million in Texas, 0.5 million in Pennsylvania, 0.4 million in each of California, Illinois, Michigan, Minnesota, Ohio, and Washington, 0.3 million in each of Arizona, Florida, and South Carolina, 0.2 million in each of Alabama, Colorado, Georgia, Missouri, and Virginia, and 1.1 million in other states.
During the three and six months ended June 30, 2023 and 2022, the average occupancy for these facilities totaled 88.4% and 87.4%, respectively, as compared to 91.5% and 90.4% for the same periods in 2022, and the realized rent per occupied square foot totaled $18.17 and $18.11, respectively, as compared to $16.25 and $15.87 for the same periods in 2022.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $3.4 million and $2.9 million in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, due to elevated levels of capital expenditures and new facilities that are recently developed.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$50,372	$46,687	$3,685	$99,670	$91,882	$7,788
Merchandise	7,295	7,534	(239)	14,115	14,405	(290)
Third party property management	5,983	4,538	1,445	11,913	8,902	3,011
Total revenues	63,650	58,759	4,891	125,698	115,189	10,509
Cost of operations:
Tenant reinsurance	11,899	8,198	3,701	21,471	15,475	5,996
Merchandise	4,487	4,527	(40)	8,700	8,431	269
Third party property management	5,816	4,485	1,331	11,707	8,819	2,888
Total cost of operations	22,202	17,210	4,992	41,878	32,725	9,153
Net operating income:
Tenant reinsurance	38,473	38,489	(16)	78,199	76,407	1,792
Merchandise	2,808	3,007	(199)	5,415	5,974	(559)
Third party property management	167	53	114	206	83	123
Total net operating income	$41,448	$41,549	$(101)	$83,820	$82,464	$1,356

Tenant reinsurance operations: Tenant reinsurance premium revenue increased $3.7 million or 7.9% for the three months ended June 30, 2023, and increased $7.8 million or 8.5% for the six months ended June 30, 2023, in each case as compared to the same period in 2022, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $37.5 million and $74.5 million for the three and six months ended June 30, 2023, respectively, as compared to $36.1 million and $71.8 million for the same periods in 2022, representing an increase of 3.9% and 3.8%, respectively.
We expect future growth will come primarily from customers of newly acquired and developed facilities, as well as additional tenants at our existing unstabilized self-storage facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $3.7 million and $6.0 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily due to increased claim expenses related to fire and flooding events.
Merchandise sales: Sales of locks, boxes, and packing supplies at our self-storage facilities are primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities. We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2023.
Third-party property management: At June 30, 2023, in our third-party property management program, we managed 132 facilities for unrelated third parties, and were under contract to manage 83 additional facilities including 79 facilities that are currently under construction. During the six months ended June 30, 2023, we added 30 facilities to the program and had seven properties exit the program due to sales to other buyers. As part of the Simply Acquisition announced on July 24, 2023, we will integrate an additional 25 facilities into our third-party management platform. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$—	$40,124	$(40,124)	$—	$77,010	$(77,010)
Shurgard	9,565	8,401	1,164	15,560	14,939	621
Total equity in earnings	$9,565	$48,525	$(38,960)	$15,560	$91,949	$(76,389)
Investment in PSB: On July 20, 2022, in connection with the closing of the merger of PSB with Blackstone, we completed the sale of our 41% common equity interest in PSB in its entirety. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion during the third quarter of 2022.
Included in our equity earnings from PSB for the three and six months ended June 30, 2022 is our equity share of gains on sale of real estate totaling $25.5 million and $49.1 million, respectively. Our equity share of earnings from PSB contributed $26.6 million and $52.1 million, respectively, to Core FFO in the three and six months ended June 30, 2022. Since the sale of PSB in July 2022, we no longer recognize equity in earnings from PSB.

Investment in Shurgard: For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.089 U.S. Dollars per Euro at June 30, 2023 (1.070 at December 31, 2022), and average exchange rates of 1.088 and 1.065 for the three months ended June 30, 2023 and 2022, respectively, and average exchange rates of 1.081 and 1.093 for the six months ended June 30, 2023 and 2022, respectively.
Included in our equity earnings from Shurgard for each of the three and six months ended June 30, 2022 is our equity share of gains on sale of real estate totaling $3.5 million (none for the same periods in 2023). Included in our equity in earnings from Shurgard were $9.2 million and $17.7 million of our share of depreciation and amortization expense for the three and six months ended June 30, 2023, respectively, as compared to $8.0 million and $15.0 million for the same periods in 2022.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)

Share-based compensation expense	$8,198	$12,034	$(3,836)	$13,802	$20,832	$(7,030)
Development and acquisition costs	2,889	3,674	(785)	8,046	6,514	1,532
Federal and State tax expense and related compliance costs	3,061	3,381	(320)	6,377	6,115	262
Legal costs	1,194	980	214	1,775	1,220	555
Corporate management costs	5,815	4,848	967	12,552	10,694	1,858
Other costs	4,277	3,914	363	8,426	6,525	1,901
Total	$25,434	$28,831	$(3,397)	$50,978	$51,900	$(922)

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
Share-based compensation expense classified as general and administrative expense decreased $3.8 million and $7.0 million in the three and six months ended June 30, 2023, respectively, as compared to the same period in 2022 due primarily to the absence of comparable accelerated compensation expense recognized for awards granted to corporate management personnel who are eligible for immediate vesting of their outstanding awards upon retirement.
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)

Interest earned on cash balances	$13,245	$2,023	$11,222	$25,104	$2,158	$22,946
Commercial operations	2,584	2,166	418	4,967	4,248	719
Unrealized gain on private equity investments	275	4,297	(4,022)	2,493	4,297	(1,804)
Other	2,348	1,793	555	4,522	2,955	1,567
Total	$18,452	$10,279	$8,173	$37,086	$13,658	$23,428

Interest expense: For the three and six months ended June 30, 2023, we incurred $40.1 million and $77.9 million, respectively, of interest on our outstanding notes payable, as compared to $34.3 million and $68.6 million for the same periods in 2022. In determining interest expense, these amounts were offset by capitalized interest of $2.0 million and $3.8 million during the three and six months ended June 30, 2023, respectively, associated with our development activities, as compared to $1.4 million and $2.6 million for the same periods in 2022. The increase of interest expense in the three and six months ended June 30, 2023 as compared to the same periods in 2022 is due to the increase of Compounded SOFR on our $700.0 million variable rate unsecured notes, partially offset by the interest savings on the $500.0 million unsecured notes redeemed in August 2022. At June 30, 2023, we had $6.9 billion of notes payable outstanding, with a weighted average interest rate of approximately 2.3%.
Foreign Currency Exchange (Loss) Gain: For the three and six months ended June 30, 2023, we recorded foreign currency losses of $1.1 million and $28.0 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and six months ended June 30, 2022, we recorded foreign currency gains of $101.7 million and $137.1 million, respectively. The Euro was translated at exchange rates of approximately 1.089 U.S. Dollars per Euro at June 30, 2023, 1.070 at December 31, 2022, 1.045 at June 30, 2022 and 1.134 at December 31, 2021. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.

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
On June 12, 2023, we amended our revolving line of credit, increasing the borrowing limit from $500 million to $1.5 billion. We increased the size of the revolving line of credit and its associated lender base given our increased levels of debt maturities in coming years and to serve as temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2023 and August 2, 2023, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $16.7 million of outstanding letters of credit, which limits our borrowing capacity to $1,483.3 million as of August 2, 2023. Our line of credit matures on June 12, 2027.
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
Our current and expected capital resources include: (i) $651.7 million of cash as of June 30, 2023, (ii) approximately $400 million of expected retained operating cash flow over the next twelve months, and (iii) $2.2 billion of proceeds from the U.S. Dollar denominated unsecured senior notes issued on July 24, 2023 in connection with the Simply Acquisition. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $2.2 billion of acquisition price of the Simply Acquisition announced on July 24, 2023, (ii) $118.2 million in property acquisitions currently under contract, (iii) $577.0 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, and (iv) $809 million in scheduled principal repayments on our unsecured and mortgage notes in the next twelve months, including $700 million of our U.S. Dollar denominated unsecured notes that mature on April 23, 2024 and €100 million of our Euro denominated unsecured notes that mature on April 12, 2024. We plan to refinance these unsecured notes as they come due in April 2024. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.

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
Required Debt Repayments: As of June 30, 2023, the principal outstanding on our debt totaled approximately $6.9 billion, consisting of $5.3 billion of U.S. Dollar denominated unsecured notes payable, $1.7 billion of Euro-denominated unsecured notes payable, and $1.9 million of mortgage notes payable. Approximate principal maturities and interest payments (including $38.6 million in estimated interest on our $700 million variable rate unsecured notes) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2023	$60	$75,647	$75,707
2024	808,977	130,506	939,483
2025	263,571	108,584	372,155
2026	1,150,138	101,406	1,251,544
2027	500,146	87,644	587,790
Thereafter	4,207,532	163,883	4,371,415
	$6,930,424	$667,670	$7,598,094

In connection with the Simply Acquisition, on July 24, 2023, we completed a public offering of $400 million, $500 million, $700 million, and $600 million aggregate principal amount of unsecured senior notes bearing interest at an annual rate of Compounded SOFR + 0.60% (reset quarterly), 5.125%, 5.100%, and 5.350%, respectively, and maturing on July 25, 2025, January 15, 2029, August 1, 2033, and August 1, 2053, respectively.
We have $700 million of our U.S. Dollar denominated unsecured notes that mature on April 23, 2024 and €100 million of our Euro denominated unsecured notes that mature on April 12, 2024. We plan to refinance these unsecured notes as they come due in April 2024.
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
We spent $105 million of capital expenditures to maintain real estate facilities in the first six months of 2023 and expect to spend approximately $173 million in 2023. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $67 million in the first six months of 2023 and expect to spend $160 million in 2023 on this effort. In addition, we have spent $26 million in LED lighting and the installation of solar panels in the six months ended June 30, 2023 and we expect to spend $117 million in 2023.
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
On August 2, 2023, our Board declared a regular common quarterly dividend of $3.00 per common share totaling approximately $526 million, which will be paid at the end of September 2023. This represented a 50% increase in the $2.00 per common share quarterly dividend paid during 2022. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our preferred shares outstanding at June 30, 2023 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to June 30, 2023, we acquired or were under contract to acquire eleven self-storage facilities for a total purchase price of $118.2 million. In addition, on July 24, 2023, we entered into a definitive agreement to acquire BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities (1.8 million square feet) for third parties, for a cash acquisition price of $2.2 billion.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of June 30, 2023, we had development and expansion projects at a total cost of approximately $1.0 billion. Costs incurred through June 30, 2023 were $449.9 million, with the remaining cost to complete of $577.0 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of August 2, 2023, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million) and our 5.050% Series G Preferred Shares ($300.0 million). See Note 9 to our June 30, 2023 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During six months ended June 30, 2023, we did not repurchase any of our common shares. From the inception of the repurchase program through August 2, 2023, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $6.9 billion at June 30, 2023, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at June 30, 2023 is approximately $6.0 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 2.3% at June 30, 2023. See Note 7 to our June 30, 2023 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total

Debt	$60	$808,977	$263,571	$1,150,138	$500,146	$4,207,532	$6,930,424
We have foreign currency exposure at June 30, 2023 related to (i) our investment in Shurgard, with a book value of $276.8 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on June 30, 2023, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
In connection with the Simply Acquisition, on July 24, 2023, we completed a public offering of $400 million, $500 million, $700 million, and $600 million aggregate principal amount of unsecured senior notes bearing interest at an annual rate of Compounded SOFR + 0.60% (reset quarterly), 5.125%, 5.100%, and 5.350%, respectively, and maturing on July 25, 2025, January 15, 2029, August 1, 2033, and August 1, 2053, respectively.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through August 2, 2023, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2023. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c)

10.1
Third Amended and Restated Credit Agreement, dated as of June 12, 2023, by and among the Company, the financial institutions party thereto, Wells Fargo Securities, LLC, BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as Joint Bookrunners, Wells Fargo Securities, LLC, BofA Securities, Inc., JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, BNP Paribas and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers, Wells Fargo Bank, National Association, as Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and PNC Bank, National Association, TD Bank, N.A., The Bank of Nova Scotia, BNP Paribas and Sumitomo Mitsui Banking Corporation, as Documentation Agents. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2023 and incorporated herein by reference.

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

DATED: August 2, 2023
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer