Form 10-Q
period 2023-09-30
Public Storage
filed 2023-10-30
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
Commission File Number: 001-33519
Public Storage
(Exact name of registrant as specified in its charter)

Maryland	93-2834996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 244-8080.
Former name, former address and former fiscal, if changed since last report: N/A
Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series P, $0.01 par value	PSAPrP	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.950% Cum Pref Share, Series Q, $0.01 par value	PSAPrQ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series R, $0.01 par value	PSAPrR	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.100% Cum Pref Share, Series S, $0.01 par value	PSAPrS	New York Stock Exchange
Guarantee of 0.875% Senior Notes due 2032 issued by Public Storage Operating Company	PSA/32	New York Stock Exchange
Guarantee of 0.500% Senior Notes due 2030 issued by Public Storage Operating Company	PSA/30	New York Stock Exchange
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 23, 2023:
Common Shares of beneficial interest, $0.10 par value per share – 175,836,162 shares

EXPLANATORY NOTE
On August 14, 2023, the registrant completed a corporate reorganization into a holding company structure commonly referred to as an umbrella partnership real estate investment trust, or UPREIT (the “Reorganization”). The Reorganization is described more fully below. For purposes of this Explanatory Note, we refer to the following entities:

•“Old PSA” is a Maryland real estate investment trust currently known as Public Storage Operating Company (“PSOC”). Prior to August 14, 2023, Old PSA was known as Public Storage.
•“New PSA” is a newly-formed Maryland real estate investment trust currently known as Public Storage. It was organized as the parent holding company in connection with the Reorganization.
•“PSOP GP” is PSOP GP, LLC, a newly-formed Delaware limited liability company organized as the general partner of PSA OP in connection with the Reorganization. This entity is wholly-owned by New PSA.
•“PSA OP” is Public Storage OP, L.P., a newly-formed Delaware limited partnership organized as the operating partnership in connection with the Reorganization. This entity is currently wholly-owned by PSOP GP, its general partner, and New PSA, its limited partner, and it wholly owns Old PSA.
Prior to August 14, 2023, the business of the registrant was conducted through Old PSA. As a result of the Reorganization, Old PSA became an indirectly wholly owned subsidiary of New PSA. Old PSA is wholly-owned by PSA OP. New PSA currently owns all the limited partnership interest of PSA OP and all the membership interest of PSA OP’s general partner, PSOP GP. In connection with the Reorganization, (i) each outstanding common share and depository receipt underlying preferred share of Old PSA was converted into one equivalent common share or depository receipt underlying preferred share of New PSA with identical rights and terms, and such securities continued to trade on the NYSE under the same ticker symbol, (ii) Old PSA’s name was changed to “Public Storage Operating Company” and New PSA inherited the name “Public Storage”, and (iii) New PSA became the successor filer to Old PSA for Securities and Exchange Commission (“SEC”) reporting purposes. The consolidated assets and liabilities of New PSA immediately following the Reorganization are identical to the consolidated assets and liabilities of Old PSA immediately prior to the Reorganization, and the officers and trustees of New PSA immediately following the Reorganization are identical to the officers and trustees of Old PSA immediately prior to the Reorganization. All material indebtedness of Old PSA immediately prior to the Reorganization remained indebtedness of Old PSA after the Merger. New PSA has provided a full and unconditional guarantee of Old PSA’s obligations under its unsecured notes, its credit facility, and certain other indebtedness. For additional information on the Reorganization, please see our Current Reports on Form 8-K filed on August 2, 2023 and August 14, 2023.
Throughout this Quarterly Report, unless the context requires otherwise:
•the “Company,” “we,” “us” and “our” refer to:
◦for the period prior to August 14, 2023 (the period preceding the Reorganization), Old PSA and its business and operations conducted through its directly or indirectly owned subsidiaries;
◦for the period on or after August 14, 2023 (the period from and following the Reorganization), New PSA and its business and operations conducted through its directly or indirectly owned subsidiaries, including Old PSA; and
◦in statements regarding qualification as a real estate investment trust (“REIT”), such terms refer solely to Old PSA or New PSA, as applicable.
•References to “shares” and “shareholders” refer to the shares and shareholders of Old PSA prior to August 14, 2023 and of New PSA on or after August 14, 2023.

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS

Cash and equivalents	$629,773	$775,253
Real estate facilities, at cost:
Land	5,575,643	5,273,073
Buildings	21,421,031	18,946,053
	26,996,674	24,219,126
Accumulated depreciation	(9,188,151)	(8,554,155)
	17,808,523	15,664,971
Construction in process	457,064	372,992
	18,265,587	16,037,963

Investments in unconsolidated real estate entities	278,131	275,752
Goodwill and other intangible assets, net	414,291	232,517
Other assets	287,967	230,822
Total assets	$19,875,749	$17,552,307

LIABILITIES AND EQUITY

Notes payable	$9,029,622	$6,870,826
Accrued and other liabilities	644,236	514,680
Total liabilities	9,673,858	7,385,506

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2022) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,501,315 shares issued and outstanding (175,265,668 shares at December 31, 2022)	17,550	17,527
Paid-in capital	5,951,794	5,896,423
Accumulated deficit	(130,581)	(110,231)
Accumulated other comprehensive loss	(81,104)	(80,317)
Total Public Storage shareholders’ equity	10,107,659	10,073,402
Noncontrolling interests	94,232	93,399
Total equity	10,201,891	10,166,801
Total liabilities and equity	$19,875,749	$17,552,307

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Self-storage facilities	$1,078,721	$1,027,374	$3,167,025	$2,917,675
Ancillary operations	65,099	60,757	190,797	175,946
	1,143,820	1,088,131	3,357,822	3,093,621

Expenses:
Self-storage cost of operations	267,785	255,470	794,078	738,953
Ancillary cost of operations	21,159	21,572	63,037	54,297
Depreciation and amortization	238,748	220,772	682,531	661,608
General and administrative	28,625	29,501	79,603	81,401
Interest expense	58,350	34,113	132,530	100,178
	614,667	561,428	1,751,779	1,636,437

Other increases to net income:
Interest and other income	32,295	12,736	69,381	26,394
Equity in earnings of unconsolidated real estate entities	7,227	8,180	22,787	100,129
Foreign currency exchange gain	47,880	100,170	19,924	237,270
Gain on sale of real estate	88	1,503	88	1,503
Gain on sale of equity investment in PS Business Parks, Inc.	—	2,128,860	—	2,128,860
Net income	616,643	2,778,152	1,718,223	3,951,340
Allocation to noncontrolling interests	(3,345)	(9,158)	(9,188)	(14,553)
Net income allocable to Public Storage shareholders	613,298	2,768,994	1,709,035	3,936,787
Allocation of net income to:
Preferred shareholders	(48,678)	(48,678)	(146,029)	(145,716)
Restricted share units	(1,383)	(8,155)	(3,922)	(11,405)
Net income allocable to common shareholders	$563,237	$2,712,161	$1,559,084	$3,779,666
Net income per common share:
Basic	$3.21	$15.47	$8.89	$21.57
Diluted	$3.20	$15.38	$8.85	$21.44

Basic weighted average common shares outstanding	175,499	175,283	175,451	175,227
Diluted weighted average common shares outstanding	176,150	176,328	176,170	176,325

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$616,643	$2,778,152	$1,718,223	$3,951,340
Foreign currency translation loss on investment in Shurgard	(5,958)	(17,253)	(787)	(42,883)
Total comprehensive income	610,685	2,760,899	1,717,436	3,908,457
Allocation to noncontrolling interests	(3,345)	(9,158)	(9,188)	(14,553)
Comprehensive income allocable to Public Storage shareholders	$607,340	$2,751,741	$1,708,248	$3,893,904

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2023	$4,350,000	$17,549	$5,940,945	$(167,404)	$(75,146)	$10,065,944	$92,627	$10,158,571
Issuance of common shares in connection with share-based compensation (8,429 shares)	—	1	1,105	—	—	1,106	—	1,106
Taxes withheld upon net share settlement of restricted share units	—	—	(644)	—	—	(644)	—	(644)
Share-based compensation expense	—	—	10,388	—	—	10,388	—	10,388
Contributions by noncontrolling interests	—	—	—	—	—	—	1,908	1,908
Net income	—	—	—	616,643	—	616,643	—	616,643
Net income allocated to noncontrolling interests	—	—	—	(3,345)	—	(3,345)	3,345	—
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(3,648)	(3,648)
Common shareholders and restricted share unitholders ($3.00 per share) (Note 10)	—	—	—	(527,797)	—	(527,797)	—	(527,797)
Other comprehensive loss	—	—	—	—	(5,958)	(5,958)	—	(5,958)
Balances at September 30, 2023	$4,350,000	$17,550	$5,951,794	$(130,581)	$(81,104)	$10,107,659	$94,232	$10,201,891

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Three Months Ended September 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at June 30, 2022	$4,350,000	$17,524	$5,848,632	$(182,213)	$(79,217)	$9,954,726	$93,622	$10,048,348	$—
Issuance of common shares in connection with share-based compensation (97,189 shares)	—	10	16,445	—	—	16,455	—	16,455	—
Taxes withheld upon net share settlement of restricted share units	—	—	(779)	—	—	(779)	—	(779)	—
Share-based compensation expense	—	—	14,441	—	—	14,441	—	14,441	—
Contributions by noncontrolling interests	—	—	—	—	—	—	561	561	—
Net income	—	—	—	2,778,152	—	2,778,152	—	2,778,152	—
Net income allocated to noncontrolling interests	—	—	—	(9,158)	—	(9,158)	9,158	—	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)	—
Noncontrolling interests	—	—	—	—	—	—	(9,756)	(9,756)	—
Common shareholders and restricted share unitholders ($15.15 per share)	—	—	—	(2,660,734)	—	(2,660,734)	—	(2,660,734)	—
Other comprehensive loss	—	—	—	—	(17,253)	(17,253)	—	(17,253)	—
Balances at September 30, 2022	$4,350,000	$17,534	$5,878,739	$(122,631)	$(96,470)	$10,027,172	$93,585	$10,120,757	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Nine Months Ended September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (235,647 shares) (Note 12)	—	23	31,267	—	—	31,290	—	31,290
Taxes withheld upon net share settlement of restricted share units (Note 12)	—	—	(10,040)	—	—	(10,040)	—	(10,040)
Share-based compensation cost (Note 12)	—	—	34,144	—	—	34,144	—	34,144
Contributions by noncontrolling interests	—	—	—	—	—	—	2,641	2,641
Net income	—	—	—	1,718,223	—	1,718,223	—	1,718,223
Net income allocated to noncontrolling interests	—	—	—	(9,188)	—	(9,188)	9,188	—
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(146,029)	—	(146,029)	—	(146,029)
Noncontrolling interests	—	—	—	—	—	—	(10,996)	(10,996)
Common shareholders and restricted share unitholders ($9.00 per share) (Note 10)	—	—	—	(1,583,356)	—	(1,583,356)	—	(1,583,356)
Other comprehensive loss	—	—	—	—	(787)	(787)	—	(787)
Balances at September 30, 2023	$4,350,000	$17,550	$5,951,794	$(130,581)	$(81,104)	$10,107,659	$94,232	$10,201,891
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Nine Months Ended September 30, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (201,997 shares)	—	21	27,994	—	—	28,015	—	28,015	—
Taxes withheld upon net settlement of restricted share units	—	—	(12,989)	—	—	(12,989)	—	(12,989)	—
Share-based compensation cost	—	—	49,235	—	—	49,235	—	49,235	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,698	6,698	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	3,951,340	—	3,951,340	—	3,951,340	—
Net income allocated to noncontrolling interests	—	—	—	(14,553)	—	(14,553)	13,893	(660)	660
Distributions to:
Preferred shareholders	—	—	—	(145,716)	—	(145,716)	—	(145,716)	—
Noncontrolling interests	—	—	—	—	—	—	(30,944)	(30,944)	(509)
Common shareholders and restricted share unitholders ($19.15 per share)	—	—	—	(3,363,286)	—	(3,363,286)	—	(3,363,286)	—
Other comprehensive loss	—	—	—	—	(42,883)	(42,883)	—	(42,883)	—
Balances at September 30, 2022	$4,350,000	$17,534	$5,878,739	$(122,631)	$(96,470)	$10,027,172	$93,585	$10,120,757	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,718,223	$3,951,340
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of equity investment in PS Business Parks, Inc.	—	(2,128,860)
Gain on sale of real estate	(88)	(1,503)
Depreciation and amortization	682,531	661,608
Equity in earnings of unconsolidated real estate entities	(22,787)	(100,129)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	17,663	134,460
Unrealized foreign currency exchange gain	(19,937)	(236,698)
Share-based compensation expense	31,309	44,597
Other non-cash adjustments	10,205	6,213
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(40,719)	(41,123)
Accrued and other liabilities	78,564	90,885
Net cash flows from operating activities	2,454,964	2,380,790
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(157,967)	(163,702)
Capital expenditures for property enhancements	(119,360)	(137,550)
Capital expenditures for energy efficiencies (LED lighting, solar)	(45,772)	(36,644)
Development and expansion of real estate facilities	(248,977)	(231,483)
Acquisition of real estate facilities and intangible assets	(301,324)	(529,357)
Acquisition of BREIT Simply Storage LLC, net of cash acquired	(2,178,151)	—
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	3,165	13,670
Proceeds from sale of real estate investments	101	1,543
Proceeds from sale of equity investment in PS Business Parks, Inc.	—	2,636,011
Net cash flows (used in) from investing activities	(3,048,285)	1,552,488
Cash flows from financing activities:
Issuance costs on amendment of credit facility	(8,377)	—
Repayments of notes payable	(8,229)	(502,270)
Issuance of notes payable, net of issuance costs	2,181,273	—
Issuance of preferred shares	—	242,832
Issuance of common shares in connection with share-based compensation	31,099	27,913
Taxes paid upon net share settlement of restricted share units	(10,040)	(12,989)
Contributions by noncontrolling interests	2,641	1,659
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(1,728,852)	(3,508,581)
Distributions paid to noncontrolling interests	(10,996)	(31,453)
Net cash flows from (used) in financing activities	448,519	(3,782,889)
Net (decrease) increase in cash and equivalents, including restricted cash	$(144,802)	$150,389
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$775,253	$734,599
Restricted cash included in other assets	29,904	26,691
	$805,157	$761,290

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$629,773	$883,787
Restricted cash included in other assets	30,582	27,892
	$660,355	$911,679

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(10,405)	$(6,429)
Capital expenditures for property enhancements	(4,637)	(6,829)
Capital expenditures for energy efficiencies (LED lighting, solar)	(574)	(996)
Construction or expansion of real estate facilities	(66,788)	(71,006)

Real estate acquired in exchange for noncontrolling interests	—	(19,865)

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

1.Description of the Business
Public Storage (referred to herein as “the Company,” “we,” “us,” or “our”) is a Maryland real estate investment trust (“REIT”) engaged in the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant reinsurance, merchandise sales, and third party management, as well as the acquisition and development of additional self-storage space.
As described in greater detail in the Explanatory Note to this Quarterly Report on Form 10-Q, on August 14, 2023, the Company completed a reorganization in which its interest in its facilities is now held through an operating partnership, Public Storage OP, L.P. (“PSA OP”) and its subsidiaries including Public Storage Operating Company (“PSOC”), formerly known as Public Storage. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The reorganization was accounted for as a transaction between entities under common control and there was no change in the Company’s total assets, liabilities or results of operations. Subsequent to the reorganization, the primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the membership interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by the Company as its primary beneficiary. As of September 30, 2023, the Company owned all of the limited partnership interests of PSA OP.
At September 30, 2023, we owned equity interests in 3,028 self-storage facilities (with approximately 216.5 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.2 million net rentable square feet of commercial and retail space.
At September 30, 2023, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 267 self-storage facilities (with approximately 15 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Certain amounts previously reported in our September 30, 2022 Statements of Cash Flows have been reclassified to conform to the September 30, 2023 presentation, with respect to the separate presentation of changes in operating assets and liabilities in the cash flows from operating activities section and major types of capital expenditures in the cash flows from investing activities section. The reclassifications did not affect the subtotals for cash flows from operating, investing or financing activities.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 15) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
3.Simply Acquisition
On September 13, 2023, we acquired all the membership interests of BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million net rentable square feet) and manages 25 self-storage facilities for third parties, for a purchase price of $2.2 billion in cash, including cash acquired of $6.0 million and direct transaction costs of $9.6 million (the “Simply Acquisition”).
We accounted for the Simply Acquisition as an asset acquisition because substantially all the fair value of the gross assets acquired is concentrated in the real estate assets and intangible assets associated with the self-storage facilities, which are determined to be similar in nature. As a result, the direct transaction costs of $9.6 million were capitalized to the basis of the acquired properties.
The total purchase price was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. The total purchase price, including direct transaction costs, was allocated as follows (in thousands):

Cash	$6,032
Real estate facilities:
Land	229,396
Buildings	1,762,752
Construction in process	2,922
Intangible assets:
Acquired customers in place	209,516
Non real estate-related contracts	4,750
Other assets	12,046
Accrued and other liabilities	(43,231)

Total purchase price, including direct transaction costs	$2,184,183

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
4.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2023 is as follows:

Nine Months Ended September 30, 2023
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$24,219,126
Capital expenditures to maintain real estate facilities	153,120
Capital expenditures for property enhancements	124,298
Capital expenditures for energy efficiencies (LED lighting, solar)	46,357
Acquisitions	2,284,590
Dispositions and other	(3,461)
Developed or expanded facilities opened for operation	172,644
Ending balance	26,996,674
Accumulated depreciation:
Beginning balance	(8,554,155)
Depreciation expense	(636,631)
Dispositions and other	2,635
Ending balance	(9,188,151)
Construction in process:
Beginning balance	372,992
Costs incurred to develop and expand real estate facilities	257,527
Acquisitions	2,922
Write-off of cancelled projects	(3,733)
Developed or expanded facilities opened for operation	(172,644)
Ending balance	457,064
Total real estate facilities at September 30, 2023	$18,265,587
During the nine months ended September 30, 2023, in addition to the Simply Acquisition, we acquired 26 self-storage facilities (1.9 million net rentable square feet of storage space), for a total cost of $301.3 million in cash. Approximately $8.9 million of the total cost was allocated to intangible assets.
We completed development and redevelopment activities costing $172.6 million during the nine months ended September 30, 2023, adding 0.9 million net rentable square feet of self-storage space. Construction in process at September 30, 2023 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
5.Investments in Unconsolidated Real Estate Entities
The following table sets forth our equity in earnings of the Unconsolidated Real Estate Entities (amounts in thousands):

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Shurgard	$7,227	$4,594	$22,787	$19,533
PSB	—	3,586	—	80,596
Total	$7,227	$8,180	$22,787	$100,129
Investment in Shurgard
Our investment in Shurgard was $278.1 million and $275.8 million as of September 30, 2023 and December 31, 2022, respectively.
Throughout all periods presented, we effectively owned 31,268,459 Shurgard common shares, representing a 35% equity interest in Shurgard.
Based upon the closing price at September 30, 2023 (€37.50 per share of Shurgard common stock, at 1.057 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.2 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the nine months ended September 30, 2023 and 2022, we received $2.8 million and $2.6 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.0 million and $0.9 million of intra-entity profits and losses for the nine months ended September 30, 2023 and 2022, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
During the nine months ended September 30, 2023 and 2022, we received cash dividend distributions from Shurgard totaling $19.8 million and $37.8 million, respectively. Approximately $3.2 million and $13.7 million of total cash distributions from Shurgard during the nine months ended September 30, 2023 and 2022, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At September 30, 2023, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $63.2 million ($67.8 million at December 31, 2022). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $4.6 million and $9.0 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and 2022, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $0.8 million and $42.9 million other comprehensive loss during the nine months ended September 30, 2023 and 2022, respectively.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
During the nine months ended September 30, 2022, we received cash distributions from PSB totaling $109.5 million, which were classified within cash flows from operating activities in the Consolidated Statements of Cash flows. Since the sale of PSB in July 2022, we no longer recognize equity in earnings or receive cash distributions from PSB.
6.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At September 30, 2023			At December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	981,254	(751,630)	229,624	758,106	(710,256)	47,850
Total goodwill and other intangible assets	$1,165,921	$(751,630)	$414,291	$942,773	$(710,256)	$232,517
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $16.0 million and $41.4 million for the three and nine months ended September 30, 2023, respectively, and $20.0 million and $78.2 million for the same periods in 2022. During the nine months ended September 30, 2023, intangibles increased $223.1 million, in connection with the Simply Acquisition (Note 3) and the acquisition of real estate facilities (Note 4).
The estimated future amortization expense for our finite-lived intangible assets at September 30, 2023 is as follows (amounts in thousands):

Year	Amount
Remainder of 2023	$39,491
2024	108,871
2025	56,693
2026	18,013
2027	2,687
Thereafter	3,869
Total	$229,624
7.Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increases our borrowing limit from $500 million to $1.5 billion and extends the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at September 30, 2023). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at September 30, 2023). At September 30, 2023 and October 30, 2023, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.6 million at September 30, 2023 ($18.6 million at December 31, 2022 under the previous credit facility). The Credit Facility has various customary restrictive covenants with which we were in compliance at September 30, 2023. We incurred a total of $8.4 million of issuance costs associated with the amended Credit Facility, which is classified as Other Assets on the Consolidated Balance Sheets and will be amortized as Interest Expense on the Consolidated Statement of Income through June 12, 2027.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.
8.Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at September 30, 2023 and December 31, 2022 are set forth in the tables below:

			Amounts at September 30, 2023				Amounts at December 31, 2022
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.791%	$700,000	$(397)	$699,603	$699,950	$699,075	$691,309
Notes due July 25, 2025	SOFR+0.60%	5.932%	400,000	(1,481)	398,519	400,277	—	—
Notes due February 15, 2026	0.875%	1.030%	500,000	(1,766)	498,234	448,646	497,678	441,849
Notes due November 9, 2026	1.500%	1.640%	650,000	(2,704)	647,296	580,053	646,643	578,899
Notes due September 15, 2027	3.094%	3.218%	500,000	(2,096)	497,904	460,565	497,508	466,029
Notes due May 1, 2028	1.850%	1.962%	650,000	(3,091)	646,909	556,154	646,401	558,197
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,457)	547,543	465,373	547,182	468,509
Notes due January 15, 2029	5.125%	5.260%	500,000	(3,093)	496,907	491,674	—	—
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,714)	498,286	450,606	498,053	456,855
Notes due May 1, 2031	2.300%	2.419%	650,000	(5,183)	644,817	517,832	644,303	530,390
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,872)	547,128	429,370	546,866	443,514
Notes due August 1, 2033	5.100%	5.207%	700,000	(5,697)	694,303	669,161	—	—
Notes due August 1, 2053	5.350%	5.442%	600,000	(8,050)	591,950	546,860	—	—
			7,450,000	(40,601)	7,409,399	6,716,521	5,223,709	4,635,551

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	105,744	—	105,744	103,939	107,035	104,344
Notes due November 3, 2025	2.175%	2.175%	255,915	—	255,915	244,650	259,039	246,119
Notes due September 9, 2030	0.500%	0.640%	740,208	(7,771)	732,437	566,585	740,634	566,204
Notes due January 24, 2032	0.875%	0.978%	528,720	(4,456)	524,264	396,406	530,317	396,297
			1,630,587	(12,227)	1,618,360	1,311,580	1,637,025	1,312,964

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.7 million	4.414%	4.414%	1,863	—	1,863	1,653	10,092	9,568

			$9,082,450	$(52,828)	$9,029,622	$8,029,754	$6,870,826	$5,958,083

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
U.S. Dollar Denominated Unsecured Notes
On July 26, 2023, we completed a public offering of $400 million, $500 million, $700 million, and $600 million aggregate principal amount of unsecured senior notes bearing interest at an annual rate of Compounded SOFR + 0.60% (reset quarterly), 5.125%, 5.100%, and 5.350%, respectively, and maturing on July 25, 2025, January 15, 2029, August 1, 2033, and August 1, 2053, respectively. Interest on the 2025 notes is payable quarterly, commencing on October 25, 2023. Interest on the 2029 notes is payable semi-annually, commencing on January 15, 2024. Interest on the 2033 notes and 2053 notes is payable semi-annually, commencing on February 1, 2024. In connection with the offering, we incurred a total of $18.7 million in costs.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at September 30, 2023. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 16% at September 30, 2023) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 21x for the twelve months ended September 30, 2023) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain” on our income statement (gains of $48.2 million and $20.1 million for the three and nine months ended September 30, 2023, respectively, as compared to gains of $100.9 million and $239.2 million for the three and nine months ended September 30, 2022, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At September 30, 2023, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At September 30, 2023, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2023	$—	$30	$30
2024	805,744	124	805,868
2025	655,915	131	656,046
2026	1,150,000	138	1,150,138
2027	500,000	146	500,146
Thereafter	5,968,928	1,294	5,970,222
	$9,080,587	$1,863	$9,082,450
Weighted average effective rate	3.1%	4.4%	3.1%
Cash paid for interest totaled $97.5 million and $87.6 million for the nine months ended September 30, 2023 and 2022, respectively. Interest capitalized as real estate totaled $6.8 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
9.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At September 30, 2023, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the request of the unitholder.
10.Shareholders’ Equity

Preferred Shares
At September 30, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2023		At December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At September 30, 2023, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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
September 30, 2023
(Unaudited)
Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to Paid-in capital.
Dividends
On February 4, 2023, our Board declared a 50% increase in its regular common quarterly dividend from $2.00 to $3.00 per share. The distribution equates to an annualized increase to the Company’s regular common dividend from $8.00 to $12.00 per share.
Common share dividends paid, including amounts paid to our restricted share unitholders and deferred share unitholders, totaled $527.6 million ($3.00 per share) and $2.7 billion ($15.15 per share) for the three months ended September 30, 2023 and 2022, respectively, and $1.6 billion ($9.00 per share) and $3.4 billion ($19.15 per share) for the nine months ended September 30, 2023 and 2022, respectively. Preferred share dividends paid totaled $48.7 million for each of the three months ended September 30, 2023 and 2022, and $146.0 million and $145.7 million for the nine months ended September 30, 2023 and 2022, respectively.
11.Related Party Transactions
At September 30, 2023, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.6 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
12.Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant equity awards to trustees, officers, and key employees, including non-qualified options to purchase the Company’s common shares, restricted share units (“RSUs”), deferred share units (“DSUs”), and unrestricted common shares issued in lieu of trustee compensation.
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.5 million and $1.8 million share-based compensation cost was capitalized as real estate facilities for the three and nine months ended September 30, 2023, respectively, as compared to $0.4 million and $2.4 million for the same periods of 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)

Self-storage cost of operations	$2,964	$4,203	$10,316	$13,740
Ancillary cost of operations	320	203	960	690
General and administrative	6,231	9,335	20,033	30,167
Total	$9,515	$13,741	$31,309	$44,597

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Included in share-based compensation is $0.5 million and $2.6 million during the three and nine months ended September 30, 2023, respectively, as compared to $2.9 million and $12.4 million for the same periods in 2022, respectively, in connection with retirement acceleration as discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of September 30, 2023, there was $76.8 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
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
During the nine months ended September 30, 2023, 177,168 stock options were granted, 178,511 options were exercised, and 45,315 options were forfeited. A total of 3,117,825 stock options were outstanding at September 30, 2023 (3,164,483 at December 31, 2022).
During the nine months ended September 30, 2023, we granted 60,000 stock options in connection with non-management trustee compensation. For the remaining 117,168 stock options granted during the nine months ended September 30, 2023, vesting is dependent upon meeting certain market conditions over the three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
For the three and nine months ended September 30, 2023, we incurred share-based compensation cost for outstanding stock options of $3.6 million and $11.3 million, respectively, as compared to $4.2 million and $15.8 million for the same periods in 2022.
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
During the nine months ended September 30, 2023, 42,452 RSUs were granted, 30,148 RSUs were forfeited and 77,400 RSUs vested. The vesting resulted in the issuance of 55,595 common shares. A total of 410,951 RSUs were outstanding at September 30, 2023 (476,047 at December 31, 2022).
Among the 42,452 RSUs granted during the nine months ended September 30, 2023, 37,211 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
Also included in the RSUs granted during the nine months ended September 30, 2023 are 5,241 service-based RSUs.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
For the three and nine months ended September 30, 2023, we incurred share-based compensation cost for RSUs of $6.3 million and $21.1 million, respectively, as compared to $9.7 million and $30.6 million for the same periods in 2022.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the nine months ended September 30, 2023, we granted 1,590 DSUs and 674 unrestricted common shares. During the nine months ended September 30, 2023, 867 previously granted DSUs were settled in common shares. A total of 10,274 DSUs were outstanding at September 30, 2023 (9,551 at December 31, 2022).
13.Net Income per Common Share
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Stock options representing 317,062 common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023, as compared to 147,344 common shares for the same periods in 2022, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$563,237	$2,712,161	$1,559,084	$3,779,666

Denominator for basic net income per share - weighted average common shares outstanding	175,499	175,283	175,451	175,227
Net effect of dilutive stock options - based on treasury stock method	651	1,045	719	1,098
Denominator for dilutive net income per share - weighted average common shares outstanding	176,150	176,328	176,170	176,325

Net income per common share:
Basic	$3.21	$15.47	$8.89	$21.57
Dilutive	$3.20	$15.38	$8.85	$21.44

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
14.Segment Information
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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,078,721	$1,027,374	$3,167,025	$2,917,675
Cost of operations	(267,785)	(255,470)	(794,078)	(738,953)
Net operating income	810,936	771,904	2,372,947	2,178,722
Depreciation and amortization	(238,748)	(220,772)	(682,531)	(661,608)
Net income	572,188	551,132	1,690,416	1,517,114

Ancillary Operations
Revenue	65,099	60,757	190,797	175,946
Cost of operations	(21,159)	(21,572)	(63,037)	(54,297)
Net operating income	43,940	39,185	127,760	121,649

Total net income allocated to segments	616,128	590,317	1,818,176	1,638,763

Other items not allocated to segments:
General and administrative	(28,625)	(29,501)	(79,603)	(81,401)
Interest and other income	32,295	12,736	69,381	26,394
Interest expense	(58,350)	(34,113)	(132,530)	(100,178)
Equity in earnings of unconsolidated real estate entities	7,227	8,180	22,787	100,129
Foreign currency exchange gain	47,880	100,170	19,924	237,270
Gain on sale of real estate	88	1,503	88	1,503
Gain on sale of equity investment in PS Business Parks, Inc.	—	2,128,860	—	2,128,860
Net income	$616,643	$2,778,152	$1,718,223	$3,951,340

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
15.Commitments and Contingencies
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At September 30, 2023, there were approximately 1.4 million certificates held by our self-storage customers, representing aggregate coverage of approximately $6.1 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $199.8 million at September 30, 2023. We expect to pay approximately $42.3 million in the remainder of 2023, $152.1 million in 2024, and $5.4 million in 2025 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $65.0 million at September 30, 2023. We expect to pay approximately $0.8 million in the remainder of 2023, $3.6 million in each of 2024, 2025 and 2026, $2.6 million in 2027, and $50.8 million thereafter for these commitments.
16.Subsequent Events
Subsequent to September 30, 2023, we acquired or were under contract to acquire eleven self-storage facilities across eight states with 0.8 million net rentable square feet, for $170.3 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
On August 14, 2023, the Company completed its corporate reorganization into a holding company structure commonly referred to as an umbrella partnership real estate investment trust, or UPREIT. Following the Reorganization, substantially all of our business is conducted through Public Storage OP, L.P., a Delaware limited partnership (“PSA OP”) and its subsidiaries, including Public Storage Operating Company (“PSOC”), formerly known as Public Storage. The parent entity, Public Storage, does not have material assets or liabilities, other than through its limited partnership interest of PSA OP and all the membership interest of PSA OP’s general partner, PSOP GP, LLC, a Delaware limited liability company (“PSOP GP”).
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
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to those factors and risks described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023 and in our other filings with the SEC. These include changes in demand for our facilities, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from inflation, unfavorable foreign currency rate fluctuations, changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the three and nine months ended September 30, 2023, revenues generated by our Same Store Facilities increased by 2.5% ($21.1 million) and 6.1% ($147.5 million), respectively, as compared to the same periods in 2022, while Same Store cost of operations increased by 2.8% ($5.5 million) and 4.5% ($26.1 million), respectively. Demand and operating trends softened in the second half of 2022 continuing through 2023 as compared to what we experienced in 2020 and 2021. We expect these trends to lead to moderating levels of income growth through 2023.
In addition to managing our existing facilities for organic growth, we have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2021, we acquired a total of 459 facilities with 38.0 million net rentable square feet for $8.3 billion. Additionally, within our non-same store portfolio, we have developed and expanded a total of 140 self-storage facilities of 16.3 million net rentable square feet for a total cost of $1.4 billion. During the three and nine months ended September 30, 2023, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 23.8% ($23.9 million) and 26.2% ($71.0 million), respectively, as compared to the same periods in 2022.
On September 13, 2023, we acquired BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities for third parties, for a purchase price of $2.2 billion in cash (the “Simply Acquisition”). The 127 wholly-owned facilities are geographically diversified across 18 states and located in submarkets with strong demand drivers and other desirable characteristics.
In connection with the Simply Acquisition, on July 26, 2023, we completed a public offering of $2.2 billion aggregate principal amount of unsecured senior notes in various tranches and maturities.
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
In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2024. We spent approximately $119 million on the program in the nine months ended September 30, 2023 and expect to spend approximately $150 million over 2023 on this effort. We have also embarked on a solar program under which we plan to install solar panels on over 1,000 of our self-storage facilities. We have completed the installations on 395 facilities through September 30, 2023. We spent approximately $38 million on the program in the nine months ended September 30, 2023 and expect to spend $54 million over 2023 on this effort.

Results of Operations

Operating Results for the Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, net income allocable to our common shareholders was $563.2 million or $3.20 per diluted common share, compared to $2.7 billion or $15.38 per diluted common share for the same period in 2022, representing a decrease of $2.1 billion or $12.18 per diluted common share. The decrease is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PSB in July 2022, (ii) a $52.3 million decrease in foreign currency exchange gains primarily associated with our Euro denominated notes payable, and (iii) a $24.2 million increase in interest expense, partially offset by (iv) a $39.0 million increase in self-storage net operating income and (v) a $19.6 million increase in interest and other income.
The $39.0 million increase in self-storage net operating income in the three months ended September 30, 2023 as compared to the same period in 2022 is a result of a $15.7 million increase attributable to our Same Store Facilities and a $23.3 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 2.5% or $21.1 million in the three months ended September 30, 2023 as compared to the same period in 2022, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 2.8% or $5.5 million in the three months ended September 30, 2023 as compared to the same period in 2022, due primarily to increased property tax expense and marketing expense. The increase in net operating income of $23.3 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021, 2022, and 2023 and the fill-up of recently developed and expanded facilities.
Operating Results for the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, net income allocable to our common shareholders was $1.6 billion or $8.85 per diluted common share, compared to $3.8 billion or $21.44 per diluted common share for the same period in 2022, representing a decrease of $2.2 billion or $12.59 per diluted common share. The decrease is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PSB in July 2022, (ii) a $217.3 million decrease in foreign currency exchange gains primarily associated with our Euro denominated notes payable, (iii) a $77.3 million decrease in equity in earnings of unconsolidated real estate entities due to our sale of PSB in July 2022, and (iv) a $32.4 million increase in interest expense, partially offset by (v) a $194.2 million increase in self-storage net operating income and (vi) a $43.0 million increase in interest and other income.
The $194.2 million increase in self-storage net operating income in the nine months ended September 30, 2023 as compared to the same period in 2022 is a result of a $121.4 million increase attributable to our Same Store Facilities and a $72.8 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 6.1% or $147.5 million in the nine months ended September 30, 2023 as compared to the same period in 2022, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 4.5% or $26.1 million in the nine months ended September 30, 2023 as compared to the same period in 2022, due primarily to increased property tax expense, marketing expense, and other direct property costs. The increase in net operating income of $72.8 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and 2022 and the fill-up of recently developed and expanded facilities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by Nareit. We believe that FFO and FFO per share are useful to REIT investors and analysts in measuring our performance because Nareit’s definition of FFO excludes items included in net income that do not relate to or are not indicative of our operating and financial performance. FFO represents net income before real estate-related depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.
For the three months ended September 30, 2023, FFO was $4.58 per diluted common share as compared to $4.66 per diluted common share for the same period in 2022, representing a decrease of 1.7%, or $0.08 per diluted common share.
For the nine months ended September 30, 2023, FFO was $12.82 per diluted common share as compared to $13.08 per diluted common share for the same period in 2022, representing a decrease of 2.0%, or $0.26 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of contingency resolution, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, UPREIT reorganization costs, Simply integration costs, amortization of acquired non real estate-related intangibles from the Simply Acquisition, property losses and tenant claims due to casualties and our equity share of deferred tax benefits of a change in tax status and severance of a senior executive from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$563,237	$2,712,161	(79.2)%	$1,559,084	$3,779,666	(58.8)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	237,098	218,963		677,856	657,131
Depreciation from unconsolidated real estate investments	8,457	10,599		26,141	44,985
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,612)	(1,843)		(4,817)	(4,841)
Gains on sale of real estate investments, including our equity share from investments	(167)	(1,219)		(239)	(54,403)
Gain on sale of equity investment in PS Business Parks, Inc.	—	(2,116,839)		—	(2,116,839)
FFO allocable to common shares	$807,013	$821,822	(1.8)%	$2,258,025	$2,305,699	(2.1)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange gain	(47,880)	(100,170)		(19,924)	(237,270)
Property losses and tenant claims due to casualties	—	6,118		—	6,118
Other items	3,804	(344)		(2,422)	422
Core FFO allocable to common shares	$762,937	$727,426	4.9%	$2,235,679	$2,074,969	7.7%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$3.20	$15.38	(79.2)%	$8.85	$21.44	(58.7)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.38	1.29		3.97	3.95
Gains on sale of real estate investments, including our equity share from investments	—	(0.01)		—	(0.31)
Gain on sale of equity investment in PS Business Parks, Inc.	—	(12.00)		—	(12.00)
FFO per share	$4.58	$4.66	(1.7)%	$12.82	$13.08	(2.0)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange gain	(0.27)	(0.57)		(0.11)	(1.35)
Property losses and tenant claims due to casualties	—	0.04		—	0.04
Other items	0.02	—		(0.02)	—
Core FFO per share	$4.33	$4.13	4.8%	$12.69	$11.77	7.8%

Diluted weighted average common shares	176,150	176,328		176,170	176,325
Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,343 facilities that we have owned and operated on a stabilized basis since January 1, 2021 (the “Same Store Facilities”), (ii) 459 facilities we acquired since January 1, 2021 (the “Acquired Facilities”), (iii) 140 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2023 (the “Newly Developed and Expanded Facilities”), and (iv) 86 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2021 (the “Other Non-same Store Facilities”). See Note 14 to our September 30, 2023 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$869,715	$848,596	2.5%	$2,580,649	$2,433,134	6.1%
Acquired Facilities	112,501	88,871	26.6%	306,298	235,259	30.2%
Newly Developed and Expanded Facilities	67,758	61,278	10.6%	195,233	169,211	15.4%
Other Non-Same Store Facilities	28,747	28,629	0.4%	84,845	80,071	6.0%
	1,078,721	1,027,374	5.0%	3,167,025	2,917,675	8.5%
Cost of operations:
Same Store Facilities	202,407	196,955	2.8%	605,491	579,343	4.5%
Acquired Facilities	35,601	31,278	13.8%	100,316	82,092	22.2%
Newly Developed and Expanded Facilities	20,188	18,319	10.2%	58,937	51,138	15.3%
Other Non-Same Store Facilities	9,589	8,918	7.5%	29,334	26,380	11.2%
	267,785	255,470	4.8%	794,078	738,953	7.5%
Net operating income (a):
Same Store Facilities	667,308	651,641	2.4%	1,975,158	1,853,791	6.5%
Acquired Facilities	76,900	57,593	33.5%	205,982	153,167	34.5%
Newly Developed and Expanded Facilities	47,570	42,959	10.7%	136,296	118,073	15.4%
Other Non-Same Store Facilities	19,158	19,711	(2.8)%	55,511	53,691	3.4%
Total net operating income	810,936	771,904	5.1%	2,372,947	2,178,722	8.9%

Depreciation and amortization expense:
Same Store Facilities	133,861	126,575	5.8%	390,456	371,453	5.1%
Acquired Facilities	75,790	67,529	12.2%	207,499	213,791	(2.9)%
Newly Developed and Expanded Facilities	15,368	13,001	18.2%	44,755	37,845	18.3%
Other Non-Same Store Facilities	13,729	13,667	0.5%	39,821	38,519	3.4%
Total depreciation and amortization expense	238,748	220,772	8.1%	682,531	661,608	3.2%

Net income (loss):
Same Store Facilities	533,447	525,066	1.6%	1,584,702	1,482,338	6.9%
Acquired Facilities	1,110	(9,936)	(111.2)%	(1,517)	(60,624)	(97.5)%
Newly Developed and Expanded Facilities	32,202	29,958	7.5%	91,541	80,228	14.1%
Other Non-Same Store Facilities	5,429	6,044	(10.2)%	15,690	15,172	3.4%
Total net income	$572,188	$551,132	3.8%	$1,690,416	$1,517,114	11.4%

Number of facilities at period end:
Same Store Facilities				2,343	2,343	—%
Acquired Facilities				459	276	66.3%
Newly Developed and Expanded Facilities				140	131	6.9%
Other Non-Same Store Facilities				86	86	—%
				3,028	2,836	6.8%
Net rentable square footage at period end:
Same Store Facilities				155,112	155,112	—%
Acquired Facilities				38,045	24,997	52.2%
Newly Developed and Expanded Facilities				16,296	14,991	8.7%
Other Non-Same Store Facilities				7,049	7,078	(0.4)%
				216,502	202,178	7.1%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our September 30, 2023 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results (for all periods presented) of these 2,343 facilities (155.1 million net rentable square feet) that represent approximately 72% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2023. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,343 facilities)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$840,066	$820,805	2.3%	$2,494,408	$2,355,968	5.9%
Late charges and administrative fees	29,649	27,791	6.7%	86,241	77,166	11.8%
Total revenues	869,715	848,596	2.5%	2,580,649	2,433,134	6.1%

Direct cost of operations (a):
Property taxes	77,988	75,550	3.2%	231,846	223,076	3.9%
On-site property manager payroll	31,311	30,572	2.4%	95,328	92,865	2.7%
Repairs and maintenance	14,775	15,092	(2.1)%	47,440	44,668	6.2%
Utilities	12,023	12,661	(5.0)%	34,647	35,214	(1.6)%
Marketing	18,024	12,982	38.8%	48,027	33,781	42.2%
Other direct property costs	22,595	21,549	4.9%	67,857	63,163	7.4%
Total direct cost of operations	176,716	168,406	4.9%	525,145	492,767	6.6%
Direct net operating income (b)	692,999	680,190	1.9%	2,055,504	1,940,367	5.9%

Indirect cost of operations (a):
Supervisory payroll	(8,091)	(8,622)	(6.2)%	(25,783)	(27,594)	(6.6)%
Centralized management costs	(15,241)	(16,510)	(7.7)%	(46,335)	(47,700)	(2.9)%
Share-based compensation	(2,359)	(3,417)	(31.0)%	(8,228)	(11,282)	(27.1)%
Net operating income	667,308	651,641	2.4%	1,975,158	1,853,791	6.5%
Depreciation and amortization expense	(133,861)	(126,575)	5.8%	(390,456)	(371,453)	5.1%
Net income	$533,447	$525,066	1.6%	$1,584,702	$1,482,338	6.9%

Gross margin (before indirect costs, depreciation and amortization expense)	79.7%	80.2%	(0.6)%	79.7%	79.7%	—%

Gross margin (before depreciation and amortization expense)	76.7%	76.8%	(0.1)%	76.5%	76.2%	0.4%

Weighted average for the period:
Square foot occupancy	93.4%	94.5%	(1.2)%	93.4%	95.3%	(2.0)%

Realized annual rental income per (c):
Occupied square foot	$23.20	$22.38	3.7%	$22.94	$21.25	8.0%
Available square foot	$21.65	$21.16	2.3%	$21.43	$20.24	5.9%

At September 30:
Square foot occupancy				92.1%	93.3%	(1.3)%
Annual contract rent per occupied square foot (d)				$23.44	$22.82	2.7%

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
Revenues generated by our Same Store Facilities increased 2.5% and 6.1% in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase is due primarily to (i) a 3.7% and 8.0% increase in realized annual rent per occupied square foot for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, partially offset by (ii) a 1.2% and 2.0% decrease in average occupancy for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.
The increase in realized annual rent per occupied square foot in the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was due to cumulative rate increases to existing long-term tenants over the past twelve months, partially offset by a 16.0% and 12.8% decrease in average rates per square foot charged to new tenants moving in, respectively. The growth rate in realized annual rent per occupied square foot has decelerated since the second half of 2022 from lower move-in rates and increased promotion discounts offered in order to replace tenants that vacate. At September 30, 2023, annual contract rent per occupied square foot was 2.7% higher as compared to September 30, 2022.
Occupancy levels, although strong, have gradually declined since the second half of 2022 as move-out activity increased and customer demand softened. The weighted average square foot occupancy for our same store facilities was 93.4% for each of the three and nine months ended September 30, 2023, representing a decrease of 1.2% and 2.0%, respectively, as compared to the same periods in 2022. We lowered move-in rental rates and increased promotional activity and advertising spending to increase move-in activity at our facilities, which led to a year-over-year 6.0% and 10.6% increase in move-in volumes that more than offset the year-over-year 2.9% and 7.6% increase in move-out volumes for the three and nine months ended September 30, 2023, respectively. Move-in volumes net of move-out volumes were higher in the nine months ended September 30, 2023 as compared to the same period in 2022, which reduced the year-over-year decline in occupancy levels between December 31, 2022 and September 30, 2023.
Move-out activities from our tenants were higher in the three and nine months ended September 30, 2023 as compared to the same periods in 2022, returning to pre-2020 levels. Average length of stay of our tenants remained at similar high levels in the three and nine months ended September 30, 2023 as compared to the same periods in 2022, which supported our revenue growth by contributing to the number of tenants eligible for rental rate increases.

Demand in the summer months of 2023 was impacted by the lower home-moving activities due to limited housing market transaction volumes. More typical seasonal patterns of demand with lower demand in the winter months returned in 2022 and is expected to continue. Demand fluctuates due to various local and regional factors, including the overall economy. Demand for our facilities is also impacted by new supply of self-storage space and alternatives to self-storage.
We expect weaker industry-wide demand in the remainder of 2023 as compared to 2022 driven by a weaker macroeconomic outlook and more limited home-moving activities, with move-out activities and occupancy levels returning to pre-2020 levels. To mitigate the negative impact of macroeconomic challenges, we will continue to support demand levels for our self-storage facilities with increased marketing expense, lowering rental rates to new customers, and increased promotional discounting. As a result, we expect revenue growth to decline significantly through the course of 2023 as compared to high levels of growth in 2022 and 2021, including the potential for year-over-year declines in revenue in the fourth quarter of 2023.
Late Charges and Administrative Fees
Late charges and administrative fees increased 6.7% and 11.8% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts and to a lesser extent (ii) higher administrative fees resulting from higher move-in volumes. Delinquency levels at our same store properties remain below pre-2020 levels.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and nine months ended September 30, 2023 and 2022. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$15.96	$18.99	(16.0)%	$16.21	$18.60	(12.8)%
Square footage	28,477	26,869	6.0%	84,267	76,218	10.6%
Contract rents gained from move-ins	$113,623	$127,561	(10.9)%	$1,024,476	$1,063,241	(3.6)%
Promotional discounts given	$14,217	$13,886	2.4%	$44,835	$36,822	21.8%

Tenants moving out during the period:
Average annual contract rent per square foot	$21.64	$21.40	1.1%	$21.40	$20.41	4.9%
Square footage	29,980	29,146	2.9%	84,312	78,336	7.6%
Contract rents lost from move-outs	$162,192	$155,931	4.0%	$1,353,208	$1,199,128	12.8%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 2.8% and 4.5% in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase during the three-month period is due primarily to increased property tax expense and marketing expense, while the increase during the nine-month period is due primarily to increased property tax expense, marketing expense, and other direct property costs.
Property tax expense increased 3.2% and 3.9% in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, as a result of higher assessed values. We expect property tax expense to grow 5.8% in 2023 due primarily to higher assessed values.
On-site property manager payroll expense increased 2.4% and 2.7% in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due primarily to increases in wage rates as a result of competitive labor conditions experienced in most geographical markets. We expect an inflationary increase in on-site property manager payroll expense in 2023 driven by increased wage rates, partially offset by expected reduction in labor hours driven by revisions in operational processes.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 38.8% and 42.2% in the three and nine months ended September 30, 2023, respectively, by utilizing a higher volume of online paid search programs to attract new tenants, as compared to the same periods in 2022 when we refrained from advertising due to strong demand and high occupancy levels in many of our same store properties.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 4.9% and 7.4% in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. These increases were due primarily to an increase in credit card fees as a result of year-over-year increases in revenues, and to a lesser extent, a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs. We expect a moderate increase in other direct property costs in the remainder of 2023 primarily driven by an increase in credit card fees.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of September 30, 2023		Three Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	214	15.5	$36.40	$33.87	7.5%	95.0%	96.5%	(1.6)%	$34.59	$32.68	5.8%
San Francisco	129	7.9	32.70	32.16	1.7%	94.4%	94.9%	(0.5)%	30.88	30.52	1.2%
New York	92	6.8	32.35	31.51	2.7%	93.6%	94.2%	(0.6)%	30.29	29.67	2.1%
Miami	87	6.2	30.43	29.25	4.0%	93.2%	94.8%	(1.7)%	28.37	27.73	2.3%
Seattle-Tacoma	89	6.0	26.32	26.00	1.2%	93.0%	94.0%	(1.1)%	24.47	24.44	0.1%
Washington DC	90	5.5	26.93	26.20	2.8%	93.1%	93.4%	(0.3)%	25.07	24.47	2.5%
Dallas-Ft. Worth	111	7.6	18.84	17.82	5.7%	91.8%	94.1%	(2.4)%	17.30	16.77	3.2%
Chicago	130	8.2	20.42	20.06	1.8%	94.0%	93.4%	0.6%	19.18	18.73	2.4%
Atlanta	103	6.8	18.21	18.01	1.1%	91.7%	93.6%	(2.0)%	16.69	16.85	(0.9)%
Houston	101	7.5	17.21	16.36	5.2%	92.1%	93.2%	(1.2)%	15.85	15.26	3.9%
Orlando-Daytona	69	4.4	19.85	18.75	5.9%	93.0%	95.6%	(2.7)%	18.46	17.93	3.0%
Philadelphia	56	3.5	21.51	21.60	(0.4)%	93.6%	93.7%	(0.1)%	20.13	20.23	(0.5)%
West Palm Beach	39	2.8	26.83	25.92	3.5%	93.1%	95.0%	(2.0)%	24.99	24.62	1.5%
Tampa	53	3.5	20.27	19.61	3.4%	91.3%	94.5%	(3.4)%	18.50	18.53	(0.2)%
Charlotte	52	3.9	16.38	15.62	4.9%	93.0%	95.0%	(2.1)%	15.23	14.85	2.6%
All other markets	928	59.0	18.93	18.42	2.8%	93.5%	94.5%	(1.1)%	17.70	17.40	1.7%
Totals	2,343	155.1	$23.20	$22.38	3.7%	93.4%	94.5%	(1.2)%	$21.65	$21.16	2.3%

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$137,487	$129,706	6.0%	$17,962	$16,669	7.8%	$2,764	$2,888	(4.3)%	$116,761	$110,149	6.0%
San Francisco	62,276	61,544	1.2%	9,453	9,197	2.8%	1,407	1,617	(13.0)%	51,416	50,730	1.4%
New York	52,750	51,385	2.7%	12,233	11,799	3.7%	1,148	1,348	(14.8)%	39,369	38,238	3.0%
Miami	45,695	44,565	2.5%	8,815	8,098	8.9%	980	1,054	(7.0)%	35,900	35,413	1.4%
Seattle-Tacoma	37,905	37,891	—%	6,567	6,229	5.4%	912	1,034	(11.8)%	30,426	30,628	(0.7)%
Washington DC	35,869	34,937	2.7%	7,083	7,197	(1.6)%	981	1,030	(4.8)%	27,805	26,710	4.1%
Dallas-Ft. Worth	34,381	33,272	3.3%	7,565	7,501	0.9%	1,134	1,187	(4.5)%	25,682	24,584	4.5%
Chicago	40,768	39,718	2.6%	15,661	14,482	8.1%	1,367	1,458	(6.2)%	23,740	23,778	(0.2)%
Atlanta	29,815	29,967	(0.5)%	6,279	5,747	9.3%	1,077	1,173	(8.2)%	22,459	23,047	(2.6)%
Houston	30,959	29,829	3.8%	8,839	8,500	4.0%	1,039	1,137	(8.6)%	21,081	20,192	4.4%
Orlando-Daytona	21,099	20,453	3.2%	4,286	3,903	9.8%	769	861	(10.7)%	16,044	15,689	2.3%
Philadelphia	18,528	18,605	(0.4)%	3,987	3,924	1.6%	574	671	(14.5)%	13,967	14,010	(0.3)%
West Palm Beach	18,051	17,763	1.6%	3,694	3,798	(2.7)%	466	503	(7.4)%	13,891	13,462	3.2%
Tampa	16,875	16,898	(0.1)%	3,825	3,603	6.2%	566	596	(5.0)%	12,484	12,699	(1.7)%
Charlotte	15,682	15,239	2.9%	2,941	2,565	14.7%	480	595	(19.3)%	12,261	12,079	1.5%
All other markets	271,575	266,824	1.8%	57,526	55,194	4.2%	10,027	11,397	(12.0)%	204,022	200,233	1.9%
Totals	$869,715	$848,596	2.5%	$176,716	$168,406	4.9%	$25,691	$28,549	(10.0)%	$667,308	$651,641	2.4%

Same Store Facilities Operating Trends by Market (Continued)

	As of September 30, 2023		Nine Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	214	15.5	$35.83	$31.63	13.3%	95.5%	97.1%	(1.6)%	$34.20	$30.71	11.4%
San Francisco	129	7.9	32.48	30.98	4.8%	94.3%	95.5%	(1.3)%	30.64	29.61	3.5%
New York	92	6.8	32.11	30.06	6.8%	93.2%	94.9%	(1.8)%	29.93	28.51	5.0%
Miami	87	6.2	30.13	27.58	9.2%	93.4%	96.1%	(2.8)%	28.15	26.51	6.2%
Seattle-Tacoma	89	6.0	26.18	24.74	5.8%	92.6%	94.7%	(2.2)%	24.25	23.42	3.5%
Washington DC	90	5.5	26.53	25.14	5.5%	92.7%	93.9%	(1.3)%	24.59	23.61	4.2%
Dallas-Ft. Worth	111	7.6	18.48	16.90	9.3%	92.6%	94.8%	(2.3)%	17.11	16.03	6.7%
Chicago	130	8.2	20.20	18.97	6.5%	93.1%	94.4%	(1.4)%	18.81	17.91	5.0%
Atlanta	103	6.8	18.11	17.07	6.1%	91.5%	94.5%	(3.2)%	16.57	16.14	2.7%
Houston	101	7.5	16.98	15.52	9.4%	92.1%	93.9%	(1.9)%	15.63	14.58	7.2%
Orlando-Daytona	69	4.4	19.72	17.58	12.2%	93.9%	96.2%	(2.4)%	18.52	16.91	9.5%
Philadelphia	56	3.5	21.53	20.67	4.2%	93.2%	95.1%	(2.0)%	20.07	19.66	2.1%
West Palm Beach	39	2.8	26.51	24.60	7.8%	93.7%	96.2%	(2.6)%	24.84	23.67	4.9%
Tampa	53	3.5	20.09	18.58	8.1%	92.3%	95.3%	(3.1)%	18.54	17.71	4.7%
Charlotte	52	3.9	16.15	14.73	9.6%	93.3%	95.4%	(2.2)%	15.07	14.06	7.2%
All other markets	928	59.0	18.73	17.57	6.6%	93.5%	95.2%	(1.8)%	17.52	16.72	4.8%
Totals	2,343	155.1	$22.94	$21.25	8.0%	93.4%	95.3%	(2.0)%	$21.43	$20.24	5.9%

Same Store Facilities Operating Trends by Market (Continued)

	Nine Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$407,515	$365,483	11.5%	$52,436	$48,202	8.8%	$8,262	$8,622	(4.2)%	$346,817	$308,659	12.4%
San Francisco	185,391	178,986	3.6%	28,900	26,546	8.9%	4,457	5,084	(12.3)%	152,034	147,356	3.2%
New York	156,018	148,437	5.1%	37,229	36,217	2.8%	3,673	4,176	(12.0)%	115,116	108,044	6.5%
Miami	135,910	127,521	6.6%	24,787	22,906	8.2%	3,105	3,244	(4.3)%	108,018	101,371	6.6%
Seattle-Tacoma	112,608	108,811	3.5%	19,962	18,467	8.1%	2,916	3,082	(5.4)%	89,730	87,262	2.8%
Washington DC	105,463	101,040	4.4%	21,150	21,157	—%	3,027	3,107	(2.6)%	81,286	76,776	5.9%
Dallas-Ft. Worth	101,950	95,221	7.1%	22,675	21,671	4.6%	3,499	3,625	(3.5)%	75,776	69,925	8.4%
Chicago	119,792	113,722	5.3%	47,602	43,718	8.9%	4,175	4,501	(7.2)%	68,015	65,503	3.8%
Atlanta	88,684	85,999	3.1%	18,422	16,725	10.1%	3,438	3,648	(5.8)%	66,824	65,626	1.8%
Houston	91,522	85,206	7.4%	25,467	24,214	5.2%	3,217	3,437	(6.4)%	62,838	57,555	9.2%
Orlando-Daytona	63,453	57,893	9.6%	12,298	11,151	10.3%	2,433	2,610	(6.8)%	48,722	44,132	10.4%
Philadelphia	55,405	54,176	2.3%	11,836	11,941	(0.9)%	1,905	2,038	(6.5)%	41,664	40,197	3.6%
West Palm Beach	53,776	51,195	5.0%	11,245	10,381	8.3%	1,504	1,519	(1.0)%	41,027	39,295	4.4%
Tampa	50,771	48,376	5.0%	11,025	10,115	9.0%	1,769	1,860	(4.9)%	37,977	36,401	4.3%
Charlotte	46,478	43,234	7.5%	8,522	7,378	15.5%	1,571	1,798	(12.6)%	36,385	34,058	6.8%
All other markets	805,913	767,834	5.0%	171,589	161,978	5.9%	31,395	34,225	(8.3)%	602,929	571,631	5.5%
Totals	$2,580,649	$2,433,134	6.1%	$525,145	$492,767	6.6%	$80,346	$86,576	(7.2)%	$1,975,158	$1,853,791	6.5%

Acquired Facilities
The Acquired Facilities represent 459 facilities that we acquired in 2021, 2022, and 2023. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2021 Acquisitions	$88,818	$84,008	$4,810	$257,403	$228,183	$29,220
2022 Acquisitions	13,061	4,863	8,198	36,857	7,076	29,781
2023 Acquisitions	10,622	—	10,622	12,038	—	12,038
Total revenues	112,501	88,871	23,630	306,298	235,259	71,039

Cost of operations (b):
2021 Acquisitions	27,368	28,679	(1,311)	80,656	77,936	2,720
2022 Acquisitions	5,304	2,599	2,705	16,166	4,156	12,010
2023 Acquisitions	2,929	—	2,929	3,494	—	3,494
Total cost of operations	35,601	31,278	4,323	100,316	82,092	18,224

Net operating income:
2021 Acquisitions	61,450	55,329	6,121	176,747	150,247	26,500
2022 Acquisitions	7,757	2,264	5,493	20,691	2,920	17,771
2023 Acquisitions	7,693	—	7,693	8,544	—	8,544
Net operating income	76,900	57,593	19,307	205,982	153,167	52,815
Depreciation and amortization expense	(75,790)	(67,529)	(8,261)	(207,499)	(213,791)	6,292
Net income (loss)	$1,110	$(9,936)	$11,046	$(1,517)	$(60,624)	$59,107

At September 30:
Square foot occupancy:
2021 Acquisitions				83.4%	85.5%	(2.5)%
2022 Acquisitions				84.4%	78.8%	7.1%
2023 Acquisitions				85.2%	—%	—%
				84.1%	84.7%	(0.7)%
Annual contract rent per occupied square foot:
2021 Acquisitions				$18.75	$17.72	5.8%
2022 Acquisitions				13.02	11.11	17.2%
2023 Acquisitions				16.29	—	—%
				$17.29	$16.95	2.0%
Number of facilities:
2021 Acquisitions				232	232	—
2022 Acquisitions				74	44	30
2023 Acquisitions				153	—	153
				459	276	183
Net rentable square feet (in thousands) (c):
2021 Acquisitions (d)				22,009	21,830	179
2022 Acquisitions				4,740	3,167	1,573
2023 Acquisitions				11,296	—	11,296
				38,045	24,997	13,048

ACQUIRED FACILITIES (Continued)

As of September 30, 2023
Costs to acquire (in thousands):
2021 Acquisitions (d)	$5,115,276
2022 Acquisitions	730,957
2023 Acquisitions (e)	2,502,988
$8,349,221
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The Acquired Facilities have an aggregate of approximately 38.0 million net rentable square feet, including 13.9 million in Texas, 3.9 million in Maryland, 3.0 million in Florida, 1.9 million in Oklahoma, 1.3 million in South Carolina, 1.2 million in each of North Carolina and Virginia, 1.0 million in Indiana, 0.8 million in Tennessee, 0.7 million in each of California, Georgia, Idaho, and Ohio, 0.6 million in each of Arizona, Colorado, and Michigan, 0.5 million in each of Illinois, Minnesota, Nebraska, New Jersey, and Washington, 0.4 million in each of Mississippi and Oregon, 0.3 million in each of Nevada and New York, and 1.3 million in other states.
(d)We have completed the expansion projects on facilities acquired in 2021 for $26.8 million, adding 179,000 net rentable square feet of storage space as of September 30, 2023.
(e)The amount includes the costs allocated to land, buildings and intangible assets associated with the 127 self-storage facilities from the Simply Acquisition.
We have been active in acquiring facilities in recent years. Since the beginning of 2021, we acquired a total of 459 facilities with 38.0 million net rentable square feet for $8.3 billion. During the three and nine months ended September 30, 2023, these facilities contributed net operating income of $76.9 million and $206.0 million, respectively, consistent with our original underwritten expectations.
On September 13, 2023, we acquired BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the 2023 Acquisition results in the table above are Simply portfolio self-storage revenues of $7.1 million, NOI of $5.8 million (including Direct NOI of $6.2 million), and average square footage occupancy of 89.0% for the three months ended September 30, 2023.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion. As of September 30, 2023, we have completed the expansion projects on four properties of this portfolio for $26.4 million, adding 169,000 net rentable square feet of storage space. Included in the Acquisition results in the table above are ezStorage portfolio revenues of $78.3 million, NOI of $61.4 million (including Direct NOI of $63.2 million), and average square footage occupancy of 86.5% for the nine months ended September 30, 2023.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. Included in the Acquisition results in the table above are All Storage portfolio revenues of $66.4 million, NOI of $42.4 million (including Direct NOI of $44.6 million), and average square footage occupancy of 78.3% for the nine months ended September 30, 2023.
We remain active in seeking to acquire additional self-storage facilities. Subsequent to September 30, 2023, we acquired or were under contract to acquire eleven self-storage facilities across eight states with 0.8 million net rentable square feet, for $170.3 million. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties.

Developed and Expanded Facilities
The developed and expanded facilities include 52 facilities that were developed on new sites since January 1, 2018, and 88 facilities expanded to increase their net rentable square footage. Of these expansions, 61 were completed before 2022, 17 were completed in 2022 or 2023, and 10 are currently in process at September 30, 2023. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2018	$10,275	$9,712	$563	$30,083	$26,995	$3,088
Developed in 2019	4,672	4,423	249	13,588	12,046	1,542
Developed in 2020	1,912	1,782	130	5,743	4,940	803
Developed in 2021	2,888	2,390	498	8,254	5,750	2,504
Developed in 2022	2,031	137	1,894	4,714	137	4,577
Developed in 2023	307	—	307	470	—	470
Expansions completed before 2022	35,423	33,755	1,668	103,798	93,370	10,428
Expansions completed in 2022 or 2023	6,406	4,577	1,829	17,227	12,358	4,869
Expansions in process	3,844	4,502	(658)	11,356	13,615	(2,259)
Total revenues	67,758	61,278	6,480	195,233	169,211	26,022

Cost of operations (b):
Developed in 2018	2,989	2,896	93	8,657	7,883	774
Developed in 2019	1,477	1,395	82	4,438	4,267	171
Developed in 2020	493	456	37	1,367	1,311	56
Developed in 2021	911	1,010	(99)	2,753	2,697	56
Developed in 2022	1,030	236	794	2,975	236	2,739
Developed in 2023	343	—	343	838	—	838
Expansions completed before 2022	10,255	10,218	37	30,155	28,766	1,389
Expansions completed in 2022 or 2023	2,003	1,214	789	5,599	3,364	2,235
Expansions in process	687	894	(207)	2,155	2,614	(459)
Total cost of operations	20,188	18,319	1,869	58,937	51,138	7,799

Net operating income (loss):
Developed in 2018	7,286	6,816	470	21,426	19,112	2,314
Developed in 2019	3,195	3,028	167	9,150	7,779	1,371
Developed in 2020	1,419	1,326	93	4,376	3,629	747
Developed in 2021	1,977	1,380	597	5,501	3,053	2,448
Developed in 2022	1,001	(99)	1,100	1,739	(99)	1,838
Developed in 2023	(36)	—	(36)	(368)	—	(368)
Expansions completed before 2022	25,168	23,537	1,631	73,643	64,604	9,039
Expansions completed in 2022 or 2023	4,403	3,363	1,040	11,628	8,994	2,634
Expansions in process	3,157	3,608	(451)	9,201	11,001	(1,800)
Net operating income	47,570	42,959	4,611	136,296	118,073	18,223
Depreciation and amortization expense	(15,368)	(13,001)	(2,367)	(44,755)	(37,845)	(6,910)
Net income	$32,202	$29,958	$2,244	$91,541	$80,228	$11,313

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of September 30,
	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2018	88.3%	89.4%	(1.2)%
Developed in 2019	87.0%	88.4%	(1.6)%
Developed in 2020	91.7%	93.1%	(1.5)%
Developed in 2021	86.7%	82.7%	4.8%
Developed in 2022	79.8%	25.8%	209.3%
Developed in 2023	37.2%	—%	—%
Expansions completed before 2022	87.8%	88.4%	(0.7)%
Expansions completed in 2022 or 2023	75.9%	73.5%	3.3%
Expansions in process	85.3%	85.7%	(0.5)%
	84.6%	85.2%	(0.7)%
Annual contract rent per occupied square foot:
Developed in 2018	$21.71	$20.72	4.8%
Developed in 2019	19.08	18.20	4.8%
Developed in 2020	22.95	21.46	6.9%
Developed in 2021	19.24	17.72	8.6%
Developed in 2022	15.62	16.19	(3.5)%
Developed in 2023	9.81	—	—%
Expansions completed before 2022	18.49	17.85	3.6%
Expansions completed in 2022 or 2023	18.28	18.43	(0.8)%
Expansions in process	29.84	29.27	1.9%
	$18.94	$18.38	3.0%
Number of facilities:
Developed in 2018	18	18	—
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	5	3
Developed in 2023	6	—	6
Expansions completed before 2022	61	61	—
Expansions completed in 2022 or 2023	17	17	—
Expansions in process	10	10	—
	140	131	9
Net rentable square feet (in thousands) (c):
Developed in 2018	2,069	2,069	—
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	681	—
Developed in 2022	631	399	232
Developed in 2023	595	—	595
Expansions completed before 2022	8,399	8,382	17
Expansions completed in 2022 or 2023	1,905	1,432	473
Expansions in process	612	624	(12)
	16,296	14,991	1,305

As of September 30, 2023
Costs to develop (in thousands):
Developed in 2018	$262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Developed in 2023	99,893
Expansions completed before 2022 (d)	506,594
Expansions completed in 2022 or 2023 (d)	173,125
$1,449,970
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)The facilities included above have an aggregate of approximately 16.3 million net rentable square feet at September 30, 2023, including 3.9 million in Texas, 3.0 million in Florida, 2.4 million in California, 1.4 million in each of Colorado and Minnesota, 0.8 million in North Carolina, 0.7 million in Michigan, 0.4 million in Missouri, 0.3 million in each of New Jersey, South Carolina, Virginia, and Washington, and 1.1 million in other states.
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
We believe that our development and redevelopment activities generate favorable risk-adjusted returns over the long run. However, in the short run, our earnings are diluted during the construction and stabilization period due to the cost of capital to fund the development cost, the related construction and development overhead expenses included in general and administrative expense, and the net operating loss from newly developed facilities undergoing fill-up.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at September 30, 2023. We incurred a total of $679.7 million in direct cost to expand these facilities, demolished a total of 1.2 million net rentable square feet of storage space, and built a total of 6.5 million net rentable square feet of new storage space.
At September 30, 2023, we had 24 additional facilities in development, which will have a total of 2.4 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $501.8 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at September 30, 2023, and together with additional future expansion activities primarily related to our Same Store Facilities at September 30, 2023, we expect to add a total of 2.2 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $450.3 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2021, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 7.0 million net rentable square feet, including 1.2 million in Texas, 0.5 million in Pennsylvania, 0.4 million in each of California, Illinois, Michigan, Minnesota, Ohio, and Washington, 0.3 million in each of Arizona, Florida, and South Carolina, 0.2 million in each of Alabama, Colorado, Georgia, Missouri, and Virginia, and 1.0 million in other states.
During the three and nine months ended September 30, 2023 and 2022, the average occupancy for these facilities totaled 89.4% and 88.1%, respectively, as compared to 91.4% and 90.7% for the same periods in 2022, and the realized rent per occupied square foot totaled $18.45 and $18.22, respectively, as compared to $17.58 and $16.45 for the same periods in 2022.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $18.0 million and $20.9 million in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due to elevated levels of capital expenditures and new facilities that are recently acquired and developed.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$51,355	$47,960	$3,395	$151,025	$139,842	$11,183
Merchandise	6,999	7,378	(379)	21,114	21,783	(669)
Third party property management	6,745	5,419	1,326	18,658	14,321	4,337
Total revenues	65,099	60,757	4,342	190,797	175,946	14,851
Cost of operations:
Tenant reinsurance	10,300	12,191	(1,891)	31,771	27,666	4,105
Merchandise	4,247	4,517	(270)	12,947	12,948	(1)
Third party property management	6,612	4,864	1,748	18,319	13,683	4,636
Total cost of operations	21,159	21,572	(413)	63,037	54,297	8,740
Net operating income:
Tenant reinsurance	41,055	35,769	5,286	119,254	112,176	7,078
Merchandise	2,752	2,861	(109)	8,167	8,835	(668)
Third party property management	133	555	(422)	339	638	(299)
Total net operating income	$43,940	$39,185	$4,755	$127,760	$121,649	$6,111

Tenant reinsurance operations: Tenant reinsurance premium revenue increased $3.4 million or 7.1% for the three months ended September 30, 2023, and increased $11.2 million or 8.0% for the nine months ended September 30, 2023, in each case as compared to the same period in 2022, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $37.7 million and $112.2 million for the three and nine months ended September 30, 2023, respectively, as compared to $36.4 million and $108.2 million for the same periods in 2022, representing an increase of 3.6% and 3.7%, respectively.
We expect future growth will come primarily from customers of newly acquired and developed facilities and the increase of tenant insurance participation at our same store facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $4.1 million for the nine months ended September 30, 2023, respectively, as compared to the same period in 2022, primarily due to increased claim expenses related to fire and flooding events.
Third-party property management: At September 30, 2023, in our third-party property management program, we managed 168 facilities for unrelated third parties, and were under contract to manage 90 additional facilities including 85 facilities that are currently under construction. During the nine months ended September 30, 2023, we added 80 facilities to the program (including 25 third-party facilities from the Simply Acquisition), acquired one facility from the program, and had 13 properties exit the program due to sales to other buyers. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entities
We account for the equity investments in Shurgard and PSB (prior to the sale of our investment in PSB) using the equity method and record our pro-rata share of the net income of these entities. The following table, and the discussion below, sets forth our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)
Equity in earnings:
Shurgard	$7,227	$4,594	$2,633	$22,787	$19,533	$3,254
PSB	—	3,586	(3,586)	—	80,596	(80,596)
Total equity in earnings	$7,227	$8,180	$(953)	$22,787	$100,129	$(77,342)
Investment in Shurgard: For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.057 U.S. Dollars per Euro at September 30, 2023 (1.070 at December 31, 2022), and average exchange rates of 1.088 and 1.008 for the three months ended September 30, 2023 and 2022, respectively, and average exchange rates of 1.083 and 1.065 for the nine months ended September 30, 2023 and 2022, respectively.
Included in our equity earnings from Shurgard for the nine months ended September 30, 2022 is our equity share of gains on sale of real estate totaling $3.5 million (none for the same periods in 2023). Also included were $8.5 million and $26.1 million of our share of depreciation and amortization expense for the three and nine months ended September 30, 2023, respectively, as compared to $8.6 million and $23.6 million for the same periods in 2022.
Investment in PSB: On July 20, 2022, in connection with the closing of the merger of PSB with Blackstone, we completed the sale of our 41% common equity interest in PSB in its entirety. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion during the third quarter of 2022.

Included in our equity earnings from PSB for the nine months ended September 30, 2022 is our equity share of gains on sale of real estate totaling $49.1 million (none for the three months ended September 30, 2022). Our equity share of earnings from PSB contributed $5.6 million and $57.7 million, respectively, to Core FFO in the three and nine months ended September 30, 2022. Since the sale of PSB in July 2022, we no longer recognize equity in earnings from PSB.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)

Share-based compensation expense	$6,231	$9,335	$(3,104)	$20,033	$30,167	$(10,134)
Development and acquisition costs	4,757	2,571	2,186	12,803	9,085	3,718
Federal and State tax expense and related compliance costs	2,903	5,546	(2,643)	9,280	11,661	(2,381)
Legal costs	658	1,100	(442)	2,433	2,320	113
Corporate management costs	5,970	4,994	976	18,522	15,335	3,187
Other costs	8,106	5,955	2,151	16,532	12,833	3,699
Total	$28,625	$29,501	$(876)	$79,603	$81,401	$(1,798)

General and administrative expense decreased $0.9 million and $1.8 million in the three and nine months ended September 30, 2023, respectively, as compared to the same period in 2022 due primarily to (i) a decrease in share-based compensation expense driven by the absence of comparable accelerated compensation expense recognized for awards granted to corporate management personnel who are eligible for immediate vesting of their outstanding awards upon retirement, (ii) a decrease in State and local tax expense driven by lower projected annual taxable income, partially offset by (iii) an increase in development and acquisition costs driven by higher write-off of costs related to cancelled development and expansion projects, (iv) an increase in other costs driven by higher spending in IT applications and software development and costs incurred for UPREIT reorganization, and (v) an increase in corporate management costs driven by higher payroll costs.
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(Amounts in thousands)

Interest earned on cash balances	$28,515	$8,149	$20,366	$53,619	$10,307	$43,312
Commercial operations	2,143	3,011	(868)	7,110	7,259	(149)
Unrealized gain on private equity investments	122	344	(222)	2,615	4,641	(2,026)
Other	1,515	1,232	283	6,037	4,187	1,850
Total	$32,295	$12,736	$19,559	$69,381	$26,394	$42,987
Interest earned on cash balances increased $20.4 million and $43.3 million in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 due primarily to higher average cash balances resulting from temporary cash held from the issuance of $2.2 billion unsecured senior notes on July 26, 2023 until the funding of the Simply Acquisition on September 13, 2023 and higher interest rates in the financial markets in 2023 as compared to 2022.

Interest expense: For the three and nine months ended September 30, 2023, we incurred $61.4 million and $139.3 million, respectively, of interest on our outstanding notes payable, as compared to $35.8 million and $104.4 million for the same periods in 2022. In determining interest expense, these amounts were offset by capitalized interest of $3.0 million and $6.8 million during the three and nine months ended September 30, 2023, respectively, associated with our development activities, as compared to $1.7 million and $4.2 million for the same periods in 2022. The increase of interest expense in the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is due to the issuance of $2.2 billion notes payable in July 2023 and the increase of Compounded SOFR on our $700.0 million variable rate unsecured notes issued in April 2021, partially offset by the interest savings on the $500.0 million unsecured notes redeemed in August 2022. At September 30, 2023, we had $9.0 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.1%.
Foreign Currency Exchange Gain: For the three and nine months ended September 30, 2023, we recorded foreign currency gains of $47.9 million and $19.9 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and nine months ended September 30, 2022, we recorded foreign currency gains of $100.2 million and $237.3 million, respectively. The Euro was translated at exchange rates of approximately 1.057 U.S. Dollars per Euro at September 30, 2023, 1.070 at December 31, 2022, 0.980 at September 30, 2022 and 1.134 at December 31, 2021. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.

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
Capital needs in excess of retained cash flow are met with: (i) medium and long-term debt, (ii) preferred equity, (iii) limited partnership interests, and (iv) common equity. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants. We view our line of credit, as well as any short-term bank loans, as bridge financing.
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
On June 12, 2023, we amended our revolving line of credit, increasing the borrowing limit from $500 million to $1.5 billion. We increased the size of the revolving line of credit and its associated lender base given our increased levels of debt maturities in coming years and to serve as temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2023 and October 30, 2023, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $14.6 million of outstanding letters of credit, which limits our borrowing capacity to $1,485.4 million as of October 30, 2023. Our line of credit matures on June 12, 2027.
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
Our current and expected capital resources include: (i) $629.8 million of cash as of September 30, 2023 and (ii) approximately $400 million to $450 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,485.4 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $170.3 million in property acquisitions currently under contract, (ii) $495.0 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, and (iii) $806 million in scheduled principal repayments on our unsecured and mortgage notes in the next twelve months, including $700 million of our U.S. Dollar denominated unsecured notes that mature on April 23, 2024 and €100 million of our Euro denominated unsecured notes that mature on April 12, 2024. We plan to refinance these unsecured notes as they come due in April 2024. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.

Over the long term, to the extent that our cash requirements exceed our capital resources, we believe we have a variety of possibilities to raise additional capital including issuing common or preferred securities, debt, and limited partnership interests, or entering into joint venture arrangements to acquire or develop facilities.
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
Required Debt Repayments: As of September 30, 2023, the principal outstanding on our debt totaled approximately $9.1 billion, consisting of $7.5 billion of U.S. Dollar denominated unsecured notes payable, $1.6 billion of Euro-denominated unsecured notes payable, and $1.9 million of mortgage notes payable. Approximate principal maturities and interest payments (including $78.7 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at September 30, 2023) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2023	$30	$58,237	$58,267
2024	805,868	249,752	1,055,620
2025	656,046	221,978	878,024
2026	1,150,138	196,223	1,346,361
2027	500,146	184,278	684,424
Thereafter	5,970,222	1,265,537	7,235,759
	$9,082,450	$2,176,005	$11,258,455

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
We spent $158 million of capital expenditures to maintain real estate facilities in the first nine months of 2023 and expect to spend approximately $200 million in 2023. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $119 million in the first nine months of 2023 and expect to spend $150 million in 2023 on this effort. In addition, we have spent $46 million in LED lighting and the installation of solar panels in the nine months ended September 30, 2023 and we expect to spend $60 million in 2023.
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
The annual distribution requirement with respect to our preferred shares outstanding at September 30, 2023 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to September 30, 2023, we acquired or were under contract to acquire eleven self-storage facilities for a total purchase price of $170.3 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of September 30, 2023, we had development and expansion projects at a total cost of approximately $952.1 million. Costs incurred through September 30, 2023 were $457.1 million, with the remaining cost to complete of $495.0 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of October 30, 2023, we have two series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million) and our 5.050% Series G Preferred Shares ($300.0 million). See Note 10 to our September 30, 2023 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During nine months ended September 30, 2023, we did not repurchase any of our common shares. From the inception of the repurchase program through October 30, 2023, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. We have no current plans to repurchase shares; however future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.0 billion at September 30, 2023, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at September 30, 2023 is approximately $8.0 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.1% at September 30, 2023. See Note 8 to our September 30, 2023 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total

Debt	$30	$805,868	$656,046	$1,150,138	$500,146	$5,970,222	$9,082,450
We have foreign currency exposure at September 30, 2023 related to (i) our investment in Shurgard, with a book value of $278.1 million, and a fair value of $1.2 billion based upon the closing price of Shurgard’s stock on September 30, 2023, and (ii) €1.5 billion ($1.6 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through October 30, 2023, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2023. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended September 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c)

2.1
Agreement and Plan of Merger, dated August 2, 2023, by and among Public Storage, New PSA and PSA Merger Sub. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 2, 2023 and incorporated herein by reference.

3.1
Amended and Restated Declaration of Trust of Public Storage, dated August 14, 2023. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Public Storage. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

3.3	Articles of Merger. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

3.4	Articles Supplementary of Public Storage, dated August 2, 2023. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 2, 2023 and incorporated herein by reference.

4.1
Amended and Restated Indenture, dated as of August 14, 2023, among Public Storage, Public Storage Operating Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank National Association), as trustee. Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated by reference herein.

4.2
Twelfth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2033 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.3
Thirteenth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2029 Notes. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.4
Fourteenth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2033 Notes. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.5
Fifteenth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2053 Notes. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.6
Sixteenth Supplemental Indenture, dated August 14, 2023, by and among Old PSA, New PSA and Computershare Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

10.1	Parent Guarantee, dated as of August 14, 2023, by Public Storage. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

10.2	Amendment No. 1 to 2015 Note Purchase Agreement, dated as of July 28, 2023, by and among Public Storage and the signatories thereto. Filed herewith.

10.3	Amendment No. 1 to 2016 Note Purchase Agreement, dated as of July 28, 2023, by and among Public Storage and the signatories thereto. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 30, 2023
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer