Form 10-K
period 2023-12-31
Public Storage
filed 2024-02-20
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒ Relates to an immaterial correction having no impact on our net income within the statements of income, nor any impact to our balance sheet, statements of comprehensive income, statements of equity and redeemable noncontrolling interests, or statements of cash flows as of and for the years ended December 31, 2022 and 2021. Refer to Note 2 of our Consolidated Financial Statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2023:
Common Shares, $0.10 par value per share – $43,990,689,000 (computed on the basis of $291.88 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2023).
As of February 13, 2024, there were 175,691,404 outstanding Common Shares, $0.10 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Public Storage
Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I
ITEM 1.    Business
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2024 outlook and all underlying assumptions; our expected acquisition, disposition, development, and redevelopment activity; supply and demand for our self-storage facilities; information relating to operating trends in our markets; expectations regarding operating expenses, including property tax changes; expectations regarding the impacts from inflation and a potential future recession; our strategic priorities; expectations with respect to financing activities, rental rates, cap rates, and yields; leasing expectations; our credit ratings; and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “expects,”  “believes,”  “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” of this report and in our other filings with the Securities and Exchange Commission (the “SEC”). These include changes in demand for our facilities; impacts of natural disasters; adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance; adverse economic effects from public health emergencies, international military conflicts, or similar events impacting public health and/or economic activity; increases in the costs of our primary customer acquisition channels; adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs; security breaches, including ransomware; or a failure of our networks, systems, or technology.
These forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this cautionary statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events, or circumstances after the date of these forward-looking statements, except when expressly required by law. Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, neither as predictions of future events nor guarantees of future performance.
General Discussion of our Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership, development, and operation of self-storage facilities and other related operations including tenant reinsurance and third-party self-storage management. We are the industry leading owner of self-storage properties, with the most recognized brand in the self-storage industry, including our ubiquitous orange color.
On August 14, 2023, we completed a reorganization that resulted in us holding the interests in our facilities through an operating partnership, Public Storage OP, L.P. and its subsidiaries including Public Storage Operating Company, formerly known as Public Storage, which was organized in 1980. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. Subsequent to the reorganization, the primary assets of the parent entity, Public Storage, are general partner and limited partner interests in Public Storage OP, L.P.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” or the “Company” mean Public Storage, references to “PSA OP” mean Public Storage OP, L.P., and references to “PSOC” mean Public Storage Operating Company. References to "we," "us," and "our" mean collectively Public Storage, PSA OP, PSOC and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.

Self-storage Operations:
We acquire, develop, own, and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner of self-storage facilities in the United States (“U.S.”), with physical presence in most major markets and 40 states. We believe our scale, brand name, and technology platform afford us competitive advantages. At December 31, 2023, we held interests in and consolidated 3,044 self-storage facilities (an aggregate of 218 million net rentable square feet of space) operating under the Public Storage® name.
Other Operations:
We manage insurance programs whereby customers at our facilities, including those we manage for third parties, have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their stored goods. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures these policies and thereby assumes all risk of losses under the policies. This subsidiary receives from the non-affiliated insurance company reinsurance premiums substantially equal to the premiums collected from our tenants. These policies cover claims for losses related to specified events up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program but purchase insurance from an independent third party insurer to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. At December 31, 2023, there were approximately 1.3 million certificates of insurance held by our self-storage customers, representing aggregate coverage of approximately $6.2 billion.
At December 31, 2023, we managed 210 facilities for third parties, and were under contract to manage 114 additional facilities including 105 facilities that are currently under construction. In addition, we sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.
We hold a 35% interest in Shurgard Self Storage Limited (“Shurgard”). Shurgard is a public company traded on Euronext Brussels under the “SHUR” symbol. At December 31, 2023, Shurgard owned and operated 275 self-storage facilities (15 million net rentable square feet) located in seven countries in Western Europe under the Shurgard® name.
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
Competition
Ownership and operation of self-storage facilities is highly fragmented. As the largest owner of self-storage facilities, we believe that we own approximately 9% of the self-storage square footage in the U.S. and that collectively the four largest self-storage owners in the U.S. own approximately 20%, with the remaining 80% owned by regional and local operators. We believe our Public Storage® brand awareness, as well as the innovative improvements we have made to the customer experience described below, provide us with a competitive advantage in acquiring and retaining customers relative to other self-storage operators.

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
Technology
We believe technology enables revenue optimization and cost efficiencies. Over the past few years, we have invested in additional technologies that we believe have enabled us to operate and compete more effectively by providing customers with an enhanced digital experience.
Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities (such as climate-control), and pricing through the following marketing channels:
•Our Website: The online marketing channel is a key source of customers. Approximately 81% of our move-ins in 2023 were sourced through our website, and we believe that many of our other customers who reserved directly through our customer care center or arrived at a facility and moved in without a reservation reviewed our pricing and availability online through our website. We seek to update the structure, layout, and content of our website regularly to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns, and to maximize users’ likelihood of reserving space on our website.
•Our Customer Care Center: Our customer care center is staffed by skilled sales specialists and customer service representatives. Customers can reach our customer care center and complete their rental over the phone by calling our advertised toll-free telephone numbers provided on search engines, from our website, the Public Storage App, or from our in-store kiosks. We believe giving customers the option to interact with a live agent, despite the higher marginal cost relative to a reservation made on our website, enhances our ability to close sales with potential customers and results in greater satisfaction. We also have live Internet chat augmented with ChatBot capability as another channel for our customers to engage our agents, cost effectively improving customer responsiveness.
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
eRental® move-in process: To further enhance the move-in experience, we offer our eRental® process whereby prospective tenants (including those who initially reserved a space) are able to execute their rental agreement from their smartphone or computer and then go directly to their space on the move-in date. Approximately 60% of customers utilized our eRental® and Rent by Phone process during 2023.
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
Improve the operating performance of existing facilities: We regularly update and enhance our strategies to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We maximize revenues through striking the appropriate balance between occupancy and rates to new and existing tenants by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing customers, and (iii) our marketing spending and intensity. We adjust these pricing and marketing decisions by observing their impact on web and customer care center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, and the development and documentation of standardized operating procedures.
Acquire existing properties: We seek to capitalize on the fragmentation of the self-storage industry through acquiring attractively priced, well-located existing self-storage facilities. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhance our ability to identify attractive acquisition opportunities. Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities. Our aggressiveness in bidding for particular marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, and our return on capital expectations.
Develop new self-storage facilities and expand existing facilities: The development of new self-storage locations and the expansion of existing facilities have been an important source of our growth. Our operating experience in major markets and experience in stabilizing new properties provide us advantages in developing new facilities. We plan to increase our development activity when we identify attractive risk adjusted return profiles with yields above those of acquisitions. However, our level of development is dependent upon many factors, including the cost and availability of land, the cost and availability of construction materials and labor, zoning and permitting limitations, our cost of capital, the cost of acquiring facilities relative to developing new facilities, and local demand and economic conditions.
Grow ancillary business activities: We pursue growth initiatives aimed at increasing our insurance offering coverage for tenants who choose to protect their stored items against loss and desire to maximize their experience. As we grow our self-storage portfolio through acquisition, development and third-party management, we have the opportunity to increase the growth profile of our tenant reinsurance business.
We recently launched the Savvy Storage Insurance Program (“Savvy”), a program to provide other owner operators of self-storage facilities a tenant insurance offering for their tenants. We believe this offering will provide owners and their tenants simplified onboarding and implementation, experienced and dedicated support, and significantly higher customer adoption rates than the offerings available in the market today.
Our third party management business enables us to generate revenues through management fees, expand our presence, increase our economies of scale, promote our brand, and enhance our ability to acquire additional facilities over the medium and long-term as a result of strategic relationships forged with third-party owners.
Compliance with Government Regulations
We are subject to various laws, ordinances, and regulations, including various federal, state, and local regulations that apply generally to the ownership of real property and the operation of self-storage facilities. These include various laws and regulations concerning environmental matters, labor matters, and employee safety and health matters. Further, our insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commission for each state in accordance with certain federal regulations.

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
Human Capital Resources
Our employees are the foundation of our business and fundamental to our ability to execute our corporate strategies and create long-term value for our stakeholders. Our human capital management strategy focuses on attracting, developing, and retaining the highest quality talent. We achieve these objectives by committing to our employees to provide a diverse and welcoming working environment, regular and transparent communication, competitive compensation, comprehensive benefits, and opportunities for career growth and development. We believe that this approach, together with the core principles of our corporate culture, doing the right thing and upholding integrity in all that we do, promotes employee engagement and a commitment to Public Storage.
We have approximately 6,200 employees, including 5,380 customer facing roles (such as property level and customer care center personnel), 390 field management employees, and 430 employees in our corporate operations.
The following is an overview of our key programs and initiatives focused on attracting, developing, and retaining the highest quality talent. For detailed information regarding such programs and initiatives, including our sustainability efforts, strategies, commitments, and progress, please refer to our 2023 Sustainability Report, which is available on our website at publicstorage.com. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Diversity and Inclusion
We are committed to creating a workplace that values diversity and inclusion, where every employee feels valued, included, and able to be their authentic self as part of our best-in-class team. Public Storage hires based on skills, personality, and experience, without regard to age, gender, race, ethnicity, religion, sexual orientation, or other protected characteristic. We maintain policies regarding diversity, equal opportunity, pay-for-performance, discrimination, harassment, and labor (including opposition to child and compulsory labor). We also maintain a policy of requiring that diverse candidates be considered for all director-level positions and above.
Our commitments to excellence and hiring “the best” have fostered an inclusive team that reflects the diversity of the customers we serve. Our diversity is evident at all levels of the organization. The data in the table below reflects our employee diversity as of December 31, 2023.

We publicly disclose our annual Consolidated EEO-1 report, which reflects the race, ethnicity, and gender composition of our workforce, on the Investor Relations section of our website.
Communication and Engagement
Given the geographically dispersed nature of our business, regular and clear communication is critical to ensuring that our employees feel informed, included, valued, and engaged. We use various communication channels, including emails, newsletters, videos, virtual and in-person meetings, and town halls, to provide updates on company strategy, performance, employee recognition, and other information, as well as the opportunity to ask questions of our leadership. To better understand the effectiveness of our engagement strategies, we conduct various surveys to evaluate employee commitment, motivation, and engagement, and to seek employee feedback. We use this feedback to refine and enhance our policies and programs for our employees. This includes the creation of additional career advancement opportunities and development programs.
We believe that the success of our engagement strategies can also be seen through third party surveys and recognition. Among other recognitions, we are proud again to be named a Great Place to Work® in 2023. We have also been recognized by Comparably, Inc. as a “Choice Employer” with an “A+” Culture Score based on employee responses across 18 culture metrics, among other recognitions.
Compensation, Health, Wellness, and Safety
Public Storage maintains compensation and benefits programs designed to incentivize, reward, and support our employees. We believe that employee compensation should align with our short- and long-term performance goals and provide the competitive compensation and incentives needed to attract, motivate, and retain employees who are crucial to our success. We tailor our compensation programs to each employee group to ensure market competitiveness and enhance overall employee engagement.
We offer affordable health plans and programs to virtually all of our employees. Full-time employees are eligible to participate in our comprehensive employee benefit offerings, which include medical, dental, vision, flexible and health savings accounts, discount programs, income protection plans, and our 401(k) plan. Additionally, we maintain various employee support programs, including access to counseling, life planning tools, and discount programs for fitness, legal services, and home, auto, and pet insurance. Finally, we offer educational resources and tools, including a dedicated health and wellness website, to encourage employees to maintain a healthy and balanced lifestyle. We periodically consider employee feedback received through our engagement processes in the composition and design of our compensation and benefits programs.
We are committed to providing safe self-storage facilities for our customers and employees. We conduct monthly safety trainings at all of our properties and an annual safety training at our headquarters. We publicly disclose our employee health and safety data in our annual Sustainability Report.
Training and Development
At Public Storage, we offer comprehensive training and development programs at every level of the organization. These programs are intended to provide our employees with the skills, tools, and knowledge they need to be successful in their roles and to contribute to the value of the organization. They are also intended to foster individual growth and strong employee engagement.
The majority of our new hires join Public Storage as property managers without prior experience in the self-storage industry. We provide a hands-on new employee training program that includes coaching and development. For those new hires in leadership roles, we provide property-level training that exposes our leaders to daily property operations and is intended to provide them with an understanding of the fundamentals of our business and operations. We also offer numerous career development opportunities for existing employees across Public Storage, including management training programs. Many of our training and career development programs use our online learning platform of training courses and reference materials. In addition to formal training programs, we also offer one-on-one coaching, job shadowing, and mentoring opportunities. In 2023, we introduced a leadership accelerator program specifically for high potential women and diverse employees. This program includes individual mentorship and practical experiences designed to further enhance our bench of high potential leaders, thereby supporting management succession planning.

Performance Management and Succession Planning
Our performance management processes are designed to encourage collaboration between employees and their managers. Employees and managers work together to plan, monitor, and review the employee’s objectives and career aspirations and to establish and hold employees accountable to short- and long-term goals aligned with the Company’s strategy. This is a continuous process intended to provide regular opportunities for employees and their managers to share and receive feedback.
Succession planning is a priority for management and our Board, and is viewed as critical to ensuring business continuity and providing for the Company’s long-term growth and success. Periodically throughout each year, the executive team meets to review and assess the Company’s succession bench strength, evaluate talent, and provide recommendations for developing and preparing future leaders within the organization. This collaborative approach to talent management works to ensure that employees are given opportunities to grow beyond their current roles and responsibilities.
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
Regarding climate, we assess risks and opportunities in conjunction with ongoing operating and risk management processes across the company. We give primary consideration to physical, regulatory, legal, market, and reputational risks. Examples of these risks include heat/water stress, natural disasters, pandemics, temperature change, and regulatory compliance. We are addressing potential heat stress risks (e.g., higher energy costs, more frequent power outages, and impacts on our customers and workforce) through initiatives such as converting to LED lighting, solar power generation installation, and analyzing battery storage and microgrids. We are addressing potential water stress risks (e.g., increased costs and decreased availability) through initiatives such as efficient plumbing systems, low-water use irrigation systems, drought tolerant and native landscaping, water run-off controls, and storm water retention. We address the remaining risks primarily through natural disaster resilient development, redevelopment, and capital expenditures.
We will continue to utilize our unique competitive advantages in furthering our environmental stewardship efforts and addressing the effects of climate change. Please refer to our Sustainability Report for further information.
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
Natural disasters, such as earthquakes, fires, hurricanes, and floods, terrorist attacks, civil unrest, and other events that damage our facilities or our customers’ property, or that make our facilities temporarily unavailable, have in the past and may in the future adversely impact our business and financial results. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 15 to our December 31, 2023 consolidated financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. Our exposure to these types of events is increased by potential tenant claims associated with our tenant reinsurance business. In addition, customer perceptions about the risk of property loss from these events could negatively impact self-storage demand.
We are subject to risks from the consequences of climate change, including severe weather events, as well as the transition to a low-carbon economy and other steps taken to prevent or mitigate climate change.
Our self-storage facilities are located in areas that may be subject to the direct impacts of climate change, such as increased destructive weather events like floods, fires, drought, and prolonged periods of extreme temperature or other extreme weather, which could result in significant damage to our facilities, increased capital expenditures, increased expenses, reduced revenues, or reduced demand for our facilities. Indirect impacts of climate change could also adversely impact our business, including through increased costs, such as insurance costs or regulatory compliance costs. In addition, the ongoing transition to a low-carbon economy presents certain risks for us and our customers, including stranded assets, increased costs, lower profitability, lower property values, lower household wealth, and macroeconomic risks related to high energy costs and energy shortages, among other things. Governmental, political, and societal pressures, including expectations of institutional and activist investors and other interest groups, could require us to accelerate our initiatives and, with it, the costs of their implementation. These same potential governmental, political, and social pressures could in the future result in (i) costly changes to newly developed facilities or retrofits of our existing facilities to reduce carbon emissions through multiple avenues, including changes to insulation, space configuration, lighting, heating, and air conditioning, (ii) increased energy costs as a result of transitioning to less carbon-intensive, but more expensive, sources of energy to operate our facilities, and (iii) consumers reducing their individual carbon footprints by owning fewer durable material consumer goods and other such items requiring storage, resulting in a reduced demand for our self-storage space. For example, beginning in 2026, we expect to be required to disclose our Scope 1, 2, and 3 emissions data and certain climate-related risk matters under California SB 253 and SB 261, which we expect to result in increased compliance costs. In addition, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Operating costs, including property taxes, could increase.
We could be subject to increases in property or other taxes, repair and maintenance costs, payroll, utility costs, insurance premiums, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, supply chain disruptions, and changes to governmental safety and real estate use limitations and other governmental actions. Our property tax expense, which totaled approximately $413.2 million during the year ended December 31, 2023, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies and, accordingly, could be subject to substantial increases if such agencies change their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.

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
Our development program subjects us to risks.
At December 31, 2023, we had a pipeline of development projects totaling $766.2 million (subject to contingencies), and we expect to continue to seek additional development projects. There are significant risks involved in developing self-storage facilities, such as delays, cost increases, or inability to complete development projects due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, delays caused by weather issues, unforeseen site conditions, or personnel problems. Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.
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
Our newly developed and expanded facilities, and facilities that we manage for third party owners, may negatively impact the revenues of our legacy facilities.
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
Recent significant increases in interest rates could adversely impact us and our tenants.
In response to high inflation, the Federal Reserve has significantly increased the benchmark federal funds rate since early 2022. These actions have significantly increased interest rates. As a result, if we issued new debt or preferred shares or refinanced our indebtedness, our debt service costs or preferred share dividend yields would be, based on current interest rates, significantly higher than current financing costs. These interest rate increases have also adversely impacted the relative attractiveness of the dividend yield on our common shares. Increases in our cost of capital impact our assessment of the yields we consider appropriate to support pursuing property acquisition and development opportunities and thus can impact our external growth prospects. The degree and pace of these changes have had and may continue to have adverse macroeconomic effects that have and may continue to have adverse impacts on our tenants, including as a result of economic recession, increased unemployment, and increased financing costs. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
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
We own approximately 35% of the common shares of Shurgard, and this investment has a $390.2 million book value and a $1.7 billion market value (based upon the closing trading price of Shurgard’s common stock) at December 31, 2023. We recognized $27.9 million in equity in earnings and received $39.0 million in dividends in 2023 with respect to Shurgard.

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
Public health and other crises have adversely impacted, and may in the future adversely impact, our business.
Our business is subject to risks from public health and other crises like the COVID-19 pandemic, including, among others:
•risk of illness or death of our employees or customers;
•negative impacts on economic conditions in our markets, which may reduce the demand for self-storage;
•risk that there could be an out-migration of population from major markets where we operate;
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
Marketing initiatives, including our increasing dependence on Google to source customers, may fail to be effective and could negatively impact financial performance. Approximately 65% of our new storage customers in 2023 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.
In addition, the inability to utilize our pricing methodology due to regulatory or market constraints could also significantly impact our financial results.
We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We have approximately 6,200 employees and 1.9 million customers, and we conduct business at facilities in 40 states. As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions across many jurisdictions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions. Resolution of these claims and actions may divert time and attention by our management and could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee that losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or any available insurance coverage. Any such legal claims, proceedings, and regulatory enforcement actions could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.
In addition, through exercising their authority to regulate our activities, governmental agencies can otherwise negatively impact our business by increasing costs or decreasing revenues.

Our use of or failure to adopt advancements in information technology may hinder or prevent us from achieving strategic objectives or otherwise harm our business.
Our use of or inability to adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate, achieve efficiencies, or improve the customer experience; or adversely impact our business, reputation, results of operations, and financial condition. Legislative activity in the privacy area may also result in new laws that are applicable to us and that may hinder our business, including by restricting our use of customer data or otherwise regulating the use of algorithms and automated processing in ways that could materially affect our business or lead to significant increases in the cost of compliance. In addition, the use of emerging technologies entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative consumer perceptions as to automation and artificial intelligence; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.
The failure or disruption of our computer and communications systems, on which we are heavily dependent, could significantly harm our business.
We are heavily dependent upon automated information technology and Internet commerce, with more than half of our new customers coming from the telephone or over the Internet. We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions, and provide other systems services. These systems are subject to damage or interruption from power outages, system, network, internet and telecommunications failures, hackers, including through a ransomware attack, computer worms, viruses, and other destructive or disruptive cybersecurity incidents, and catastrophic events. Such incidents could also result in significant costs to repair or replace such networks or information systems, as well as actual monetary losses in case of a cybersecurity incident that resulted in fraudulent payments or other cash transactions. Our operations could be severely impacted by a natural disaster, terrorist attack, attack by hackers, acts of vandalism, data theft, misplaced or lost data, programming or human error, or other circumstance that results in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures. While we may be entitled to damages if our third-party providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our reputation and business relationships could be damaged and our financial condition and operating results could be adversely affected.
In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, we face cybersecurity threats, including system, network, or Internet failures; cyberattacks, ransomware, and other malware; social engineering; and phishing schemes. In these cases, our information technology and infrastructure could be vulnerable and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Any such cybersecurity incident, including those impacting personal information, could result in serious and harmful consequences for us or our customers. A cybersecurity incident could also interfere with our ability to comply with financial reporting requirements. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and threats, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Our confidential information may also be compromised due to programming or human error, negligence, or fraud. Although we and our third-party service providers make efforts to maintain the security and integrity of our information, including the implementation of security measures, required employee awareness training, and the existence of a disaster recovery plan, there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business from multiple regulatory agencies at the local, state, federal, or international level, compliance with those requirements could also result in additional costs, or we could fail to comply with those requirements due to various reasons.
Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage to our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities. Such events could lead to lost future revenues and adversely affect our results of operations, or result in remedial and other costs, fines, or lawsuits, which could exceed any available insurance that we have procured.
We have identified and expect to continue to identify cyberattacks and cybersecurity incidents on our systems and those of third parties, but none of the cyberattacks and incidents we have identified to date has had a material impact on our business or operations. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
Further information relating to cybersecurity risk management is discussed in Item 1C. “Cybersecurity” in this report.
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
We maintain a portfolio of trademarks and trade dress that we believe are fundamental to the success of the Public Storage® brand. While we actively seek to enforce and expand our rights, failure to adequately protect our rights could lead to loss of such trademark and trade dress protection. We also own and seek to protect other intellectual property, such as propriety systems, processes, data, and other trade secrets that we have collected and developed in the course of operating our business and that we believe provides us with various competitive advantages. Our protections could be inadequate or we could lose rights to our other intellectual property and trade secrets. Competitor use of our trademarks and trade names could lead to likelihood of confusion, tarnishment of our brand, and loss of legal protection for our marks.
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
Public Storage is a holding company with no direct operations, and it relies on funds received from PSA OP and PSOC to pay its obligations and make distributions to shareholders
Public Storage is a holding company with no direct operations. All of Public Storage’s property ownership, development, and related business operations are conducted through PSOC (which is wholly-owned by PSA OP) and Public Storage has no material assets or liabilities other than its investment in PSA OP. As a result, Public Storage relies on distributions from PSA OP, which in turn relies on distributions from PSOC, to make common and preferred share dividend payments. Although Public Storage currently wholly-owns (directly or indirectly) PSA OP and PSOC, and therefore exercises exclusive control over PSA OP and PSOC, including the authority to cause PSA OP and PSOC to make distributions, in connection with our future acquisition activities or otherwise, PSA OP may issue additional units of limited partnership to third parties, and these limited partners may negotiate for certain rights. In addition, because Public Storage is a holding company, shareholder claims are structurally subordinated to all existing and future liabilities of PSA OP and PSOC and their subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of PSA OP or PSOC, or their subsidiaries, assets of PSA OP or PSOC or the applicable subsidiary will be available to satisfy any claims of our shareholders only after such liabilities and obligations have been satisfied in full.
Holders of our Preferred Shares are subject to certain risks.
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
•Holders of our Preferred Shares have limited rights in the event the Company ceases to pay dividends to shareholders and have no rights with respect to a Company decision to discontinue listing the Preferred Shares on a national securities exchange or file reports with the SEC, including following a change of control transaction.
Risks Related to Government Regulations and Taxation
We would incur adverse tax consequences if we failed to qualify as a REIT, and we would have to pay substantial U.S. federal corporate income taxes.
REITs are subject to a range of complex organizational and operational requirements. A qualifying REIT does not generally incur U.S. federal corporate income tax on its “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding net capital gain) that it distributes to its shareholders. Our REIT status is also dependent upon the REIT qualification of PS Business Parks, Inc. (“PSB”) through the end of its taxable year ended December 31, 2022, as a result of our substantial ownership interest in it prior to the closing of the PSB merger with an unaffiliated third party. We believe we have qualified as a REIT and we intend to continue to maintain our REIT status.
However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our declaration of trust that may fail to ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to U.S. federal corporate income tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. In addition, for tax years beginning after December 31, 2022, we could also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the corporate alternative minimum tax and nondeductible one percent excise tax on certain stock repurchases. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our shareholders.
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
Even if we qualify as a REIT for U.S. federal corporate income tax purposes, we may be subject to some federal, foreign, state, and local taxes on our income and property. Certain consolidated corporate subsidiaries of the Company have elected to be treated as taxable REIT subsidiaries (“TRSs”) for U.S. federal corporate income tax purposes and are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our TRSs to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments. To the extent the Company is required to pay federal, foreign, state, or local taxes, or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.
In addition, certain local and state governments have imposed taxes on self-storage rent. While in most cases those taxes are paid by our customers, they increase the cost of self-storage rental to our customers and can negatively impact our revenues. Other local and state governments may impose self-storage rent taxes in the future.
If PSA OP were to fail to maintain its status as a partnership for U.S. federal income tax purposes, our financial results would be adversely impacted.
We believe PSA OP qualifies as a partnership for U.S. federal income tax purposes. As a partnership, PSA OP is generally not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of PSA OP’s income. There is no assurance, however, that the IRS will not challenge the status of PSA OP as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of PSA OP as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that PSA OP could make. The treatment of PSA OP as a corporation would also cause us to fail to qualify as a REIT. This would substantially reduce our cash available to pay distributions and the return on a shareholder's investment.
We have exposure to increased property tax in California.
Approximately $821.2 million of our 2023 net operating income is from our properties in California, and we incurred approximately $49.1 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current estimated market values. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, most recently in the November 2020 ballot. While this ballot initiative failed, there can be no assurance that future initiatives or other legislative actions will not eliminate or reduce the benefit of Proposition 13 with respect to our properties. If the beneficial effect of Proposition 13 were ended for our properties, our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Public Storage devotes significant resources to protecting and continuing to improve the security of its computer systems, software, networks, and other technology assets. Our security efforts are designed to preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage.
Management and Board Oversight
Our risk management processes include a comprehensive enterprise risk management framework focused on (i) evaluating the risks facing the Company and aligning the Company’s efforts to mitigate those risks with its strategy and risk appetite; (ii) communicating and improving the Company’s understanding of its key risks and responsive actions; and (iii) providing the Board with a defined, rated risk inventory and framework against which the Board can direct its responsibilities to oversee the Company’s risk assessment and risk management efforts. Our cybersecurity program is a key component of our overall enterprise risk management framework.
A dedicated team of technology professionals monitors and manages cybersecurity risks. They are led by our Chief Technology Officer (CTO), who has served in senior leadership positions with responsibility for cybersecurity and IT risk management for over 10 years, and our Vice President, Management Information Systems (VPMIS), who has been a Certified Information Systems Security Professional (CISSP) since 2016. Their teams are responsible for leading enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. Our CTO and VPMIS regularly engage with our Chief Administrative Officer. They also report monthly on cybersecurity matters to our entire executive management team.

In the event of an incident that jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, we utilize a regularly updated information security incident response plan (IRP). The IRP is overseen by our executive Incident Response Committee (IRC), which consists of our Chief Financial and Investment Officer, Chief Administrative Officer, Chief Legal Officer, and CTO. The IRP guides our internal response to cybersecurity incidents.
Pursuant to our IRP and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is generally led by the IRC with support from internal personnel and external counsel or other experts.
Our Board considers cybersecurity risk one of the most significant risks to our business. The Board has delegated to the Audit Committee oversight of cybersecurity, data privacy, and other information technology risks affecting the Company. The Audit Committee periodically evaluates our cybersecurity strategy to ensure its effectiveness. Our CTO and VPMIS provide quarterly reports to the Audit Committee, which also provides quarterly reports on its activities to the Board. Annually, the Board receives a comprehensive update regarding the Company’s cybersecurity efforts, which may include a cybersecurity tabletop exercise, presentation by third party cybersecurity experts, or similar events. Several members of our Board and Audit Committee have cybersecurity, data privacy, or related experience from their principal occupation or other professional experience.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Our cybersecurity program focuses on (i) preventing and preparing for cybersecurity incidents, (ii) detecting and analyzing cybersecurity incidents, and (iii) containing, eradicating, recovering from, and reporting cybersecurity events.
Prevention and Preparation
We identify and address information security risks by employing a defense-in-depth methodology, consisting of both proactive and reactive elements, which provides multiple, redundant defensive measures and prescribes actions to take in case a security control fails or a vulnerability is exploited. We leverage internal resources, along with strategic external partnerships, to mitigate cybersecurity threats to the Company. We have partnerships for security operations center (SOC) services, penetration testing, incident response, and various third-party assessments. We deploy both commercially available solutions and proprietary systems to actively manage threats to our information technology environment.
We assess our cybersecurity program against various frameworks. Our information security program is certified for compliance with the Payment Card Industry Data Security Standard for the safe handling and protection of credit card data. Annually, we are assessed, either internally or by an independent third party, against the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We also utilize reports prepared by our external partners to assess our cyber proficiency on a standalone basis and comparatively against peers and other companies, and we regularly engage external resources regarding emerging threats. We have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers, including contractual mechanisms, as well as the regular review of SOC reports, relevant cyber attestations, and other independent cyber ratings.
We employ a robust information security and training program for our employees, including mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program. As part of this commitment, we require our employees to complete a Cybersecurity Awareness eCourse and acknowledge our Information Security policy each year. In addition, we have an established schedule and process for regular phishing awareness campaigns that are designed to imitate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
As discussed above, we maintain an IRP that guides our response to a cybersecurity incident. Annually, we test the IRP’s response procedures, including through disaster response and business continuity plan exercises. These exercises are intended to challenge and validate our information security response and resources through simulated cybersecurity incidents, including engagement of outside cybersecurity legal counsel, other third-party partners, key internal personnel, executive management, and our Board.

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications, employee notifications, notification from external parties (e.g., our third-party information technology provider), and proactive threat hunting in conjunction with our external partners. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response team designated pursuant to the IRP follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g. ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.
Containment, Eradication, Recovery, and Reporting
In the event of a cybersecurity incident, our first priority is to contain the cybersecurity incident as quickly as possible consistent with the procedures in our IRP.
Once a cybersecurity incident is contained, our focus shifts to remediation and recovery. These activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, increased network monitoring or logging to identify recurring attacks, monitoring dark or deep web forums, reconfiguring administrative account access, hardening network security such as firewall configurations, and employee re-training. We also maintain cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.
Our IRP provides clear communication protocols, including with respect to members of executive management, internal and external counsel, the Audit Committee and our Board. These protocols include a framework for assessing our SEC and other regulatory reporting obligations related to a cybersecurity incident.
Following the conclusion of an incident, the incident response team will generally assess the effectiveness of the cybersecurity program and IRP and make adjustments as appropriate.
Cybersecurity Risks
As of December 31, 2023, we are not aware of any material cybersecurity incidents in the last three years. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams that we have been able to prevent or sufficiently mitigate harm from. Although we make efforts to maintain the security and integrity of the third-party networks and systems we use, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a security incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party providers. See “Item 1A–Risk Factors–If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.”

ITEM 2.    Properties
At December 31, 2023, we had controlling ownership interests in 3,044 self-storage facilities located in 40 states within the U.S.:

	At December 31, 2023
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)

Texas	455	38,668
California	444	31,419
Florida	360	25,038
Illinois	137	8,930
Georgia	127	8,555
North Carolina	110	8,110
Virginia	120	7,894
Maryland	105	7,782
Washington	107	7,586
Colorado	87	6,468
Minnesota	68	5,425
New York	73	5,122
South Carolina	81	5,031
New Jersey	67	4,651
Ohio	65	4,415
Michigan	61	4,387
Arizona	60	4,275
Indiana	54	3,585
Oklahoma	48	3,502
Tennessee	52	3,228
Missouri	44	2,919
Pennsylvania	37	2,685
Oregon	45	2,618
Nevada	33	2,305
Massachusetts	29	2,052
Kansas	24	1,538
Other states (14 states)	151	9,883
Total (a)	3,044	218,071
(a)See Schedule III: Real Estate and Accumulated Depreciation in our consolidated financial statements included in this Annual Report on Form 10-K, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.
At December 31, 2023, two of our facilities with a net book value of $11.7 million were encumbered by an aggregate of $1.8 million in mortgage notes payable.

The configuration of self-storage facilities has evolved over time. The oldest facilities are comprised generally of multiple single-story buildings, and have on average approximately 500 primarily “drive up” spaces per facility, and a small rental office. The most prevalent recently constructed facilities have higher density footprints with large, multi-story buildings with climate control and typically 1,000 or more self-storage spaces, a more imposing and visible retail presence, and a prominent and large rental office designed to appeal to customers as an attractive and retail-focused “store.” Our self-storage portfolio includes facilities with characteristics of the oldest facilities, characteristics of the most recently constructed facilities, and those with characteristics of both older and recently constructed facilities. Most spaces have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.
ITEM 3.    Legal Proceedings
For a description of the Company’s legal proceedings, see “Note 15. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares of beneficial interest (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 13, 2024, there were approximately 9,586 holders of record of our common shares.
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through February 20, 2024, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2023. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
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

Allocating Purchase Price for Acquired Real Estate Facilities: We estimate the fair values of the assets and liabilities of acquired real estate facilities, which consist principally of land, buildings and acquired customers in place, for purposes of allocating the aggregate purchase price of acquired real estate facilities. We estimate the fair value of land based upon price per square foot derived from observable transactions involving comparable land in similar locations as adjusted for location quality, parcel size, and date of sale associated with the acquired facilities. The fair value estimate of land is sensitive to the adjustments made to the land market transactions used in the estimate, particularly when there is a lack of recent comparable land market data. For large portfolio acquisitions, we estimate the fair value of buildings primarily using the income approach by estimating the fair value of hypothetical vacant acquired facilities and adjusting for the estimated fair value of land. For individual and small portfolio acquisitions, we estimate the fair value of buildings primarily based upon the estimated current replacement cost, which we calculate by estimating the replacement cost of new purpose-built self-storage facilities in similar geographic regions and adjusting for age, quality, amenities, and configuration associated with the buildings acquired. The fair value estimate of buildings is sensitive to assumptions used in both the income approach, such as lease-up period, future stabilized operating cash flows, capitalization rate and discount rate, and in the replacement cost approach, such as current cost adjustment, soft cost and developer profit estimates. We estimate the fair value of acquired customers in place using the income approach by estimating the foregone rent over the presumed period of time to absorb the occupied spaces as if they were vacant at the time of acquisition. The fair value estimate of the acquired customers in place is sensitive to the assumptions used in the income approach, such as market rent, lease-up period and discount rate. Others could come to materially different conclusions as to the estimated fair values of land, buildings and acquired customers in place, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the level of land and buildings on our consolidated balance sheet.
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
During 2023, revenues generated by our Same Store Facilities increased by 4.7% ($154.0 million), as compared to 2022, while Same Store cost of operations increased by 4.7% ($35.9 million). Demand and operating trends softened in the second half of 2022 continuing through 2023 as compared to what we experienced in 2020 and 2021, and we expect this to continue in 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2021, we acquired a total of 470 facilities with 38.8 million net rentable square feet for $8.5 billion. Additionally, within our non-same store portfolio, our developed and expanded facilities include a total of 145 self-storage facilities of 17.1 million net rentable square feet. For development and expansions completed by December 31, 2023, we incurred a total cost of $1.6 billion. During 2023, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 28.7% ($109.4 million), as compared to 2022.
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
We have experienced recent inflationary impacts on our cost of operations including labor, utilities, and repairs and maintenance, and costs of development and expansion activities, and we may continue to experience such impacts in the future. We have implemented various initiatives to manage the adverse impacts, such as enhancements in operational processes and investments in technology to reduce payroll hours, achievement of economies of scale from recent acquisitions with supervisory payroll and centralized management costs allocated over a broader number of self-storage facilities, and investments in solar power and LED lights to lower utility usage.

In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage, (ii) enhance the energy efficiency of our properties, and (iii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2024. We spent approximately $160 million on the program in 2023 and expect to spend approximately $150 million in 2024 on this effort. We have also embarked on a solar program under which we plan to install solar panels on over 1,000 of our self-storage facilities. We have completed the installations on 534 facilities through 2023. We spent approximately $51 million on the program in 2023 and expect to spend $100 million in 2024 on this effort.
Results of Operations

Operating Results for 2023 and 2022
In 2023, net income allocable to our common shareholders was $1.9 billion or $11.06 per diluted common share, compared to $4.1 billion or $23.50 per diluted common share in 2022, representing a decrease of $2.2 billion or $12.44 per diluted common share. The decrease is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PS Business Parks, Inc. (“PSB”) in July 2022, (ii) a $149.5 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable, (iii) a $79.1 million decrease in equity in earnings of unconsolidated real estate entities due to our sale of PSB in July 2022, and (iv) a $64.8 million increase in interest expense, partially offset by (v) a $231.8 million increase in self-storage net operating income and (vi) a $45.0 million increase in interest and other income.
The $231.8 million increase in self-storage net operating income in 2023 as compared to 2022 is a result of a $118.2 million increase attributable to our Same Store Facilities and a $113.6 million increase attributable to our non-same store facilities. Revenues for the Same Store Facilities increased 4.7% or $154.0 million in 2023 as compared to 2022, due primarily to higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 4.7% or $35.9 million in 2023 as compared to 2022, due primarily to increased property tax expense, marketing expense, and other direct property costs. The increase in net operating income of $113.6 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021, 2022, and 2023 and the fill-up of recently developed and expanded facilities.
Operating Results for 2022 and 2021
In 2022, net income allocable to our common shareholders was $4.1 billion or $23.50 per diluted common share, compared to $1.7 billion or $9.87 per diluted common share in 2021, representing an increase of $2.4 billion or $13.63 per diluted common share. The increase is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PSB and (ii) a $614.3 million increase in self-storage net operating income, partially offset by (iii) a $174.7 million increase in depreciation and amortization expense, (iv) a $125.1 million decrease in equity in earnings of unconsolidated real estate entities due to the sale of our equity investment in PSB, and (v) a $45.5 million increase in interest expense.
The $614.3 million increase in self-storage net operating income in 2022 as compared to 2021 is a result of a $390.6 million increase in our Same Store Facilities and a $223.7 million increase in our non-same store facilities. Revenues for the Same Store Facilities increased 15.2% or $432.2 million in 2022 as compared to 2021, due primarily to higher realized annual rent per available square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 5.7% or $41.7 million in 2022 as compared to 2021, due primarily to increased property tax expense, marketing expense, other direct property costs, and centralized management costs. The increase in net operating income of $223.7 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2021 and the fill-up of recently developed and expanded facilities.

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
For the year ended December 31, 2023, FFO was $16.60 per diluted common share as compared to $16.46 and $13.36 per diluted common share for the years ended December 31, 2022 and 2021, respectively, representing an increase in 2023 of 0.9%, or $0.14 per diluted common share, as compared to 2022.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingency accruals and resolutions, casualties, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, UPREIT reorganization costs, Simply integration costs, amortization of acquired non real estate-related intangibles from the Simply Acquisition and our equity share of deferred tax benefits of a change in tax status, merger transaction costs, severance of a senior executive, lease termination income, and casualties from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Percentage Change	2022	2021	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$1,948,741	$4,142,288	(53.0)%	$4,142,288	$1,732,444	139.1%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	962,703	881,569		881,569	709,349
Real estate-related depreciation from unconsolidated real estate investments	36,769	54,822		54,822	73,729
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders	(6,635)	(6,622)		(6,622)	(4,415)
Gains on sale of real estate investments, including our equity share from investments	(17,290)	(54,403)		(54,403)	(165,272)
Gain on sale of equity investment in PS Business Parks, Inc.	—	(2,116,839)		(2,116,839)	—
FFO allocable to common shares	$2,924,288	$2,900,815	0.8%	$2,900,815	$2,345,835	23.7%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange loss (gain)	51,197	(98,314)		(98,314)	(111,787)
Preferred share redemption charge	—	—		—	31,604
Property losses and tenant claims due to casualties	—	4,817		4,817	4,909
Other items	447	(338)		(338)	(543)
Core FFO allocable to common shares	$2,975,932	$2,806,980	6.0%	$2,806,980	$2,270,018	23.7%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$11.06	$23.50	(52.9)%	$23.50	$9.87	138.1%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	5.64	5.27		5.27	4.44
Gains on sale of real estate investments, including our equity share from investments	(0.10)	(0.31)		(0.31)	(0.95)
Gain on sale of equity investment in PS Business Parks, Inc.	—	(12.00)		(12.00)	—
FFO per share	$16.60	$16.46	0.9%	$16.46	$13.36	23.2%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange loss (gain)	0.29	(0.57)		(0.57)	(0.64)
Preferred share redemption charge	—	—		—	0.18
Property losses and tenant claims due to casualties	—	0.03		0.03	0.03
Other items	—	—		—	—
Core FFO per share	$16.89	$15.92	6.1%	$15.92	$12.93	23.1%

Diluted weighted average common shares	176,143	176,280		176,280	175,568

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,339 facilities that we have owned and operated on a stabilized basis since January 1, 2021 (the “Same Store Facilities”), (ii) 470 facilities we acquired since January 1, 2021 (the “Acquired Facilities”), (iii) 145 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2023 (the “Newly Developed and Expanded Facilities”), and (iv) 90 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2021 (the “Other Non-same Store Facilities”). See Note 14 to our December 31, 2023 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
	2023	2022	Percentage Change	2022	2021	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$3,427,867	$3,273,823	4.7%	$3,273,823	$2,841,598	15.2%
Acquired Facilities	450,653	327,245	37.7%	327,245	106,474	207.3%
Newly Developed and Expanded Facilities	262,450	230,999	13.6%	230,999	167,119	38.2%
Other Non-Same Store Facilities	118,643	113,961	4.1%	113,961	88,375	29.0%
	4,259,613	3,946,028	7.9%	3,946,028	3,203,566	23.2%
Cost of operations:
Same Store Facilities	802,269	766,405	4.7%	766,405	724,748	5.7%
Acquired Facilities	144,498	109,744	31.7%	109,744	32,705	235.6%
Newly Developed and Expanded Facilities	78,531	67,805	15.8%	67,805	58,890	15.1%
Other Non-Same Store Facilities	36,652	36,255	1.1%	36,255	35,687	1.6%
	1,061,950	980,209	8.3%	980,209	852,030	15.0%
Net operating income (a):
Same Store Facilities	2,625,598	2,507,418	4.7%	2,507,418	2,116,850	18.5%
Acquired Facilities	306,155	217,501	40.8%	217,501	73,769	194.8%
Newly Developed and Expanded Facilities	183,919	163,194	12.7%	163,194	108,229	50.8%
Other Non-Same Store Facilities	81,991	77,706	5.5%	77,706	52,688	47.5%
Total net operating income	3,197,663	2,965,819	7.8%	2,965,819	2,351,536	26.1%

Depreciation and amortization expense:
Same Store Facilities	528,121	501,139	5.4%	501,139	483,219	3.7%
Acquired Facilities	323,796	280,871	15.3%	280,871	131,998	112.8%
Newly Developed and Expanded Facilities	61,421	54,115	13.5%	54,115	47,549	13.8%
Other Non-Same Store Facilities	56,718	52,021	9.0%	52,021	50,662	2.7%
Total depreciation and amortization expense	970,056	888,146	9.2%	888,146	713,428	24.5%

Net income (loss):
Same Store Facilities	2,097,477	2,006,279	4.5%	2,006,279	1,633,631	22.8%
Acquired Facilities	(17,641)	(63,370)	(72.2)%	(63,370)	(58,229)	8.8%
Newly Developed and Expanded Facilities	122,498	109,079	12.3%	109,079	60,680	79.8%
Other Non-Same Store Facilities	25,273	25,685	(1.6)%	25,685	2,026	1167.8%
Total net income	$2,227,607	$2,077,673	7.2%	$2,077,673	$1,638,108	26.8%

Number of facilities at period end:
Same Store Facilities	2,339	2,339	—%	2,339	2,339	—%
Acquired Facilities	470	306	53.6%	306	232	31.9%
Newly Developed and Expanded Facilities	145	134	8.2%	134	126	6.3%
Other Non-Same Store Facilities	90	90	—%	90	90	—%
	3,044	2,869	6.1%	2,869	2,787	2.9%
Net rentable square footage at period end:
Same Store Facilities	154,874	154,874	—%	154,874	154,874	—%
Acquired Facilities	38,816	26,634	45.7%	26,634	21,830	22.0%
Newly Developed and Expanded Facilities	17,101	15,366	11.3%	15,366	14,273	7.7%
Other Non-Same Store Facilities	7,280	7,343	(0.9)%	7,343	7,342	—%
	218,071	204,217	6.8%	204,217	198,319	3.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our December 31, 2023 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2021. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2021, 2022, and 2023 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,339 facilities (154.9 million net rentable square feet) that represent approximately 71% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2023. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,339 facilities)

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Percentage Change	2022	2021	Percentage Change

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$3,312,597	$3,169,132	4.5%	$3,169,132	$2,756,752	15.0%
Late charges and administrative fees	115,270	104,691	10.1%	104,691	84,846	23.4%
Total revenues	3,427,867	3,273,823	4.7%	3,273,823	2,841,598	15.2%

Direct cost of operations (a):
Property taxes	300,505	290,605	3.4%	290,605	279,142	4.1%
On-site property manager payroll	126,830	123,372	2.8%	123,372	118,085	4.5%
Repairs and maintenance	64,565	60,317	7.0%	60,317	54,359	11.0%
Utilities	44,775	45,578	(1.8)%	45,578	42,417	7.5%
Marketing	69,158	47,863	44.5%	47,863	41,446	15.5%
Other direct property costs	90,990	83,615	8.8%	83,615	75,959	10.1%
Total direct cost of operations	696,823	651,350	7.0%	651,350	611,408	6.5%
Direct net operating income (b)	2,731,044	2,622,473	4.1%	2,622,473	2,230,190	17.6%

Indirect cost of operations (a):
Supervisory payroll	(33,846)	(36,327)	(6.8)%	(36,327)	(38,487)	(5.6)%
Centralized management costs	(60,861)	(64,053)	(5.0)%	(64,053)	(57,021)	12.3%
Share-based compensation	(10,739)	(14,675)	(26.8)%	(14,675)	(17,832)	(17.7)%
Net operating income	2,625,598	2,507,418	4.7%	2,507,418	2,116,850	18.5%
Depreciation and amortization expense	(528,121)	(501,139)	5.4%	(501,139)	(483,219)	3.7%
Net income	$2,097,477	$2,006,279	4.5%	$2,006,279	$1,633,631	22.8%

Gross margin (before indirect costs, depreciation and amortization expense)	79.7%	80.1%	(0.5)%	80.1%	78.5%	2.0%

Gross margin (before depreciation and amortization expense)	76.6%	76.6%	—%	76.6%	74.5%	2.8%

Weighted average for the period:
Square foot occupancy	93.3%	94.8%	(1.6)%	94.8%	96.2%	(1.5)%

Realized annual rental income per (c):
Occupied square foot	$22.93	$21.58	6.3%	$21.58	$18.49	16.7%
Available square foot	$21.38	$20.45	4.5%	$20.45	$17.79	15.0%

At December 31:
Square foot occupancy	91.6%	92.3%	(0.8)%	92.3%	94.7%	(2.5)%
Annual contract rent per occupied square foot (d)	$23.04	$22.88	0.7%	$22.88	$19.81	15.5%

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
Revenues generated by our Same Store Facilities increased 4.7% and 15.2% in 2023 and 2022, respectively, in each case as compared to the previous year. The increase in 2023 is due primarily to (i) a 6.3% increase in realized annual rent per occupied square foot for 2023 as compared to 2022, partially offset by (ii) a 1.6% decrease in average occupancy for 2023 as compared to 2022. The increase in 2022 is due primarily to (i) a 16.7% increase in realized annual rent per occupied square foot for 2022 as compared to 2021, partially offset by (ii) a 1.5% decrease in average occupancy for 2022 as compared to 2021.
The increase in realized annual rent per occupied square foot in 2023 as compared to 2022 was due to cumulative rate increases to existing long-term tenants over the past twelve months, partially offset by a 13.9% decrease in average rates per square foot charged to new tenants moving in who replaced tenants moving out with higher rental rates. The growth rate in realized annual rent per occupied square foot has decelerated since the second half of 2022 from lower move-in rates and increased promotion discounts offered in order to replace tenants that vacate. At December 31, 2023, annual contract rent per occupied square foot was 0.7% higher as compared to December 31, 2022.
Occupancy levels have gradually declined since the second half of 2022 and are returning to 2019 levels as move-out activity increased and customer demand softened. The weighted average square foot occupancy for our Same Store Facilities was 93.3% for 2023, representing a decrease of 1.6%, as compared to 2022. During 2023, we lowered move-in rental rates and increased promotional activity and advertising spending to increase move-in activity at our facilities, which led to a year-over-year 8.8% increase in move-in volumes that more than offset the year-over-year 5.9% increase in move-out volumes. Move-in volumes net of move-out volumes were higher in 2023 as compared to 2022, which reduced the year-over-year decline in occupancy levels between December 31, 2022 and December 31, 2023.
Move-out activities from our tenants were higher in 2023 as compared to 2022, returning to 2019 levels, which were not impacted by the COVID-19 pandemic. Average length of stay of our tenants remained at similar high levels in 2023 as compared to 2022, which supported our revenue growth by contributing to the number of tenants eligible for rental rate increases.

Demand in the summer months of 2023 was impacted by the lower home-moving activities due to limited housing market transaction volumes leading to less seasonality than we typically experience. Typical seasonal demand patterns returned in the second half of 2023 with decreased demand during the fall and winter months. Demand fluctuates due to various local and regional factors, including the overall economy. Demand for our facilities is also impacted by new supply of self-storage space and alternatives to self-storage.
Industry-wide demand from new customers for storage space at the beginning of 2024 is below the level at the beginning of 2023. We will mitigate this lower demand by continuing to support new customer move-ins with increased marketing expense, lower rental rates to new customers, and increased promotional discounting. We expect industry-wide demand from new customers to stabilize during the year due to improving macroeconomic conditions. We also anticipate fewer completions of new self-storage facilities nationally, reducing the competitive impact of new supply on customer acquisition. As a result of stabilizing new customer demand during the year, stable existing customer behavior, and lower impact from new competitive supply, we anticipate same store revenues in 2024 will be similar to those earned in 2023.
Late Charges and Administrative Fees
Late charges and administrative fees increased 10.1% and 23.4% in 2023 and 2022, in each case as compared to the previous year. The increase in 2023 is due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts and to a lesser extent (ii) higher administrative fees resulting from higher move-in volumes. The increase in 2022 is due to (i) higher late charges collected on delinquent accounts driven by more delinquent accounts compared to 2021 and to a lesser extent (ii) higher administrative fees charged per move-in combined with higher move-in volumes. Delinquency levels at our Same Store Facilities remain below 2019 levels at December 31, 2023.
Selected Key Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the years ended December 31, 2023, 2022, and 2021. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$15.61	$18.12	(13.9)%	$18.12	$17.08	6.1%
Square footage	110,958	101,956	8.8%	101,956	97,487	4.6%
Contract rents gained from move-ins	$1,732,054	$1,847,443	(6.2)%	$1,847,443	$1,665,078	11.0%
Promotional discounts given	$57,778	$52,114	10.9%	$52,114	$43,433	20.0%

Tenants moving out during the period:
Average annual contract rent per square foot	$21.34	$20.63	3.4%	$20.63	$17.47	18.1%
Square footage	111,882	105,663	5.9%	105,663	96,234	9.8%
Contract rents lost from move-outs	$2,387,562	$2,179,828	9.5%	$2,179,828	$1,681,208	29.7%

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 4.7% and 5.7% in 2023 and 2022, respectively, in each case as compared to the previous year. The increase in 2023 is due primarily to increased property tax expense, marketing expense, and other direct property costs, while the increase in 2022 is due primarily to increased property tax expense, marketing expense, other direct property costs, and centralized management costs.
Property tax expense increased 3.4% and 4.1% in 2023 and 2022, respectively, in each case as compared to the previous year, as a result of higher assessed values.
Marketing expense includes Internet advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 44.5% and 15.5% in 2023 and 2022, respectively, in each case as compared to the previous year, by utilizing a higher volume of online paid search programs to attract new tenants. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in 2024.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 8.8% in 2023 as compared to 2022 and 10.1% in 2022 as compared to 2021. These increases were due primarily to an increase in credit card fees as a result of year-over-year increases in revenues, combined with a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Centralized management costs represents administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives. Centralized management costs decreased 5.0% in 2023 as compared to 2022 and increased 12.3% in 2022 as compared to 2021. The decrease in 2023 was primarily driven by achievement of economies of scale from recent acquisitions with centralized management costs allocated over a broader number of self-storage facilities including non-same store facilities. The increase in 2022 was due primarily to an increase in technology and data team costs that support property operations.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of December 31, 2023		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	214	15.5	$35.92	$32.40	10.9%	95.4%	96.9%	(1.5)%	$34.28	$31.38	9.2%
San Francisco	129	7.9	32.41	31.28	3.6%	94.4%	95.2%	(0.8)%	30.59	29.78	2.7%
New York	92	6.8	32.13	30.51	5.3%	93.3%	94.3%	(1.1)%	29.99	28.78	4.2%
Miami	86	6.2	30.10	28.09	7.2%	93.6%	95.6%	(2.1)%	28.16	26.86	4.8%
Seattle-Tacoma	89	6.0	26.05	25.06	4.0%	92.6%	94.1%	(1.6)%	24.11	23.57	2.3%
Washington DC	90	5.5	26.55	25.42	4.4%	92.7%	93.4%	(0.7)%	24.60	23.74	3.6%
Dallas-Ft. Worth	111	7.6	18.49	17.16	7.8%	92.2%	94.4%	(2.3)%	17.05	16.21	5.2%
Chicago	130	8.2	20.24	19.27	5.0%	93.0%	93.6%	(0.6)%	18.83	18.04	4.4%
Atlanta	102	6.7	18.01	17.26	4.3%	90.9%	93.7%	(3.0)%	16.37	16.18	1.2%
Houston	101	7.5	16.99	15.79	7.6%	92.0%	93.5%	(1.6)%	15.62	14.77	5.8%
Orlando-Daytona	69	4.4	19.65	17.96	9.4%	93.3%	95.9%	(2.7)%	18.34	17.22	6.5%
Philadelphia	56	3.5	21.48	20.92	2.7%	93.0%	94.4%	(1.5)%	19.99	19.75	1.2%
West Palm Beach	39	2.8	26.45	25.01	5.8%	93.6%	95.8%	(2.3)%	24.75	23.96	3.3%
Tampa	53	3.5	19.97	18.87	5.8%	91.9%	95.1%	(3.4)%	18.35	17.94	2.3%
Charlotte	52	3.9	16.13	14.99	7.6%	93.0%	95.0%	(2.1)%	15.00	14.24	5.3%
All other markets	926	58.9	18.68	17.77	5.1%	93.3%	94.7%	(1.5)%	17.43	16.83	3.6%
Totals	2,339	154.9	$22.93	$21.58	6.3%	93.3%	94.8%	(1.6)%	$21.38	$20.45	4.5%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$544,762	$498,061	9.4%	$71,101	$64,052	11.0%	$10,876	$11,814	(7.9)%	$462,785	$422,195	9.6%
San Francisco	246,744	240,098	2.8%	38,245	35,401	8.0%	5,936	6,680	(11.1)%	202,563	198,017	2.3%
New York	208,547	199,749	4.4%	50,183	47,189	6.3%	4,771	5,566	(14.3)%	153,593	146,994	4.5%
Miami	179,868	170,961	5.2%	34,243	30,384	12.7%	4,023	4,211	(4.5)%	141,602	136,366	3.8%
Seattle-Tacoma	149,262	145,924	2.3%	26,996	24,710	9.3%	3,831	4,097	(6.5)%	118,435	117,117	1.1%
Washington DC	140,686	135,483	3.8%	28,923	27,850	3.9%	4,029	4,140	(2.7)%	107,734	103,493	4.1%
Dallas-Ft. Worth	135,451	128,468	5.4%	29,189	28,771	1.5%	4,563	4,844	(5.8)%	101,699	94,853	7.2%
Chicago	159,959	152,859	4.6%	60,448	57,285	5.5%	5,512	5,956	(7.5)%	93,999	89,618	4.9%
Atlanta	115,727	113,863	1.6%	23,410	22,474	4.2%	4,479	4,795	(6.6)%	87,838	86,594	1.4%
Houston	121,981	115,142	5.9%	31,620	31,534	0.3%	4,262	4,637	(8.1)%	86,099	78,971	9.0%
Orlando-Daytona	83,774	78,622	6.6%	16,429	14,883	10.4%	3,172	3,487	(9.0)%	64,173	60,252	6.5%
Philadelphia	73,611	72,597	1.4%	15,874	15,685	1.2%	2,489	2,717	(8.4)%	55,248	54,195	1.9%
West Palm Beach	71,441	69,122	3.4%	15,551	13,847	12.3%	1,982	2,022	(2.0)%	53,908	53,253	1.2%
Tampa	66,996	65,397	2.4%	15,097	13,574	11.2%	2,352	2,478	(5.1)%	49,547	49,345	0.4%
Charlotte	61,705	58,424	5.6%	11,246	9,752	15.3%	2,073	2,413	(14.1)%	48,386	46,259	4.6%
All other markets	1,067,353	1,029,053	3.7%	228,268	213,959	6.7%	41,096	45,198	(9.1)%	797,989	769,896	3.6%
Totals	$3,427,867	$3,273,823	4.7%	$696,823	$651,350	7.0%	$105,446	$115,055	(8.4)%	$2,625,598	$2,507,418	4.7%

Same Store Facilities Operating Trends by Market (Continued)

	As of December 31, 2023		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	214	15.5	$32.40	$27.17	19.2%	96.9%	98.1%	(1.2)%	$31.38	$26.66	17.7%
San Francisco	129	7.9	31.28	27.93	12.0%	95.2%	97.2%	(2.1)%	29.78	27.13	9.8%
New York	92	6.8	30.51	27.25	12.0%	94.3%	96.1%	(1.9)%	28.78	26.20	9.8%
Miami	86	6.2	28.09	22.37	25.6%	95.6%	97.0%	(1.4)%	26.86	21.70	23.8%
Seattle-Tacoma	89	6.0	25.06	21.84	14.7%	94.1%	95.2%	(1.2)%	23.57	20.79	13.4%
Washington DC	90	5.5	25.42	22.65	12.2%	93.4%	95.3%	(2.0)%	23.74	21.58	10.0%
Dallas-Ft. Worth	111	7.6	17.16	14.51	18.3%	94.4%	95.6%	(1.3)%	16.21	13.86	17.0%
Chicago	130	8.2	19.27	16.61	16.0%	93.6%	95.7%	(2.2)%	18.04	15.90	13.5%
Atlanta	102	6.7	17.26	14.35	20.3%	93.7%	96.0%	(2.4)%	16.18	13.78	17.4%
Houston	101	7.5	15.79	13.38	18.0%	93.5%	94.2%	(0.7)%	14.77	12.61	17.1%
Orlando-Daytona	69	4.4	17.96	14.87	20.8%	95.9%	95.7%	0.2%	17.22	14.23	21.0%
Philadelphia	56	3.5	20.92	18.55	12.8%	94.4%	97.1%	(2.8)%	19.75	18.02	9.6%
West Palm Beach	39	2.8	25.01	20.80	20.2%	95.8%	96.9%	(1.1)%	23.96	20.15	18.9%
Tampa	53	3.5	18.87	15.49	21.8%	95.1%	96.2%	(1.1)%	17.94	14.90	20.4%
Charlotte	52	3.9	14.99	12.41	20.8%	95.0%	95.9%	(0.9)%	14.24	11.90	19.7%
All other markets	926	58.9	17.77	15.34	15.8%	94.7%	96.1%	(1.5)%	16.83	14.74	14.2%
Totals	2,339	154.9	$21.58	$18.49	16.7%	94.8%	96.2%	(1.5)%	$20.45	$17.79	15.0%

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2022	2021	Change	2022	2021	Change	2022	2021	Change	2022	2021	Change
Los Angeles	$498,061	$422,050	18.0%	$64,052	$59,751	7.2%	$11,814	$11,138	6.1%	$422,195	$351,161	20.2%
San Francisco	240,098	218,105	10.1%	35,401	34,184	3.6%	6,680	6,847	(2.4)%	198,017	177,074	11.8%
New York	199,749	181,741	9.9%	47,189	44,890	5.1%	5,566	5,705	(2.4)%	146,994	131,146	12.1%
Miami	170,961	138,184	23.7%	30,384	27,948	8.7%	4,211	4,405	(4.4)%	136,366	105,831	28.9%
Seattle-Tacoma	145,924	128,517	13.5%	24,710	23,684	4.3%	4,097	4,271	(4.1)%	117,117	100,562	16.5%
Washington DC	135,483	122,902	10.2%	27,850	26,531	5.0%	4,140	4,079	1.5%	103,493	92,292	12.1%
Dallas-Ft. Worth	128,468	109,607	17.2%	28,771	26,598	8.2%	4,844	4,972	(2.6)%	94,853	78,037	21.5%
Chicago	152,859	134,392	13.7%	57,285	52,415	9.3%	5,956	5,834	2.1%	89,618	76,143	17.7%
Atlanta	113,863	96,698	17.8%	22,474	19,236	16.8%	4,795	4,923	(2.6)%	86,594	72,539	19.4%
Houston	115,142	97,868	17.7%	31,534	30,179	4.5%	4,637	4,770	(2.8)%	78,971	62,919	25.5%
Orlando-Daytona	78,622	64,982	21.0%	14,883	13,543	9.9%	3,487	3,284	6.2%	60,252	48,155	25.1%
Philadelphia	72,597	66,000	10.0%	15,685	15,105	3.8%	2,717	2,730	(0.5)%	54,195	48,165	12.5%
West Palm Beach	69,122	58,021	19.1%	13,847	12,218	13.3%	2,022	2,119	(4.6)%	53,253	43,684	21.9%
Tampa	65,397	54,289	20.5%	13,574	12,259	10.7%	2,478	2,495	(0.7)%	49,345	39,535	24.8%
Charlotte	58,424	48,735	19.9%	9,752	9,460	3.1%	2,413	2,289	5.4%	46,259	36,986	25.1%
All other markets	1,029,053	899,507	14.4%	213,959	203,407	5.2%	45,198	43,479	4.0%	769,896	652,621	18.0%
Totals	$3,273,823	$2,841,598	15.2%	$651,350	$611,408	6.5%	$115,055	$113,340	1.5%	$2,507,418	$2,116,850	18.5%

Acquired Facilities
The Acquired Facilities represent 470 facilities that we acquired in 2021, 2022, and 2023. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2021 Acquisitions	$345,061	$312,300	$32,761	$312,300	$106,474	$205,826
2022 Acquisitions	50,105	14,945	35,160	14,945	—	14,945
2023 Acquisitions	55,487	—	55,487	—	—	—
Total revenues	450,653	327,245	123,408	327,245	106,474	220,771

Cost of operations (b):
2021 Acquisitions	104,665	101,859	2,806	101,859	32,705	69,154
2022 Acquisitions	19,911	7,885	12,026	7,885	—	7,885
2023 Acquisitions	19,922	—	19,922	—	—	—
Total cost of operations	144,498	109,744	34,754	109,744	32,705	77,039

Net operating income:
2021 Acquisitions	240,396	210,441	29,955	210,441	73,769	136,672
2022 Acquisitions	30,194	7,060	23,134	7,060	—	7,060
2023 Acquisitions	35,565	—	35,565	—	—	—
Net operating income	306,155	217,501	88,654	217,501	73,769	143,732
Depreciation and amortization expense	(323,796)	(280,871)	(42,925)	(280,871)	(131,998)	(148,873)
Net (loss) income	$(17,641)	$(63,370)	$45,729	$(63,370)	$(58,229)	$(5,141)

At December 31:
Square foot occupancy:
2021 Acquisitions	81.5%	83.1%	(1.9)%	83.1%	79.9%	4.0%
2022 Acquisitions	82.2%	79.4%	3.5%	79.4%	—%	—%
2023 Acquisitions	83.1%	—%	—%	—%	—%	—%
	82.1%	82.5%	(0.5)%	82.5%	79.9%	3.3%
Annual contract rent per occupied square foot:
2021 Acquisitions	$18.72	$17.81	5.1%	$17.81	$15.62	14.0%
2022 Acquisitions	13.06	11.48	13.8%	11.48	—	—%
2023 Acquisitions	16.78	—	—%	—	—	—%
	$17.41	$16.73	4.1%	$16.73	$15.62	7.1%
Number of facilities:
2021 Acquisitions	232	232	—	232	232	—
2022 Acquisitions	74	74	—	74	—	74
2023 Acquisitions	164	—	164	—	—	—
	470	306	164	306	232	74
Net rentable square feet (in thousands):
2021 Acquisitions (c)	22,009	21,908	101	21,908	21,830	78
2022 Acquisitions	4,740	4,726	14	4,726	—	4,726
2023 Acquisitions	12,067	—	12,067	—	—	—
	38,816	26,634	12,182	26,634	21,830	4,804

ACQUIRED FACILITIES (Continued)

As of December 31, 2023
Costs to acquire (in thousands):
2021 Acquisitions (c)	$5,115,276
2022 Acquisitions	730,957
2023 Acquisitions (d)	2,674,840
$8,521,073
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)We have completed the expansion projects on facilities acquired in 2021 for $26.9 million, adding 179,000 net rentable square feet of storage space as of December 31, 2023.
(d)The amount includes the costs allocated to land, buildings and intangible assets associated with the 127 self-storage facilities from the Simply Acquisition.
We have been active in acquiring facilities in recent years. Since the beginning of 2021, we acquired a total of 470 facilities with 38.8 million net rentable square feet for $8.5 billion. During 2023, these facilities contributed net operating income of $306.2 million, consistent with our original underwritten expectations.
During 2023, we acquired BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the 2023 Acquisition results in the table above are the Simply portfolio self-storage revenues of $44.4 million, NOI of $29.4 million (including Direct NOI of $31.2 million), and average square footage occupancy of 87.7% for 2023 since the acquisition on September 13, 2023.
During 2021, we acquired the ezStorage portfolio, consisting of 48 properties (4.1 million net rentable square feet) for acquisition cost of $1.8 billion. As of December 31, 2023, we have completed the expansion projects on four properties of this portfolio for $26.5 million, adding 169,000 net rentable square feet of storage space. Included in the 2021 Acquisition results in the table above are ezStorage portfolio revenues of $105.1 million, NOI of $82.2 million (including Direct NOI of $84.5 million), and average square footage occupancy of 86.3% for 2023.
During 2021, we acquired the All Storage portfolio, consisting of 56 properties (7.5 million net rentable square feet) for $1.5 billion. Included in the 2021 Acquisition results in the table above are All Storage portfolio revenues of $89.1 million, NOI of $59.0 million (including Direct NOI of $61.8 million), and average square footage occupancy of 77.9% for 2023.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties.

Developed and Expanded Facilities
The developed and expanded facilities include 57 facilities that were developed on new sites since January 1, 2018, and 88 facilities expanded to increase their net rentable square footage. Of these expansions, 61 were completed before 2022, 22 were completed in 2022 or 2023, and five are currently in process at December 31, 2023. The following table summarizes operating data with respect to the Developed and Expanded Facilities:

DEVELOPED AND EXPANDED FACILITIES
	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2018	$40,206	$36,789	$3,417	$36,789	$28,308	$8,481
Developed in 2019	18,081	16,444	1,637	16,444	11,921	4,523
Developed in 2020	7,621	6,838	783	6,838	3,405	3,433
Developed in 2021	11,134	8,333	2,801	8,333	1,602	6,731
Developed in 2022	6,893	687	6,206	687	—	687
Developed in 2023	1,032	—	1,032	—	—	—
Expansions completed before 2022	138,629	127,290	11,339	127,290	88,168	39,122
Expansions completed in 2022 or 2023	27,698	20,914	6,784	20,914	20,400	514
Expansions in process	11,156	13,704	(2,548)	13,704	13,315	389
Total revenues	262,450	230,999	31,451	230,999	167,119	63,880

Cost of operations (b):
Developed in 2018	11,662	10,742	920	10,742	9,983	759
Developed in 2019	5,608	5,622	(14)	5,622	5,240	382
Developed in 2020	1,884	1,702	182	1,702	1,679	23
Developed in 2021	3,849	3,539	310	3,539	1,546	1,993
Developed in 2022	3,563	738	2,825	738	—	738
Developed in 2023	1,638	—	1,638	—	—	—
Expansions completed before 2022	38,885	37,502	1,383	37,502	32,945	4,557
Expansions completed in 2022 or 2023	9,644	5,805	3,839	5,805	5,370	435
Expansions in process	1,798	2,155	(357)	2,155	2,127	28
Total cost of operations	78,531	67,805	10,726	67,805	58,890	8,915

Net operating income (loss):
Developed in 2018	28,544	26,047	2,497	26,047	18,325	7,722
Developed in 2019	12,473	10,822	1,651	10,822	6,681	4,141
Developed in 2020	5,737	5,136	601	5,136	1,726	3,410
Developed in 2021	7,285	4,794	2,491	4,794	56	4,738
Developed in 2022	3,330	(51)	3,381	(51)	—	(51)
Developed in 2023	(606)	—	(606)	—	—	—
Expansions completed before 2022	99,744	89,788	9,956	89,788	55,223	34,565
Expansions completed in 2022 or 2023	18,054	15,109	2,945	15,109	15,030	79
Expansions in process	9,358	11,549	(2,191)	11,549	11,188	361
Net operating income	183,919	163,194	20,725	163,194	108,229	54,965
Depreciation and amortization expense	(61,421)	(54,115)	(7,306)	(54,115)	(47,549)	(6,566)
Net income	$122,498	$109,079	$13,419	$109,079	$60,680	$48,399

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of December 31,			As of December 31,
	2023	2022	Change (a)	2022	2021	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2018	86.7%	87.5%	(0.9)%	87.5%	88.6%	(1.2)%
Developed in 2019	84.6%	87.3%	(3.1)%	87.3%	87.3%	—%
Developed in 2020	89.4%	94.3%	(5.2)%	94.3%	88.9%	6.1%
Developed in 2021	81.5%	82.4%	(1.1)%	82.4%	48.8%	68.9%
Developed in 2022	77.7%	43.6%	78.2%	43.6%	—%	—%
Developed in 2023	27.9%	—%	—%	—%	—%	—%
Expansions completed before 2022	86.4%	87.0%	(0.7)%	87.0%	85.0%	2.4%
Expansions completed in 2022 or 2023	70.4%	71.4%	(1.4)%	71.4%	84.8%	(15.8)%
Expansions in process	63.4%	86.2%	(26.5)%	86.2%	96.5%	(10.7)%
	79.3%	83.4%	(4.9)%	83.4%	84.4%	(1.2)%
Annual contract rent per occupied square foot:
Developed in 2018	$21.32	$20.84	2.3%	$20.84	$17.08	22.0%
Developed in 2019	18.83	18.19	3.5%	18.19	14.58	24.8%
Developed in 2020	22.73	21.75	4.5%	21.75	17.67	23.1%
Developed in 2021	19.78	18.04	9.6%	18.04	15.41	17.1%
Developed in 2022	16.20	13.84	17.1%	13.84	—	—%
Developed in 2023	9.61	—	—%	—	—	—%
Expansions completed before 2022	18.36	17.89	2.6%	17.89	14.92	19.9%
Expansions completed in 2022 or 2023	18.88	18.72	0.9%	18.72	18.19	2.9%
Expansions in process	28.66	30.93	(7.3)%	30.93	28.29	9.3%
	$18.67	$18.37	1.6%	$18.37	$15.65	17.4%
Number of facilities:
Developed in 2018	18	18	—	18	18	—
Developed in 2019	11	11	—	11	11	—
Developed in 2020	3	3	—	3	3	—
Developed in 2021	6	6	—	6	6	—
Developed in 2022	8	8	—	8	—	8
Developed in 2023	11	—	11	—	—	—
Expansions completed before 2022	61	61	—	61	61	—
Expansions completed in 2022 or 2023	22	22	—	22	22	—
Expansions in process	5	5	—	5	5	—
	145	134	11	134	126	8
Net rentable square feet (in thousands):
Developed in 2018	2,069	2,069	—	2,069	2,069	—
Developed in 2019	1,057	1,057	—	1,057	1,057	—
Developed in 2020	347	347	—	347	347	—
Developed in 2021	681	681	—	681	681	—
Developed in 2022	631	631	—	631	—	631
Developed in 2023	1,098	—	1,098	—	—	—
Expansions completed before 2022	8,390	8,382	8	8,382	8,413	(31)
Expansions completed in 2022 or 2023	2,353	1,771	582	1,771	1,216	555
Expansions in process	475	428	47	428	490	(62)
	17,101	15,366	1,735	15,366	14,273	1,093

As of December 31, 2023
Costs to develop (in thousands):
Developed in 2018	$262,187
Developed in 2019	150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Developed in 2023	193,766
Expansions completed before 2022 (c)	506,594
Expansions completed in 2022 or 2023 (c)	268,449
$1,639,167
(a)Represents the percentage change with respect to square foot occupancy and annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.
Our Developed and Expanded Facilities includes a total of 145 self-storage facilities of 17.1 million net rentable square feet. For development and expansions completed by December 31, 2023, we incurred a total cost of $1.6 billion. During 2023, Developed and Expanded Facilities contributed net operating income of $183.9 million.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at December 31, 2023. We incurred a total of $775.0 million in direct cost to expand these facilities, demolished a total of 1.3 million net rentable square feet of storage space, and built a total of 6.8 million net rentable square feet of new storage space.
At December 31, 2023, we had 23 additional facilities in development, which will have a total of 2.3 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $461.4 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at December 31, 2023, and together with additional future expansion activities primarily related to our Same Store Facilities at December 31, 2023, we expect to add a total of 1.3 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $304.8 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2021, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 7.3 million net rentable square feet, including 1.3 million in Texas, 0.5 million in Pennsylvania, 0.4 million in each of California, Florida, Illinois, Michigan, Minnesota, Ohio, and Washington, 0.3 million in each of Arizona, Georgia, and South Carolina, 0.2 million in each of Alabama, Colorado, Missouri, and Virginia, and 1.0 million in other states.
During 2023, 2022, and 2021, the average occupancy for these facilities totaled 88.1%, 90.2%, and 84.8%, respectively, and the realized rent per occupied square foot totaled $18.51, $17.10, and $13.96, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $81.9 million in 2023 as compared to 2022 and increased $174.7 million in 2022 as compared to 2021, due to elevated levels of capital expenditures and new facilities that are recently acquired and developed. We expect continued increases in depreciation expense in 2024 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded in 2024.

The following discussion and analysis of the components of net income, including Ancillary Operations and certain items not allocated to segments, present a comparison for the year ended December 31, 2023 to the year ended December 31, 2022. The results of these components for the years ended December 31, 2022 compared to December 31, 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 22, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 21, 2023.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$203,503	$188,201	$15,302
Merchandise	27,511	28,303	(792)
Third party property management	27,063	19,631	7,432
Total revenues	258,077	236,135	21,942
Cost of operations:
Tenant reinsurance	42,366	36,830	5,536
Merchandise	17,137	17,113	24
Third party property management	26,493	18,755	7,738
Total cost of operations	85,996	72,698	13,298
Net operating income:
Tenant reinsurance	161,137	151,371	9,766
Merchandise	10,374	11,190	(816)
Third party property management	570	876	(306)
Total net operating income	$172,081	$163,437	$8,644
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $15.3 million or 8.1% in 2023 over 2022, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as the increase of tenant insurance participation at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $149.8 million and $144.4 million in 2023 and 2022, respectively, representing a 3.7% year over year increase in 2023.
We expect future growth will come primarily from customers of newly acquired and developed facilities and the increase of tenant insurance participation at our same store facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $5.5 million in 2023, as compared to 2022, primarily due to increased claim expenses related to burglary events.
Third-party property management: At December 31, 2023, in our third-party property management program, we managed 210 facilities for unrelated third parties, and were under contract to manage 114 additional facilities including 105 facilities that are currently under construction. During 2023, we added 152 facilities to the program (including 25 third-party facilities from the Simply Acquisition), acquired two facilities from the program, and had 18 properties exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.

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

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Equity in earnings:
Shurgard	$27,897	$26,385	$1,512
PSB	—	80,596	(80,596)
Total equity in earnings	$27,897	$106,981	$(79,084)
Investment in Shurgard: For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.104 U.S. Dollars per Euro at December 31, 2023 (1.070 at December 31, 2022), and average exchange rates of 1.081 for 2023 and 1.054 for 2022.
Included in our equity earnings from Shurgard for the year ended December 31, 2022 is our equity share of gains on sale of real estate totaling $3.5 million (none for 2023). Also included were $36.8 million and $33.4 million of our share of depreciation and amortization expense for 2023 and 2022, respectively.
Investment in PSB: On July 20, 2022, in connection with the closing of the merger of PSB with affiliates of Blackstone Real Estate, we completed the sale of our 41% common equity interest in PSB in its entirety. At the close of the merger transaction, we received a total of $2.7 billion of cash proceeds and recognized a gain of $2.1 billion during the third quarter of 2022.
Included in our equity earnings from PSB for 2022 is our equity share of gains on sale of real estate totaling $49.1 million. Our equity share of earnings from PSB contributed $57.7 million to Core FFO in 2022. Since the sale of PSB in July 2022, we no longer recognize equity in earnings from PSB.
Real estate acquisition and development expense: In 2023, 2022 and 2021, we incurred a total of $26.5 million, $28.7 million, and $12.9 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities. These amounts are net of $18.0 million, $17.4 million and $14.6 million in 2023, 2022 and 2021, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During 2023 and 2022, we wrote off $11.7 million and $7.0 million, respectively, of accumulated development costs for cancelled development and redevelopment projects. During 2023, 2022 and 2021, we recognized a total of $1.2 million, $11.2 million, and $4.0 million, respectively, of share-based compensation expense related to real estate management personnel. The year-over-year changes in 2023 and 2022 were due primarily to the absence of comparable accelerated compensation expense recognized for awards granted to real estate management personnel who are eligible for immediate vesting of their outstanding awards upon retirement.

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change

	(Amounts in thousands)

Share-based compensation expense	$25,399	$26,661	$(1,262)	$26,661	$33,729	$(7,068)
Legal costs	3,304	4,014	(710)	4,014	6,194	(2,180)
Corporate management costs	25,708	21,808	3,900	21,808	18,594	3,214
Other costs	26,221	19,189	7,032	19,189	17,449	1,740
Total	$80,632	$71,672	$8,960	$71,672	$75,966	$(4,294)

General and administrative expense increased $9.0 million in 2023, as compared to 2022 due primarily to an increase in other costs driven by higher spending in IT applications and software development and costs incurred for our UPREIT reorganization and an increase in corporate management costs driven by higher payroll costs.
General and administrative expense decreased $4.3 million in 2022, as compared to 2021 due primarily to a decrease in share-based compensation expense driven by lower accelerated compensation expense recognized for awards granted to corporate management personnel who are eligible for immediate vesting of their outstanding awards upon retirement, partially offset by an increase in corporate management cost driven by higher payroll cost.
Interest and other income: The following table sets forth our interest and other income:

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)

Interest earned on cash balances	$64,819	$20,824	$43,995
Commercial operations	9,531	9,846	(315)
Unrealized gain on private equity investments	2,817	4,685	(1,868)
Other	8,423	5,212	3,211
Total	$85,590	$40,567	$45,023
Interest earned on cash balances increased $44.0 million in 2023 over 2022 due primarily to higher average cash balances resulting from temporary cash held from the issuance of $2.2 billion unsecured senior notes on July 26, 2023 until the funding of the Simply Acquisition on September 13, 2023 and higher interest rates in the financial markets in 2023 as compared to 2022.
Interest expense: For 2023 and 2022, we incurred $210.4 million and $142.4 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $9.3 million and $6.0 million during 2023 and 2022, respectively, associated with our development activities. The increase of interest expense in 2023 as compared to 2022 is due to the issuance of $2.2 billion of notes payable in July 2023 and the increase of Compounded SOFR on our $700.0 million variable rate unsecured notes issued in April 2021, partially offset by the interest savings on the $500.0 million unsecured notes redeemed in August 2022. At December 31, 2023, we had $9.1 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.1%.
Foreign currency exchange (loss) gain: For 2023, we recorded foreign currency losses of $51.2 million, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (gains of $98.3 million for 2022). The Euro was translated at exchange rates of approximately 1.104 U.S. Dollars per Euro at December 31, 2023 and 1.070 at December 31, 2022. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.

Gain on sale of real estate: During 2023, we completed a real estate transaction with a third-party, through which we sold an operating self-storage facility with a net book value of $7.1 million for gross proceeds of $40.0 million and acquired a nearby land parcel for $13.5 million. At the close of the transaction, we entered into a leaseback of the self-storage facility until we complete development of the acquired land into a self-storage facility, no later than December 31, 2026. Of the $40.0 million in gross proceeds, $24.3 million was allocated to the sale of the property based on its estimated fair value, resulting a net gain on sale of real estate of $17.1 million after direct transaction costs, and $15.7 million was classified as a reduction of costs to develop the acquired land included in construction in process.
During 2023, we also sold a land parcel for $0.1 million in cash and recorded a related gain on sale of real estate of $0.1 million. In 2022, we recorded gains totaling $1.5 million, in connection with the partial sale of real estate facilities pursuant to eminent domain proceedings.
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. In 2023, 2022, and 2021, we recorded income tax expense totaling $10.8 million, $14.3 million and $12.4 million, respectively, related to our taxable REIT subsidiaries and in the state and local jurisdictions in which we operate. The year-over-year changes of income tax expense in 2023 and 2022 were primarily driven by changes in state income tax, due to fluctuations of taxable income in certain states where there are differences between federal and state tax laws.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow increased from $200 million to $300 million per year in recent years to approximately $700 million in 2021, $1 billion in 2022 and $480 million for 2023 after a 50% increase in annual dividend in 2023. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $450 million for 2024.
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
On June 12, 2023, we amended our revolving line of credit, increasing the borrowing limit from $500 million to $1.5 billion. We increased the size of the revolving line of credit and its associated lender base given our increased levels of debt maturities in coming years and to serve as temporary “bridge” financing until we are able to raise longer term capital. As of December 31, 2023 and February 20, 2024, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $14.6 million of outstanding letters of credit, which limits our borrowing capacity to $1,485.4 million as of February 20, 2024. Our line of credit matures on June 12, 2027.
We believe that we have significant financial flexibility to adapt to changing conditions and opportunities, and we have significant access to sources of capital including debt and preferred equity. While the costs of financing have increased recently, based on our strong credit profile and our substantial current liquidity relative to our capital requirements noted below, we would not expect any potential capital market dislocations to have a material impact upon our expected capital and growth plans over the next 12 months. However, if capital market conditions deteriorate significantly for a long period of time, our access to or cost of debt and preferred equity capital could be negatively impacted and potentially affect future investment activities.
Our current and expected capital resources include: (i) $370.0 million of cash as of December 31, 2023 and (ii) approximately $450 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,485.4 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $420.7 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months and (ii) $810 million in scheduled principal repayments on our unsecured notes in the next twelve months, which we plan to refinance as they come due in April 2024. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of December 31, 2023, the principal outstanding on our debt totaled approximately $9.2 billion, consisting of $7.5 billion of U.S. Dollar denominated unsecured notes payable, $1.7 billion of Euro-denominated unsecured notes payable, and $1.8 million of mortgage notes payable. Approximate principal maturities and interest payments (including $62.8 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at December 31, 2023) are as follows (amounts in thousands):

	Principal	Interest	Total
2024	$810,496	$250,656	$1,061,152
2025	667,247	222,674	889,921
2026	1,150,138	196,588	1,346,726
2027	500,146	184,643	684,789
2028	1,200,129	163,152	1,363,281
Thereafter	4,825,634	1,103,883	5,929,517
	$9,153,790	$2,121,596	$11,275,386

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
We spent $237 million of capital expenditures to maintain real estate facilities in 2023 and expect to spend approximately $180 million in 2024. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $160 million in 2023 and expect to spend $150 million in 2024 on this effort. In addition, we have spent $65 million in LED lighting and the installation of solar panels in 2023 and we expect to spend $120 million in 2024.
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

The annual distribution requirement with respect to our preferred shares outstanding at December 31, 2023 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of December 31, 2023, we had development and expansion projects at a total cost of approximately $766.2 million. Costs incurred through December 31, 2023 were $345.5 million, with the remaining cost to complete of $420.7 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 20, 2024, we have three series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), and 5.600% Series H Preferred Shares ($285.0 million). See Note 10 to our December 31, 2023 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2023, we did not repurchase any of our common shares. From the inception of the repurchase program through February 20, 2024, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. We have no current plans to repurchase shares; however future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.1 billion at December 31, 2023, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at December 31, 2023 is approximately $8.6 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.1% at December 31, 2023. See Note 8 to our December 31, 2023 consolidated financial statements for further information regarding our debt (amounts in thousands).

	2024	2025	2026	2027	2028	Thereafter	Total

Debt	$810,496	$667,247	$1,150,138	$500,146	$1,200,129	$4,825,634	$9,153,790
We have foreign currency exposure at December 31, 2023 related to (i) our investment in Shurgard, with a book value of $390.2 million, and a fair value of $1.7 billion based upon the closing price of Shurgard’s stock on December 31, 2023, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and supplementary data appearing on pages F-3 to F-35 are incorporated herein by reference.
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
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Public Storage
Opinion on Internal Control Over Financial Reporting
We have audited Public Storage’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 20, 2024

ITEM 9B.    Other Information
During the three months ended December 31, 2023, no trustee or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Trustees, Executive Officers and Corporate Governance
The following is a biographical summary of the current executive officers of the Company:
Joseph D. Russell, Jr., age 64, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019.
H. Thomas Boyle, age 40, has served as Chief Financial Officer since January 1, 2019 and Chief Investment Officer since January 1, 2023. Previously, Mr. Boyle was Vice President and Chief Financial Officer, Operations, from November 2016, when he joined the Company, until January 2019. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets. Mr. Boyle has served as a director of Shurgard since May 2023.
Natalia N. Johnson, age 46, has served as Chief Administrative Officer since August 4, 2020. Previously, Ms. Johnson was Senior Vice President, Chief Human Resources Officer from April 2018 until August 2020, and prior to that was Senior Vice President of Human Resources, a position she held since joining the Company in July 2016. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business, and worked for Coca-Cola Andina and San Cristόbal Insurance. Ms. Johnson has served as a director of WillScot Mobile Mini Holdings Corp. since August 2023 and is a member of the Audit and Compensation committees.
Nathaniel A. Vitan, age 50, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019, and was previously Vice President and Chief Counsel–Litigation and Operations since joining the Company in June 2016 until April 2019. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services LLC from 2008 to 2016, and before then was a Trial and Appellate Practice attorney at Latham & Watkins LLP.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information, as of December 31, 2023 on the Company’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders (a)	3,724,762 (b)	$ 220.18 (c)	1,364,578
Equity compensation plans not approved by security holders (d)	—	—	—
Total	3,724,762 (b)	$ 220.18 (c)	1,364,578
a)The Company’s equity compensation plans are described more fully in Note 12 to the December 31, 2023 financial statements. All plans have been approved by the Company’s shareholders.
b)Includes (i) stock options to purchase 3,244,606 common shares, including performance-based stock options as to which the performance period had not ended or the Compensation Committee had not certified performance as of December 31, 2023, which stock options are reflected in the table above assuming a maximum payout, (ii) 469,387 restricted share units, including performance-based restricted share units as to which the performance period had not ended as of December 31, 2023, which restricted share units are reflected in the table above assuming a maximum payout, and (iii) 10,769 fully vested deferred share units. All restricted share units, if and when vested, and all deferred share units will be settled in common shares on a one-for-one basis.
c)Represents the weighted average exercise price of stock options to purchase 2,857,836 common shares, excluding the performance-based stock options described in footnote (b), above. The 469,387 restricted share units would vest for no consideration.
d)There were no securities outstanding or available for future issuance under equity compensation plans not approved by the Company’s shareholders.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    Certain Relationships and Related Transactions and Trustee Independence
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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
3.Exhibits
See Index to Exhibits contained herein.
b.Exhibits:
See Index to Exhibits contained herein.
c.Financial Statement Schedules
Not applicable.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

2.1
Agreement and Plan of Merger, dated August 2, 2023, by and among Old PSA, New PSA and Merger Sub. Filed as Exhibit 2.1 to the Company’s Current Report on For 8-K dated August 2, 2023 and incorporated herein by reference.

3.1
Amended and Restated Declaration of Trust of Public Storage, a Maryland real estate investment trust, dated August 14, 2023. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Public Storage. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 13, 2023 and incorporated herein by reference.

3.3	Articles of Merger. Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

3.4	Articles Supplementary of Public Storage, dated August 2, 2023. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 2, 2023 and incorporated herein by reference.

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed herewith.

4.2	Master Deposit Agreement, dated as of May 31, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007 and incorporated herein by reference.

4.3
Amended and Restated Indenture, dated as of August 14, 2023, among Public Storage, Public Storage Operating Company and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

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

4.15
Twelfth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2033 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.16
Thirteenth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2029 Notes. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.17
Fourteenth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2033 Notes. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.18
Fifteenth Supplemental Indenture, dated as of July 26, 2023, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2053 Notes. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated July 26, 2023 and incorporated herein by reference.

4.19
Sixteenth Supplemental Indenture, dated August 14, 2023, by and among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

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

10.3
Amendment No. 1 to 2015 Note Purchase Agreement, dated as of July 28, 2023, by and among Public Storage and the signatories thereto. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference.

10.4
Amendment No. 1 to 2016 Note Purchase Agreement, dated as of July 28, 2023, by and among Public Storage and the signatories thereto. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference.

10.5
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

10.6	Parent Guarantee, dated as of August 14, 2023, by Public Storage. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

10.7	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.8*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended (2007 Plan). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.9*
Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan (2016 Plan). Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

10.10*
Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan (2021 Plan). Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

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

10.23*	Form of 2021 Plan Employee Stock Unit Agreement (2021). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.24*	Form of 2021 Plan Employee Stock Unit Agreement (2022). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference.

10.25*
Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.26*
Form of 2021 Plan Performance-Based Non-Qualified Stock Option Agreement (2022). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.27*
Form of 2021 Plan Performance-Based Stock Unit Agreement (2022). Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

21	Listing of Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1)	SEC File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE

Date: February 20, 2024	By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 20, 2024
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial and Investment Officer (principal financial officer)	February 20, 2024
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 20, 2024
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 20, 2024
Tamara Hughes Gustavson

/s/ Leslie Stone Heisz	Trustee	February 20, 2024
Leslie Stone Heisz

/s/ Shankh S. Mitra	Trustee	February 20, 2024
Shankh S. Mitra

/s/ David J. Neithercut	Trustee	February 20, 2024
David J. Neithercut

/s/ Rebecca Owen	Trustee	February 20, 2024
Rebecca Owen

/s/ Kristy M. Pipes	Trustee	February 20, 2024
Kristy M. Pipes

/s/ Avedick B. Poladian	Trustee	February 20, 2024
Avedick B. Poladian

/s/ John Reyes	Trustee	February 20, 2024
John Reyes

Signature	Title	Date

/s/ Tariq M. Shaukat	Trustee	February 20, 2024
Tariq M. Shaukat

/s/ Ronald P. Spogli	Trustee	February 20, 2024
Ronald P. Spogli

/s/ Paul S. Williams	Trustee	February 20, 2024
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Purchase Price Allocation

Description of the Matter
For the year ended December 31, 2023, the Company completed the acquisition of 164 self-storage facilities for a total purchase price of $2.7 billion. As further discussed in Notes 2, 3 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed, which consisted principally of land, buildings and acquired customers in place.
Auditing the accounting for the Company’s 2023 acquisitions of self-storage facilities was subjective because the Company, with the assistance of its external valuation specialist, must exercise a high level of management judgment in determining the estimated fair value of land, buildings and acquired customers in place. The estimated fair value of land is based upon observable transactions involving comparable land in similar locations, as adjusted for location quality, parcel size and date of sale associated with the acquired facilities. Determining the fair value of acquired land was difficult due to the judgment utilized by management in making adjustments to the observable transaction data used in the estimate, particularly when there is a lack of recent comparable land market data. The estimated fair value of the acquired buildings was based upon (i) the income approach, which included estimating the fair value of hypothetical vacant acquired buildings and adjusting for the estimated fair value of land or (ii) estimated replacement costs, which were calculated by estimating the replacement cost of new facilities in similar geographic regions and adjusting those costs for the age, quality, amenities and configuration associated with the acquired facilities. Determining the fair value of the acquired buildings was challenging due to the judgment utilized by management in determining the assumptions utilized in the income approach and replacement cost approach. The estimated fair value of the acquired customers in place was based upon the income approach, which included estimating the forgone rent over the presumed period of time to absorb the occupied spaces if they were vacant at the time of acquisition. Determining the fair value of acquired customers in place was challenging due to the judgment utilized by management in determining the assumptions used in the income approach.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired self-storage facilities, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the estimated fair values of the land, buildings and acquired customers in place, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.
For the 2023 acquisitions of self-storage facilities described above, our procedures included, but were not limited to, reading the purchase and sale agreements and other closing documents, evaluating whether the Company had appropriately determined the transaction was an asset acquisition or business combination and performing a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land, building and acquired customers in place values. For certain of these asset acquisitions, we also evaluated the methods and significant assumptions used by the Company and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to perform corroborative analyses to assess whether the assumptions used in the valuation and the estimated fair values were supported by observable market data.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1980.
Los Angeles, California
February 20, 2024

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS

Cash and equivalents	$370,002	$775,253
Real estate facilities, at cost:
Land	5,628,488	5,273,073
Buildings	21,836,750	18,946,053
	27,465,238	24,219,126
Accumulated depreciation	(9,423,974)	(8,554,155)
	18,041,264	15,664,971
Construction in process	345,453	372,992
	18,386,717	16,037,963

Investments in unconsolidated real estate entities	390,180	275,752
Goodwill and other intangible assets, net	387,267	232,517
Other assets	275,050	230,822
Total assets	$19,809,216	$17,552,307

LIABILITIES AND EQUITY

Notes payable	$9,103,277	$6,870,826
Accrued and other liabilities	598,993	514,680
Total liabilities	9,702,270	7,385,506

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2022) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,670,727 shares issued and outstanding (175,265,668 shares at December 31, 2022)	17,567	17,527
Paid-in capital	5,980,760	5,896,423
Accumulated deficit	(267,910)	(110,231)
Accumulated other comprehensive loss	(67,239)	(80,317)
Total Public Storage shareholders’ equity	10,013,178	10,073,402
Noncontrolling interests	93,768	93,399
Total equity	10,106,946	10,166,801
Total liabilities and equity	$19,809,216	$17,552,307

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021

Revenues:
Self-storage facilities	$4,259,613	$3,946,028	3,203,566
Ancillary operations	258,077	236,135	212,258
	4,517,690	4,182,163	3,415,824

Expenses:
Self-storage cost of operations	1,061,950	980,209	852,030
Ancillary cost of operations	85,996	72,698	68,568
Depreciation and amortization	970,056	888,146	713,428
Real estate acquisition and development expense	26,451	28,744	12,923
General and administrative	80,632	71,672	75,966
Interest expense	201,132	136,319	90,774
	2,426,217	2,177,788	1,813,689

Other increases (decreases) to net income:
Interest and other income	85,590	40,567	12,306
Equity in earnings of unconsolidated real estate entities	27,897	106,981	232,093
Foreign currency exchange (loss) gain	(51,197)	98,314	111,787
Gain on sale of real estate	17,178	1,503	13,683
Gain on sale of equity investment in PS Business Parks, Inc.	—	2,128,860	—
Income before income tax expense	2,170,941	4,380,600	1,972,004
Income tax expense	(10,821)	(14,326)	(12,365)
Net income	2,160,120	4,366,274	1,959,639
Allocation to noncontrolling interests	(11,793)	(17,127)	(6,376)
Net income allocable to Public Storage shareholders	2,148,327	4,349,147	1,953,263
Allocation of net income to:
Preferred shareholders	(194,703)	(194,390)	(186,579)
Preferred shareholders - redemptions (Note 10)	—	—	(28,914)
Restricted share units	(4,883)	(12,469)	(5,326)
Net income allocable to common shareholders	$1,948,741	$4,142,288	$1,732,444
Net income per common share:
Basic	$11.11	$23.64	$9.91
Diluted	$11.06	$23.50	$9.87

Basic weighted average common shares outstanding	175,472	175,257	174,858
Diluted weighted average common shares outstanding	176,143	176,280	175,568

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021

Net income	$2,160,120	$4,366,274	$1,959,639
Foreign currency translation gain (loss) on investment in Shurgard	13,078	(26,730)	(10,186)
Total comprehensive income	2,173,198	4,339,544	1,949,453
Allocation to noncontrolling interests	(11,793)	(17,127)	(6,376)
Comprehensive income allocable to Public Storage shareholders	$2,161,405	$4,322,417	$1,943,077

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2020	$3,792,500	$17,458	$5,707,101	$(914,791)	$(43,401)	$8,558,867	$18,032	$8,576,899	$—
Issuance of 47,300 preferred shares (Note 10)	1,182,500	—	(35,045)	—	—	1,147,455	—	1,147,455	—
Redemption of 35,000 preferred shares (Note 10)	(875,000)	—	—	—	—	(875,000)	—	(875,000)	—
Issuance of common shares in connection with share-based compensation (552,713 shares) (Note 12)	—	55	95,805	—	—	95,860	—	95,860	—
Share-based compensation expense, net of cash paid in lieu of common shares (Note 12)	—	—	54,492	—	—	54,492	—	54,492	—
Acquisition of noncontrolling interests	—	—	(686)	—	—	(686)	(6)	(692)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	2,451	2,451	68,170
Net income	—	—	—	1,959,639	—	1,959,639	—	1,959,639	—
Net income allocated to noncontrolling interests	—	—	—	(6,376)	—	(6,376)	5,906	(470)	470
Distributions to:									—
Preferred shareholders (Note 10)	—	—	—	(186,579)	—	(186,579)	—	(186,579)	—
Noncontrolling interests	—	—	—	—	—	—	(6,271)	(6,271)	(391)
Common shareholders and restricted share unitholders ($8.00 per share)	—	—	—	(1,402,309)	—	(1,402,309)	—	(1,402,309)	—
Other comprehensive loss	—	—	—	—	(10,186)	(10,186)	—	(10,186)	—
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares (Note 10)	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (283,190 shares) (Note 12)	—	29	35,376	—	—	35,405	—	35,405	—
Retirement of common shares (151,977 shares)	—	(15)	15	—	—	—	—	—	—
Taxes paid upon net share settlement of restricted share units	—	—	(16,827)	—	—	(16,827)	—	(16,827)	—
Share-based compensation expense (Note 12)	—	—	63,360	—	—	63,360	—	63,360	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,708	6,708	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	4,366,274	—	4,366,274	—	4,366,274	—
See accompanying notes.

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Net income allocated to noncontrolling interests	—	—	—	(17,127)	—	(17,127)	16,467	(660)	660
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(194,390)	—	(194,390)	—	(194,390)	—
Noncontrolling interests	—	—	—	—	—	—	(33,714)	(33,714)	(509)
Common shareholders and restricted share unitholders ($21.15 per share)	—	—	—	(3,714,572)	—	(3,714,572)	—	(3,714,572)	—
Other comprehensive loss	—	—	—	—	(26,730)	(26,730)	—	(26,730)	—
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801	$—
Issuance of common shares in connection with share-based compensation (405,059 shares) (Note 12)	—	40	53,346	—	—	53,386	—	53,386	—
Taxes paid upon net share settlement of restricted share units	—	—	(13,950)	—	—	(13,950)	—	(13,950)	—
Share-based compensation cost (Note 12)	—	—	44,941	—	—	44,941	—	44,941	—
Contributions by noncontrolling interests	—	—	—	—	—	—	3,203	3,203	—
Net income	—	—	—	2,160,120	—	2,160,120	—	2,160,120	—
Net income allocated to noncontrolling interests	—	—	—	(11,793)	—	(11,793)	11,793	—	—
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(194,703)	—	(194,703)	—	(194,703)	—
Noncontrolling interests	—	—	—	—	—	—	(14,627)	(14,627)	—
Common shareholders and restricted share unitholders ($12.00 per share)	—	—	—	(2,111,303)	—	(2,111,303)	—	(2,111,303)	—
Other comprehensive income	—	—	—	—	13,078	13,078	—	13,078	—
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$2,160,120	$4,366,274	$1,959,639
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of equity investment in PS Business Parks, Inc.	—	(2,128,860)	—
Gain on sale of real estate	(17,178)	(1,503)	(13,683)
Depreciation and amortization	970,056	888,146	713,428
Equity in earnings of unconsolidated real estate entities	(27,897)	(106,981)	(232,093)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	29,333	134,769	150,488
Unrealized foreign currency exchange loss (gain)	51,239	(97,563)	(111,787)
Share-based compensation expense	41,566	56,703	59,815
Other non-cash adjustments	20,508	15,207	4,883
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(16,365)	(29,638)	(44,127)
Accrued and other liabilities	35,266	20,587	56,992
Net cash flows from operating activities	3,246,648	3,117,141	2,543,555
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(236,572)	(218,713)	(136,989)
Capital expenditures for property enhancements	(159,939)	(189,699)	(103,730)
Capital expenditures for energy efficiencies (LED lighting, solar)	(64,626)	(51,361)	(29,519)
Development and expansion of real estate facilities	(364,445)	(313,511)	(281,981)
Acquisition of real estate facilities and intangible assets	(473,176)	(757,944)	(5,047,106)
Acquisition of BREIT Simply Storage LLC, net of cash acquired	(2,178,151)	—	—
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	10,975	13,670	19,518
Contributions to unconsolidated real estate entities	(112,554)	—	—
Proceeds from sale of real estate investments	39,986	1,543	16,296
Proceeds from sale of equity investment in PS Business Parks, Inc.	—	2,636,011	—
Net cash flows (used in) from investing activities	(3,538,502)	1,119,996	(5,563,511)
Cash flows from financing activities:
Issuance costs on amendment of credit facility	(8,377)	—	—
Repayments of notes payable	(8,259)	(513,495)	(2,218)
Issuance of notes payable, net of issuance costs	2,181,273	—	5,038,904
Issuance of preferred shares	—	242,832	1,147,455
Issuance of common shares in connection with share-based compensation	53,131	35,271	95,860
Redemption of preferred shares	—	—	(1,175,000)
Taxes paid upon net share settlement of restricted share units	(13,950)	(16,827)	(13,069)
Acquisition of noncontrolling interests	—	—	(692)
Contributions by noncontrolling interests	3,203	1,669	2,451
Distributions paid to preferred shareholders, common shareholders and restricted share unitholders	(2,305,322)	(3,908,497)	(1,588,888)
Distributions paid to noncontrolling interests	(14,627)	(34,223)	(6,662)
Net cash flows (used in) from financing activities	(112,928)	(4,193,270)	3,498,141
Net cash flows (used in) from operating, investing, and financing activities	(404,782)	43,867	478,185
Net effect of foreign exchange impact on cash and equivalents, including restricted cash	—	—	505
Net (decrease) increase in cash and equivalents, including restricted cash	$(404,782)	$43,867	$478,690
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$775,253	$734,599	$257,560
Restricted cash included in other assets	29,904	26,691	25,040
	$805,157	$761,290	$282,600

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$370,002	$775,253	$734,599
Restricted cash included in other assets	30,373	29,904	26,691
	$400,375	$805,157	$761,290

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(10,798)	$(9,903)	$(10,879)
Capital expenditures for property enhancements	(3,046)	(4,502)	(11,726)
Capital expenditures for energy efficiencies (LED lighting, solar)	(386)	(855)	(775)
Construction or expansion of real estate facilities	(68,099)	(65,650)	(50,051)

Real estate acquired in exchange for noncontrolling interests	—	(19,865)	(68,170)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$146,213	$127,711	$74,192
Cash paid for income taxes, net of refunds	11,056	11,293	12,696

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
On August 14, 2023, the Company completed a reorganization in which its interest in its facilities is now held through an operating partnership, Public Storage OP, L.P. (“PSA OP”) and its subsidiaries including Public Storage Operating Company (“PSOC”), formerly known as Public Storage. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. The reorganization was accounted for as a transaction between entities under common control and there was no change in the Company’s total assets, liabilities or results of operations. Subsequent to the reorganization, the primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the membership interests in PSOC. As of December 31, 2023, the Company owned all of the limited partnership interests of PSA OP.
At December 31, 2023, we owned equity interests in 3,044 self-storage facilities (with approximately 218.1 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.2 million net rentable square feet of commercial and retail space. In addition, we managed 210 facilities for third parties at December 31, 2023.
At December 31, 2023, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 275 self-storage facilities (with approximately 15 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).
We revised our prior period financial statements to correct the presentation of income tax expense in the Consolidated Statements of Income. Income tax expense in the amounts of $14.3 million and $12.4 million for 2022 and 2021, respectively, previously included in general and administrative expense, has been reclassified and presented separately in the Consolidated Statements of Income to conform to the 2023 presentation. This immaterial correction had no impact on our net income. The correction also had no impact on our balance sheet, statements of comprehensive income, statements of equity, or cash flows as of and for the years ended December 31, 2022 and 2021.
Certain amounts previously reported in our 2022 and 2021 Consolidated Statements of Income have been reclassified to conform to the 2023 presentation, with respect to the separate presentation of real estate acquisition and development expense in the amounts of $28.7 million and $12.9 million for 2022 and 2021, respectively, previously included in general and administrative expense. The reclassifications had no impact on our net income.
Certain amounts previously reported in our 2022 and 2021 Statements of Cash Flows have been reclassified to conform to the 2023 presentation, with respect to the separate presentation of changes in operating assets and liabilities in the cash flows from operating activities section and major types of capital expenditures in the cash flows from investing activities section. The reclassifications did not affect the subtotals for cash flows from operating, investing or financing activities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 15) are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Summary of Significant Accounting Policies
Consolidation and Equity Method of Accounting
We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. In addition, we have general partner interests in limited partnerships along with third-party investors to develop, construct or operate self-storage facilities. As the general partner, we consider the limited partnerships to be VIEs if the limited partners lack both substantive participating rights and substantive kick-out rights. We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. PSA OP met the definition of a VIE and is consolidated by the Company as the primary beneficiary of PSA OP. All of the assets and liabilities of the Company are held by PSA OP. The total assets, primarily real estate assets, and the total liabilities of our other consolidated VIEs are not material as of December 31, 2023. We consolidate all other entities when we control them through voting shares or contractual rights. We refer to the entities we consolidate, for the period in which the reference applies, collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Goodwill and Other Intangible Assets
Intangible assets consist of goodwill, the Shurgard® trade name, which Shurgard uses pursuant to a fee-based licensing agreement, and finite-lived assets. Goodwill and the Shurgard® trade name have indefinite lives and are not amortized. Our finite-lived assets consist primarily of (i) acquired customers in place amortized relative to the benefit of the customers in place, with such amortization reflected as depreciation and amortization expense on our income statement, (ii) property tax abatements acquired and amortized relative to the reduction in property tax paid, with such amortization reflected as self-storage cost of operations on our income statement and (iii) acquired non real estate-related contracts, with such amortization reflected as depreciation and amortization expense on our income statement.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Foreign Currency Exchange Translation
The local currency (primarily the Euro) is the functional currency for our interests in foreign operations. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our consolidated statements of income are translated at the average exchange rates during the respective period. Cumulative translation adjustments, are included in equity as a component of accumulated other comprehensive income (loss).
When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.
At December 31, 2023, due primarily to our investment in Shurgard (Note 5) and our notes payable denominated in Euros (Note 8), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar. The Euro was translated at exchange rates of approximately 1.104 U.S. Dollars per Euro at December 31, 2023 (1.070 at December 31, 2022), and average exchange rates of 1.081, 1.054 and 1.183 for the years ended December 31, 2023, 2022, and 2021, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Income Taxes
We and a subsidiary of PSOC have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). For each taxable year in which we qualify for taxation as a REIT, we will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our shareholders. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no U.S. federal corporate income tax expense related to our REIT taxable income.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. Our tenant reinsurance, merchandise, and third party management operations are conducted under these TRSs and are subject to federal corporate income tax. For these entities, deferred tax assets and liabilities for temporary differences are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future.
We recognize tax benefits of uncertain income tax positions only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2023, we had no tax benefits that were not recognized.
We also incur income taxes in certain state and local jurisdictions, which are included in income tax expense in the Consolidated Statements of Income.
Share-Based Compensation
We generally estimate the fair value of share-based payment awards on the date of grant. We determine the fair value of restricted share units (“RSUs”) with no market conditions based on the closing market price of the Company’s common shares on the date of grant. We value stock options with no market conditions at the grant date using the Black-Scholes option-pricing model. We value stock options and RSUs with market conditions at the grant date using a Monte-Carlo valuation simulation. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by our stock price as well as assumptions regarding a number of subjective and complex variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards. For stock options, variables also include actual and projected stock option exercise behaviors. For restricted share units and stock options with performance conditions, we adjust compensation cost each quarter as needed for any changes in the assessment of the probability that the specified performance criteria will be achieved.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Our share-based compensation plans allow immediate vesting of outstanding unvested awards upon retirement (“Retirement Acceleration”) for employees who meet certain conditions. We accelerate amortization of compensation expense for each grant by changing the end of the service period from the original vesting date to the date an employee is expected to be eligible for Retirement Acceleration, if earlier.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

4.Real Estate Facilities

Activity in real estate facilities during 2023, 2022, and 2021 is as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$24,219,126	$22,807,833	$17,372,627
Capital expenditures to maintain real estate facilities	232,048	205,169	137,428
Capital expenditures for property enhancements	163,380	194,931	116,478
Capital expenditures for energy efficiencies (LED lighting, solar)	65,026	52,216	30,294
Acquisitions	2,442,118	733,442	4,940,413
Dispositions and other	(19,322)	(1,704)	(7,408)
Developed or expanded facilities opened for operation	362,862	227,239	218,001
Ending balance	27,465,238	24,219,126	22,807,833
Accumulated depreciation:
Beginning balance	(8,554,155)	(7,773,308)	(7,152,135)
Depreciation expense	(881,255)	(781,931)	(625,968)
Dispositions and other	11,436	1,084	4,795
Ending balance	(9,423,974)	(8,554,155)	(7,773,308)
Construction in process:
Beginning balance	372,992	272,471	188,079
Costs incurred to develop and expand real estate facilities	356,788	336,948	302,393
Acquisitions	2,922	—	—
Write-off of cancelled projects and transfer to other assets	(24,387)	(9,188)	—
Developed or expanded facilities opened for operation	(362,862)	(227,239)	(218,001)
Ending balance	345,453	372,992	272,471
Total real estate facilities at December 31,	$18,386,717	$16,037,963	$15,306,996
During 2023, in addition to the Simply Acquisition, we acquired 37 self-storage facilities (2.7 million net rentable square feet of storage space), for a total cost of $473.2 million in cash. Approximately $23.2 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $362.9 million during 2023, adding 1.7 million net rentable square feet of self-storage space. Construction in process at December 31, 2023 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities. During 2023, we wrote off $11.7 million of accumulated development costs for cancelled development and redevelopment projects in construction in process as real estate acquisition and development expense. We also transferred $12.7 million of land cost related to cancelled development projects to other assets at December 31, 2023.
During 2023, we completed a real estate transaction with a third-party, through which we sold an operating self-storage facility with a net book value of $7.1 million for gross proceeds of $40.0 million and acquired a nearby land parcel for $13.5 million. At the close of the transaction, we entered into a leaseback of the self-storage facility until we complete development of the acquired land into a self-storage facility, no later than December 31, 2026. Of the $40.0 million in gross proceeds, $24.3 million was allocated to the sale of the property based on its estimated fair value, resulting a net gain on sale of real estate of $17.1 million after direct transaction costs, and $15.7 million was classified as a reduction of costs to develop the acquired land included in construction in process.
During 2023, we also sold a land parcel for $0.1 million in cash and recorded a related gain on sale of real estate of $0.1 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

During 2022, we acquired 74 self-storage facilities (4.7 million net rentable square feet of storage space), for a total cost of $730.5 million, consisting of $710.6 million in cash and $19.9 million in partnership units in one of our subsidiaries. Approximately $24.1 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $227.2 million during 2022, adding 1.4 million net rentable square feet of self-storage space. Construction in process at December 31, 2022 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities. During 2022, we wrote off $7.0 million of accumulated development costs for cancelled development and redevelopment projects in construction in process as real estate acquisition and development expense. We also transferred $2.2 million of land cost related to a cancelled development project to other assets at December 31, 2022.
Additionally, on July 8, 2022, we acquired from PS Business Parks, Inc. (“PSB”) the commercial interests in five properties at three sites jointly occupied with certain of our self-storage facilities located in Maryland and Virginia, for $47.3 million. We recognized $27.0 million of real estate assets and $0.7 million of intangibles for the properties acquired, representing the cost of these commercial properties that we did not have interest in through our equity investment in PSB. We recognized the remaining $19.6 million as an increase to our basis in our equity investment in PSB, which represents the elimination of our portion of the gain recorded by PSB.
During 2022, we sold portions of real estate facilities in connection with eminent domain proceedings for $1.5 million in cash proceeds and recorded a related gain on sale of real estate of approximately $1.5 million.
During 2021, we acquired 232 self-storage facilities (21.8 million net rentable square feet of storage space), for a total cost of $5.1 billion, consisting of $5.0 billion in cash and $68.2 million in partnership units in one of our subsidiaries. Approximately $174.9 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $218.0 million during 2021, adding 1.6 million net rentable square feet of self-storage space. During 2021, we sold portions of real estate facilities in connection with eminent domain proceedings for $16.3 million in cash proceeds and recorded a related gain on sale of real estate of approximately $13.7 million.
At December 31, 2023, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $18.3 billion (unaudited).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

5.Investments in Unconsolidated Real Estate Entities
The following table sets forth our equity in earnings of the Unconsolidated Real Estate Entities (amounts in thousands):

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Year Ended December 31,
	2023	2022	2021

Shurgard	$27,897	$26,385	$24,371
PSB	—	80,596	207,722
Total	$27,897	$106,981	$232,093
Investment in Shurgard
Our investment in Shurgard was $390.2 million and $275.8 million as of December 31, 2023 and December 31, 2022, respectively.
Throughout all periods presented, we had a 35% equity interest in Shurgard. On November 14, 2023, Shurgard issued 8,163,265 new common shares to institutional investors. Public Storage participated on a pro-rata basis in the offering and acquired 2,863,674 common shares for a cost of $112.6 million, maintaining our 35% equity interest in Shurgard. As a result of the offering, Shurgard common shares that we effectively owned increased from 31,268,459 as of December 31, 2022 to 34,132,133 as of December 31, 2023.
Based upon the closing price at December 31, 2023 (€44.86 per share of Shurgard common stock, at 1.104 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.7 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During 2023, 2022, and 2021, we received $3.8 million, $3.5 million, and $3.5 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.3 million, $1.2 million, and $1.2 million of intra-entity profits and losses for 2023, 2022, and 2021, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
During 2023, 2022, and 2021, we received cash dividend distributions from Shurgard totaling $39.0 million, $37.8 million, and $41.5 million, respectively. Approximately $11.0 million, $13.7 million, and $19.5 million of total cash distributions from Shurgard during the year ended 2023, 2022, and 2021, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At December 31, 2023, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $63.7 million ($67.8 million at December 31, 2022). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $4.1 million, $6.9 million, and $8.4 million during 2023, 2022, and 2021, respectively.
As of December 31, 2023, 2022, and 2021, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $13.1 million other comprehensive gain, $26.7 million other comprehensive loss, and $10.2 million other comprehensive loss, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
During 2022 and 2021, we received cash distributions from PSB totaling $109.5 million and $127.3 million, respectively, which were classified within cash flows from operating activities in the Consolidated Statements of Cash flows. Since the sale of PSB in July 2022, we no longer recognize equity in earnings or receive cash distributions from PSB.
Summarized financial information of PSB
The following table represents summarized financial information for PSB derived from its reported financial statements prepared under US GAAP before our basis difference adjustments for the years ended December 31, 2022 and 2021 (amounts in thousands). Due to the complete sale of our equity investment in PSB in July 2022, the summarized financial information for 2022 includes PSB's financial activities through June 30, 2022, which represents the most practical date of such reported information prior to the transaction. Summarized financial information for Shurgard is excluded in the table below.

	Year Ended December 31,
	2022	2021

Revenues	$223,750	$438,703
Costs of operations	66,701	130,896
Operating income	88,702	195,264
Gain on sale of real estate	118,801	359,875
Net Income	208,665	553,029
6.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At December 31, 2023			At December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	995,578	(792,978)	202,600	758,106	(710,256)	47,850
Total goodwill and other intangible assets	$1,180,245	$(792,978)	$387,267	$942,773	$(710,256)	$232,517
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $82.7 million, $95.2 million and $76.6 million in 2023, 2022, and 2021, respectively. During 2023, 2022, and 2021, intangibles increased $237.5 million, $24.8 million, and $174.9 million, respectively, in connection with the Simply Acquisition (Note 3) and the acquisition of real estate facilities (Note 4).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The remaining amortization expense will be recognized over a weighted average life of approximately 1.2 years. The estimated future amortization expense for our finite-lived intangible assets at December 31, 2023 is as follows (amounts in thousands):

Year	Amount
2024	$116,338
2025	60,467
2026	19,129
2027	2,797
2028	377
Thereafter	3,492
Total	$202,600
7.Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at December 31, 2023). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at December 31, 2023). At December 31, 2023 and February 20, 2024, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.6 million at December 31, 2023 ($18.6 million at December 31, 2022 under the previous credit facility). The Credit Facility has various customary restrictive covenants with which we were in compliance at December 31, 2023. We incurred a total of $8.4 million of issuance costs associated with the amended Credit Facility, which is classified as Other Assets on the Consolidated Balance Sheets and will be amortized as Interest Expense on the Consolidated Statement of Income through June 12, 2027.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

8.Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at December 31, 2023 and December 31, 2022 are set forth in the tables below:

			Amounts at December 31, 2023				Amounts at December 31, 2022
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.831%	$700,000	$(221)	$699,779	$700,031	$699,075	$691,309
Notes due July 25, 2025	SOFR+0.60%	5.961%	400,000	(1,278)	398,722	400,295	—	—
Notes due February 15, 2026	0.875%	1.030%	500,000	(1,581)	498,419	462,362	497,678	441,849
Notes due November 9, 2026	1.500%	1.640%	650,000	(2,487)	647,513	597,131	646,643	578,899
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,964)	498,036	476,394	497,508	466,029
Notes due May 1, 2028	1.850%	1.962%	650,000	(2,922)	647,078	584,520	646,401	558,197
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,337)	547,663	490,758	547,182	468,509
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,947)	497,053	516,899	—	—
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,637)	498,363	477,692	498,053	456,855
Notes due May 1, 2031	2.300%	2.419%	650,000	(5,012)	644,988	562,240	644,303	530,390
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,782)	547,218	469,845	546,866	443,514
Notes due August 1, 2033	5.100%	5.207%	700,000	(5,552)	694,448	725,753	—	—
Notes due August 1, 2053	5.350%	5.442%	600,000	(7,983)	592,017	628,413	—	—
			7,450,000	(38,703)	7,411,297	7,092,333	5,223,709	4,635,551

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	110,372	—	110,372	109,380	107,035	104,344
Notes due November 3, 2025	2.175%	2.175%	267,116	—	267,116	261,083	259,039	246,119
Notes due September 9, 2030	0.500%	0.640%	772,607	(7,488)	765,119	638,177	740,634	566,204
Notes due January 24, 2032	0.875%	0.978%	551,862	(4,322)	547,540	455,895	530,317	396,297
			1,701,957	(11,810)	1,690,147	1,464,535	1,637,025	1,312,964

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.7 million	4.398%	4.398%	1,833	—	1,833	1,733	10,092	9,568

			$9,153,790	$(50,513)	$9,103,277	$8,558,601	$6,870,826	$5,958,083

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
On April 23, 2021, we completed a public offering of $700 million, $650 million, and $650 million aggregate principal amount of senior notes bearing interest at an annual rate of the Compounded SOFR plus 0.47% (reset quarterly and at 4.36% as of December 31, 2022), 1.850%, and 2.300%, respectively, and maturing on April 23, 2024, May 1, 2028, and May 1, 2031, respectively. Interest on the 2024 notes is payable quarterly, commencing on July 23, 2021. Interest on the 2028 notes and 2031 notes is payable semi-annually, commencing on November 1, 2021. In connection with the offering, we incurred a total of $13.7 million in costs.
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
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at December 31, 2023. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 16% at December 31, 2023) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 17x for the twelve months ended December 31, 2023) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange (loss) gain” on our income statement (losses of $51.6 million for 2023, as compared to gains of $99.2 million for 2022 and $111.8 million for 2021).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At December 31, 2023, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At December 31, 2023, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Unsecured Debt	Mortgage Debt	Total

2024	$810,372	$124	$810,496
2025	667,116	131	667,247
2026	1,150,000	138	1,150,138
2027	500,000	146	500,146
2028	1,200,000	129	1,200,129
Thereafter	4,824,469	1,165	4,825,634
	$9,151,957	$1,833	$9,153,790
Weighted average effective rate	3.1%	4.4%	3.1%
Cash paid for interest totaled $155.5 million, $133.8 million, and $77.7 million for 2023, 2022, and 2021, respectively. Interest capitalized as real estate totaled $9.3 million, $6.0 million, and $3.5 million for 2023, 2022, and 2021, respectively.
9.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries we consolidate of which we do not own 100% of the equity. At December 31, 2023, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the request of the unitholder.
10.Shareholders’ Equity

Preferred Shares
At December 31, 2023 and December 31, 2022, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2023		At December 31, 2022
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At December 31, 2023, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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
During 2022 and 2021, we issued the following series of Preferred Shares at an issuance price of $25.00 per depository share with each depository share representing 0.001 of a share of Preferred Share (none in 2023) (amounts in thousands):

Year	Series	Shares	Gross Proceeds	Issuance Costs
2022	S	10,000	$250,000	$7,168
2021	P, Q and R	47,300	1,182,500	35,045
During 2021, we redeemed the following series of Preferred Shares at par (none in 2023 and 2022) (amounts in thousands):

Year	Series	Aggregate Redemption Amount	Allocation of Income to Preferred Shares Holders in Connection with Redemption
2021	C, D and E	$875,000	$28,914
Common Shares
During 2023, 2022, and 2021, activity with respect to the issuance of our common shares was as follows (dollar amounts in thousands):

	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and exercise of stock options (Note 12)	405,059	$53,386	283,190	$35,405	552,713	$95,860
Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions. Through December 31, 2023, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2023.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

On February 4, 2023, our Board declared a 50% increase in our regular common quarterly dividend from $2.00 to $3.00 per share. The distribution equates to an annualized increase to the Company’s regular common dividend from $8.00 to $12.00 per share. Common share dividends paid, including amounts paid to our restricted share unitholders and deferred share unitholders, totaled $2.111 billion ($12.00 per share), $3.714 billion ($21.15 per share), and $1.402 billion ($8.00 per share) for the years ended December 31, 2023, 2022, and 2021, respectively. Included in common share dividends paid during 2022 is $2.3 billion of a special cash dividend (“Special Dividend”) of $13.15 per common share paid on August 4, 2022 in connection with the sale of our equity investment in PSB on July 20, 2022. Preferred share dividends totaled $194.7 million, $194.4 million and $186.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The unaudited characterization of dividends for U.S. federal corporate income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. For the tax year ended December 31, 2023, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2023 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Dividends	100.00%	100.00%	100.00%	100.00%
Capital Gain Distributions	0.00%	0.00%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%
The ordinary income dividends distributed for the tax year ended December 31, 2023 are not qualified dividends under the Internal Revenue Code; however, they are subject to the 20% deduction under IRS Section 199A.
11.Related Party Transactions
At December 31, 2023, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 65 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children owned the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $2.1 million, $2.2 million and $2.1 million for 2023, 2022, and 2021, respectively.
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
On April 26, 2021, the Company’s Shareholders approved the 2021 Equity and Performance-Based Incentive Compensation Plan (“2021 Plan”), which authorized an additional three million shares available for future issuance of equity-based awards. As of December 31, 2023, there were a total of 1,364,578 shares reserved for granting of future options and stock awards under the 2021 Plan.
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $2.4 million, $4.1 million, and $3.9 million share-based compensation cost was capitalized as real estate facilities for the year ended December 31, 2023, 2022, and 2021, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	For Years Ended December 31,
	2023	2022	2021

	(Amounts in thousands)

Self-storage cost of operations	$13,636	$17,950	$20,544
Ancillary cost of operations	1,289	888	1,561
Real estate acquisition and development expense	1,242	11,204	4,031
General and administrative	25,399	26,661	33,729
Total	$41,566	$56,703	$59,865

Included in share-based compensation is $3.2 million, $14.9 million and $15.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, of Retirement Acceleration as discussed in Note 2.
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
For the years ended December 31, 2023, 2022, and 2021, we incurred share-based compensation cost for outstanding stock options of $14.9 million, $19.9 million and $25.1 million, respectively.
During 2023, we granted 60,000 stock options in connection with non-management trustee compensation. 117,168 stock options were awarded during 2023 where vesting is dependent upon meeting certain market conditions over the three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
During 2022, 77,683 stock options were awarded where vesting is dependent upon meeting certain market conditions over the three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted.
During 2021, 245,000 stock options were awarded where vesting is dependent upon meeting certain performance targets over the three-year period from January 1, 2021 through December 31, 2023, which are considered performance conditions, with continued service-based vesting through the first quarter of 2026. These awards contain a relative Total Shareholder Return modifier that will adjust the payout based on relative performance as compared to the market. These performance targets were met at 125% achievement at December 31, 2023. With the relative Total Shareholder Return modifier measured through December 31, 2023, the total payout was at 150% of the target options originally granted.
The stock options outstanding at December 31, 2023 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $249.3 million and remaining average contractual lives of approximately five years. Total compensation cost related to nonvested stock options that has not yet been recognized is $14.7 million and is expected to be recognized as compensation cost over approximately two years on average. Exercisable stock options have an aggregate intrinsic value of approximately $183.1 million at December 31, 2023 and remaining average contractual lives of approximately four years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Additional information with respect to stock options during 2023, 2022, and 2021 is as follows:

	Service-Based		Performance-Based		Total
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding January 1, 2021	2,231,167	$204.60	730,000	$228.94	2,961,167	$210.59
Granted (a)	140,000	248.54	420,000	229.53	560,000	234.29
Exercised	(471,216)	(203.30)	—	—	(471,216)	(203.30)
Cancelled	—	—	(10,000)	(228.94)	(10,000)	(228.94)
Options outstanding December 31, 2021	1,899,951	$208.16	1,140,000	$229.16	3,039,951	$216.04
Granted (b)	65,000	398.97	138,933	299.88	203,933	331.46
Special dividend adjustment (c)	62,512	N/A	41,836	N/A	104,348	N/A
Exercised	(173,422)	(189.95)	(10,327)	(221.68)	(183,749)	(191.74)
Cancelled	—	—	—	—	—	—
Options outstanding December 31, 2022 (d)	1,854,041	$209.53	1,310,442	$229.39	3,164,483	$217.75
Granted (e)	60,000	286.81	180,423	265.46	240,425	270.79
Exercised	(272,250)	(167.15)	(34,401)	(221.68)	(306,651)	(173.26)
Cancelled	(12,049)	(293.81)	(34,987)	(229.34)	(47,036)	(245.86)
Options outstanding December 31, 2023	1,629,742	$218.83	1,421,477	$234.16	3,051,221	$225.97
Options exercisable at December 31, 2023	1,475,764	$210.75	507,766	$221.68	1,983,530	$213.55

	2023	2022	2021
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$35,662	$27,210	$44,613

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years	6	6	5
Risk-free interest rate	3.5%	2.9%	0.8%
Expected volatility, based upon historical volatility	24.4%	22.9%	24.1%
Expected dividend yield	4.2%	2.0%	2.9%

Average assumptions used in valuing options with market conditions with the Monte-Carlo simulation method:
Expected life of options in years	7	7	5
Risk-free interest rate	3.5%	1.8%	0.9%
Expected volatility, based upon historical volatility	23.8%	22.6%	26.5%
Expected dividend yield	4.1%	2.3%	2.9%

Average estimated value of options granted during the year	$56.86	$87.57	$62.66
(a) Amount granted for performance-based stock options includes 180,000 options for performance adjustments above target for options granted in 2020.
(b) Amount granted for performance-based stock options includes 61,250 options for performance adjustments above target for options granted in 2021.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
(d) The weighted average exercise price of options outstanding at December 31, 2022 reflect the adjusted exercise price post the anti-dilution adjustment on August 3, 2022.
(e) Amount granted for performance-based stock options includes 63,257 options for payout adjustments based on Total Shareholder Return modifier for options granted in 2021.
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
For the years ended December 31, 2023, 2022, and 2021, we incurred share-based compensation cost for RSUs of $28.2 million, $39.9 million, and $37.6 million, respectively.
Among the 115,185 RSUs granted during 2023, 37,211 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted.
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
During 2021, 37,000 RSUs were awarded where vesting is dependent upon meeting certain performance targets for 2021, which are considered performance conditions, with continued service-based vesting through the first quarter of 2026. As of December 31, 2023, these targets were met at 125% achievement.
Remaining compensation cost related to RSUs outstanding at December 31, 2023 totals approximately $72.5 million and is expected to be recognized over the next three years on average. The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Service-Based		Performance-Based		Total
	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Restricted share units outstanding January 1, 2021	552,788	$218.11	—	$—	552,788	$218.11
Granted (a)	143,068	336.06	46,250	275.12	189,318	321.17
Vested	(138,420)	(216.63)	—	—	(138,420)	(216.63)
Forfeited	(32,864)	(221.32)	—	—	(32,864)	(221.32)
Restricted share units outstanding December 31, 2021	524,572	$249.90	46,250	$275.12	570,822	$251.95
Granted	51,575	293.43	21,985	465.11	73,560	344.74
Vested	(146,138)	(240.71)	—	—	(146,138)	(240.71)
Forfeited	(22,197)	(256.50)	—	—	(22,197)	(256.50)
Restricted share units outstanding December 31, 2022	407,812	$258.34	68,235	$336.33	476,047	$269.52
Granted	77,974	296.19	37,211	295.61	115,185	296.01
Vested	(132,909)	(245.19)	(9,250)	(275.12)	(142,159)	(247.13)
Forfeited	(30,229)	(266.60)	(2,183)	(300.86)	(32,412)	(268.91)
Restricted share units outstanding December 31, 2023	322,648	$272.14	94,013	$327.06	416,661	$284.53

	2023	2022	2021
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$41,999	$47,244	$37,430
Cash paid for taxes upon vesting in lieu of issuing common shares	$13,950	$16,827	$13,069
Common shares issued upon vesting	96,657	99,009	81,325

Average assumptions used in valuing restricted share units with market conditions with the Monte-Carlo simulation method:
Time from the valuation date to the end of the performance period	3	3
Risk-free interest rate	3.8%	1.6%
Expected volatility, based upon historical volatility	28.2%	26.5%
Expected dividend yield	4.1%	2.3%
(a)Amount granted for performance-based RSUs includes 9,250 RSUs for performance adjustments above target for RSUs granted in 2021.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During 2023, we granted 2,085 DSUs and 884 unrestricted common shares. During 2023, 867 previously granted DSUs were settled in common shares. A total of 10,769 DSUs were outstanding at December 31, 2023 (9,551 at December 31, 2022).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options outstanding for diluted net income per common share. Stock options representing 375,577 common shares were excluded from the computation of diluted earnings per share for 2023, as compared to 147,344 common shares for 2022, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the year ended December 31, 2023, 2022, and 2021, respectively (in thousands, except per share amounts):

	For the Years Ended December 31,
	2023	2022	2021
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$1,948,741	$4,142,288	$1,732,444

Denominator for basic net income per share - weighted average common shares outstanding	175,472	175,257	174,858
Net effect of dilutive stock options - based on treasury stock method	671	1,023	710
Denominator for dilutive net income per share - weighted average common shares outstanding	176,143	176,280	175,568

Net income per common share:
Basic	$11.11	$23.64	$9.91
Dilutive	$11.06	$23.50	$9.87

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

14.Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker.
Self-Storage Operations
The Self-Storage Operations reportable segment reflects the aggregated rental operations from the self-storage facilities we own through the following operating segments: (i) Same Store Facilities, (ii) Acquired Facilities, (iii) Developed and Expanded Facilities, and (iv) Other Non-Same Store Facilities. The presentation in the table below sets forth the Net Operating Income (“NOI”) of this reportable segment, as well as the related depreciation expense. For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations reportable segment.
Ancillary Operations
The Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and third party property management operating segments.
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	For the Years Ended December 31,
	2023	2022	2021

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$4,259,613	$3,946,028	$3,203,566
Cost of operations	(1,061,950)	(980,209)	(852,030)
Net operating income	3,197,663	2,965,819	2,351,536
Depreciation and amortization	(970,056)	(888,146)	(713,428)
Net income	2,227,607	2,077,673	1,638,108

Ancillary Operations
Revenue	258,077	236,135	212,258
Cost of operations	(85,996)	(72,698)	(68,568)
Net operating income	172,081	163,437	143,690

Total net income allocated to segments	2,399,688	2,241,110	1,781,798

Other items not allocated to segments:
Real estate acquisition and development expense	(26,451)	(28,744)	(12,923)
General and administrative	(80,632)	(71,672)	(75,966)
Interest and other income	85,590	40,567	12,306
Interest expense	(201,132)	(136,319)	(90,774)
Equity in earnings of unconsolidated real estate entities	27,897	106,981	232,093
Foreign currency exchange (loss) gain	(51,197)	98,314	111,787
Gain on sale of real estate	17,178	1,503	13,683
Gain on sale of equity investment in PS Business Parks, Inc.	—	2,128,860	—
Income tax expense	(10,821)	(14,326)	(12,365)
Net income	$2,160,120	$4,366,274	$1,959,639

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At December 31, 2023, there were approximately 1.3 million certificates held by our self-storage customers, representing aggregate coverage of approximately $6.2 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $164.8 million at December 31, 2023. We expect to pay approximately $149.3 million in 2024 and $15.5 million in 2025 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $65.4 million at December 31, 2023. We expect to pay approximately $4.0 million in each of 2024, 2025, and 2026, $2.6 million in 2027, $2.5 million in 2028, and $48.3 million thereafter for these commitments.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2023
Description	No. of Facilities	Net Rentable Square Feet	2023 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Self-storage facilities by market:
Los Angeles	230	17,257	$306	$559,185	$1,068,073	$541,531	$565,340	$1,603,449	$2,168,789	$994,124
Dallas/Ft. Worth	211	18,907	—	361,873	2,184,105	256,575	364,101	2,438,452	2,802,553	521,797
Houston	165	13,894	—	272,737	902,137	303,823	272,058	1,206,639	1,478,697	422,909
Chicago	143	9,310	—	156,554	519,539	170,469	159,391	687,171	846,562	449,618
San Francisco	141	9,197	—	245,623	557,398	319,345	258,373	863,993	1,122,366	591,695
Washington DC	119	8,458	—	423,176	1,329,933	213,344	438,682	1,527,771	1,966,453	502,381
Atlanta	115	7,710	1,527	143,692	434,433	120,141	144,055	554,211	698,266	331,367
Orlando/Daytona	109	6,430	—	174,624	573,412	92,255	180,105	660,186	840,291	214,161
New York	106	7,892	—	314,288	736,217	299,222	320,626	1,029,101	1,349,727	584,340
Seattle/Tacoma	102	7,266	—	246,108	634,810	218,764	248,369	851,313	1,099,682	447,887
Miami	100	7,508	—	259,200	563,334	183,251	261,093	744,692	1,005,785	431,641
Denver	70	5,290	—	120,117	323,262	115,449	120,838	437,990	558,828	204,831
Minneapolis/St. Paul	68	5,456	—	128,142	332,631	141,412	131,696	470,489	602,185	186,863
Philadelphia	67	4,484	—	66,271	297,576	95,223	65,292	393,778	459,070	202,399
Tampa	66	4,587	—	103,717	353,560	94,617	107,030	444,864	551,894	172,976
Charlotte	62	4,752	—	89,937	250,135	95,517	97,800	337,789	435,589	173,600
Detroit	54	3,963	—	77,077	289,354	73,053	78,483	361,001	439,484	155,132
Phoenix	53	3,825	—	108,051	367,874	48,863	108,042	416,746	524,788	156,365
Baltimore	50	3,919	—	136,598	775,086	58,286	136,722	833,248	969,970	167,074
Portland	50	2,917	—	65,013	225,043	55,281	65,671	279,666	345,337	138,095
Oklahoma City	48	3,493	—	69,100	310,648	28,922	69,100	339,570	408,670	49,755
West Palm Beach	46	3,833	—	156,788	221,479	119,973	157,496	340,744	498,240	177,442
San Antonio	40	2,827	—	54,753	224,313	40,978	54,711	265,333	320,044	95,103
Austin	39	3,123	—	72,382	212,110	56,840	74,404	266,928	341,332	119,942
Raleigh	39	2,813	—	90,683	224,341	49,943	91,672	273,295	364,967	94,764
Indianapolis	37	2,450	—	46,160	171,251	31,225	47,160	201,476	248,636	65,018
Norfolk	36	2,199	—	47,939	125,410	34,521	47,378	160,492	207,870	89,683
Sacramento	36	2,120	—	32,023	92,323	44,386	32,507	136,225	168,732	96,150
Columbia	35	2,236	—	39,521	165,797	26,242	40,280	191,280	231,560	53,940
Columbus	32	2,443	—	55,843	143,208	33,589	55,950	176,690	232,640	61,850
Kansas City	31	2,121	—	20,212	114,080	54,757	20,412	168,637	189,049	75,990
Boston	29	2,038	—	85,717	223,625	42,014	86,283	265,073	351,356	136,437
St. Louis	27	1,749	—	22,546	85,838	40,671	23,395	125,660	149,055	77,098
Las Vegas	26	1,743	—	32,147	129,839	24,005	31,395	154,596	185,991	64,709
San Diego	24	2,183	—	89,782	162,043	54,101	92,292	213,634	305,926	121,509
Nashville/Bowling Green	22	1,435	—	31,362	100,045	33,215	31,360	133,262	164,622	41,120

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2023
Description	No. of Facilities	Net Rentable Square Feet	2023 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Memphis	22	1,418	—	27,627	167,899	15,346	28,980	181,892	210,872	28,898
Cincinnati	21	1,241	—	19,385	67,782	29,599	19,303	97,463	116,766	41,676
Mobile	19	1,097	—	24,147	95,838	9,590	23,974	105,601	129,575	20,429
Colorado Springs	17	1,172	—	13,667	64,569	26,394	13,664	90,966	104,630	38,685
Fort Myers/Naples	16	1,209	—	33,789	113,782	12,180	34,023	125,728	159,751	31,735
Greensville/Spartanburg/Asheville	16	998	—	12,910	68,856	12,940	13,826	80,880	94,706	28,410
Louisville	16	970	—	24,868	50,185	10,346	24,867	60,532	85,399	24,018
Richmond	16	808	—	21,121	56,202	10,092	20,926	66,489	87,415	27,542
Milwaukee	15	964	—	13,189	32,071	11,262	13,158	43,364	56,522	38,449
Jacksonville	15	922	—	14,454	47,415	16,595	14,503	63,961	78,464	40,554
Greensboro	15	911	—	15,590	43,181	16,298	17,679	57,390	75,069	33,648
Birmingham	15	606	—	6,316	25,567	16,677	6,204	42,356	48,560	31,601
Charleston	14	978	—	16,947	56,793	26,117	17,923	81,934	99,857	36,810
Chattanooga	13	846	—	10,030	45,578	9,066	9,832	54,842	64,674	21,705
Salt Lake City	13	802	—	20,454	41,607	6,647	20,103	48,605	68,708	18,945
Honolulu	12	896	—	69,611	127,041	23,033	70,528	149,157	219,685	85,116
New Orleans	12	861	—	14,096	72,425	13,077	14,264	85,334	99,598	34,714
Savannah	12	700	—	33,094	42,465	5,987	31,766	49,780	81,546	25,473
Omaha	11	940	—	17,965	69,085	5,467	17,965	74,552	92,517	13,693
Hartford/New Haven	11	693	—	6,778	19,959	27,641	8,443	45,935	54,378	37,212
Cleveland/Akron	10	631	—	5,916	30,775	9,494	6,309	39,876	46,185	16,296
Augusta	10	586	—	9,833	35,451	5,190	9,833	40,641	50,474	10,833
Buffalo/Rochester	9	462	—	6,785	17,954	7,251	6,783	25,207	31,990	17,283
Boise	7	671	—	16,756	71,912	2,221	16,756	74,133	90,889	6,900
Reno	7	559	—	5,487	18,704	6,980	5,487	25,684	31,171	15,473
Tucson	7	439	—	9,403	25,491	8,990	9,884	34,000	43,884	24,851
Wichita	7	433	—	2,017	6,691	8,834	2,130	15,412	17,542	12,945
Monterey/Salinas	7	329	—	8,465	24,151	7,845	8,455	32,006	40,461	26,472
Evansville	5	326	—	2,340	14,316	1,686	2,312	16,030	18,342	6,174
Huntsville/Decatur	5	298	—	9,161	13,481	3,848	9,108	17,382	26,490	7,747
Dayton	5	284	—	1,074	8,975	5,283	1,073	14,259	15,332	8,624
Fort Wayne	4	271	—	3,487	11,003	3,695	3,487	14,698	18,185	7,042
Providence	4	248	—	2,644	26,118	4,000	2,644	30,118	32,762	8,544
Lansing	4	233	—	2,048	22,897	1,755	2,048	24,652	26,700	3,210
Roanoke	4	223	—	5,093	18,091	1,591	5,093	19,682	24,775	5,425
Palm Springs	3	242	—	8,309	18,065	3,282	8,309	21,347	29,656	14,206
Flint	3	191	—	2,734	19,228	666	2,733	19,895	22,628	2,588

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2023
Description	No. of Facilities	Net Rentable Square Feet	2023 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Rochester	3	155	—	2,142	10,787	3,799	2,075	14,653	16,728	4,719
Shreveport	2	150	—	817	3,030	3,476	741	6,582	7,323	5,329
Springfield/Holyoke	2	144	—	1,428	3,380	2,599	1,427	5,980	7,407	5,330
Santa Barbara	2	98	—	5,733	9,106	1,183	5,733	10,289	16,022	7,172
Topeka	2	94	—	225	1,419	2,167	225	3,586	3,811	3,342
Joplin	1	56	—	264	904	1,067	264	1,971	2,235	1,738
Syracuse	1	55	—	545	1,279	1,413	545	2,692	3,237	2,155
Modesto/Fresno/Stockton	1	33	—	44	206	1,399	193	1,456	1,649	1,167

Commercial and non-operating real estate			—	13,194	26,143	136,325	13,348	162,314	175,662	69,331
	3,044	218,071	$1,833	$5,542,781	$17,177,947	$4,744,510	$5,628,488	$21,836,750	$27,465,238	$9,423,974
Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years. In addition, disclosures of the number and square footage of our facilities are unaudited.