Form 10-Q
period 2024-03-31
Public Storage
filed 2024-04-30
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 23, 2024:
Common Shares of beneficial interest, $0.10 par value per share – 175,724,665 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS

Cash and equivalents	$271,645	$370,002
Real estate facilities, at cost:
Land	5,628,128	5,628,488
Buildings	21,970,032	21,836,750
	27,598,160	27,465,238
Accumulated depreciation	(9,671,521)	(9,423,974)
	17,926,639	18,041,264
Construction in process	389,278	345,453
	18,315,917	18,386,717

Investments in unconsolidated real estate entities	389,048	390,180
Goodwill and other intangible assets, net	351,465	387,267
Other assets	289,310	275,050
Total assets	$19,617,385	$19,809,216

LIABILITIES AND EQUITY

Notes payable	$9,067,890	$9,103,277
Accrued and other liabilities	504,197	598,993
Total liabilities	9,572,087	9,702,270

Commitments and contingencies (Note 14)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2023) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,723,561 shares issued and outstanding (175,670,727 shares at December 31, 2023)	17,572	17,567
Paid-in capital	5,991,606	5,980,760
Accumulated deficit	(336,003)	(267,910)
Accumulated other comprehensive loss	(74,513)	(67,239)
Total Public Storage shareholders’ equity	9,948,662	10,013,178
Noncontrolling interests	96,636	93,768
Total equity	10,045,298	10,106,946
Total liabilities and equity	$19,617,385	$19,809,216

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues:
Self-storage facilities	$1,086,045	$1,032,184
Ancillary operations	71,175	62,048
	1,157,220	1,094,232

Expenses:
Self-storage cost of operations	297,414	268,615
Ancillary cost of operations	27,069	19,676
Depreciation and amortization	285,203	221,650
Real estate acquisition and development expense	3,717	5,481
General and administrative	21,336	16,958
Interest expense	67,778	36,101
	702,517	568,481

Other increases (decreases) to net income:
Interest and other income	13,966	18,634
Equity in earnings of unconsolidated real estate entities	6,090	5,995
Foreign currency exchange gain (loss)	37,543	(26,860)
Gain on sale of real estate	874	—
Income before income tax expense	513,176	523,520
Income tax expense	(1,479)	(3,105)
Net income	511,697	520,415
Allocation to noncontrolling interests	(2,749)	(2,707)
Net income allocable to Public Storage shareholders	508,948	517,708
Allocation of net income to:
Preferred shareholders	(48,678)	(48,678)
Restricted share units and unvested LTIP units	(1,061)	(1,442)
Net income allocable to common shareholders	$459,209	$467,588
Net income per common share:
Basic	$2.61	$2.67
Diluted	$2.60	$2.65

Basic weighted average common shares outstanding	175,700	175,451
Diluted weighted average common shares outstanding	176,350	176,228

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$511,697	$520,415
Foreign currency translation (loss) gain on investment in Shurgard	(7,275)	3,869
Total comprehensive income	504,422	524,284
Allocation to noncontrolling interests	(2,748)	(2,707)
Comprehensive income allocable to Public Storage shareholders	$501,674	$521,577

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares in connection with share-based compensation (52,834 shares) (Note 11)	—	5	7,828	—	—	7,833	—	7,833
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(5,328)	—	—	(5,328)	—	(5,328)
Share-based compensation cost (Note 11)	—	—	11,305	—	—	11,305	—	11,305
Contributions by noncontrolling interests	—	—	—	—	—	—	1,327	1,327
Net income	—	—	—	511,697	—	511,697	—	511,697
Net income allocated to noncontrolling interests	—	—	—	(2,749)	—	(2,749)	2,749	—
Reallocation of equity	—	—	(2,959)	—	—	(2,959)	2,959	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,166)	(4,166)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit) (Note 9)	—	—	—	(528,363)	—	(528,363)	—	(528,363)
Other comprehensive loss	—	—	—	—	(7,274)	(7,274)	(1)	(7,275)
Balances at March 31, 2024	$4,350,000	$17,572	$5,991,606	$(336,003)	$(74,513)	$9,948,662	$96,636	$10,045,298
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (200,554 shares)	—	20	25,159	—	—	25,179	—	25,179
Taxes withheld upon net settlement of restricted share units	—	—	(8,932)	—	—	(8,932)	—	(8,932)
Share-based compensation cost	—	—	10,914	—	—	10,914	—	10,914
Contributions by noncontrolling interests	—	—	—	—	—	—	4	4
Net income	—	—	—	520,415	—	520,415	—	520,415
Net income allocated to noncontrolling interests	—	—	—	(2,707)	—	(2,707)	2,707	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(3,773)	(3,773)
Common shareholders and restricted share unitholders ($3.00 per share)	—	—	—	(527,751)	—	(527,751)	—	(527,751)
Other comprehensive income	—	—	—	—	3,869	3,869	—	3,869
Balances at March 31, 2023	$4,350,000	$17,547	$5,923,564	$(168,952)	$(76,448)	$10,045,711	$92,337	$10,138,048

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$511,697	$520,415
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(874)	—
Depreciation and amortization	285,203	221,650
Equity in earnings of unconsolidated real estate entities	(6,090)	(5,995)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	352	324
Unrealized foreign currency exchange (gain) loss	(37,467)	26,825
Share-based compensation expense	10,347	9,845
Other non-cash adjustments	2,781	2,890
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(16,231)	(36,611)
Accrued and other liabilities	(84,132)	(42,450)
Net cash flows from operating activities	665,586	696,893
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(66,376)	(57,289)
Capital expenditures for property enhancements	(25,046)	(29,783)
Capital expenditures for energy efficiencies (LED lighting, solar)	(13,058)	(9,570)
Development and expansion of real estate facilities	(84,527)	(68,874)
Acquisition of real estate facilities and intangible assets	—	(46,795)
Proceeds from sale of real estate investments	2,423	—
Net cash flows used in investing activities	(186,584)	(212,311)
Cash flows from financing activities:
Repayments of notes payable	(36)	(129)
Issuance of common shares in connection with share-based compensation	7,800	25,116
Taxes paid upon net share settlement of restricted share units	(5,328)	(8,932)
Contributions by noncontrolling interests	1,327	4
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(576,792)	(576,251)
Distributions paid to noncontrolling interests	(4,166)	(3,773)
Net cash flows used in financing activities	(577,195)	(563,965)
Net decrease in cash and equivalents, including restricted cash	$(98,193)	$(79,383)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$370,002	$775,253
Restricted cash included in other assets	30,373	29,904
	$400,375	$805,157

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$271,645	$695,424
Restricted cash included in other assets	30,537	30,350
	$302,182	$725,774

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(5,976)	$(7,105)
Capital expenditures for property enhancements	(2,580)	(4,029)
Capital expenditures for energy efficiencies (LED lighting, solar)	(702)	(380)
Construction or expansion of real estate facilities	(41,460)	(50,625)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$75,745	$20,803
Cash paid for income taxes, net of refunds	1,521	1,101

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Effective August 14, 2023, we are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the membership interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by the Company as its primary beneficiary. As of March 31, 2024, the Company owned all of the general partner interests and approximately 99.95% of the limited partnership interests of PSA OP, with the remaining 0.05% of limited partnership interests owned by certain trustees and officers of the Company.
At March 31, 2024, we owned equity interests in 3,045 self-storage facilities (with approximately 218.4 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.1 million net rentable square feet of commercial and retail space. In addition, we managed 235 facilities for third parties at March 31, 2024.
At March 31, 2024, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 279 self-storage facilities (with approximately 15 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Certain amounts previously reported in our March 31, 2023 Consolidated Statements of Income have been reclassified to conform to the March 31, 2024 presentation, with respect to the separate presentation of real estate acquisition and development expense in the amount of $5.5 million for the three months ended March 31, 2023, previously included in general and administrative expense. The reclassification had no impact on our net income.
Certain amounts previously reported in our March 31, 2023 Statements of Cash Flows have been reclassified to conform to the March 31, 2024 presentation, with respect to the major types of capital expenditures in the cash flows from investing activities section. The reclassifications did not affect the subtotals for cash flows from operating, investing or financing activities.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 14) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
3.Real Estate Facilities
Activity in real estate facilities during the three months ended March 31, 2024 is as follows:

Three Months Ended March 31, 2024
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$27,465,238
Capital expenditures to maintain real estate facilities	58,056
Capital expenditures for property enhancements	27,626
Capital expenditures for energy efficiencies (LED lighting, solar)	13,760
Dispositions and other	(1,549)
Developed or expanded facilities opened for operation	35,029
Ending balance	27,598,160
Accumulated depreciation:
Beginning balance	(9,423,974)
Depreciation expense	(247,547)
Ending balance	(9,671,521)
Construction in process:
Beginning balance	345,453
Costs incurred to develop and expand real estate facilities	79,322
Write-off of cancelled projects	(468)
Developed or expanded facilities opened for operation	(35,029)
Ending balance	389,278
Total real estate facilities at March 31, 2024	$18,315,917
During the three months ended March 31, 2024, we completed development and redevelopment activities costing $35.0 million, adding 0.3 million net rentable square feet of self-storage space. Construction in process at March 31, 2024 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
In the three months ended March 31, 2024, we sold a land parcel for $2.4 million in cash and recorded gains on sale of real estate of $0.9 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

4.Investments in Unconsolidated Real Estate Entities
Throughout all periods presented, we had a 35% equity interest in Shurgard. On November 14, 2023, Shurgard issued 8,163,265 new common shares to institutional investors. Public Storage participated on a pro-rata basis in the offering and acquired 2,863,674 common shares for a cost of $112.6 million, maintaining our 35% equity interest in Shurgard. As a result of the offering, Shurgard common shares that we effectively owned increased from 31,268,459 to 34,132,133 as of March 31, 2024.
Based upon the closing price at March 31, 2024 (€41.38 per share of Shurgard common stock, at 1.079 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.5 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the three months ended March 31, 2024 and 2023, we received $1.0 million and $0.9 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $0.4 million and $0.3 million of intra-entity profits and losses for the three months ended March 31, 2024 and 2023, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
At March 31, 2024, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by approximately $61.3 million ($63.7 million at December 31, 2023). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $2.4 million and $4.5 million during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and 2023, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $7.3 million other comprehensive loss and $3.9 million other comprehensive income during the three months ended March 31, 2024 and 2023, respectively.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At March 31, 2024			At December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	995,578	(828,780)	166,798	995,578	(792,978)	202,600
Total goodwill and other intangible assets	$1,180,245	$(828,780)	$351,465	$1,180,245	$(792,978)	$387,267
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $35.8 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The estimated future amortization expense for our finite-lived intangible assets at March 31, 2024 is as follows (amounts in thousands):

Year	Amount
Remainder of 2024	$80,536
2025	60,467
2026	19,129
2027	2,797
2028	377
Thereafter	3,492
Total	$166,798
6.Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at March 31, 2024). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at March 31, 2024). At March 31, 2024 and April 30, 2024, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.6 million at March 31, 2024 ($14.6 million at December 31, 2023). The Credit Facility has various customary restrictive covenants with which we were in compliance at March 31, 2024.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

7.Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2024 and December 31, 2023 are set forth in the tables below:

			Amounts at March 31, 2024				Amounts at December 31, 2023
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.818%	$700,000	$(45)	$699,955	$700,123	$699,779	$700,031
Notes due July 25, 2025	SOFR+0.60%	5.948%	400,000	(1,074)	398,926	400,990	398,722	400,295
Notes due February 15, 2026	0.875%	1.030%	500,000	(1,396)	498,604	462,641	498,419	462,362
Notes due November 9, 2026	1.500%	1.640%	650,000	(2,269)	647,731	596,394	647,513	597,131
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,832)	498,168	473,279	498,036	476,394
Notes due May 1, 2028	1.850%	1.962%	650,000	(2,752)	647,248	578,980	647,078	584,520
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,217)	547,783	485,904	547,663	490,758
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,800)	497,200	508,982	497,053	516,899
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,559)	498,441	469,267	498,363	477,692
Notes due May 1, 2031	2.300%	2.419%	650,000	(4,841)	645,159	549,167	644,988	562,240
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,695)	547,305	456,506	547,218	469,845
Notes due August 1, 2033	5.100%	5.207%	700,000	(5,407)	694,593	702,013	694,448	725,753
Notes due August 1, 2053	5.350%	5.442%	600,000	(7,915)	592,085	599,071	592,017	628,413
			7,450,000	(36,802)	7,413,198	6,983,317	7,411,297	7,092,333

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	107,930	—	107,930	107,792	110,372	109,380
Notes due November 3, 2025	2.175%	2.175%	261,205	—	261,205	254,901	267,116	261,083
Notes due September 9, 2030	0.500%	0.640%	755,509	(7,210)	748,299	624,319	765,119	638,177
Notes due January 24, 2032	0.875%	0.978%	539,649	(4,188)	535,461	445,722	547,540	455,895
			1,664,293	(11,398)	1,652,895	1,432,734	1,690,147	1,464,535

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.5 million	4.374%	4.374%	1,797	—	1,797	1,734	1,833	1,733

			$9,116,090	$(48,200)	$9,067,890	$8,417,785	$9,103,277	$8,558,601

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.
U.S. Dollar Denominated Unsecured Notes
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at March 31, 2024. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 17% at March 31, 2024) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 15x for the twelve months ended March 31, 2024) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Euro Denominated Unsecured Notes
At March 31, 2024, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €100.0 million issued to institutional investors on April 12, 2016, (iii) €500.0 million issued in a public offering on January 24, 2020, and (iv) €700.0 million issued in a public offering on September 9, 2021. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $37.8 million and losses of $27.1 million for the three months ended March 31, 2024 and 2023, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At March 31, 2024, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At March 31, 2024, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2024	$807,930	$88	$808,018
2025	661,205	131	661,336
2026	1,150,000	138	1,150,138
2027	500,000	146	500,146
2028	1,200,000	129	1,200,129
Thereafter	4,795,158	1,165	4,796,323
	$9,114,293	$1,797	$9,116,090
Weighted average effective rate	3.1%	4.4%	3.1%
Interest capitalized as real estate totaled $2.4 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At March 31, 2024, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units (“LTIP Units”) from equity awards we issue to certain officers and trustees of the Company (see Note 11 Share-based Compensation). Vested LTIP Units (subject to certain conditions) may be further converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP Units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At March 31, 2024, approximately 0.05% of the partnership interests of PSA OP, representing 83,051 Vested LTIP Units, were not owned by the Company. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.
9.Shareholders’ Equity

Preferred Shares
At March 31, 2024 and December 31, 2023, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2024		At December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At March 31, 2024, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $528.1 million ($3.00 per share/unit) and $527.6 million ($3.00 per share/unit) for the three months ended March 31, 2024 and 2023, respectively. In addition, we accrued $0.3 million and $0.2 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP Units for the three months ended March 31, 2024 and 2023, respectively. Preferred share dividends totaled $48.7 million for each of the three months ended March 31, 2024 and 2023.
10.Related Party Transactions
At March 31, 2024, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 66 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $0.5 million for each of the three months ended March 31, 2024 and 2023.
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
In February 2024, we amended our 2021 Equity and Performance-Based Incentive Plan to further provide for the grant of awards to certain officers and trustees of the Company in the form of LTIP Units and appreciation-only LTIP Units (“AO LTIP Units”) of PSA OP. LTIP Units are structured as “profit interests” for U.S. federal income tax purposes. During the three months ended March 31, 2024, we issued LTIP Units and AO LTIP Units in substitution for 156,632 RSUs and 2,102,424 stock options, respectively. The LTIP Units and AO LTIP Units issued have the same vesting conditions as the original awards and remain classified as equity awards. The fair value of the LTIP Units and AO LTIP Units issued is materially the same as the original awards immediately before the substitution. As a result, we did not adjust the share-based compensation costs associated with these substituted awards.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.6 million and $0.7 million of share-based compensation cost was capitalized as real estate facilities for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)

Self-storage cost of operations	$3,245	$3,924
Ancillary cost of operations	376	317
Real estate acquisition and development expense	688	324
General and administrative	6,038	5,280
Total	$10,347	$9,845

As of March 31, 2024, there was $91.6 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
Restricted Share Units and LTIP Units
We have service-based and performance-based RSUs and LTIP Units outstanding, which generally vest over 5 to 8 years from the grant date. Performance-based RSUs and LTIP Units outstanding vest upon meeting certain performance conditions or market conditions. Upon vesting, the grantee of RSUs receives new common shares equal to the number of vested RSUs, less common shares withheld to satisfy the grantee’s statutory tax liabilities arising from the vesting. Vested LTIP Units represent noncontrolling interests of PSA OP and may be converted, subject to the satisfaction of all applicable vesting conditions, on a one-for-one basis into common units of PSA OP, which are exchangeable by the holders for cash, or at the Company’s election, on a one-for-one basis into common shares of the Company. Holders of RSUs and LTIP Units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders, except that holders of performance-based awards are not entitled to receive the full distributions until expiration of the applicable performance period, at which time holders of any earned performance-based awards are entitled to receive a catch-up distribution for the periods prior to such time.
Below is a summary of award activity issued in the form of RSUs and LTIP Units for the three months ended March 31, 2024.

	Service-Based	Performance-Based (a)	Total

Unvested awards outstanding January 1, 2024	322,648	94,013	416,661
Granted (b)	4,470	34,550	39,020
Vested (c)	(55,481)	(9,250)	(64,731)
Forfeited	(7,365)	—	(7,365)
Unvested awards outstanding March 31, 2024	264,272	119,313	383,585
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

(b)During the three months ended March 31, 2024, 34,550 performance-based LTIP Unit awards (at target) were granted to certain executive officers, where vesting is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These LTIP Unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 69,100 LTIP Units.
(c)16,914 common shares were issued from the vesting of RSUs.
For the three months ended March 31, 2024, we incurred share-based compensation cost for RSUs and LTIP Units of $7.9 million.
Stock Options and AO LTIP Units
We have service-based and performance-based stock options and AO LTIP Units outstanding. Performance-based stock options and AO LTIP Units vest upon meeting certain performance conditions or market conditions. Stock options and AO LTIP Units generally vest over 3 to 5 years, expire 10 years after the grant date, and have an exercise or conversion price equal to the closing trading price of our common shares on the grant date. Common shares of the Company are issued for options exercised and vested LTIP Units are issued for AO LTIP Units converted. Employees cannot require the Company to settle their awards in cash.

Below is a summary of award activity issued in the form of stock options and AO LTIP Units for the three months ended March 31, 2024.

	Service-Based	Performance-Based (a)	Total

Awards outstanding January 1, 2024	1,629,742	1,421,479	3,051,221
Granted (b)	64,278	63,717	127,995
Exercised or converted (c)	(111,048)	(27,616)	(138,664)
Awards outstanding March 31, 2024	1,582,972	1,457,580	3,040,552
Awards exercisable at March 31, 2024	1,394,671	885,994	2,280,665

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the three months ended March 31, 2024, 64,278 of service-based and 63,717 of performance-based AO LTIP Unit awards (at target) were granted to certain executive officers. The vesting of the performance-based AO LTIP Unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These performance-based AO LTIP Unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 127,434 AO LTIP Units.
(c)35,389 common shares were issued upon the exercise of stock options. 44,058 vested LTIP Units were issued upon conversion of 103,275 AO LTIP Units in the three months ended March 31, 2024.
For the three months ended March 31, 2024, we incurred share-based compensation cost for stock options and AO LTIP Units of $2.9 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the three months ended March 31, 2024, we granted 560 DSUs and 115 unrestricted common shares. During the three months ended March 31, 2024, 416 previously granted DSUs were settled in common shares. A total of 10,913 DSUs were outstanding at March 31, 2024 (10,769 at December 31, 2023).
12.Net Income per Common Share
We allocate net income to (i) noncontrolling interests based upon their contractual rights in the respective subsidiaries or for participating noncontrolling interests based upon their participation in both distributed and undistributed earnings of the Company, (ii) preferred shareholders, for distributions paid or payable, (iii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (a “preferred share redemption charge”), and (iv) RSUs and unvested LTIP Units, for non-forfeitable dividends and distributions paid and adjusted for participation rights in undistributed earnings of the Company.
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP Units outstanding for diluted net income per common share. Stock options and AO LTIP Units representing 443,336 common shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2024, as compared to 264,512 common shares for the same period in 2023, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three months ended March 31, 2024 and 2023, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$459,209	$467,588

Denominator for basic net income per share - weighted average common shares outstanding	175,700	175,451
Net effect of dilutive stock options and AO LTIP Units - based on treasury stock method	650	777
Denominator for dilutive net income per share - weighted average common shares outstanding	176,350	176,228

Net income per common share:
Basic	$2.61	$2.67
Dilutive	$2.60	$2.65

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

13.Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker.
Self-Storage Operations
The Self-Storage Operations reportable segment reflects the aggregated rental operations from the self-storage facilities we own through the following operating segments: (i) Same Store Facilities, (ii) Acquired Facilities, (iii) Newly Developed and Expanded Facilities, and (iv) Other Non-Same Store Facilities. The presentation in the table below sets forth the Net Operating Income (“NOI”) of this reportable segment, as well as the related depreciation expense. For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations reportable segment.
Ancillary Operations
The Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and third party property management operating segments.
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended March 31,
	2024	2023

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,086,045	$1,032,184
Cost of operations	(297,414)	(268,615)
Net operating income	788,631	763,569
Depreciation and amortization	(285,203)	(221,650)
Net income	503,428	541,919

Ancillary Operations
Revenue	71,175	62,048
Cost of operations	(27,069)	(19,676)
Net operating income	44,106	42,372

Total net income allocated to segments	547,534	584,291

Other items not allocated to segments:
Real estate acquisition and development expense	(3,717)	(5,481)
General and administrative	(21,336)	(16,958)
Interest and other income	13,966	18,634
Interest expense	(67,778)	(36,101)
Equity in earnings of unconsolidated real estate entities	6,090	5,995
Foreign currency exchange gain (loss)	37,543	(26,860)
Gain on sale of real estate	874	—
Income tax expense	(1,479)	(3,105)
Net income	$511,697	$520,415

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

14.Commitments and Contingencies
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At March 31, 2024, there were approximately 1.4 million certificates held by our self-storage customers, representing aggregate coverage of approximately $6.5 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $143.4 million at March 31, 2024. We expect to pay approximately $113.5 million in the remainder of 2024 and $29.9 million in 2025 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $64.4 million at March 31, 2024. We expect to pay approximately $2.9 million in the remainder of 2024, $4.1 million in 2025, $4.0 million in 2026, $2.6 million in 2027, $2.5 million in 2028, and $48.3 million thereafter for these commitments.
15.Subsequent Events
On April 11, 2024, PSOC issued €150 million of senior notes to institutional investors, bearing interest at a fixed rate of 4.080% and maturing on April 11, 2039. The senior notes are guaranteed by Public Storage. We received $162.6 million of net proceeds from the issuance after converting the Euros to U.S. Dollars. On April 11, 2024, we repaid PSOC’s €100 million 1.540% senior notes due April 12, 2024 to the same institutional investors for $108.4 million.
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes constitute a further issuance of, and form a single series with, our outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. These senior notes are guaranteed by Public Storage. We received $988.5 million of net proceeds from the offering. On April 23, 2024, we repaid our outstanding $700 million aggregate principal amount of floating rate senior notes at maturity.
Subsequent to March 31, 2024, we acquired or were under contract to acquire four self-storage facilities across four states with 0.3 million net rentable square feet, for $34.6 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements relating to our 2024 outlook and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and changes in macroeconomic conditions, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance include, but are not limited to those factors and risks described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2024 and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, changes in national self-storage facility development activity, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
During the three months ended March 31, 2024, revenues generated by our Same Store Facilities (as defined below) increased by 0.1% ($0.6 million), as compared to the same period in 2023, while Same Store cost of operations increased by 4.8% ($10.9 million). Demand and operating trends softened in the second half of 2022 continuing through 2023 and the first quarter of 2024, and we expect these trends to continue and stabilize in the second half of 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2022, we acquired a total of 238 facilities with 16.8 million net rentable square feet for $3.4 billion. Additionally, within our non-same store portfolio, our Newly Developed and Expanded Facilities (as defined below) include a total of 123 self-storage facilities with 14.3 million net rentable square feet. For development and expansions completed by March 31, 2024, we incurred a total cost of $1.3 billion. During the three months ended March 31, 2024, combined net operating income generated by our Acquired Facilities (as defined below) and Newly Developed and Expanded Facilities increased 82.7% ($32.5 million), as compared to the same period in 2023.
We have experienced recent inflationary impacts on our cost of operations including labor, utilities, and repairs and maintenance, and costs of development and expansion activities, and we expect to experience such impacts in the future. We have implemented various initiatives to manage the adverse impacts, such as enhancements in operational processes and investments in technology to reduce payroll hours, achievement of economies of scale from recent acquisitions with supervisory payroll and centralized management costs allocated over a broader number of self-storage facilities, and investments in solar power and LED lights to lower utility usage.
In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage and (ii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2024. We spent approximately $25 million on the program in the three months ended March 31, 2024 and expect to spend approximately $150 million over 2024 on this effort. We have also embarked on a solar program under which we plan to install solar panels on over 1,000 of our self-storage facilities. We have completed the installations on 519 facilities through March 31, 2024. We spent approximately $13 million on the program in the three months ended March 31, 2024 and expect to spend $100 million over 2024 on this effort.
On April 11, 2024, PSOC issued €150 million of senior notes to institutional investors, bearing interest at a fixed rate of 4.080% and maturing on April 11, 2039. The senior notes are guaranteed by Public Storage. We received $162.6 million of net proceeds from the issuance after converting the Euros to U.S. Dollars. On April 11, 2024, we repaid PSOC’s €100 million 1.540% senior notes due April 12, 2024 to the same institutional investors for $108.4 million.
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes constitute a further issuance of, and form a single series with, our outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. These senior notes are guaranteed by Public Storage. We received $988.5 million of net proceeds from the offering. On April 23, 2024, we repaid our outstanding $700 million aggregate principal amount of floating rate senior notes at maturity.

Results of Operations

Operating Results for the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, net income allocable to our common shareholders was $459.2 million or $2.60 per diluted common share, compared to $467.6 million or $2.65 per diluted common share for the same period in 2023, representing a decrease of $8.4 million or $0.05 per diluted common share. The decrease is due primarily to (i) a $63.6 million increase in depreciation and amortization expense and (ii) a $31.7 million increase in interest expense, partially offset by (iii) a $64.4 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable and (iv) a $25.1 million increase in self-storage net operating income.
The $25.1 million increase in self-storage net operating income in the three months ended March 31, 2024 as compared to the same period in 2023 is a result of a $35.4 million increase attributable to our non-same store facilities, partially offset by a $10.3 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities increased 0.1% or $0.6 million in the three months ended March 31, 2024 as compared to the same period in 2023, due primarily to a higher realized annual rent per occupied square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 4.8% or $10.9 million in the three months ended March 31, 2024 as compared to the same period in 2023, due primarily to increased property tax expense and marketing expense. The increase in net operating income of $35.4 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2023 and the fill-up of recently developed and expanded facilities.
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
For the three months ended March 31, 2024, FFO was $4.24 per diluted common share as compared to $3.94 per diluted common share for the same period in 2023, representing an increase of 7.6%, or $0.30 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingency resolutions, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, and amortization of acquired non real estate-related intangibles. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended March 31,
	2024	2023	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$459,209	$467,588	(1.8)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	282,203	219,787
Real estate-related depreciation from unconsolidated real estate investments	9,756	8,529
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(1,835)	(1,473)
Gains on sale of real estate investments, including our equity share from investments	(871)	—
FFO allocable to common shares	$748,462	$694,431	7.8%
Eliminate the impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(37,543)	26,860
Other items	51	(2,133)
Core FFO allocable to common shares	$710,970	$719,158	(1.1)%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.60	$2.65	(1.9)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.65	1.29
Gains on sale of real estate investments, including our equity share from investments	(0.01)	—
FFO per share	$4.24	$3.94	7.6%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investments:
Foreign currency exchange (gain) loss	(0.21)	0.15
Other items	—	(0.01)
Core FFO per share	$4.03	$4.08	(1.2)%

Diluted weighted average common shares	176,350	176,228
Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,507 facilities that we have owned and operated on a stabilized basis since January 1, 2022 (the “Same Store Facilities”), (ii) 238 facilities we acquired since January 1, 2022 (the “Acquired Facilities”), (iii) 123 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2024 (the “Newly Developed and Expanded Facilities”), and (iv) 177 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2022 (the “Other Non-same Store Facilities”). See Note 13 to our March 31, 2024 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
	2024	2023	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$913,085	$912,513	0.1%
Acquired Facilities	58,453	11,981	387.9%
Newly Developed and Expanded Facilities	52,866	48,635	8.7%
Other Non-Same Store Facilities	61,641	59,055	4.4%
	1,086,045	1,032,184	5.2%
Cost of operations:
Same Store Facilities	235,673	224,792	4.8%
Acquired Facilities	21,282	5,753	269.9%
Newly Developed and Expanded Facilities	18,249	15,571	17.2%
Other Non-Same Store Facilities	22,210	22,499	(1.3)%
	297,414	268,615	10.7%
Net operating income (a):
Same Store Facilities	677,412	687,721	(1.5)%
Acquired Facilities	37,171	6,228	496.8%
Newly Developed and Expanded Facilities	34,617	33,064	4.7%
Other Non-Same Store Facilities	39,431	36,556	7.9%
Total net operating income	788,631	763,569	3.3%

Depreciation and amortization expense:
Same Store Facilities	165,057	157,396	4.9%
Acquired Facilities	63,033	11,745	436.7%
Newly Developed and Expanded Facilities	14,784	11,562	27.9%
Other Non-Same Store Facilities	42,329	40,947	3.4%
Total depreciation and amortization expense	285,203	221,650	28.7%

Net income (loss):
Same Store Facilities	512,355	530,325	(3.4)%
Acquired Facilities	(25,862)	(5,517)	368.8%
Newly Developed and Expanded Facilities	19,833	21,502	(7.8)%
Other Non-Same Store Facilities	(2,898)	(4,391)	(34.0)%
Total net income	$503,428	$541,919	(7.1)%

Number of facilities at period end:
Same Store Facilities	2,507	2,507	—%
Acquired Facilities	238	79	201.3%
Newly Developed and Expanded Facilities	123	114	7.9%
Other Non-Same Store Facilities	177	177	—%
	3,045	2,877	5.8%
Net rentable square footage at period end:
Same Store Facilities	169,959	169,959	—%
Acquired Facilities	16,807	5,038	233.6%
Newly Developed and Expanded Facilities	14,318	12,468	14.8%
Other Non-Same Store Facilities	17,316	17,412	(0.6)%
	218,400	204,877	6.6%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our March 31, 2024 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2022. Our Same Store Facilities increased from 2,339 facilities at December 31, 2023 to 2,507 at March 31, 2024. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2022, 2023, and 2024 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,507 facilities (170.0 million net rentable square feet) that represent approximately 78% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2024. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,507 facilities)

	Three Months Ended March 31,
	2024	2023	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$881,619	$881,838	—%
Late charges and administrative fees	31,466	30,675	2.6%
Total revenues	913,085	912,513	0.1%

Direct cost of operations (a):
Property taxes	90,847	84,606	7.4%
On-site property manager payroll	35,472	35,067	1.2%
Repairs and maintenance	19,924	19,092	4.4%
Utilities	13,034	13,792	(5.5)%
Marketing	23,666	16,855	40.4%
Other direct property costs	25,003	25,007	—%
Total direct cost of operations	207,946	194,419	7.0%
Direct net operating income (b)	705,139	718,094	(1.8)%

Indirect cost of operations (a):
Supervisory payroll	(9,453)	(9,985)	(5.3)%
Centralized management costs	(15,598)	(17,008)	(8.3)%
Share-based compensation	(2,676)	(3,380)	(20.8)%
Net operating income	677,412	687,721	(1.5)%
Depreciation and amortization expense	(165,057)	(157,396)	4.9%
Net income	$512,355	$530,325	(3.4)%

Gross margin (before indirect costs, depreciation and amortization expense)	77.2%	78.7%	(1.5)%

Gross margin (before depreciation and amortization expense)	74.2%	75.4%	(1.2)%

Weighted average for the period:
Square foot occupancy	92.1%	92.9%	(0.8)%

Realized annual rental income per (c):
Occupied square foot	$22.53	$22.35	0.8%
Available square foot	$20.76	$20.76	—%

At March 31:
Square foot occupancy	91.9%	92.5%	(0.6)%
Annual contract rent per occupied square foot (d)	$22.59	$22.66	(0.3)%

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
(e)Represents the absolute nominal change with respect to gross margin and square foot occupancy, and the percentage change with respect to all other items.
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
Revenues generated by our Same Store Facilities increased 0.1% in the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a 0.8% increase in realized annual rent per occupied square foot, partially offset by a 0.8% decrease in average occupancy.
The increase in realized annual rent per occupied square foot in the three months ended March 31, 2024 as compared to the same period in 2023 was due to cumulative rate increases to existing long-term tenants over the past twelve months, partially offset by a decrease in average rates per square foot charged to new tenants moving in over the same period. The growth rate in realized annual rent per occupied square foot has decelerated since the second half of 2022 from lower move-in rates and increased promotion discounts offered in order to replace tenants that vacate. At March 31, 2024, annual contract rent per occupied square foot was 0.3% lower as compared to March 31, 2023.
Occupancy levels have gradually declined since the second half of 2022 and are returning to 2019 levels, which were not impacted by COVID-19 pandemic, as customer demand softened. The weighted average square foot occupancy for our Same Store Facilities was 92.1% in the three months ended March 31, 2024, representing a decrease of 0.8%, as compared to the same period in 2023. During the three months ended March 31, 2024, we lowered move-in rental rates and increased advertising spending to stimulate move-in activity at our facilities. As a result, move-in volumes net of move-out volumes were higher in the three months ended March 31, 2024 as compared to the same period in 2023.
Move-out activities from our tenants were lower in the three months ended March 31, 2024 as compared to the same period in 2023. Average length of stay of our tenants remained at similar high levels in the three months ended March 31, 2024 as compared to the same period in 2023, which supported our revenue growth by contributing to the number of tenants eligible for rental rate increases.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three months ended March 31, 2024 and 2023. It also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$13.23	$15.81	(16.3)%
Square footage	29,644	29,892	(0.8)%
Contract rents gained from move-ins	$98,048	$118,148	(17.0)%
Promotional discounts given	$13,488	$17,791	(24.2)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.78	$21.02	(1.1)%
Square footage	28,572	29,021	(1.5)%
Contract rents lost from move-outs	$148,432	$152,505	(2.7)%
Demand was weaker in the first quarter of 2024 compared to the same period in 2023 impacted by the lower home-moving activities due to limited housing market transaction volumes. Demand fluctuates due to various local and regional factors, including the overall economy. Demand for our facilities is also impacted by new supply of self-storage space and alternatives to self-storage.
Industry-wide demand from new customers for storage space at March 31, 2024 is below the level at March 31, 2023. We will mitigate the lower industry-wide demand from new customers for storage space by continuing to support new customer move-ins with increased marketing expense, lower rental rates to new customers, and increased promotional discounting. We expect industry-wide demand from new customers to stabilize during the year. We also anticipate fewer completions of new self-storage facilities nationally, reducing the competitive impact of new supply on customer acquisition. As a result of stabilizing new customer demand during the year, stable existing customer behavior, and lower impact from new competitive supply, we anticipate same store revenues in 2024 will be similar to those earned in 2023.
Late Charges and Administrative Fees
Late charges and administrative fees increased 2.6% for the three months ended March 31, 2024, as compared to the same period in 2023 as a result of higher late charges collected on delinquent accounts driven by more delinquent accounts.

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 4.8% in the three months ended March 31, 2024, as compared to the same period in 2023, due primarily to increased property tax expense and marketing expense.
Property tax expense increased 7.4% in the three months ended March 31, 2024, as compared to the same period in 2023, as a result of higher assessed values. We expect property tax expense to grow 5% in 2024 due primarily to higher assessed values.
Marketing expense includes Internet advertising we utilize through our online paid search programs, television advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 40.4% in the three months ended March 31, 2024, as compared to the same period in 2023, by utilizing a higher volume of online paid search programs to attract new tenants. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in the remainder of 2024.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of March 31, 2024		Three Months Ended March 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	218	15.9	$35.66	$34.92	2.1%	95.3%	95.8%	(0.5)%	$33.98	$33.46	1.6%
San Francisco	130	8.1	31.88	31.93	(0.2)%	94.8%	94.2%	0.6%	30.22	30.07	0.5%
New York	91	6.7	31.90	31.72	0.6%	93.7%	92.8%	0.9%	29.88	29.45	1.5%
Washington DC	109	7.3	26.62	26.31	1.2%	91.6%	90.7%	0.9%	24.39	23.85	2.3%
Miami	87	6.3	29.60	29.63	(0.1)%	93.8%	93.6%	0.2%	27.76	27.72	0.1%
Dallas-Ft. Worth	130	9.7	18.28	17.78	2.8%	89.5%	92.2%	(2.7)%	16.36	16.38	(0.1)%
Seattle-Tacoma	92	6.3	25.12	25.66	(2.1)%	92.8%	92.3%	0.5%	23.31	23.68	(1.6)%
Houston	117	9.2	16.89	16.44	2.7%	90.8%	91.6%	(0.8)%	15.34	15.07	1.8%
Atlanta	107	7.1	17.91	17.94	(0.2)%	87.2%	90.9%	(3.7)%	15.61	16.30	(4.2)%
Chicago	131	8.3	20.37	20.09	1.4%	92.0%	91.4%	0.6%	18.74	18.36	2.1%
Orlando-Daytona	69	4.4	19.05	19.42	(1.9)%	91.4%	94.9%	(3.5)%	17.40	18.42	(5.5)%
West Palm Beach	41	3.1	25.97	26.25	(1.1)%	92.8%	93.6%	(0.8)%	24.11	24.57	(1.9)%
Philadelphia	57	3.6	21.21	21.51	(1.4)%	92.1%	92.3%	(0.2)%	19.53	19.85	(1.6)%
Charlotte	55	4.2	16.09	15.93	1.0%	90.8%	93.0%	(2.2)%	14.61	14.81	(1.4)%
Baltimore	38	2.8	23.55	23.56	—%	90.8%	90.7%	0.1%	21.39	21.36	0.1%
All other markets	1,035	67.0	18.41	18.34	0.4%	92.0%	92.9%	(0.9)%	16.94	17.04	(0.6)%
Totals	2,507	170.0	$22.53	$22.35	0.8%	92.1%	92.9%	(0.8)%	$20.76	$20.76	—%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$138,217	$135,996	1.6%	$19,641	$18,216	7.8%	$2,856	$2,917	(2.1)%	$115,720	$114,863	0.7%
San Francisco	62,185	61,779	0.7%	11,153	9,930	12.3%	1,397	1,624	(14.0)%	49,635	50,225	(1.2)%
New York	51,475	50,565	1.8%	13,890	13,150	5.6%	1,123	1,321	(15.0)%	36,462	36,094	1.0%
Washington DC	45,969	44,950	2.3%	9,489	9,343	1.6%	1,295	1,313	(1.4)%	35,185	34,294	2.6%
Miami	45,208	45,122	0.2%	9,078	7,976	13.8%	986	1,087	(9.3)%	35,144	36,059	(2.5)%
Dallas-Ft. Worth	41,555	41,635	(0.2)%	10,125	10,206	(0.8)%	1,202	1,458	(17.6)%	30,228	29,971	0.9%
Seattle-Tacoma	37,773	38,366	(1.5)%	8,199	7,183	14.1%	1,000	1,062	(5.8)%	28,574	30,121	(5.1)%
Houston	36,953	36,278	1.9%	10,349	10,115	2.3%	1,247	1,323	(5.7)%	25,357	24,840	2.1%
Atlanta	29,161	30,373	(4.0)%	6,370	6,467	(1.5)%	1,171	1,279	(8.4)%	21,620	22,627	(4.5)%
Chicago	40,195	39,386	2.1%	19,597	16,674	17.5%	1,391	1,439	(3.3)%	19,207	21,273	(9.7)%
Orlando-Daytona	19,904	21,047	(5.4)%	4,289	4,071	5.4%	785	860	(8.7)%	14,830	16,116	(8.0)%
West Palm Beach	19,132	19,500	(1.9)%	4,644	4,175	11.2%	547	563	(2.8)%	13,941	14,762	(5.6)%
Philadelphia	18,587	18,878	(1.5)%	4,557	4,328	5.3%	596	702	(15.1)%	13,434	13,848	(3.0)%
Charlotte	15,905	16,098	(1.2)%	3,212	3,009	6.7%	543	631	(13.9)%	12,150	12,458	(2.5)%
Baltimore	15,878	15,828	0.3%	3,515	2,960	18.8%	432	435	(0.7)%	11,931	12,433	(4.0)%
All other markets	294,988	296,712	(0.6)%	69,838	66,616	4.8%	11,156	12,359	(9.7)%	213,994	217,737	(1.7)%
Totals	$913,085	$912,513	0.1%	$207,946	$194,419	7.0%	$27,727	$30,373	(8.7)%	$677,412	$687,721	(1.5)%

Acquired Facilities
The Acquired Facilities represent 238 facilities that we acquired in 2022, 2023, and 2024. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended March 31,
	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2022 Acquisitions	$13,303	$11,601	$1,702
2023 Acquisitions	45,150	380	44,770
Total revenues	58,453	11,981	46,472

Cost of operations (b):
2022 Acquisitions	5,240	5,582	(342)
2023 Acquisitions	16,042	171	15,871
Total cost of operations	21,282	5,753	15,529

Net operating income:
2022 Acquisitions	8,063	6,019	2,044
2023 Acquisitions	29,108	209	28,899
Net operating income	37,171	6,228	30,943
Depreciation and amortization expense	(63,033)	(11,745)	(51,288)
Net loss	$(25,862)	$(5,517)	$(20,345)

At March 31:
Square foot occupancy:
2022 Acquisitions	82.8%	82.3%	0.5%
2023 Acquisitions	83.9%	82.2%	1.7%
	83.6%	82.3%	1.3%
Annual contract rent per occupied square foot:
2022 Acquisitions	$13.33	$12.02	10.9%
2023 Acquisitions	17.26	11.33	52.3%
	$16.16	$11.97	35.0%
Number of facilities:
2022 Acquisitions	74	74	—
2023 Acquisitions	164	5	159
	238	79	159
Net rentable square feet (in thousands):
2022 Acquisitions	4,740	4,726	14
2023 Acquisitions	12,067	312	11,755
	16,807	5,038	11,769

ACQUIRED FACILITIES (Continued)

As of March 31, 2024
Costs to acquire (in thousands):
2022 Acquisitions	$730,957
2023 Acquisitions	2,674,840
$3,405,797
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
We have been active in acquiring facilities in recent years. Since the beginning of 2022, we acquired a total of 238 facilities with 16.8 million net rentable square feet for $3.4 billion. During the three months ended March 31, 2024, these facilities contributed net operating income of $37.2 million.
During 2023, we acquired BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million square feet) and manages 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the Acquisition results in the table above are the Simply portfolio self-storage revenues of $37.8 million, NOI of $24.9 million (including Direct NOI of $26.2 million), and average square footage occupancy of 86.3% for the three months ended March 31, 2024.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume is likely to be impacted by increasing cost of capital requirements and overall macro-economic uncertainties. Subsequent to March 31, 2024, we acquired or were under contract to acquire four self-storage facilities across four states with 0.3 million net rentable square feet, for $34.6 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 40 facilities that were developed on new sites since January 1, 2019, and 83 facilities expanded to increase their net rentable square footage. Of these expansions, 64 were completed before 2023, 10 were completed in 2023 or 2024, and nine are currently in process at March 31, 2024. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended March 31,
	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2019	$4,411	$4,375	$36
Developed in 2020	1,848	1,901	(53)
Developed in 2021	2,834	2,609	225
Developed in 2022	2,267	1,086	1,181
Developed in 2023	906	25	881
Developed in 2024	2	—	2
Expansions completed before 2023	28,466	27,887	579
Expansions completed in 2023 or 2024	8,515	6,343	2,172
Expansions in process	3,617	4,409	(792)
Total revenues	52,866	48,635	4,231

Cost of operations (b):
Developed in 2019	1,537	1,507	30
Developed in 2020	434	424	10
Developed in 2021	922	917	5
Developed in 2022	1,128	983	145
Developed in 2023	1,070	229	841
Developed in 2024	13	—	13
Expansions completed before 2023	8,709	8,488	221
Expansions completed in 2023 or 2024	3,525	2,015	1,510
Expansions in process	911	1,008	(97)
Total cost of operations	18,249	15,571	2,678

Net operating income (loss):
Developed in 2019	2,874	2,868	6
Developed in 2020	1,414	1,477	(63)
Developed in 2021	1,912	1,692	220
Developed in 2022	1,139	103	1,036
Developed in 2023	(164)	(204)	40
Developed in 2024	(11)	—	(11)
Expansions completed before 2023	19,757	19,399	358
Expansions completed in 2023 or 2024	4,990	4,328	662
Expansions in process	2,706	3,401	(695)
Net operating income	34,617	33,064	1,553
Depreciation and amortization expense	(14,784)	(11,562)	(3,222)
Net income	$19,833	$21,502	$(1,669)

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of March 31,
	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2019	84.4%	87.3%	(2.9)%
Developed in 2020	89.7%	93.1%	(3.4)%
Developed in 2021	80.4%	83.6%	(3.2)%
Developed in 2022	79.5%	59.1%	20.4%
Developed in 2023	42.3%	19.4%	22.9%
Developed in 2024	12.2%	—%	—%
Expansions completed before 2023	85.3%	85.3%	—%
Expansions completed in 2023 or 2024	49.2%	81.5%	(32.3)%
Expansions in process	79.5%	87.5%	(8.0)%
	78.0%	83.1%	(5.1)%
Annual contract rent per occupied square foot:
Developed in 2019	$18.79	$18.34	2.5%
Developed in 2020	22.78	22.31	2.1%
Developed in 2021	20.34	18.23	11.6%
Developed in 2022	16.82	13.73	22.5%
Developed in 2023	9.62	8.70	10.6%
Developed in 2024	12.00	—	—%
Expansions completed before 2023	18.30	17.93	2.1%
Expansions completed in 2023 or 2024	20.23	24.43	(17.2)%
Expansions in process	24.06	26.49	(9.2)%
	$18.54	$18.65	(0.6)%
Number of facilities:
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	8	—
Developed in 2023	11	3	8
Developed in 2024	1	—	1
Expansions completed before 2023	64	64	—
Expansions completed in 2023 or 2024	10	10	—
Expansions in process	9	9	—
	123	114	9
Net rentable square feet (in thousands):
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	681	—
Developed in 2022	631	631	—
Developed in 2023	1,098	268	830
Developed in 2024	49	—	49
Expansions completed before 2023	8,489	8,361	128
Expansions completed in 2023 or 2024	1,211	373	838
Expansions in process	755	750	5
	14,318	12,468	1,850

As of March 31, 2024
Costs to develop (in thousands):
Developed in 2019	$150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Developed in 2023	193,766
Developed in 2024	10,640
Expansions completed before 2023 (c)	543,636
Expansions completed in 2023 or 2024 (c)	175,535
$1,331,748
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
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
Our Newly Developed and Expanded Facilities includes a total of 123 self-storage facilities of 14.3 million net rentable square feet. For development and expansions completed by March 31, 2024, we incurred a total cost of $1.3 billion. During the three months ended March 31, 2024, Newly Developed and Expanded Facilities contributed net operating income of $34.6 million.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at March 31, 2024. We incurred a total of $719.2 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.2 million net rentable square feet of new storage space.
At March 31, 2024, we had 21 additional facilities in development, which will have a total of 2.2 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $432.9 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at March 31, 2024, and together with additional future expansion activities primarily related to our Same Store Facilities at March 31, 2024, we expect to add a total of 1.5 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $350.1 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2022, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 17.3 million net rentable square feet at March 31, 2024. During the three months ended March 31, 2024 and 2023, the average occupancy for these facilities totaled 79.7% and 80.6%, respectively, and the realized rent per occupied square foot totaled $17.08 and $16.05, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $63.6 million in the three months ended March 31, 2024, as compared to the same period in 2023, due to newly acquired facilities of $2.7 billion in 2023. We expect continued increases in depreciation expense in the remainder of 2024 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded over 2024.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$54,116	$49,298	$4,818
Merchandise	6,586	6,820	(234)
Third party property management	10,473	5,930	4,543
Total revenues	71,175	62,048	9,127
Cost of operations:
Tenant reinsurance	11,698	9,572	2,126
Merchandise	5,045	4,213	832
Third party property management	10,326	5,891	4,435
Total cost of operations	27,069	19,676	7,393
Net operating income:
Tenant reinsurance	42,418	39,726	2,692
Merchandise	1,541	2,607	(1,066)
Third party property management	147	39	108
Total net operating income	$44,106	$42,372	$1,734
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $4.8 million or 9.8% in the three months ended March 31, 2024 over the same period in 2023, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as the increase of average premiums charged per customer at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $41.6 million and $40.2 million in the three months ended March 31, 2024 and 2023, respectively, representing a 3.5% increase.
We expect future growth will come primarily from customers of newly acquired and developed facilities and the increase of tenant insurance participation at our Same Store Facilities.

Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $2.1 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increased claim expenses related to burglary events and increased access fees we paid to the third-party owners of properties we manage driven by the growth of our third-party property management program.
Third-party property management: At March 31, 2024, in our third-party property management program, we managed 235 facilities for unrelated third parties, and were under contract to manage 132 additional facilities including 119 facilities that are currently under construction. During the three months ended March 31, 2024, we added 46 facilities to the program and had three properties exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entities
We account for the equity investments in Shurgard using the equity method and record our pro-rata share of the net income of these entities. For the three months ended March 31, 2024 and 2023, we recognized equity in earnings of Shurgard of $6.1 million and $6.0 million, respectively. Included in our equity earnings from Shurgard were $9.8 million and $8.5 million of our share of depreciation and amortization expense for the three months ended March 31, 2024 and 2023, respectively.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.079 U.S. Dollars per Euro at March 31, 2024 (1.104 at December 31, 2023), and average exchange rates of 1.086 and 1.073 for the three months ended March 31, 2024 and 2023, respectively.
Real estate acquisition and development expense: In the three months ended March 31, 2024 and 2023, we incurred a total of $3.7 million and $5.5 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities. These amounts are net of $4.4 million and $4.5 million in the three months ended March 31, 2024 and 2023, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. During the three months ended March 31, 2024 and 2023, we wrote off a total of $0.4 million and $2.5 million, respectively, of accumulated development costs related to cancelled development and redevelopment projects as well as due diligence costs incurred in pursuit of strategic transactions.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)

Share-based compensation expense	$6,038	$5,280	$758
Corporate management costs	8,139	6,979	1,160
Other costs	7,159	4,699	2,460
Total	$21,336	$16,958	$4,378
General and administrative expense increased $4.4 million in the three months ended March 31, 2024 as compared to the same period in 2023 due primarily to (i) an increase in other costs driven by higher spending in IT applications and software development and (ii) an increase in corporate management costs driven by higher payroll costs.

Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)

Interest earned on cash balances	$8,640	$11,859	$(3,219)
Commercial operations	2,239	2,383	(144)
Unrealized gain on private equity investments	1,103	2,218	(1,115)
Other	1,984	2,174	(190)
Total	$13,966	$18,634	$(4,668)
Interest earned on cash balances decreased $3.2 million in the three months ended March 31, 2024 as compared to the same period in 2023, due primarily to lower average cash balances partially offset by higher interest rates earned.
Interest expense: For the three months ended March 31, 2024 and 2023, we incurred $70.1 million and $37.8 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $2.4 million and $1.7 million during the three months ended March 31, 2024 and 2023, respectively, associated with our development activities. The increase of interest expense in the three months ended March 31, 2024 as compared to the same period in 2023 is due to the issuance of $2.2 billion of notes payable in July 2023 and the increase of Compounded SOFR on our $700.0 million variable rate unsecured notes issued in April 2021. At March 31, 2024, we had $9.1 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.1%.
Foreign currency exchange gain (loss): For the three months ended March 31, 2024 and 2023, we recorded foreign currency gains of $37.5 million and losses of $26.9 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.079 U.S. Dollars per Euro at March 31, 2024, 1.104 at December 31, 2023, 1.088 at March 31, 2023, and 1.070 at December 31, 2022. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on sale of real estate: In the three months ended March 31, 2024, we sold a land parcel for $2.4 million in cash and recorded gains on sale of real estate of $0.9 million (none in the three months ended March 31, 2023).
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three months ended March 31, 2024 and 2023, we recorded income tax expense totaling $1.5 million and $3.1 million, respectively, related to our taxable REIT subsidiaries and in the state and local jurisdictions in which we operate. The year-over-year changes of income tax expense in the first quarter of 2024 were primarily driven by changes in state income tax, due to fluctuations of taxable income in certain states where there are differences between federal and state tax laws.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow was approximately $700 million in 2021, $1 billion in 2022 and $480 million for 2023 after a 50% increase in annual dividend in 2023. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $450 million for 2024.
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
On June 12, 2023, we amended our revolving line of credit, increasing the borrowing limit from $500 million to $1.5 billion. We increased the size of the revolving line of credit and its associated lender base given our increased levels of debt maturities in coming years and to serve as temporary “bridge” financing until we are able to raise longer term capital. As of March 31, 2024, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $14.6 million of outstanding letters of credit, which limits our borrowing capacity to $1,485.4 million as of April 30, 2024. Our line of credit matures on June 12, 2027.
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
Our current and expected capital resources include: (i) $271.6 million of cash as of March 31, 2024, (ii) approximately $340 million of net cash proceeds we will retain from the issuance of unsecured senior notes in April 2024 after repayment of $808 million of our unsecured notes due in April 2024, and (iii) approximately $450 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,485.4 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $393.7 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months and (ii) $34.6 million in property acquisitions currently under contract. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of March 31, 2024, the principal outstanding on our debt totaled approximately $9.1 billion, consisting of $7.5 billion of U.S. Dollar denominated unsecured notes payable, $1.7 billion of Euro-denominated unsecured notes payable, and $1.8 million of mortgage notes payable. Approximate principal maturities and interest payments (including $46.4 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at March 31, 2024) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2024	$808,018	$172,073	$980,091
2025	661,336	222,314	883,650
2026	1,150,138	196,395	1,346,533
2027	500,146	184,450	684,596
2028	1,200,129	162,960	1,363,089
Thereafter	4,796,323	1,103,285	5,899,608
	$9,116,090	$2,041,477	$11,157,567

On April 11, 2024, PSOC issued €150 million of senior notes to institutional investors, bearing interest at a fixed rate of 4.080% and maturing on April 11, 2039. The senior notes are guaranteed by Public Storage. We received $162.6 million of net proceeds from the issuance after converting the Euros to U.S. Dollars. On April 11, 2024, we repaid PSOC’s €100 million 1.540% senior notes due April 12, 2024 to the same institutional investors for $108.4 million.
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes constitute a further issuance of, and form a single series with, our outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. These senior notes are guaranteed by Public Storage. We received $988.5 million of net proceeds from the offering. On April 23, 2024, we repaid our outstanding $700 million aggregate principal amount of floating rate senior notes at maturity.
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
We spent $66 million of capital expenditures to maintain real estate facilities in the first three months of 2024 and expect to spend approximately $180 million in 2024. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year Property of Tomorrow program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $25 million in the first three months of 2024 and expect to spend $150 million in 2024 on this effort. In addition, we have spent $13 million on the installation of solar panels in the first three months of 2024 and we expect to spend $120 million in 2024.
The capital spent to install solar panels and LED lights will reduce electric utility usage resulting in lower property operating costs.

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
The annual distribution requirement with respect to our preferred shares outstanding at March 31, 2024 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to March 31, 2024, we acquired or were under contract to acquire four self-storage facilities for a total purchase price of $34.6 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of March 31, 2024, we had development and expansion projects at a total cost of approximately $783.0 million. Costs incurred through March 31, 2024 were $389.3 million, with the remaining cost to complete of $393.7 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of April 30, 2024, we have three series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), and 5.600% Series H Preferred Shares ($285.0 million). See Note 9 to our March 31, 2024 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2024, we did not repurchase any of our common shares. From the inception of the repurchase program through April 30, 2024, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. We have no current plans to repurchase shares; however future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.1 billion at March 31, 2024, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at March 31, 2024 is approximately $8.4 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.1% at March 31, 2024. See Note 7 to our March 31, 2024 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total

Debt	$808,018	$661,336	$1,150,138	$500,146	$1,200,129	$4,796,323	$9,116,090
We have foreign currency exposure at March 31, 2024 related to (i) our investment in Shurgard, with a book value of $389.0 million, and a fair value of $1.5 billion based upon the closing price of Shurgard’s stock on March 31, 2024, and (ii) €1.5 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2023, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through April 30, 2024, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2024. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended March 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

4.1
Seventeenth Supplemental Indenture, dated as of April 16, 2024, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

4.2
Eighteenth Supplemental Indenture, dated as of April 16, 2024, among Public Storage Operating Company, Public Storage, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

10.1	Amended and Restated Agreement of Limited Partnership of Public Storage OP, L.P., dated as of February 14, 2024. Filed herewith.

10.2*	Restated Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan. Filed herewith.

10.3*	Form of Time-Based Public Storage OP, L.P. LTIP Unit Agreement. Filed herewith.

10.4*	Form of Performance-Based Public Storage OP, L.P. LTIP Unit Agreement. Filed herewith.

10.5*	Form of Time-Based Public Storage OP, L.P. AO LTIP Unit Agreement. Filed herewith.

10.6*	Form of Performance-Based Public Storage OP, L.P. AO LTIP Unit Agreement. Filed herewith.

10.7
Note Purchase Agreement, dated as of April 11, 2024, by and among Public Storage Operating Company and the Purchasers party thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

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

DATED: April 30, 2024
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer