Form 10-Q
period 2024-06-30
Public Storage
filed 2024-07-30
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 23, 2024:
Common Shares of beneficial interest, $0.10 par value per share – 175,018,425 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS

Cash and equivalents	$542,263	$370,002
Real estate facilities, at cost:
Land	5,644,056	5,628,488
Buildings	22,170,780	21,836,750
	27,814,836	27,465,238
Accumulated depreciation	(9,921,201)	(9,423,974)
	17,893,635	18,041,264
Construction in process	380,746	345,453
	18,274,381	18,386,717

Investment in unconsolidated real estate entity	374,161	390,180
Goodwill and other intangible assets, net	320,794	387,267
Other assets	277,163	275,050
Total assets	$19,788,762	$19,809,216

LIABILITIES AND EQUITY

Notes payable	$9,400,520	$9,103,277
Accrued and other liabilities	584,594	598,993
Total liabilities	9,985,114	9,702,270

Commitments and contingencies (Note 14)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2023) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,010,887 shares issued (175,670,727 shares at December 31, 2023)	17,501	17,567
Paid-in capital	6,006,460	5,980,760
Accumulated deficit	(592,665)	(267,910)
Accumulated other comprehensive loss	(74,051)	(67,239)
Total Public Storage shareholders’ equity	9,707,245	10,013,178
Noncontrolling interests	96,403	93,768
Total equity	9,803,648	10,106,946
Total liabilities and equity	$19,788,762	$19,809,216

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Self-storage facilities	$1,099,736	$1,056,120	$2,185,781	$2,088,304
Ancillary operations	73,475	63,650	144,650	125,698
	1,173,211	1,119,770	2,330,431	2,214,002

Expenses:
Self-storage cost of operations	273,501	257,678	570,915	526,293
Ancillary cost of operations	27,543	22,202	54,612	41,878
Depreciation and amortization	283,342	222,133	568,545	443,783
Real estate acquisition and development expense	2,907	3,147	6,624	8,628
General and administrative	26,580	19,769	47,916	36,727
Interest expense	73,236	38,079	141,014	74,180
	687,109	563,008	1,389,626	1,131,489

Other increases (decreases) to net income:
Interest and other income	18,253	18,452	32,219	37,086
Equity in earnings of unconsolidated real estate entity	6,480	9,565	12,570	15,560
Foreign currency exchange gain (loss)	12,449	(1,096)	49,992	(27,956)
Gain on sale of real estate	—	—	874	—
Income before income tax expense	523,284	583,683	1,036,460	1,107,203
Income tax expense	(2,075)	(2,518)	(3,554)	(5,623)
Net income	521,209	581,165	1,032,906	1,101,580
Allocation to noncontrolling interests	(3,082)	(3,136)	(5,831)	(5,843)
Net income allocable to Public Storage shareholders	518,127	578,029	1,027,075	1,095,737
Allocation of net income to:
Preferred shareholders	(48,673)	(48,673)	(97,351)	(97,351)
Restricted share units and unvested LTIP units	(1,088)	(1,097)	(2,149)	(2,539)
Net income allocable to common shareholders	$468,366	$528,259	$927,575	$995,847
Net income per common share:
Basic	$2.67	$3.01	$5.28	$5.68
Diluted	$2.66	$3.00	$5.26	$5.65

Basic weighted average common shares outstanding	175,469	175,484	175,585	175,428
Diluted weighted average common shares outstanding	176,009	176,212	176,180	176,181

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$521,209	$581,165	$1,032,906	$1,101,580
Foreign currency translation gain (loss) on investment in Shurgard	462	1,302	(6,813)	5,171
Total comprehensive income	521,671	582,467	1,026,093	1,106,751
Allocation to noncontrolling interests	(3,082)	(3,136)	(5,830)	(5,843)
Comprehensive income allocable to Public Storage shareholders	$518,589	$579,331	$1,020,263	$1,100,908

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2024	$4,350,000	$17,572	$5,991,606	$(336,003)	$(74,513)	$9,948,662	$96,636	$10,045,298
Issuance of common shares in connection with share-based compensation (14,191 shares)	—	2	2,595	—	—	2,597	—	2,597
Taxes withheld upon net share settlement of restricted share units	—	—	(288)	—	—	(288)	—	(288)
Share-based compensation expense	—	—	12,452	—	—	12,452	—	12,452
Repurchase of common shares (726,865 shares) (Note 9)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Contributions by noncontrolling interests	—	—	—	—	—	—	91	91
Net income	—	—	—	521,209	—	521,209	—	521,209
Net income allocated to noncontrolling interests	—	—	—	(3,082)	—	(3,082)	3,082	—
Reallocation of equity	—	—	95	—	—	95	(95)	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,673)	—	(48,673)	—	(48,673)
Noncontrolling interests	—	—	—	—	—	—	(3,311)	(3,311)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share) (Note 9)	—	—	—	(526,189)	—	(526,189)	—	(526,189)
Other comprehensive gain	—	—	—	—	462	462	—	462
Balances at June 30, 2024	$4,350,000	$17,501	$6,006,460	$(592,665)	$(74,051)	$9,707,245	$96,403	$9,803,648
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2023	$4,350,000	$17,547	$5,923,564	$(168,952)	$(76,448)	$10,045,711	$92,337	$10,138,048
Issuance of common shares in connection with share-based compensation (26,664 shares)	—	2	5,003	—	—	5,005	—	5,005
Taxes withheld upon net share settlement of restricted share units	—	—	(464)	—	—	(464)	—	(464)
Share-based compensation expense	—	—	12,842	—	—	12,842	—	12,842
Contributions by noncontrolling interests	—	—	—	—	—	—	729	729
Net income	—	—	—	581,165	—	581,165	—	581,165
Net income allocated to noncontrolling interests	—	—	—	(3,136)	—	(3,136)	3,136	—
Distributions to:
Preferred shareholders	—	—	—	(48,673)	—	(48,673)	—	(48,673)
Noncontrolling interests	—	—	—	—	—	—	(3,575)	(3,575)
Common shareholders and restricted share unitholders ($3.00 per share)	—	—	—	(527,808)	—	(527,808)	—	(527,808)
Other comprehensive income	—	—	—	—	1,302	1,302	—	1,302
Balances at June 30, 2023	$4,350,000	$17,549	$5,940,945	$(167,404)	$(75,146)	$10,065,944	$92,627	$10,158,571
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares in connection with share-based compensation (67,025 shares) (Note 11)	—	7	10,423	—	—	10,430	—	10,430
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(5,616)	—	—	(5,616)	—	(5,616)
Share-based compensation cost (Note 11)	—	—	23,757	—	—	23,757	—	23,757
Repurchase of common shares (726,865 shares) (Note 9)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,418	1,418
Net income	—	—	—	1,032,906	—	1,032,906	—	1,032,906
Net income allocated to noncontrolling interests	—	—	—	(5,831)	—	(5,831)	5,831	—
Reallocation of equity	—	—	(2,864)	—	—	(2,864)	2,864	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(97,351)	—	(97,351)	—	(97,351)
Noncontrolling interests	—	—	—	—	—	—	(7,477)	(7,477)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($6.00 per share/unit) (Note 9)	—	—	—	(1,054,552)	—	(1,054,552)	—	(1,054,552)
Other comprehensive loss	—	—	—	—	(6,812)	(6,812)	(1)	(6,813)
Balances at June 30, 2024	$4,350,000	$17,501	$6,006,460	$(592,665)	$(74,051)	$9,707,245	$96,403	$9,803,648
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (227,218 shares)	—	22	30,162	—	—	30,184	—	30,184
Taxes withheld upon net settlement of restricted share units	—	—	(9,396)	—	—	(9,396)	—	(9,396)
Share-based compensation cost	—	—	23,756	—	—	23,756	—	23,756
Contributions by noncontrolling interests	—	—	—	—	—	—	733	733
Net income	—	—	—	1,101,580	—	1,101,580	—	1,101,580
Net income allocated to noncontrolling interests	—	—	—	(5,843)	—	(5,843)	5,843	—
Distributions to:
Preferred shareholders	—	—	—	(97,351)	—	(97,351)	—	(97,351)
Noncontrolling interests	—	—	—	—	—	—	(7,348)	(7,348)
Common shareholders and restricted share unitholders ($6.00 per share)	—	—	—	(1,055,559)	—	(1,055,559)	—	(1,055,559)
Other comprehensive income	—	—	—	—	5,171	5,171	—	5,171
Balances at June 30, 2023	$4,350,000	$17,549	$5,940,945	$(167,404)	$(75,146)	$10,065,944	$92,627	$10,158,571

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,032,906	$1,101,580
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(874)	—
Depreciation and amortization	568,545	443,783
Equity in earnings of unconsolidated real estate entity	(12,570)	(15,560)
Distributions from cumulative equity in earnings of unconsolidated real estate entity	9,330	17,329
Unrealized foreign currency exchange (gain) loss	(49,858)	27,845
Share-based compensation expense	21,174	21,794
Other non-cash adjustments	5,395	6,658
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(6,154)	(19,419)
Accrued and other liabilities	(7,029)	(4,717)
Net cash flows from operating activities	1,560,865	1,579,293
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(117,481)	(105,056)
Capital expenditures for property enhancements	(63,027)	(67,319)
Capital expenditures for energy efficiencies (LED lighting, solar)	(25,984)	(25,850)
Development and expansion of real estate facilities	(164,932)	(161,435)
Acquisition of real estate facilities and intangible assets	(21,963)	(190,778)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entity	13,285	3,165
Proceeds from sale of real estate investments	2,443	—
Net cash flows used in investing activities	(377,659)	(547,273)
Cash flows from financing activities:
Issuance costs on amendment of credit facility	—	(8,377)
Repayments of notes payable	(808,442)	(8,200)
Issuance of notes payable, net of issuance costs	1,151,022	—
Issuance of common shares in connection with share-based compensation	10,364	30,057
Taxes paid upon net share settlement of restricted share units	(5,616)	(9,396)
Repurchase of common shares	(200,000)	—
Contributions by noncontrolling interests	1,418	733
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(1,151,394)	(1,152,555)
Distributions paid to noncontrolling interests	(7,477)	(7,348)
Net cash flows used in financing activities	(1,010,125)	(1,155,086)
Net increase (decrease) in cash and equivalents, including restricted cash	$173,081	$(123,066)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$370,002	$775,253
Restricted cash included in other assets	30,373	29,904
	$400,375	$805,157

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$542,263	$651,665
Restricted cash included in other assets	31,193	30,426
	$573,456	$682,091

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(9,589)	$(6,405)
Capital expenditures for property enhancements	(6,264)	(3,446)
Capital expenditures for energy efficiencies (LED lighting, solar)	(1,582)	(1,177)
Construction or expansion of real estate facilities	(47,175)	(57,850)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$131,333	$70,014
Cash paid for income taxes, net of refunds	6,144	8,694

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Effective August 14, 2023, we are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by the Company as its primary beneficiary. As of June 30, 2024, the Company owned all of the general partner interests and approximately 99.95% of the limited partnership interests of PSA OP, with the remaining 0.05% of limited partnership interests owned by certain trustees and officers of the Company.
At June 30, 2024, we owned interests in 3,049 self-storage facilities (with approximately 218.8 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.1 million net rentable square feet of commercial and retail space. In addition, we managed 260 facilities for third parties at June 30, 2024.
At June 30, 2024, we owned a 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 281 self-storage facilities (with approximately 16 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
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
Certain amounts previously reported in our June 30, 2023 Consolidated Statements of Income have been reclassified to conform to the June 30, 2024 presentation, with respect to the separate presentation of real estate acquisition and development expense in the amount of $3.1 million and $8.6 million for the three and six months ended June 30, 2023, respectively, previously included in general and administrative expense. The reclassification had no impact on our net income.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 14) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
3.Real Estate Facilities
Activity in real estate facilities during the six months ended June 30, 2024 is as follows:

Six Months Ended June 30, 2024
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$27,465,238
Capital expenditures to maintain real estate facilities	112,775
Capital expenditures for property enhancements	69,290
Capital expenditures for energy efficiencies (LED lighting, solar)	27,566
Acquisitions	21,609
Dispositions and other	(1,569)
Developed or expanded facilities opened for operation	119,927
Ending balance	27,814,836
Accumulated depreciation:
Beginning balance	(9,423,974)
Depreciation expense	(497,227)
Ending balance	(9,921,201)
Construction in process:
Beginning balance	345,453
Costs incurred to develop and expand real estate facilities	155,826
Write-off of cancelled projects	(606)
Developed or expanded facilities opened for operation	(119,927)
Ending balance	380,746
Total real estate facilities at June 30, 2024	$18,274,381
During the six months ended June 30, 2024, we acquired two self-storage facilities (0.1 million net rentable square feet of storage space), for a total cost of $22.0 million in cash. Approximately $0.4 million of the total cost was allocated to intangible assets. During the six months ended June 30, 2024, we completed development and redevelopment activities costing $119.9 million, adding 0.7 million net rentable square feet of self-storage space. Construction in process at June 30, 2024 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
In the six months ended June 30, 2024, we sold a land parcel for $2.4 million in cash and recorded gains on sale of real estate of $0.9 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

4.Investment in Unconsolidated Real Estate Entity
Throughout all periods presented, we had a 35% equity interest in Shurgard. On November 14, 2023, Shurgard issued 8,163,265 new common shares to institutional investors. Public Storage participated on a pro-rata basis in the offering and acquired 2,863,674 common shares for a cost of $112.6 million, maintaining our 35% equity interest in Shurgard. As a result of the offering, Shurgard common shares that we effectively owned increased from 31,268,459 to 34,132,133 as of June 30, 2024.
Based upon the closing price at June 30, 2024 (€36.05 per share of Shurgard common stock, at 1.072 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.3 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the six months ended June 30, 2024 and 2023, we received $2.0 million and $1.9 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $0.7 million of intra-entity profits and losses for each of the six months ended June 30, 2024 and 2023, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our income statement.
During the six months ended June 30, 2024 and 2023, we received cash dividend distributions from Shurgard totaling $21.9 million and $19.8 million, respectively. Approximately $13.3 million and $3.2 million of total cash distributions from Shurgard during the six months ended June 30, 2024 and 2023, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At June 30, 2024, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $59.7 million ($63.7 million at December 31, 2023). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entity. Such amortization totaled approximately $4.0 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and 2023, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $6.8 million other comprehensive loss and $5.2 million other comprehensive income during the six months ended June 30, 2024 and 2023, respectively.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At June 30, 2024			At December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	995,932	(859,805)	136,127	995,578	(792,978)	202,600
Total goodwill and other intangible assets	$1,180,599	$(859,805)	$320,794	$1,180,245	$(792,978)	$387,267
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $31.0 million and $66.8 million for the three and six months ended June 30, 2024, respectively, and $10.8 million and $25.4 million for the same periods in 2023. During the six months ended June 30, 2024, intangibles increased $0.4 million, in connection with the acquisition of real estate facilities (Note 3).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The estimated future amortization expense for our finite-lived intangible assets at June 30, 2024 is as follows (amounts in thousands):

Year	Amount
Remainder of 2024	$49,786
2025	60,545
2026	19,129
2027	2,797
2028	382
Thereafter	3,488
Total	$136,127
6.Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at June 30, 2024). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at June 30, 2024). At June 30, 2024 and July 30, 2024, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.2 million at June 30, 2024 ($14.6 million at December 31, 2023). The Credit Facility has various customary restrictive covenants with which we were in compliance at June 30, 2024.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

7.Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2024 and December 31, 2023 are set forth in the tables below:

			Amounts at June 30, 2024				Amounts at December 31, 2023
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.818%	$—	$—	$—	$—	$699,779	$700,031
Notes due July 25, 2025	SOFR+0.60%	5.959%	400,000	(871)	399,129	401,185	398,722	400,295
Notes due February 15, 2026	0.875%	1.030%	500,000	(1,211)	498,789	466,417	498,419	462,362
Notes due November 9, 2026	1.500%	1.640%	650,000	(2,052)	647,948	598,199	647,513	597,131
Notes due April 16, 2027	SOFR+0.70%	6.233%	700,000	(2,977)	697,023	705,593	—	—
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,700)	498,300	471,199	498,036	476,394
Notes due May 1, 2028	1.850%	1.962%	650,000	(2,583)	647,417	578,053	647,078	584,520
Notes due November 9, 2028	1.950%	2.044%	550,000	(2,097)	547,903	484,423	547,663	490,758
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,654)	497,346	504,520	497,053	516,899
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,482)	498,518	466,687	498,363	477,692
Notes due May 1, 2031	2.300%	2.419%	650,000	(4,669)	645,331	546,711	644,988	562,240
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,605)	547,395	454,510	547,218	469,845
Notes due August 1, 2033	5.100%	5.207%	700,000	(5,262)	694,738	694,450	694,448	725,753
Notes due August 1, 2053	5.350%	5.474%	900,000	(16,050)	883,950	867,834	592,017	628,413
			7,750,000	(46,213)	7,703,787	7,239,781	7,411,297	7,092,333

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	—	—	—	—	110,372	109,380
Notes due November 3, 2025	2.175%	2.175%	259,345	—	259,345	253,711	267,116	261,083
Notes due September 9, 2030	0.500%	0.640%	750,128	(6,930)	743,198	621,860	765,119	638,177
Notes due January 24, 2032	0.875%	0.978%	535,806	(4,054)	531,752	440,467	547,540	455,895
Notes due April 11, 2039	4.080%	4.080%	160,742	(75)	160,667	166,897	—	—
			1,706,021	(11,059)	1,694,962	1,482,935	1,690,147	1,464,535

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.5 million	4.365%	4.365%	1,771	—	1,771	1,677	1,833	1,733

			$9,457,792	$(57,272)	$9,400,520	$8,724,393	$9,103,277	$8,558,601

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

U.S. Dollar Denominated Unsecured Notes
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes issued at a discount of $5.3 million constitute a further issuance of, and form a single series with, our outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. Interest on the floating rate senior notes is payable quarterly, commencing on July 16, 2024. Interest on the 2053 notes is payable semi-annually, commencing on August 1, 2024. In connection with the offering, we received $988.5 million in net proceeds from the offering.
On April 23, 2024, we repaid PSOC’s outstanding $700 million aggregate principal amount of SOFR + 0.47% floating rate senior notes at maturity.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at June 30, 2024. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 17% at June 30, 2024) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 13x for the twelve months ended June 30, 2024) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At June 30, 2024, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €500.0 million issued in a public offering on January 24, 2020, (iii) €700.0 million issued in a public offering on September 9, 2021, and (iv) €150.0 million issued to institutional investors on April 11, 2024. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
The €150.0 million notes issued to institutional investors on April 11, 2024 bear interest at a fixed rate of 4.080% and mature on April 11, 2039. Interest is payable semi-annually. We received $162.5 million in net proceeds upon converting the Euros to U.S. Dollars. On April 11, 2024, we repaid PSOC’s outstanding €100.0 million aggregate principal amount 1.540% senior notes due April 12, 2024 to the same institutional investors for $108.4 million.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $12.5 million and $50.4 million for the three and six months ended June 30, 2024, respectively, as compared to losses of $1.1 million and $28.2 million for the three and six months ended June 30, 2023, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At June 30, 2024, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At June 30, 2024, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2024	$—	$62	$62
2025	659,345	131	659,476
2026	1,150,000	138	1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
Thereafter	5,246,676	1,165	5,247,841
	$9,456,021	$1,771	$9,457,792
Weighted average effective rate	3.2%	4.4%	3.2%
Interest capitalized as real estate totaled $5.2 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At June 30, 2024, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 11 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At June 30, 2024, approximately 0.05% of the partnership interests of PSA OP, representing 87,242 vested LTIP units, were not owned by the Company. There were no outstanding OP Units not owned by the Company at June 30, 2024. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

9.Shareholders’ Equity

Preferred Shares
At June 30, 2024 and December 31, 2023, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2024		At December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At June 30, 2024, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Common Shares Repurchases
Our Board has authorized a share repurchase program pursuant to which management may repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three and six months ended June 30, 2024, we repurchased 726,865 of our common shares under the repurchase program on the open market for a total cost of $200.0 million. The repurchased shares are constructively retired and returned to an authorized and unissued status. There are 10,551,219 common shares that may yet be repurchased under our repurchase program as of June 30, 2024.
Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $525.9 million ($3.00 per share) and $527.6 million ($3.00 per share) for the three months ended June 30, 2024 and 2023, respectively, and $1.05 billion ($6.00 per share) and $1.06 billion ($6.00 per share) for the six months ended June 30, 2024 and 2023, respectively. In addition, we accrued $0.3 million and $0.2 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
Preferred share dividends paid totaled $48.7 million for each of the three months ended June 30, 2024 and 2023, and $97.4 million for each of the six months ended June 30, 2024 and 2023.
10.Related Party Transactions
At June 30, 2024, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 66 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.1 million for each of the six months ended June 30, 2024 and 2023.
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
In February 2024, we amended our 2021 Equity and Performance-Based Incentive Plan to further provide for the grant of awards to certain officers and trustees of the Company in the form of LTIP units and appreciation-only LTIP units (“AO LTIP units”) of PSA OP. LTIP units are structured as “profit interests” for U.S. federal income tax purposes. During the six months ended June 30, 2024, we issued LTIP units and AO LTIP units in substitution for 156,632 RSUs and 2,238,874 stock options, respectively. The LTIP units and AO LTIP units issued have the same vesting conditions as the original awards and remain classified as equity awards. The fair value of the LTIP units and AO LTIP units issued is materially the same as the original awards immediately before the substitution. As a result, we did not adjust the share-based compensation costs associated with these substituted awards.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $1.2 million and $1.8 million of share-based compensation cost was capitalized as real estate facilities for the three and six months ended June 30, 2024, respectively, as compared to $0.6 million and $1.3 million for the same periods of 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Amounts in thousands)

Self-storage cost of operations	$3,065	$3,428	$6,310	$7,352
Ancillary cost of operations	250	323	626	640
Real estate acquisition and development expense	740	258	1,428	582
General and administrative	6,772	7,940	12,810	13,220
Total	$10,827	$11,949	$21,174	$21,794

As of June 30, 2024, there was $81.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
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
Below is a summary of award activity issued in the form of RSUs and LTIP units for the six months ended June 30, 2024.

	Service-Based	Performance-Based (a)	Total

Unvested awards outstanding January 1, 2024	322,648	94,013	416,661
Granted (b)	4,470	38,320	42,790
Vested (c)	(57,744)	(9,250)	(66,994)
Forfeited	(9,477)	—	(9,477)
Unvested awards outstanding June 30, 2024	259,897	123,083	382,980
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

(b)During the six months ended June 30, 2024, 34,550 performance-based LTIP unit awards (at target) and 3,770 performance-based RSUs were granted to certain executive officers and key employees. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 69,100 LTIP units. The vesting of performance-based RSUs is dependent upon meeting certain operational performance targets in 2024 and continued service through 2028.
(c)18,813 common shares were issued from the vesting of RSUs.
For the three and six months ended June 30, 2024, we incurred share-based compensation cost for RSUs and LTIP units of $8.1 million and $16.0 million, respectively, as compared to $7.7 million and $14.9 million for the same periods in 2023.
Stock Options and AO LTIP Units
We have service-based and performance-based stock options and AO LTIP units outstanding. Performance-based stock options and AO LTIP units vest upon meeting certain performance conditions or market conditions. Stock options and AO LTIP units generally vest over 1 to 5 years, expire 10 years after the grant date, and have an exercise or conversion price equal to the closing trading price of our common shares on the grant date. Common shares of the Company are issued for options exercised and vested LTIP units are issued for AO LTIP units converted. Employees cannot require the Company to settle their awards in cash.

Below is a summary of award activity issued in the form of stock options and AO LTIP units for the six months ended June 30, 2024.

	Service-Based	Performance-Based (a)	Total

Awards outstanding January 1, 2024	1,629,742	1,421,479	3,051,221
Granted (b)	100,278	63,717	163,995
Exercised or converted (c)	(128,374)	(32,337)	(160,711)
Cancelled	(10,110)	—	(10,110)
Awards outstanding June 30, 2024	1,591,536	1,452,859	3,044,395
Awards exercisable at June 30, 2024	1,440,708	881,273	2,321,981

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the six months ended June 30, 2024, 96,678 of service-based AO LTIP unit awards, 63,717 of performance-based AO LTIP unit awards (at target), and 3,600 service-based options were granted to certain executive officers and trustees. The vesting of the performance-based AO LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These performance-based AO LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 127,434 AO LTIP units.
(c)47,110 common shares were issued upon the exercise of stock options. 47,999 vested LTIP units were issued upon conversion of 113,601 AO LTIP units in the six months ended June 30, 2024.
For the three and six months ended June 30, 2024, we incurred share-based compensation cost for stock options and AO LTIP units of $3.7 million and $6.6 million, respectively, as compared to $4.6 million and $7.8 million for the same periods in 2023.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the six months ended June 30, 2024, we granted 1,054 DSUs and 231 unrestricted common shares. During the six months ended June 30, 2024, 871 previously granted DSUs were settled in common shares. A total of 10,952 DSUs were outstanding at June 30, 2024 (10,769 at December 31, 2023).
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units representing 433,226 common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2024, as compared to 321,070 common shares for the same periods in 2023, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and six months ended June 30, 2024 and 2023, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$468,366	$528,259	$927,575	$995,847

Denominator for basic net income per share - weighted average common shares outstanding	175,469	175,484	175,585	175,428
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	540	728	595	753
Denominator for dilutive net income per share - weighted average common shares outstanding	176,009	176,212	176,180	176,181

Net income per common share:
Basic	$2.67	$3.01	$5.28	$5.68
Dilutive	$2.66	$3.00	$5.26	$5.65

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,099,736	$1,056,120	$2,185,781	$2,088,304
Cost of operations	(273,501)	(257,678)	(570,915)	(526,293)
Net operating income	826,235	798,442	1,614,866	1,562,011
Depreciation and amortization	(283,342)	(222,133)	(568,545)	(443,783)
Net income	542,893	576,309	1,046,321	1,118,228

Ancillary Operations
Revenue	73,475	63,650	144,650	125,698
Cost of operations	(27,543)	(22,202)	(54,612)	(41,878)
Net operating income	45,932	41,448	90,038	83,820

Total net income allocated to segments	588,825	617,757	1,136,359	1,202,048

Other items not allocated to segments:
Real estate acquisition and development expense	(2,907)	(3,147)	(6,624)	(8,628)
General and administrative	(26,580)	(19,769)	(47,916)	(36,727)
Interest and other income	18,253	18,452	32,219	37,086
Interest expense	(73,236)	(38,079)	(141,014)	(74,180)
Equity in earnings of unconsolidated real estate entity	6,480	9,565	12,570	15,560
Foreign currency exchange gain (loss)	12,449	(1,096)	49,992	(27,956)
Gain on sale of real estate	—	—	874	—
Income tax expense	(2,075)	(2,518)	(3,554)	(5,623)
Net income	$521,209	$581,165	$1,032,906	$1,101,580

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $5.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At June 30, 2024, there were approximately 1.4 million certificates held by our self-storage customers, representing aggregate coverage of approximately $6.8 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $158.0 million at June 30, 2024. We expect to pay approximately $79.9 million in the remainder of 2024, $75.9 million in 2025, and $2.2 million in 2026 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $63.4 million at June 30, 2024. We expect to pay approximately $1.9 million in the remainder of 2024, $4.1 million in 2025, $4.0 million in 2026, $2.6 million in 2027, $2.5 million in 2028, and $48.3 million thereafter for these commitments.
15.Subsequent Events
Subsequent to June 30, 2024, we acquired or were under contract to acquire three self-storage facilities across three states with 0.2 million net rentable square feet, for $24.2 million.

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
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to those risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2024 and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, changes in national self-storage facility development activity, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
During the three and six months ended June 30, 2024, revenues generated by our Same Store Facilities (as defined below) decreased by 1.0% ($9.8 million) and 0.5% ($9.2 million), respectively, as compared to the same periods in 2023, while Same Store cost of operations increased by 0.9% ($1.9 million) and 2.9% ($12.8 million), respectively. Demand has continued to soften through 2023 and the first half of 2024, and we expect this trend to continue during the remainder of 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2022, we acquired a total of 240 facilities with 17.0 million net rentable square feet for $3.4 billion. Additionally, within our non-same store portfolio, our Newly Developed and Expanded Facilities (as defined below) include a total of 126 self-storage facilities with 14.9 million net rentable square feet. For development and expansions completed by June 30, 2024, we incurred a total cost of $1.4 billion. During the three and six months ended June 30, 2024, combined net operating income generated by our Acquired Facilities (as defined below) and Newly Developed and Expanded Facilities increased 81.3% ($35.3 million) and 81.4% ($67.7 million), respectively, as compared to the same periods in 2023.
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
In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage and (ii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2024. We spent approximately $63 million on the program in the six months ended June 30, 2024 and expect to spend approximately $150 million over 2024 on this effort. We have also embarked on a solar program under which we plan to install solar panels on over 1,000 of our self-storage facilities. We have completed the installations on 572 facilities through June 30, 2024. We spent approximately $26 million on the program in the six months ended June 30, 2024 and expect to spend $100 million over 2024 on this effort.
On April 11, 2024, PSOC issued €150 million of senior notes to institutional investors, bearing interest at a fixed rate of 4.080% and maturing on April 11, 2039. The senior notes are guaranteed by Public Storage. We received $162.5 million of net proceeds from the issuance after converting the Euros to U.S. Dollars. On April 11, 2024, we repaid PSOC’s outstanding €100 million aggregate principal amount 1.540% senior notes due April 12, 2024 to the same institutional investors for $108.4 million.
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes issued at a discount of $5.3 million constitute a further issuance of, and form a single series with, our outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. These senior notes are guaranteed by Public Storage. We received $988.5 million of net proceeds from the offering. On April 23, 2024, we repaid PSOC’s outstanding $700 million aggregate principal amount of floating rate senior notes at maturity due April 23, 2024.
During the second quarter of 2024, we repurchased 726,865 of our common shares under our previously announced share repurchase program on the open market for a total cost of $200.0 million, driven by our expected improvement in operating fundamentals and growth.

Results of Operations
Operating Results for the Three Months Ended June 30, 2024 and 2023
For the three months ended June 30, 2024, net income allocable to our common shareholders was $468.4 million or $2.66 per diluted common share, compared to $528.3 million or $3.00 per diluted common share for the same period in 2023, representing a decrease of $59.9 million or $0.34 per diluted common share. The decrease is due primarily to (i) a $61.2 million increase in depreciation and amortization expense and (ii) a $35.2 million increase in interest expense, partially offset by (iii) a $27.8 million increase in self-storage net operating income and (iv) a $13.5 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable.
The $27.8 million increase in self-storage net operating income in the three months ended June 30, 2024 as compared to the same period in 2023 is a result of a $39.5 million increase attributable to our non-same store facilities, partially offset by an $11.7 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased 1.0% or $9.8 million in the three months ended June 30, 2024 as compared to the same period in 2023, due primarily to lower realized annual rent per occupied square foot and a decline in occupancy. Cost of operations for the Same Store Facilities increased by 0.9% or $1.9 million in the three months ended June 30, 2024 as compared to the same period in 2023, due primarily to increased property tax expense partially offset by decreased on-site property manager payroll. The increase in net operating income of $39.5 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2023 and the fill-up of recently developed and expanded facilities.
Operating Results for the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, net income allocable to our common shareholders was $927.6 million or $5.26 per diluted common share, compared to $995.8 million or $5.65 per diluted common share for the same period in 2023, representing a decrease of $68.2 million or $0.39 per diluted common share. The decrease is due primarily to (i) a $124.8 million increase in depreciation and amortization expense and (ii) a $66.8 million increase in interest expense, partially offset by (iii) a $77.9 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable and (iv) a $52.9 million increase in self-storage net operating income.
The $52.9 million increase in self-storage net operating income in the six months ended June 30, 2024 as compared to the same period in 2023 is a result of a $74.9 million increase attributable to our non-same store facilities, partially offset by a $22.0 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased 0.5% or $9.2 million in the six months ended June 30, 2024 as compared to the same period in 2023, due primarily to a decline in occupancy. Cost of operations for the Same Store Facilities increased by 2.9% or $12.8 million in the six months ended June 30, 2024 as compared to the same period in 2023, due primarily to increased property tax expense and marketing expense partially offset by decreased on-site property manager payroll and utilities. The increase in net operating income of $74.9 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2023 and the fill-up of recently developed and expanded facilities.
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
For the three months ended June 30, 2024, FFO was $4.30 per diluted common share as compared to $4.29 for the same period in 2023, representing an increase of 0.2%, or $0.01 per diluted common share.

For the six months ended June 30, 2024, FFO was $8.54 per diluted common share as compared to $8.24 per diluted common share for the same period in 2023, representing an increase of 3.6%, or $0.30 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingencies and resolutions, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, amortization of acquired non real estate-related intangibles, and our equity share of deferred tax benefits of a change in tax status and unrealized gain on derivatives from our equity investee. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$468,366	$528,259	(11.3)%	$927,575	$995,847	(6.9)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	279,894	220,971		562,097	440,758
Real estate-related depreciation from unconsolidated real estate investment	9,762	9,155		19,518	17,684
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(1,880)	(1,732)		(3,715)	(3,205)
Gains on sale of real estate investments, including our equity share from investment	—	(72)		(871)	(72)
FFO allocable to common shares	$756,142	$756,581	(0.1)%	$1,504,604	$1,451,012	3.7%
Eliminate the impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange (gain) loss	(12,449)	1,096		(49,992)	27,956
Other items	1,200	(4,093)		1,251	(6,226)
Core FFO allocable to common shares	$744,893	$753,584	(1.2)%	$1,455,863	$1,472,742	(1.1)%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.66	$3.00	(11.3)%	$5.26	$5.65	(6.9)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.64	1.29		3.29	2.59
Gains on sale of real estate investments, including our equity share from investment	—	—		(0.01)	—
FFO per share	$4.30	$4.29	0.2%	$8.54	$8.24	3.6%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange (gain) loss	(0.08)	0.01		(0.29)	0.16
Other items	0.01	(0.02)		0.01	(0.04)
Core FFO per share	$4.23	$4.28	(1.2)%	$8.26	$8.36	(1.2)%

Diluted weighted average common shares	176,009	176,212		176,180	176,181
Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,507 facilities that we have owned and operated on a stabilized basis since January 1, 2022 (the “Same Store Facilities”), (ii) 240 facilities we acquired since January 1, 2022 (the “Acquired Facilities”), (iii) 126 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2024 (the “Newly Developed and Expanded Facilities”), and (iv) 176 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2022 (the “Other Non-same Store Facilities”). See Note 13 to our June 30, 2024 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$921,658	$931,415	(1.0)%	$1,834,746	$1,843,930	(0.5)%
Acquired Facilities	59,744	13,231	351.5%	118,197	25,212	368.8%
Newly Developed and Expanded Facilities	55,577	51,480	8.0%	109,017	100,734	8.2%
Other Non-Same Store Facilities	62,757	59,994	4.6%	123,821	118,428	4.6%
	1,099,736	1,056,120	4.1%	2,185,781	2,088,304	4.7%
Cost of operations:
Same Store Facilities	216,062	214,138	0.9%	451,734	438,930	2.9%
Acquired Facilities	18,858	5,674	232.4%	40,140	11,427	251.3%
Newly Developed and Expanded Facilities	17,805	15,652	13.8%	36,285	31,401	15.6%
Other Non-Same Store Facilities	20,776	22,214	(6.5)%	42,756	44,535	(4.0)%
	273,501	257,678	6.1%	570,915	526,293	8.5%
Net operating income (a):
Same Store Facilities	705,596	717,277	(1.6)%	1,383,012	1,405,000	(1.6)%
Acquired Facilities	40,886	7,557	441.0%	78,057	13,785	466.2%
Newly Developed and Expanded Facilities	37,772	35,828	5.4%	72,732	69,333	4.9%
Other Non-Same Store Facilities	41,981	37,780	11.1%	81,065	73,893	9.7%
Total net operating income	826,235	798,442	3.5%	1,614,866	1,562,011	3.4%

Depreciation and amortization expense:
Same Store Facilities	164,111	158,406	3.6%	327,848	314,613	4.2%
Acquired Facilities	59,923	11,068	441.4%	122,956	22,813	439.0%
Newly Developed and Expanded Facilities	16,842	13,568	24.1%	33,250	26,682	24.6%
Other Non-Same Store Facilities	42,466	39,091	8.6%	84,491	79,675	6.0%
Total depreciation and amortization expense	283,342	222,133	27.6%	568,545	443,783	28.1%

Net income (loss):
Same Store Facilities	541,485	558,871	(3.1)%	1,055,164	1,090,387	(3.2)%
Acquired Facilities	(19,037)	(3,511)	442.2%	(44,899)	(9,028)	397.3%
Newly Developed and Expanded Facilities	20,930	22,260	(6.0)%	39,482	42,651	(7.4)%
Other Non-Same Store Facilities	(485)	(1,311)	(63.0)%	(3,426)	(5,782)	(40.7)%
Total net income	$542,893	$576,309	(5.8)%	$1,046,321	$1,118,228	(6.4)%

Number of facilities at period end:
Same Store Facilities				2,507	2,507	—%
Acquired Facilities				240	90	166.7%
Newly Developed and Expanded Facilities				126	115	9.6%
Other Non-Same Store Facilities				176	176	—%
				3,049	2,888	5.6%
Net rentable square footage at period end:
Same Store Facilities				169,959	169,959	—%
Acquired Facilities				16,954	5,945	185.2%
Newly Developed and Expanded Facilities				14,876	12,775	16.4%
Other Non-Same Store Facilities				17,051	17,309	(1.5)%
				218,840	205,988	6.2%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our June 30, 2024 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2022. Our Same Store Facilities did not change from March 31, 2024. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2022, 2023, and 2024 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,507 facilities (170.0 million net rentable square feet) that represent approximately 78% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2024. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,507 facilities)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change (e)	2024	2023	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$890,728	$900,484	(1.1)%	$1,772,351	$1,782,324	(0.6)%
Late charges and administrative fees	30,930	30,931	—%	62,395	61,606	1.3%
Total revenues	921,658	931,415	(1.0)%	1,834,746	1,843,930	(0.5)%

Direct cost of operations (a):
Property taxes	88,659	85,339	3.9%	179,506	169,945	5.6%
On-site property manager payroll	31,762	33,985	(6.5)%	67,234	69,052	(2.6)%
Repairs and maintenance	18,403	15,805	16.4%	38,328	34,897	9.8%
Utilities	10,101	11,032	(8.4)%	23,135	24,824	(6.8)%
Marketing	17,774	15,856	12.1%	41,440	32,711	26.7%
Other direct property costs	23,866	23,677	0.8%	48,867	48,684	0.4%
Total direct cost of operations	190,565	185,694	2.6%	398,510	380,113	4.8%
Direct net operating income (b)	731,093	745,721	(2.0)%	1,436,236	1,463,817	(1.9)%

Indirect cost of operations (a):
Supervisory payroll	(9,691)	(10,230)	(5.3)%	(20,151)	(21,461)	(6.1)%
Centralized management costs	(13,337)	(15,271)	(12.7)%	(27,928)	(31,033)	(10.0)%
Share-based compensation	(2,469)	(2,943)	(16.1)%	(5,145)	(6,323)	(18.6)%
Net operating income	705,596	717,277	(1.6)%	1,383,012	1,405,000	(1.6)%
Depreciation and amortization expense	(164,111)	(158,406)	3.6%	(327,848)	(314,613)	4.2%
Net income	$541,485	$558,871	(3.1)%	$1,055,164	$1,090,387	(3.2)%

Gross margin (before indirect costs, depreciation and amortization expense)	79.3%	80.1%	(0.8)%	78.3%	79.4%	(1.1)%

Gross margin (before depreciation and amortization expense)	76.6%	77.0%	(0.4)%	75.4%	76.2%	(0.8)%

Weighted average for the period:
Square foot occupancy	93.0%	93.5%	(0.5)%	92.6%	93.2%	(0.6)%

Realized annual rental income per (c):
Occupied square foot	$22.54	$22.67	(0.6)%	$22.53	$22.51	0.1%
Available square foot	$20.96	$21.20	(1.1)%	$20.87	$20.98	(0.5)%

At June 30:
Square foot occupancy				92.7%	93.0%	(0.3)%
Annual contract rent per occupied square foot (d)				$22.72	$23.04	(1.4)%

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
Revenues generated by our Same Store Facilities decreased 1.0% and 0.5% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The 1.0% decrease in the three months ended June 30, 2024 was due primarily to a 0.6% decrease in realized annual rent per occupied square foot and a 0.5% decrease in average occupancy, as compared to the same period in 2023. The 0.5% decrease in the six months ended June 30, 2024 was due primarily to a 0.6% decrease in average occupancy partially offset by a 0.1% increase in realized annual rent per occupied square foot, as compared to the same period in 2023.
The decrease in realized annual rent per occupied square foot in the three months ended June 30, 2024 as compared to the same period in 2023 was due to a decrease in average rates per square foot charged to new tenants moving in over the past twelve months, partially offset by cumulative rate increases to existing long-term tenants over the same period. At June 30, 2024, annual contract rent per occupied square foot was 1.4% lower as compared to June 30, 2023.
The weighted average square foot occupancy for our Same Store Facilities was 93.0% and 92.6% in the three and six months ended June 30, 2024, respectively, representing a decrease of 0.5% and 0.6% as compared to the same periods in 2023. Occupancy levels have gradually declined since the second half of 2022 as customer demand softened. During the three and six months ended June 30, 2024, we lowered move-in rental rates and increased advertising spending to stimulate move-in activity at our facilities.
Move-out activities from our tenants were lower in the three and six months ended June 30, 2024 as compared to the same periods in 2023. These lower move-out volumes contributed to stronger average length of stay for tenants and supported revenue growth.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and six months ended June 30, 2024 and 2023. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$14.27	$16.68	(14.4)%	$13.76	$16.26	(15.4)%
Square footage	30,872	31,218	(1.1)%	60,515	61,106	(1.0)%
Contract rents gained from move-ins	$110,136	$130,179	(15.4)%	$416,343	$496,792	(16.2)%
Promotional discounts given	$13,599	$17,096	(20.5)%	$27,087	$34,887	(22.4)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.93	$21.23	(1.4)%	$20.86	$21.13	(1.3)%
Square footage	29,576	30,264	(2.3)%	58,141	59,281	(1.9)%
Contract rents lost from move-outs	$154,756	$160,626	(3.7)%	$606,411	$626,304	(3.2)%
Demand was weaker in the first half of 2024 compared to the same period in 2023 primarily from lower home-moving activities partially offset by increases in customers who sought storage space for other reasons. Demand fluctuates due to various local and regional factors, including the overall economy, as well as new supply of self-storage space and alternatives to self-storage.
We expect weaker industry-wide demand in the remainder of 2024 as compared to 2023, but with an improvement in the year-over-year decline in demand in the second half of 2024 as compared to the first half of 2024. We plan to mitigate the effect of lower industry-wide demand to our facilities by continuing to support new customer move-ins with increased marketing expense, lower rental rates to new customers, and increased promotional discounting. As a result, we expect a moderate decline in Same Store Facilities revenues in 2024 as compared to those earned in 2023.
Late Charges and Administrative Fees
Late charges and administrative fees remained flat for the three months ended June 30, 2024 and increased 1.3% for the six months ended June 30, 2024, as compared to the same periods in 2023. The year-over-year increase for the six months ended June 30, 2024 was due primarily to higher late charges and lien fees collected on delinquent accounts. Delinquency rates remained at similar levels for the three and six months ended June 30, 2024 as compared to the same periods in 2023.

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 0.9% and 2.9% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase during the three-month period is due primarily to increased property tax expense partially offset by decreased on-site property manager payroll, while the increase during the six-month period is due primarily to increased property tax expense and marketing expense partially offset by decreased on-site property manager payroll and utilities.
Property tax expense increased 3.9% and 5.6% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, as a result of higher assessed values. We expect property tax expense to grow 4% to 5% in 2024 due primarily to higher assessed values.
Marketing expense includes Internet advertising we utilize through our online paid search programs, television advertising and the operating costs of our telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 12.1% and 26.7% in the three and six months ended June 30, 2024, respectively, as compared to the same period in 2023, primarily by utilizing a higher volume of online paid search programs to attract new tenants. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in the remainder of 2024.
On-site property manager payroll expense decreased 6.5% and 2.6% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily due to reduction in labor hours driven by revisions in operational processes. We expect on-site property manager payroll expense to decrease moderately in 2024 as compared to 2023 as we continue to enhance operational processes.
Our utility expense consists primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 8.4% and 6.8% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, due primarily to decreases in utility rates and our investment in energy saving technology such as solar power and LED lights, which generate favorable returns on investment in the form of lower utility usage. We expect a decline in utility expense in 2024 as compared to 2023 as we continue our investment in solar power.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of June 30, 2024		Three Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	218	15.9	$35.96	$35.99	(0.1)%	95.1%	95.4%	(0.3)%	$34.20	$34.33	(0.4)%
San Francisco	130	8.1	32.58	32.43	0.5%	94.9%	94.2%	0.7%	30.92	30.55	1.2%
New York	91	6.7	32.19	32.12	0.2%	93.8%	93.1%	0.7%	30.19	29.90	1.0%
Washington DC	109	7.3	26.70	26.54	0.6%	93.6%	92.1%	1.5%	24.99	24.44	2.3%
Miami	87	6.3	29.98	30.26	(0.9)%	93.4%	93.5%	(0.1)%	28.00	28.29	(1.0)%
Dallas-Ft. Worth	130	9.7	18.21	18.09	0.7%	90.2%	92.5%	(2.3)%	16.43	16.73	(1.8)%
Seattle-Tacoma	92	6.3	25.43	26.03	(2.3)%	93.5%	92.4%	1.1%	23.78	24.05	(1.1)%
Houston	117	9.2	16.88	16.69	1.1%	91.8%	92.0%	(0.2)%	15.49	15.35	0.9%
Chicago	131	8.3	20.44	20.03	2.0%	93.6%	93.9%	(0.3)%	19.13	18.81	1.7%
Atlanta	107	7.1	17.50	17.85	(2.0)%	88.2%	91.9%	(3.7)%	15.44	16.40	(5.9)%
Orlando-Daytona	69	4.4	18.81	19.89	(5.4)%	91.9%	93.9%	(2.0)%	17.29	18.68	(7.4)%
West Palm Beach	41	3.1	26.16	26.71	(2.1)%	92.7%	93.9%	(1.2)%	24.25	25.08	(3.3)%
Philadelphia	57	3.6	21.00	21.43	(2.0)%	93.5%	93.6%	(0.1)%	19.63	20.06	(2.1)%
Baltimore	38	2.8	23.11	23.77	(2.8)%	93.9%	91.5%	2.4%	21.70	21.75	(0.2)%
Charlotte	55	4.2	15.99	16.23	(1.5)%	92.1%	93.7%	(1.6)%	14.72	15.21	(3.2)%
All other markets	1,035	67.0	18.33	18.61	(1.5)%	93.3%	93.7%	(0.4)%	17.11	17.44	(1.9)%
Totals	2,507	170.0	$22.54	$22.67	(0.6)%	93.0%	93.5%	(0.5)%	$20.96	$21.20	(1.1)%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$138,919	$139,612	(0.5)%	$17,503	$17,461	0.2%	$2,514	$2,730	(7.9)%	$118,902	$119,421	(0.4)%
San Francisco	63,432	62,822	1.0%	9,550	9,803	(2.6)%	1,375	1,436	(4.2)%	52,507	51,583	1.8%
New York	52,007	51,490	1.0%	11,996	11,393	5.3%	1,067	1,173	(9.0)%	38,944	38,924	0.1%
Washington DC	47,099	46,042	2.3%	8,985	8,795	2.2%	1,246	1,259	(1.0)%	36,868	35,988	2.4%
Miami	45,553	46,033	(1.0)%	9,126	8,215	11.1%	921	1,050	(12.3)%	35,506	36,768	(3.4)%
Dallas-Ft. Worth	41,700	42,504	(1.9)%	10,261	9,501	8.0%	1,225	1,401	(12.6)%	30,214	31,602	(4.4)%
Seattle-Tacoma	38,503	38,993	(1.3)%	7,347	6,754	8.8%	962	1,022	(5.9)%	30,194	31,217	(3.3)%
Houston	37,310	36,990	0.9%	9,671	10,351	(6.6)%	1,114	1,263	(11.8)%	26,525	25,376	4.5%
Chicago	41,032	40,336	1.7%	15,252	15,840	(3.7)%	1,267	1,393	(9.0)%	24,513	23,103	6.1%
Atlanta	28,835	30,512	(5.5)%	7,464	6,324	18.0%	1,054	1,184	(11.0)%	20,317	23,004	(11.7)%
Orlando-Daytona	19,758	21,307	(7.3)%	4,237	3,942	7.5%	703	804	(12.6)%	14,818	16,561	(10.5)%
West Palm Beach	19,212	19,885	(3.4)%	4,203	4,096	2.6%	476	543	(12.3)%	14,533	15,246	(4.7)%
Philadelphia	18,659	19,010	(1.8)%	4,174	3,974	5.0%	554	660	(16.1)%	13,931	14,376	(3.1)%
Baltimore	16,067	16,110	(0.3)%	2,774	3,057	(9.3)%	370	411	(10.0)%	12,923	12,642	2.2%
Charlotte	15,998	16,495	(3.0)%	3,013	3,026	(0.4)%	506	526	(3.8)%	12,479	12,943	(3.6)%
All other markets	297,574	303,274	(1.9)%	65,009	63,162	2.9%	10,143	11,589	(12.5)%	222,422	228,523	(2.7)%
Totals	$921,658	$931,415	(1.0)%	$190,565	$185,694	2.6%	$25,497	$28,444	(10.4)%	$705,596	$717,277	(1.6)%

Same Store Facilities Operating Trends by Market (Continued)

	As of June 30, 2024		Six Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	218	15.9	$35.81	$35.45	1.0%	95.2%	95.6%	(0.4)%	$34.09	$33.89	0.6%
San Francisco	130	8.1	32.23	32.18	0.2%	94.8%	94.2%	0.6%	30.55	30.31	0.8%
New York	91	6.7	32.04	31.92	0.4%	93.7%	93.0%	0.7%	30.03	29.69	1.1%
Washington DC	109	7.3	26.66	26.43	0.9%	92.6%	91.4%	1.2%	24.69	24.16	2.2%
Miami	87	6.3	29.79	29.95	(0.5)%	93.6%	93.5%	0.1%	27.88	28.00	(0.4)%
Dallas-Ft. Worth	130	9.7	18.25	17.93	1.8%	89.8%	92.3%	(2.5)%	16.39	16.55	(1.0)%
Seattle-Tacoma	92	6.3	25.27	25.85	(2.2)%	93.1%	92.3%	0.8%	23.53	23.86	(1.4)%
Houston	117	9.2	16.88	16.57	1.9%	91.3%	91.8%	(0.5)%	15.41	15.21	1.3%
Chicago	131	8.3	20.41	20.06	1.7%	92.8%	92.7%	0.1%	18.94	18.60	1.8%
Atlanta	107	7.1	17.71	17.89	(1.0)%	87.7%	91.4%	(3.7)%	15.53	16.35	(5.0)%
Orlando-Daytona	69	4.4	18.93	19.65	(3.7)%	91.7%	94.4%	(2.7)%	17.36	18.55	(6.4)%
West Palm Beach	41	3.1	26.07	26.48	(1.5)%	92.8%	93.7%	(0.9)%	24.19	24.81	(2.5)%
Philadelphia	57	3.6	21.10	21.47	(1.7)%	92.8%	92.9%	(0.1)%	19.58	19.95	(1.9)%
Baltimore	38	2.8	23.32	23.67	(1.5)%	92.4%	91.0%	1.4%	21.55	21.54	—%
Charlotte	55	4.2	16.04	16.08	(0.2)%	91.4%	93.4%	(2.0)%	14.66	15.02	(2.4)%
All other markets	1,035	67.0	18.37	18.48	(0.6)%	92.6%	93.3%	(0.7)%	17.01	17.24	(1.3)%
Totals	2,507	170.0	$22.53	$22.51	0.1%	92.6%	93.2%	(0.6)%	$20.87	$20.98	(0.5)%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Six Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$277,136	$275,608	0.6%	$37,144	$35,677	4.1%	$5,370	$5,647	(4.9)%	$234,622	$234,284	0.1%
San Francisco	125,617	124,601	0.8%	20,702	19,733	4.9%	2,773	3,060	(9.4)%	102,142	101,808	0.3%
New York	103,482	102,055	1.4%	25,885	24,543	5.5%	2,191	2,494	(12.1)%	75,406	75,018	0.5%
Washington DC	93,068	90,992	2.3%	18,475	18,139	1.9%	2,540	2,571	(1.2)%	72,053	70,282	2.5%
Miami	90,761	91,155	(0.4)%	18,204	16,191	12.4%	1,907	2,137	(10.8)%	70,650	72,827	(3.0)%
Dallas-Ft. Worth	83,254	84,139	(1.1)%	20,385	19,706	3.4%	2,427	2,859	(15.1)%	60,442	61,574	(1.8)%
Seattle-Tacoma	76,276	77,359	(1.4)%	15,546	13,937	11.5%	1,962	2,083	(5.8)%	58,768	61,339	(4.2)%
Houston	74,263	73,268	1.4%	20,020	20,467	(2.2)%	2,361	2,586	(8.7)%	51,882	50,215	3.3%
Chicago	81,227	79,722	1.9%	34,849	32,516	7.2%	2,658	2,831	(6.1)%	43,720	44,375	(1.5)%
Atlanta	57,996	60,885	(4.7)%	13,834	12,792	8.1%	2,225	2,463	(9.7)%	41,937	45,630	(8.1)%
Orlando-Daytona	39,662	42,354	(6.4)%	8,526	8,013	6.4%	1,487	1,664	(10.6)%	29,649	32,677	(9.3)%
West Palm Beach	38,344	39,385	(2.6)%	8,847	8,271	7.0%	1,023	1,107	(7.6)%	28,474	30,007	(5.1)%
Philadelphia	37,246	37,888	(1.7)%	8,731	8,302	5.2%	1,150	1,362	(15.6)%	27,365	28,224	(3.0)%
Baltimore	31,945	31,938	—%	6,289	6,017	4.5%	802	846	(5.2)%	24,854	25,075	(0.9)%
Charlotte	31,903	32,593	(2.1)%	6,225	6,035	3.1%	1,049	1,157	(9.3)%	24,629	25,401	(3.0)%
All other markets	592,566	599,988	(1.2)%	134,848	129,774	3.9%	21,299	23,950	(11.1)%	436,419	446,264	(2.2)%
Totals	$1,834,746	$1,843,930	(0.5)%	$398,510	$380,113	4.8%	$53,224	$58,817	(9.5)%	$1,383,012	$1,405,000	(1.6)%

Acquired Facilities
The Acquired Facilities represent 240 facilities that we acquired in 2022, 2023, and 2024. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change (a)	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2022 Acquisitions	$13,719	$12,195	$1,524	$27,022	$23,796	$3,226
2023 Acquisitions	45,963	1,036	44,927	91,113	1,416	89,697
2024 Acquisitions	62	—	62	62	—	62
Total revenues	59,744	13,231	46,513	118,197	25,212	92,985

Cost of operations (b):
2022 Acquisitions	5,006	5,280	(274)	10,246	10,862	(616)
2023 Acquisitions	13,731	394	13,337	29,773	565	29,208
2024 Acquisitions	121	—	121	121	—	121
Total cost of operations	18,858	5,674	13,184	40,140	11,427	28,713

Net operating income:
2022 Acquisitions	8,713	6,915	1,798	16,776	12,934	3,842
2023 Acquisitions	32,232	642	31,590	61,340	851	60,489
2024 Acquisitions	(59)	—	(59)	(59)	—	(59)
Net operating income	40,886	7,557	33,329	78,057	13,785	64,272
Depreciation and amortization expense	(59,923)	(11,068)	(48,855)	(122,956)	(22,813)	(100,143)
Net loss	$(19,037)	$(3,511)	$(15,526)	$(44,899)	$(9,028)	$(35,871)

At June 30:
Square foot occupancy:
2022 Acquisitions				85.4%	85.5%	(0.1)%
2023 Acquisitions				87.0%	56.8%	30.2%
2024 Acquisitions				68.6%	—%	—%
				86.4%	79.7%	6.8%
Annual contract rent per occupied square foot:
2022 Acquisitions				$13.25	$12.22	8.4%
2023 Acquisitions				17.26	13.74	25.6%
2024 Acquisitions				11.94	—	—%
				$16.10	$12.44	29.4%
Number of facilities:
2022 Acquisitions				74	74	—
2023 Acquisitions				164	16	148
2024 Acquisitions				2	—	2
				240	90	150
Net rentable square feet (in thousands):
2022 Acquisitions				4,740	4,740	—
2023 Acquisitions				12,067	1,205	10,862
2024 Acquisitions				147	—	147
				16,954	5,945	11,009

ACQUIRED FACILITIES (Continued)

As of June 30, 2024
Costs to acquire (in thousands):
2022 Acquisitions	$730,957
2023 Acquisitions	2,674,840
2024 Acquisitions	21,963
$3,427,760
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
We have been active in acquiring facilities in recent years. Since the beginning of 2022, we acquired a total of 240 facilities with 17.0 million net rentable square feet for $3.4 billion. During the three and six months ended June 30, 2024, these facilities contributed net operating income of $40.9 million and $78.1 million, respectively.
During 2023, we acquired BREIT Simply Storage LLC, a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the Acquisition results in the table above are the Simply portfolio self-storage revenues of $76.0 million, NOI of $52.0 million (including Direct NOI of $54.6 million), and average square footage occupancy of 86.7% for the six months ended June 30, 2024.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume is likely to be impacted by cost of capital and overall macro-economic uncertainties. Subsequent to June 30, 2024, we acquired or were under contract to acquire three self-storage facilities across three states with 0.2 million net rentable square feet, for $24.2 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 42 facilities that were developed on new sites since January 1, 2019, and 84 facilities expanded to increase their net rentable square footage. Of these expansions, 64 were completed before 2023, 12 were completed in 2023 or 2024, and eight are currently in process at June 30, 2024. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change (a)	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2019	$4,507	$4,541	$(34)	$8,918	$8,916	$2
Developed in 2020	1,869	1,930	(61)	3,717	3,831	(114)
Developed in 2021	2,909	2,757	152	5,743	5,366	377
Developed in 2022	2,479	1,597	882	4,746	2,683	2,063
Developed in 2023	1,326	138	1,188	2,232	163	2,069
Developed in 2024	51	—	51	53	—	53
Expansions completed before 2023	34,825	33,681	1,144	69,048	66,181	2,867
Expansions completed in 2023 or 2024	4,146	2,667	1,479	7,704	5,274	2,430
Expansions in process	3,465	4,169	(704)	6,856	8,320	(1,464)
Total revenues	55,577	51,480	4,097	109,017	100,734	8,283

Cost of operations (b):
Developed in 2019	1,456	1,454	2	2,993	2,961	32
Developed in 2020	476	450	26	910	874	36
Developed in 2021	941	925	16	1,863	1,842	21
Developed in 2022	936	962	(26)	2,067	1,945	122
Developed in 2023	1,328	266	1,062	2,398	495	1,903
Developed in 2024	100	—	100	113	—	113
Expansions completed before 2023	9,948	9,855	93	20,720	19,864	856
Expansions completed in 2023 or 2024	1,826	820	1,006	3,566	1,550	2,016
Expansions in process	794	920	(126)	1,655	1,870	(215)
Total cost of operations	17,805	15,652	2,153	36,285	31,401	4,884

Net operating income (loss):
Developed in 2019	3,051	3,087	(36)	5,925	5,955	(30)
Developed in 2020	1,393	1,480	(87)	2,807	2,957	(150)
Developed in 2021	1,968	1,832	136	3,880	3,524	356
Developed in 2022	1,543	635	908	2,679	738	1,941
Developed in 2023	(2)	(128)	126	(166)	(332)	166
Developed in 2024	(49)	—	(49)	(60)	—	(60)
Expansions completed before 2023	24,877	23,826	1,051	48,328	46,317	2,011
Expansions completed in 2023 or 2024	2,320	1,847	473	4,138	3,724	414
Expansions in process	2,671	3,249	(578)	5,201	6,450	(1,249)
Net operating income	37,772	35,828	1,944	72,732	69,333	3,399
Depreciation and amortization expense	(16,842)	(13,568)	(3,274)	(33,250)	(26,682)	(6,568)
Net income	$20,930	$22,260	$(1,330)	$39,482	$42,651	$(3,169)

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of June 30,
	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2019	85.6%	89.1%	(3.5)%
Developed in 2020	89.0%	92.9%	(3.9)%
Developed in 2021	86.3%	87.7%	(1.4)%
Developed in 2022	87.1%	75.7%	11.4%
Developed in 2023	57.7%	37.8%	19.9%
Developed in 2024	21.4%	—%	—%
Expansions completed before 2023	87.5%	87.0%	0.5%
Expansions completed in 2023 or 2024	62.5%	85.0%	(22.5)%
Expansions in process	93.1%	93.6%	(0.5)%
	81.6%	86.0%	(4.4)%
Annual contract rent per occupied square foot:
Developed in 2019	$18.76	$19.01	(1.3)%
Developed in 2020	22.82	22.78	0.2%
Developed in 2021	20.00	18.77	6.6%
Developed in 2022	16.94	14.58	16.2%
Developed in 2023	10.03	9.03	11.1%
Developed in 2024	11.45	—	—%
Expansions completed before 2023	18.35	18.17	1.0%
Expansions completed in 2023 or 2024	19.78	23.93	(17.3)%
Expansions in process	24.33	26.45	(8.0)%
	$18.42	$18.88	(2.4)%
Number of facilities:
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	8	—
Developed in 2023	11	3	8
Developed in 2024	3	—	3
Expansions completed before 2023	64	64	—
Expansions completed in 2023 or 2024	12	12	—
Expansions in process	8	8	—
	126	115	11
Net rentable square feet (in thousands):
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021	681	681	—
Developed in 2022	631	631	—
Developed in 2023	1,098	268	830
Developed in 2024	275	—	275
Expansions completed before 2023	8,489	8,496	(7)
Expansions completed in 2023 or 2024	1,580	585	995
Expansions in process	718	710	8
	14,876	12,775	2,101

As of June 30, 2024
Costs to develop (in thousands):
Developed in 2019	$150,387
Developed in 2020	42,063
Developed in 2021	115,632
Developed in 2022	100,089
Developed in 2023	193,766
Developed in 2024	52,493
Expansions completed before 2023 (c)	543,636
Expansions completed in 2023 or 2024 (c)	218,580
$1,416,646
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
Our Newly Developed and Expanded Facilities includes a total of 126 self-storage facilities of 14.9 million net rentable square feet. For development and expansions completed by June 30, 2024, we incurred a total cost of $1.4 billion. During the three and six months ended June 30, 2024, Newly Developed and Expanded Facilities contributed net operating income of $37.8 million and $72.7 million, respectively.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at June 30, 2024. We incurred a total of $762.2 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.4 million net rentable square feet of new storage space.
At June 30, 2024, we had 22 additional facilities in development, which will have a total of 2.2 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $419.5 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at June 30, 2024, and together with additional future expansion activities primarily related to our Same Store Facilities at June 30, 2024, we expect to add a total of 1.6 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $319.2 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2022, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 17.1 million net rentable square feet at June 30, 2024. During the three and six months ended June 30, 2024 and 2023, the average occupancy for these facilities totaled 82.1% and 80.8%, respectively, as compared to 81.7% and 81.1% for the same periods in 2023, and the realized rent per occupied square foot totaled $17.18 and $17.16, respectively, as compared to $16.16 and $16.07 for the same periods in 2023.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $61.2 million and $124.8 million in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily due to newly acquired facilities of $2.7 billion in 2023 and newly developed and expanded facilities in 2024. We expect continued increases in depreciation expense in the remainder of 2024 as a result of elevated levels of capital expenditures and new facilities that are acquired, developed or expanded over 2024.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$55,904	$50,372	$5,532	$110,020	$99,670	$10,350
Merchandise	7,287	7,295	(8)	13,873	14,115	(242)
Third party property management	10,284	5,983	4,301	20,757	11,913	8,844
Total revenues	73,475	63,650	9,825	144,650	125,698	18,952
Cost of operations:
Tenant reinsurance	12,876	11,899	977	24,574	21,471	3,103
Merchandise	4,445	4,487	(42)	9,490	8,700	790
Third party property management	10,222	5,816	4,406	20,548	11,707	8,841
Total cost of operations	27,543	22,202	5,341	54,612	41,878	12,734
Net operating income:
Tenant reinsurance	43,028	38,473	4,555	85,446	78,199	7,247
Merchandise	2,842	2,808	34	4,383	5,415	(1,032)
Third party property management	62	167	(105)	209	206	3
Total net operating income	$45,932	$41,448	$4,484	$90,038	$83,820	$6,218
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.5 million or 11.0% for the three months ended June 30, 2024, and increased $10.4 million or 10.4% for the six months ended June 30, 2024, in each case as compared to the same period in 2023, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as the increase of average premiums charged per customer at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same Store Facilities were $42.3 million and $83.9 million for the three and six months ended June 30, 2024, respectively, as compared to $40.8 million and $81.0 million for the same periods in 2023, representing an increase of 3.7% and 3.6%, respectively.

We expect future growth will come primarily from customers of newly acquired and developed facilities and the increase of tenant insurance participation at our Same Store Facilities.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $1.0 million and $3.1 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily due to increased access fees we paid to the third-party owners of properties we manage driven by the growth of our third-party property management program.
Third-party property management: At June 30, 2024, in our third-party property management program, we managed 260 facilities for unrelated third parties, and were under contract to manage 115 additional facilities including 112 facilities that are currently under construction. During the six months ended June 30, 2024, we added 63 facilities to the program, acquired one facility from the program, and had eleven facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity
We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. For the three and six months ended June 30, 2024, we recognized equity in earnings of Shurgard of $6.5 million and $12.6 million, respectively, as compared to $9.6 million and $15.6 million for the same periods in 2023. Included in our equity earnings from Shurgard were $9.8 million and $19.5 million of our share of depreciation and amortization expense for the three and six months ended June 30, 2024, respectively, as compared to $9.2 million and $17.7 million for the same periods in 2023.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.072 U.S. Dollars per Euro at June 30, 2024 (1.104 at December 31, 2023), and average exchange rates of 1.076 and 1.088 for the three months ended June 30, 2024 and 2023, respectively, and average exchange rates of 1.081 for each of the six months ended June 30, 2024 and 2023.
Real estate acquisition and development expense: In the three and six months ended June 30, 2024, we incurred a total of $2.9 million and $6.6 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities, as compared to $3.1 million and $8.6 million for the same periods in 2023. These amounts are net of $4.2 million and $8.7 million in the three and six months ended June 30, 2024, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities, as compared to $4.4 million and $8.9 million for the same periods in 2023.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands)

Share-based compensation expense	$6,772	$7,940	$(1,168)	$12,810	$13,220	$(410)
Legal costs	4,237	1,197	3,040	4,946	1,783	3,163
Corporate management costs	7,521	5,989	1,532	15,660	12,968	2,692
Information technology costs	3,782	1,097	2,685	5,802	1,998	3,804
Other costs	4,268	3,546	722	8,698	6,758	1,940
Total	$26,580	$19,769	$6,811	$47,916	$36,727	$11,189

General and administrative expense increased $6.8 million and $11.2 million in the three and six months ended June 30, 2024, respectively, as compared to the same period in 2023 due primarily to (i) an increase in loss contingencies related to corporate legal matters and (ii) an increase in license and data conversion costs related to our new IT applications.
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands)

Interest earned on cash balances	$12,963	$13,245	$(282)	$21,603	$25,104	$(3,501)
Commercial operations	2,603	2,584	19	4,842	4,967	(125)
Unrealized gain on private equity investments	1,011	275	736	2,114	2,493	(379)
Other	1,676	2,348	(672)	3,660	4,522	(862)
Total	$18,253	$18,452	$(199)	$32,219	$37,086	$(4,867)
Interest earned on cash balances decreased $0.3 million and $3.5 million in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, due primarily to lower average cash balances partially offset by higher interest rates earned.
Interest expense: For the three and six months ended June 30, 2024, we incurred $76.1 million and $146.2 million, respectively, of interest on our outstanding notes payable, as compared to $40.1 million and $77.9 million for the same periods in 2023. In determining interest expense, these amounts were offset by capitalized interest of $2.8 million and $5.2 million during the three and six months ended June 30, 2024, respectively, associated with our development activities, as compared to $2.0 million and $3.8 million for the same periods in 2023. The increase of interest expense in the three and six months ended June 30, 2024 as compared to the same periods in 2023 is due to the issuance of $2.2 billion of notes payable in July 2023 and the increase of Compounded SOFR on our $700.0 million variable rate unsecured notes issued in April 2021, which we repaid in full in April 2024. At June 30, 2024, we had $9.4 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.2%.
Foreign currency exchange gain (loss): For the three and six months ended June 30, 2024, we recorded foreign currency gains of $12.4 million and $50.0 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and six months ended June 30, 2023, we recorded foreign currency losses of $1.1 million and $28.0 million, respectively. The Euro was translated at exchange rates of approximately 1.072 U.S. Dollars per Euro at June 30, 2024, 1.104 at December 31, 2023, 1.089 at June 30, 2023, and 1.070 at December 31, 2022. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on sale of real estate: In the six months ended June 30, 2024, we sold a land parcel for $2.4 million in cash and recorded gains on sale of real estate of $0.9 million (none in the three months ended June 30, 2024 or in the three and six months ended June 30, 2023).
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three and six months ended June 30, 2024, we recorded income tax expense totaling $2.1 million and $3.6 million, respectively, related to our taxable REIT subsidiaries and in the state and local jurisdictions in which we operate, as compared to $2.5 million and $5.6 million for the same periods in 2023. The year-over-year changes of income tax expense in the three and six months ended June 30, 2024 were primarily driven by changes in state income tax, due to fluctuations of taxable income in certain states where there are differences between federal and state tax laws.

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
On June 12, 2023, we amended our revolving line of credit, increasing the borrowing limit from $500 million to $1.5 billion. We increased the size of the revolving line of credit and its associated lender base given our increased levels of debt maturities in coming years and to serve as temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2024, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $15.2 million of outstanding letters of credit, which limits our borrowing capacity to $1,484.8 million as of July 30, 2024. Our line of credit matures on June 12, 2027.
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
Our current and expected capital resources include: (i) $542.3 million of cash as of June 30, 2024 and (ii) approximately $450 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,484.8 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $358.0 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months and (ii) $24.2 million in property acquisitions currently under contract. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of June 30, 2024, the principal outstanding on our debt totaled approximately $9.5 billion, consisting of $7.8 billion of U.S. Dollar denominated unsecured notes payable, $1.7 billion of Euro-denominated unsecured notes payable, and $1.8 million of mortgage notes payable. Approximate principal maturities and interest payments (including $162.5 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at June 30, 2024) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2024	$62	$143,688	$143,750
2025	659,476	288,971	948,447
2026	1,150,138	263,059	1,413,197
2027	1,200,146	229,056	1,429,202
2028	1,200,129	185,508	1,385,637
Thereafter	5,247,841	1,573,209	6,821,050
	$9,457,792	$2,683,491	$12,141,283
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
We spent $117 million of capital expenditures to maintain real estate facilities in the first half of 2024 and expect to spend approximately $180 million in 2024. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year Property of Tomorrow program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $63 million in the first half of 2024 and expect to spend $150 million in 2024 on this effort. In addition, we have spent $26 million on the installation of solar panels in the first half of 2024 and we expect to spend $120 million in 2024.
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
The annual distribution requirement with respect to our preferred shares outstanding at June 30, 2024 is approximately $194.7 million per year.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to June 30, 2024, we acquired or were under contract to acquire three self-storage facilities for a total purchase price of $24.2 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of June 30, 2024, we had development and expansion projects at a total cost of approximately $738.7 million. Costs incurred through June 30, 2024 were $380.7 million, with the remaining cost to complete of $358.0 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of July 30, 2024, we have three series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), and 5.600% Series H Preferred Shares ($285.0 million). See Note 9 to our June 30, 2024 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three and six months ended June 30, 2024, we repurchased 726,865 of our common shares under the repurchase program on the open market for a total cost of $200.0 million. From the inception of the repurchase program through July 30, 2024, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.4 billion at June 30, 2024, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at June 30, 2024 is approximately $8.7 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.2% at June 30, 2024. See Note 7 to our June 30, 2024 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total

Debt	$62	$659,476	$1,150,138	$1,200,146	$1,200,129	$5,247,841	$9,457,792
We have foreign currency exposure at June 30, 2024 related to (i) our investment in Shurgard, with a book value of $374.2 million, and a fair value of $1.3 billion based upon the closing price of Shurgard’s stock on June 30, 2024, and (ii) €1.6 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
ITEM 4.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We also have investment in certain unconsolidated real estate entity and because we do not control the entity, our disclosure controls and procedures with respect to such entity are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
Internal Control Over Financial Reporting
During the second quarter of 2024, the Company completed the implementation of a new enterprise resource planning (“ERP”) system to replace its previous ERP system. The Company completed significant pre-implementation testing and post-implementation testing and monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to our implementation of the new ERP system. During the second quarter of 2024, no other changes occurred in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
The following table is a summary of common share repurchase activities for the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	—	$—	—	11,278,084
May 1 - May 31, 2024	577,955	$275.13	577,955	10,700,129
June 1 - June 30, 2024	148,910	$275.25	148,910	10,551,219
Total	726,865	$275.15	726,865	10,551,219
In May 2008, our Board has authorized management to repurchase an additional 10,000,000 common shares under our share repurchase program, for a total of up to 35,000,000 of our common shares. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through July 30, 2024, we have repurchased a total of 24,448,781 common shares, including the 726,865 shares repurchased on the open market during the three months ended June 30, 2024, shown in the table above. There is no expiration date to our common share repurchase program.
ITEM 5.    Other Information
During the three months ended June 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.2*	Form of Time-Based Public Storage OP, L.P. AO LTIP Unit Agreement (Trustees). Filed herewith.

10.3*	Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement (2024). Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 .SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	Inline XBRL Taxonomy Extension Presentation Link. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_ (1) SEC	File No. 001-33519 unless otherwise indicated.

* Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 30, 2024
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer