Form 10-Q
period 2024-09-30
Public Storage
filed 2024-10-30
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 23, 2024:
Common Shares of beneficial interest, $0.10 par value per share – 175,108,651 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)

ASSETS

Cash and equivalents	$599,004	$370,002
Real estate facilities, at cost:
Land	5,652,960	5,628,488
Buildings	22,441,100	21,836,750
	28,094,060	27,465,238
Accumulated depreciation	(10,172,372)	(9,423,974)
	17,921,688	18,041,264
Construction in process	310,514	345,453
	18,232,202	18,386,717

Investment in unconsolidated real estate entity	397,482	390,180
Goodwill and other intangible assets, net	294,546	387,267
Other assets	279,985	275,050
Total assets	$19,803,219	$19,809,216

LIABILITIES AND EQUITY

Notes payable	$9,473,778	$9,103,277
Accrued and other liabilities	619,416	598,993
Total liabilities	10,093,194	9,702,270

Commitments and contingencies (Note 14)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2023) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,108,335 shares issued (175,670,727 shares at December 31, 2023)	17,511	17,567
Paid-in capital	6,032,686	5,980,760
Accumulated deficit	(737,450)	(267,910)
Accumulated other comprehensive loss	(52,684)	(67,239)
Total Public Storage shareholders’ equity	9,610,063	10,013,178
Noncontrolling interests	99,962	93,768
Total equity	9,710,025	10,106,946
Total liabilities and equity	$19,803,219	$19,809,216

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Self-storage facilities	$1,110,115	$1,078,721	$3,295,896	$3,167,025
Ancillary operations	77,643	65,099	222,293	190,797
	1,187,758	1,143,820	3,518,189	3,357,822

Expenses:
Self-storage cost of operations	287,435	267,785	858,350	794,078
Ancillary cost of operations	34,265	21,159	88,877	63,037
Depreciation and amortization	280,330	238,748	848,875	682,531
Real estate acquisition and development expense	2,530	5,059	9,154	13,687
General and administrative	26,214	20,732	74,130	57,459
Interest expense	74,252	58,350	215,266	132,530
	705,026	611,833	2,094,652	1,743,322

Other increases (decreases) to net income:
Interest and other income	20,029	32,295	52,248	69,381
Equity in earnings of unconsolidated real estate entity	2,888	7,227	15,458	22,787
Foreign currency exchange (loss) gain	(70,572)	47,880	(20,580)	19,924
Gain on sale of real estate	554	88	1,428	88
Income before income tax expense	435,631	619,477	1,472,091	1,726,680
Income tax expense	(2,488)	(2,834)	(6,042)	(8,457)
Net income	433,143	616,643	1,466,049	1,718,223
Allocation to noncontrolling interests	(2,814)	(3,345)	(8,645)	(9,188)
Net income allocable to Public Storage shareholders	430,329	613,298	1,457,404	1,709,035
Allocation of net income to:
Preferred shareholders	(48,678)	(48,678)	(146,029)	(146,029)
Restricted share units and unvested LTIP units	(939)	(1,383)	(3,088)	(3,922)
Net income allocable to common shareholders	$380,712	$563,237	$1,308,287	$1,559,084
Net income per common share:
Basic	$2.17	$3.21	$7.46	$8.89
Diluted	$2.16	$3.20	$7.43	$8.85

Basic weighted average common shares outstanding	175,043	175,499	175,403	175,451
Diluted weighted average common shares outstanding	175,866	176,150	176,074	176,170
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$433,143	$616,643	$1,466,049	$1,718,223
Foreign currency translation gain (loss) on investment in Shurgard	21,380	(5,958)	14,567	(787)
Total comprehensive income	454,523	610,685	1,480,616	1,717,436
Allocation to noncontrolling interests	(2,827)	(3,345)	(8,657)	(9,188)
Comprehensive income allocable to Public Storage shareholders	$451,696	$607,340	$1,471,959	$1,708,248

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2024	$4,350,000	$17,501	$6,006,460	$(592,665)	$(74,051)	$9,707,245	$96,403	$9,803,648
Issuance of common shares in connection with share-based compensation (97,448 shares)	—	10	20,576	—	—	20,586	—	20,586
Taxes withheld upon net share settlement of restricted share units	—	—	(679)	—	—	(679)	—	(679)
Share-based compensation expense	—	—	11,939	—	—	11,939	—	11,939
Acquisition of noncontrolling interests	—	—	(1,193)	—	—	(1,193)	7	(1,186)
Contributions by noncontrolling interests	—	—	—	—	—	—	567	567
Net income	—	—	—	433,143	—	433,143	—	433,143
Net income allocated to noncontrolling interests	—	—	—	(2,814)	—	(2,814)	2,814	—
Reallocation of equity	—	—	(4,417)	—	—	(4,417)	4,417	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,259)	(4,259)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share) (Note 9)	—	—	—	(526,436)	—	(526,436)	—	(526,436)
Other comprehensive gain	—	—	—	—	21,367	21,367	13	21,380
Balances at September 30, 2024	$4,350,000	$17,511	$6,032,686	$(737,450)	$(52,684)	$9,610,063	$99,962	$9,710,025
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2023	$4,350,000	$17,549	$5,940,945	$(167,404)	$(75,146)	$10,065,944	$92,627	$10,158,571
Issuance of common shares in connection with share-based compensation (8,429 shares)	—	1	1,105	—	—	1,106	—	1,106
Taxes withheld upon net share settlement of restricted share units	—	—	(644)	—	—	(644)	—	(644)
Share-based compensation expense	—	—	10,388	—	—	10,388	—	10,388
Contributions by noncontrolling interests	—	—	—	—	—	—	1,908	1,908
Net income	—	—	—	616,643	—	616,643	—	616,643
Net income allocated to noncontrolling interests	—	—	—	(3,345)	—	(3,345)	3,345	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(3,648)	(3,648)
Common shareholders and restricted share unitholders ($3.00 per share)	—	—	—	(527,797)	—	(527,797)	—	(527,797)
Other comprehensive loss	—	—	—	—	(5,958)	(5,958)	—	(5,958)
Balances at September 30, 2023	$4,350,000	$17,550	$5,951,794	$(130,581)	$(81,104)	$10,107,659	$94,232	$10,201,891
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares in connection with share-based compensation (164,473 shares) (Note 11)	—	17	30,999	—	—	31,016	—	31,016
Taxes withheld upon net share settlement of restricted share units (Note 11)	—	—	(6,295)	—	—	(6,295)	—	(6,295)
Share-based compensation cost (Note 11)	—	—	35,696	—	—	35,696	—	35,696
Repurchase of common shares (726,865 shares) (Note 9)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Acquisition of noncontrolling interests	—	—	(1,193)	—	—	(1,193)	7	(1,186)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,985	1,985
Net income	—	—	—	1,466,049	—	1,466,049	—	1,466,049
Net income allocated to noncontrolling interests	—	—	—	(8,645)	—	(8,645)	8,645	—
Reallocation of equity	—	—	(7,281)	—	—	(7,281)	7,281	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(146,029)	—	(146,029)	—	(146,029)
Noncontrolling interests	—	—	—	—	—	—	(11,736)	(11,736)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($9.00 per share/unit) (Note 9)	—	—	—	(1,580,988)	—	(1,580,988)	—	(1,580,988)
Other comprehensive gain	—	—	—	—	14,555	14,555	12	14,567
Balances at September 30, 2024	$4,350,000	$17,511	$6,032,686	$(737,450)	$(52,684)	$9,610,063	$99,962	$9,710,025
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (235,647 shares)	—	23	31,267	—	—	31,290	—	31,290
Taxes withheld upon net settlement of restricted share units	—	—	(10,040)	—	—	(10,040)	—	(10,040)
Share-based compensation cost	—	—	34,144	—	—	34,144	—	34,144
Contributions by noncontrolling interests	—	—	—	—	—	—	2,641	2,641
Net income	—	—	—	1,718,223	—	1,718,223	—	1,718,223
Net income allocated to noncontrolling interests	—	—	—	(9,188)	—	(9,188)	9,188	—
Distributions to:
Preferred shareholders	—	—	—	(146,029)	—	(146,029)	—	(146,029)
Noncontrolling interests	—	—	—	—	—	—	(10,996)	(10,996)
Common shareholders and restricted share unitholders ($9.00 per share)	—	—	—	(1,583,356)	—	(1,583,356)	—	(1,583,356)
Other comprehensive loss	—	—	—	—	(787)	(787)	—	(787)
Balances at September 30, 2023	$4,350,000	$17,550	$5,951,794	$(130,581)	$(81,104)	$10,107,659	$94,232	$10,201,891

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,466,049	$1,718,223
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(1,428)	(88)
Depreciation and amortization	848,875	682,531
Equity in earnings of unconsolidated real estate entity	(15,458)	(22,787)
Distributions from cumulative equity in earnings of unconsolidated real estate entity	10,664	17,663
Unrealized foreign currency exchange loss (gain)	20,725	(19,937)
Share-based compensation expense	32,101	31,309
Other non-cash adjustments	7,992	10,205
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(45,241)	(40,719)
Accrued and other liabilities	35,356	78,564
Net cash flows from operating activities	2,359,635	2,454,964
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(174,896)	(157,967)
Capital expenditures for property enhancements	(106,172)	(119,360)
Capital expenditures for energy efficiencies (LED lighting, solar)	(35,784)	(45,772)
Development and expansion of real estate facilities	(247,161)	(248,977)
Acquisition of real estate facilities and intangible assets	(46,280)	(301,324)
Acquisition of BREIT Simply Storage LLC, net of cash acquired	—	(2,178,151)
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entity	13,285	3,165
Proceeds from sale of real estate investments	6,014	101
Net cash flows used in investing activities	(590,994)	(3,048,285)
Cash flows from financing activities:
Issuance costs on amendment of credit facility	—	(8,377)
Repayments of notes payable	(808,473)	(8,229)
Issuance of notes payable, net of issuance costs	1,151,022	2,181,273
Issuance of common shares in connection with share-based compensation	30,917	31,099
Taxes paid upon net share settlement of restricted share units	(6,295)	(10,040)
Repurchase of common shares	(200,000)	—
Acquisition of noncontrolling interests	(1,186)	—
Contributions by noncontrolling interests	1,985	2,641
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(1,726,246)	(1,728,852)
Distributions paid to noncontrolling interests	(11,736)	(10,996)
Net cash flows (used in) from financing activities	(1,570,012)	448,519
Net increase (decrease) in cash and equivalents, including restricted cash	$198,629	$(144,802)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$370,002	$775,253
Restricted cash included in other assets	30,373	29,904
	$400,375	$805,157

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$599,004	$629,773
Restricted cash included in other assets	—	30,582
	$599,004	$660,355

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(11,206)	$(10,405)
Capital expenditures for property enhancements	(4,668)	(4,637)
Capital expenditures for energy efficiencies (LED lighting, solar)	(3,865)	(574)
Construction or expansion of real estate facilities	(43,075)	(66,788)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$210,652	$90,487
Cash paid for income taxes, net of refunds	6,577	10,840

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

1.Description of the Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as tenant reinsurance, merchandise sales, and third party management, as well as the acquisition and development of additional self-storage space.
Effective August 14, 2023, we are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of September 30, 2024, Public Storage owned all of the general partner interests and approximately 99.87% of the limited partnership interests of PSA OP, with the remaining 0.13% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At September 30, 2024, we owned interests in 3,053 self-storage facilities (with approximately 219.5 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.1 million net rentable square feet of commercial and retail space. In addition, we managed 280 facilities (with approximately 21.0 million net rentable square feet) for third parties at September 30, 2024.
At September 30, 2024, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 315 self-storage facilities (with approximately 17 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
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
Certain amounts previously reported in our September 30, 2023 Consolidated Statements of Income have been reclassified to conform to the September 30, 2024 presentation, with respect to the separate presentation of real estate acquisition and development expense in the amount of $5.1 million and $13.7 million for the three and nine months ended September 30, 2023, respectively, previously included in general and administrative expense. The reclassification had no impact on our net income.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
3.Real Estate Facilities
Activity in real estate facilities during the nine months ended September 30, 2024 is as follows:

Nine Months Ended September 30, 2024
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$27,465,238
Capital expenditures to maintain real estate facilities	173,684
Capital expenditures for property enhancements	109,320
Capital expenditures for energy efficiencies (LED lighting, solar)	39,291
Acquisitions	45,579
Dispositions and other	(1,569)
Developed or expanded facilities opened for operation	262,517
Ending balance	28,094,060
Accumulated depreciation:
Beginning balance	(9,423,974)
Depreciation expense	(748,398)
Ending balance	(10,172,372)
Construction in process:
Beginning balance	345,453
Costs incurred to develop and expand real estate facilities	228,311
Write-off of cancelled projects	(733)
Developed or expanded facilities opened for operation	(262,517)
Ending balance	310,514
Total real estate facilities at September 30, 2024	$18,232,202
During the nine months ended September 30, 2024, we acquired five self-storage facilities (0.3 million net rentable square feet of storage space), for a total cost of $46.3 million in cash. Approximately $0.7 million of the total cost was allocated to intangible assets. During the nine months ended September 30, 2024, we completed development and redevelopment activities costing $262.5 million, adding 1.1 million net rentable square feet of self-storage space. Construction in process at September 30, 2024 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
In the nine months ended September 30, 2024, we sold portions of real estate facilities pursuant to eminent domain proceedings and land parcels for a total of $6.0 million in cash and recorded gains on sale of real estate of $1.4 million.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

4.Investment in Unconsolidated Real Estate Entity
Throughout all periods presented, we had an approximately 35% equity interest in Shurgard. On November 14, 2023, Shurgard issued 8,163,265 new common shares to institutional investors. We participated on a pro-rata basis in the offering and acquired 2,863,674 common shares for a cost of $112.6 million. On September 26, 2024, Shurgard issued 1,114,194 new common shares to its shareholders who opted to exchange the cash dividend rights declared on August 13, 2024 for additional shares. We received 487,600 new common shares in exchange for all of our dividend rights. At September 30, 2024, we effectively owned 34,619,733 common shares of Shurgard. Based upon the closing price at September 30, 2024 (€42.10 per share of Shurgard common stock, at 1.116 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.6 billion.
Our equity in earnings of Shurgard comprised our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the nine months ended September 30, 2024 and 2023, we received $3.2 million and $2.8 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.1 million and $1.0 million of intra-entity profits and losses for the nine months ended September 30, 2024 and 2023, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our Consolidated Statements of Income.
During the nine months ended September 30, 2024 and 2023, we received cash dividend distributions from Shurgard totaling $22.8 million and $19.8 million, respectively. Approximately $13.3 million and $3.2 million of total cash distributions from Shurgard during the nine months ended September 30, 2024 and 2023, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At September 30, 2024, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $59.3 million ($63.7 million at December 31, 2023). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Difference increased by $3.4 million during the nine months ended September 30, 2024, due to an increase of our ownership interest in Shurgard from the exchange of our cash dividend rights for additional common shares of Shurgard. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entity. Such amortization totaled approximately $7.8 million and $4.6 million during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and 2023, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $14.6 million other comprehensive gain and $0.8 million other comprehensive loss during the nine months ended September 30, 2024 and 2023, respectively.
5.Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At September 30, 2024			At December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	996,279	(886,400)	109,879	995,578	(792,978)	202,600
Total goodwill and other intangible assets	$1,180,946	$(886,400)	$294,546	$1,180,245	$(792,978)	$387,267

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $26.6 million and $93.4 million for the three and nine months ended September 30, 2024, respectively, and $16.0 million and $41.4 million for the same periods in 2023. During the nine months ended September 30, 2024, intangibles increased $0.7 million, in connection with the acquisition of real estate facilities (Note 3).
The estimated future amortization expense for our finite-lived intangible assets at September 30, 2024 is as follows (amounts in thousands):

Year	Amount
Remainder of 2024	$23,451
2025	60,632
2026	19,129
2027	2,797
2028	382
Thereafter	3,488
Total	$109,879
6.Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at September 30, 2024). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at September 30, 2024). At September 30, 2024 and October 30, 2024, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.4 million at September 30, 2024 ($14.6 million at December 31, 2023). The Credit Facility has various customary restrictive covenants with which we were in compliance at September 30, 2024.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

7.Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at September 30, 2024 and December 31, 2023 are set forth in the tables below:

			Amounts at September 30, 2024				Amounts at December 31, 2023
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.818%	$—	$—	$—	$—	$699,779	$700,031
Notes due July 25, 2025	SOFR+0.60%	5.789%	400,000	(667)	399,333	401,358	398,722	400,295
Notes due February 15, 2026	0.875%	1.030%	500,000	(1,026)	498,974	478,521	498,419	462,362
Notes due November 9, 2026	1.500%	1.640%	650,000	(1,834)	648,166	617,195	647,513	597,131
Notes due April 16, 2027	SOFR+0.70%	5.954%	700,000	(2,717)	697,283	708,988	—	—
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,568)	498,432	487,882	498,036	476,394
Notes due May 1, 2028	1.850%	1.962%	650,000	(2,414)	647,586	602,292	647,078	584,520
Notes due November 9, 2028	1.950%	2.044%	550,000	(1,976)	548,024	506,089	547,663	490,758
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,507)	497,493	522,552	497,053	516,899
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,404)	498,596	486,198	498,363	477,692
Notes due May 1, 2031	2.300%	2.419%	650,000	(4,498)	645,502	577,837	644,988	562,240
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,517)	547,483	478,168	547,218	469,845
Notes due August 1, 2033	5.100%	5.207%	700,000	(5,117)	694,883	727,196	694,448	725,753
Notes due August 1, 2053	5.350%	5.474%	900,000	(15,913)	884,087	930,953	592,017	628,413
			7,750,000	(44,158)	7,705,842	7,525,229	7,411,297	7,092,333

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	—	—	—	—	110,372	109,380
Notes due November 3, 2025	2.175%	2.175%	270,110	—	270,110	267,303	267,116	261,083
Notes due September 9, 2030	0.500%	0.640%	781,267	(6,650)	774,617	667,856	765,119	638,177
Notes due January 24, 2032	0.875%	0.978%	558,048	(3,920)	554,128	495,753	547,540	455,895
Notes due April 11, 2039	4.080%	4.080%	167,415	(74)	167,341	182,390	—	—
			1,776,840	(10,644)	1,766,196	1,613,302	1,690,147	1,464,535

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.3 million	4.347%	4.347%	1,740	—	1,740	1,681	1,833	1,733

			$9,528,580	$(54,802)	$9,473,778	$9,140,212	$9,103,277	$8,558,601

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at September 30, 2024. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 18% at September 30, 2024) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 12x for the twelve months ended September 30, 2024) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At September 30, 2024, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €500.0 million issued in a public offering on January 24, 2020, (iii) €700.0 million issued in a public offering on September 9, 2021, and (iv) €150.0 million issued to institutional investors on April 11, 2024. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange (loss) gain” on our income statement (losses of $71.1 million and $20.7 million for the three and nine months ended September 30, 2024, respectively, as compared to gains of $48.2 million and $20.1 million for the three and nine months ended September 30, 2023, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At September 30, 2024, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At September 30, 2024, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2024	$—	$31	$31
2025	670,110	131	670,241
2026	1,150,000	138	1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
Thereafter	5,306,730	1,165	5,307,895
	$9,526,840	$1,740	$9,528,580
Weighted average effective rate	3.2%	4.3%	3.2%
Interest capitalized as real estate totaled $8.2 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively.
8.Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At September 30, 2024, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 11 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At September 30, 2024, approximately 0.13% of the partnership interests of PSA OP, representing 226,587 vested LTIP units, were not owned by the Company. There were no outstanding OP Units not owned by the Company at September 30, 2024. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

9.Shareholders’ Equity

Preferred Shares
At September 30, 2024 and December 31, 2023, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2024		At December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At September 30, 2024, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Common Share Repurchases
Our Board has authorized a share repurchase program pursuant to which management may repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2024, we repurchased 726,865 of our common shares under the repurchase program on the open market for a total cost of $200.0 million. The repurchased shares are constructively retired and returned to an authorized and unissued status. There are 10,551,219 common shares that may yet be repurchased under our repurchase program as of September 30, 2024.
Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $526.2 million ($3.00 per share) and $527.6 million ($3.00 per share) for the three months ended September 30, 2024 and 2023, respectively, and $1.6 billion ($9.00 per share) for each of the nine months ended September 30, 2024 and 2023. In addition, we accrued $0.3 million and $0.2 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Preferred share dividends paid totaled $48.7 million for each of the three months ended September 30, 2024 and 2023, and $146.0 million for each of the nine months ended September 30, 2024 and 2023.
10.Related Party Transactions
At September 30, 2024, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 66 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.6 million for each of the nine months ended September 30, 2024 and 2023.
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
In February 2024, we amended our 2021 Equity and Performance-Based Incentive Plan to further provide for the grant of awards to certain officers and trustees of the Company in the form of LTIP units and appreciation-only LTIP units (“AO LTIP units”) of PSA OP. LTIP units are structured as “profit interests” for U.S. federal income tax purposes. During the nine months ended September 30, 2024, we issued LTIP units and AO LTIP units in substitution for 156,632 RSUs and 2,238,874 stock options, respectively. The LTIP units and AO LTIP units issued have the same vesting conditions as the original awards and remain classified as equity awards. The fair value of the LTIP units and AO LTIP units issued is materially the same as the original awards immediately before the substitution. As a result, we did not adjust the share-based compensation costs associated with these substituted awards.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.7 million and $2.5 million of share-based compensation cost was capitalized as real estate facilities for the three and nine months ended September 30, 2024, respectively, as compared to $0.5 million and $1.8 million for the same periods of 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Amounts in thousands)

Self-storage cost of operations	$2,927	$2,964	$9,237	$10,316
Ancillary cost of operations	248	320	874	960
Real estate acquisition and development expense	635	302	2,063	884
General and administrative	7,117	5,929	19,927	19,149
Total	$10,927	$9,515	$32,101	$31,309

As of September 30, 2024, there was $69.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
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
Below is a summary of award activity issued in the form of RSUs and LTIP units for the nine months ended September 30, 2024.

	Service-Based	Performance-Based (a)	Total

Unvested awards outstanding January 1, 2024	322,648	94,013	416,661
Granted (b)	4,470	38,320	42,790
Vested (c)	(63,816)	(9,250)	(73,066)
Forfeited	(13,815)	—	(13,815)
Unvested awards outstanding September 30, 2024	249,487	123,083	372,570
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

(b)During the nine months ended September 30, 2024, 34,550 performance-based LTIP unit awards (at target) and 3,770 performance-based RSUs were granted to certain executive officers and key employees. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 69,100 LTIP units. The vesting of performance-based RSUs is dependent upon meeting certain operational performance targets in 2024 and continued service through 2028.
(c)22,319 common shares were issued from the vesting of RSUs.
For the three and nine months ended September 30, 2024, we incurred share-based compensation cost for RSUs and LTIP units of $8.0 million and $24.0 million, respectively, as compared to $6.3 million and $21.1 million for the same periods in 2023.
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

Below is a summary of award activity issued in the form of stock options and AO LTIP units for the nine months ended September 30, 2024.

	Service-Based	Performance-Based (a)	Total

Awards outstanding January 1, 2024	1,629,742	1,421,479	3,051,221
Granted (b)	110,084	63,717	173,801
Exercised or converted (c)	(372,195)	(237,117)	(609,312)
Cancelled	(10,110)	—	(10,110)
Awards outstanding September 30, 2024	1,357,521	1,248,079	2,605,600
Awards exercisable or convertible at September 30, 2024	1,196,887	676,493	1,873,380

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the nine months ended September 30, 2024, 106,484 of service-based AO LTIP unit awards, 63,717 of performance-based AO LTIP unit awards (at target), and 3,600 service-based options were granted to certain executive officers and trustees. The vesting of the performance-based AO LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These performance-based AO LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 127,434 AO LTIP units.
(c)140,960 common shares were issued upon the exercise of stock options. 186,944 vested LTIP units were issued upon conversion of 468,352 AO LTIP units in the nine months ended September 30, 2024.
For the three and nine months ended September 30, 2024, we incurred share-based compensation cost for stock options and AO LTIP units of $3.4 million and $10.0 million, respectively, as compared to $3.6 million and $11.3 million for the same periods in 2023.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the nine months ended September 30, 2024, we granted 1,401 DSUs and 323 unrestricted common shares. During the nine months ended September 30, 2024, 871 previously granted DSUs were settled in common shares. A total of 11,299 DSUs were outstanding at September 30, 2024 (10,769 at December 31, 2023).
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units representing 220,475 common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2024, as compared to 317,062 common shares for the same periods in 2023, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$380,712	$563,237	$1,308,287	$1,559,084

Denominator for basic net income per share - weighted average common shares outstanding	175,043	175,499	175,403	175,451
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	823	651	671	719
Denominator for dilutive net income per share - weighted average common shares outstanding	175,866	176,150	176,074	176,170

Net income per common share:
Basic	$2.17	$3.21	$7.46	$8.89
Dilutive	$2.16	$3.20	$7.43	$8.85

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,110,115	$1,078,721	$3,295,896	$3,167,025
Cost of operations	(287,435)	(267,785)	(858,350)	(794,078)
Net operating income	822,680	810,936	2,437,546	2,372,947
Depreciation and amortization	(280,330)	(238,748)	(848,875)	(682,531)
Net income	542,350	572,188	1,588,671	1,690,416

Ancillary Operations
Revenue	77,643	65,099	222,293	190,797
Cost of operations	(34,265)	(21,159)	(88,877)	(63,037)
Net operating income	43,378	43,940	133,416	127,760

Total net income allocated to segments	585,728	616,128	1,722,087	1,818,176

Other items not allocated to segments:
Real estate acquisition and development expense	(2,530)	(5,059)	(9,154)	(13,687)
General and administrative	(26,214)	(20,732)	(74,130)	(57,459)
Interest and other income	20,029	32,295	52,248	69,381
Interest expense	(74,252)	(58,350)	(215,266)	(132,530)
Equity in earnings of unconsolidated real estate entity	2,888	7,227	15,458	22,787
Foreign currency exchange (loss) gain	(70,572)	47,880	(20,580)	19,924
Gain on sale of real estate	554	88	1,428	88
Income tax expense	(2,488)	(2,834)	(6,042)	(8,457)
Net income	$433,143	$616,643	$1,466,049	$1,718,223

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At September 30, 2024, there were approximately 1.4 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $6.8 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $164.6 million at September 30, 2024. We expect to pay approximately $27.2 million in the remainder of 2024, $128.2 million in 2025, and $9.2 million in 2026 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $62.4 million at September 30, 2024. We expect to pay approximately $0.9 million in the remainder of 2024, $4.1 million in 2025, $4.0 million in 2026, $2.6 million in 2027, $2.5 million in 2028, and $48.3 million thereafter for these commitments.
15.Subsequent Events
Subsequent to September 30, 2024, we acquired or were under contract to acquire 14 self-storage facilities across nine states with 1.2 million net rentable square feet, for $181.2 million.
In late September and early October 2024, Hurricane Helene and Hurricane Milton struck in the southeastern region of the U.S. Including amounts accrued at September 30, 2024, we expect to incur a total estimated cost of approximately $7 million for repairs and capital expenditures as well as tenant reinsurance claims resulting from the impact of the hurricanes. We do not expect to recover any of these costs through the insurance or reinsurance policies we carry.

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
During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
During the three and nine months ended September 30, 2024, revenues generated by our Same Store Facilities (as defined below) decreased by 1.3% ($12.3 million) and 0.8% ($21.4 million), respectively, as compared to the same periods in 2023, while Same Store cost of operations increased by 2.6% ($5.8 million) and 2.8% ($18.6 million), respectively. While demand growth is down as compared to 2023, demand has improved sequentially during 2024, and we expect this trend to lead to moderating levels of income growth through 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2022, we acquired a total of 243 facilities with 17.2 million net rentable square feet for $3.5 billion. Additionally, within our non-same store portfolio, our Newly Developed and Expanded Facilities (as defined below) include a total of 127 self-storage facilities with 15.3 million net rentable square feet. For development and expansions completed by September 30, 2024, we incurred a total cost of $1.6 billion. During the three and nine months ended September 30, 2024, combined net operating income generated by our Acquired Facilities (as defined below) and Newly Developed and Expanded Facilities increased 51.3% ($27.1 million) and 69.7% ($94.8 million), respectively, as compared to the same periods in 2023.
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
In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we have embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage and (ii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We expect to complete the program in 2024. We spent approximately $106 million on the program in the nine months ended September 30, 2024 and expect to spend approximately $130 million over 2024 on this effort. We have also embarked on a solar program under which we plan to install solar panels on over 1,400 of our self-storage facilities. We have completed the installations on 669 facilities through September 30, 2024. We spent approximately $36 million on the program in the nine months ended September 30, 2024 and expect to spend $70 million over 2024 on this effort.
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
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes, which were issued at a discount of $5.3 million, constitute a further issuance of, and form a single series with, our outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. These senior notes are guaranteed by Public Storage. We received $988.5 million of net proceeds from the offering. On April 23, 2024, we repaid at maturity PSOC’s outstanding $700 million aggregate principal amount of floating rate senior notes due April 23, 2024.
During the second quarter of 2024, we repurchased 726,865 of our common shares under our previously announced share repurchase program on the open market for a total cost of $200.0 million, driven by our expected improvement in operating fundamentals and growth.
In late September and early October 2024, Hurricane Helene and Hurricane Milton struck in the southeastern region of the U.S. Including amounts accrued at September 30, 2024, we expect to incur a total estimated cost of approximately $7 million for repairs and capital expenditures as well as tenant reinsurance claims resulting from the impact of the hurricanes. We do not expect to recover any of these costs through the insurance or reinsurance policies we carry.

Results of Operations
Operating Results for the Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024, net income allocable to our common shareholders was $380.7 million or $2.16 per diluted common share, compared to $563.2 million or $3.20 per diluted common share for the same period in 2023, representing a decrease of $182.5 million or $1.04 per diluted common share. The decrease is due primarily to (i) a $118.5 million increase in foreign currency losses primarily associated with our Euro denominated notes payable, (ii) a $41.6 million increase in depreciation and amortization expense, and (iii) a $15.9 million increase in interest expense, partially offset by (iv) an $11.7 million increase in self-storage net operating income.
The $11.7 million increase in self-storage net operating income in the three months ended September 30, 2024 as compared to the same period in 2023 is a result of a $29.8 million increase attributable to our non-same store facilities, partially offset by an $18.0 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased 1.3% or $12.3 million in the three months ended September 30, 2024 as compared to the same period in 2023, due primarily to lower realized annual rent per occupied square foot and a decline in occupancy. Cost of operations for the Same Store Facilities increased by 2.6% or $5.8 million in the three months ended September 30, 2024 as compared to the same period in 2023, due primarily to increased other direct property costs, repairs and maintenance expense and marketing expense, partially offset by decreased on-site property manager payroll. The increase in net operating income of $29.8 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2023.
Operating Results for the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, net income allocable to our common shareholders was $1.3 billion or $7.43 per diluted common share, compared to $1.6 billion or $8.85 per diluted common share for the same period in 2023, representing a decrease of $250.8 million or $1.42 per diluted common share. The decrease is due primarily to (i) a $166.3 million increase in depreciation and amortization expense and (ii) a $82.7 million increase in interest expense, and (iii) a $40.5 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable, partially offset by (iv) a $64.6 million increase in self-storage net operating income.
The $64.6 million increase in self-storage net operating income in the nine months ended September 30, 2024 as compared to the same period in 2023 is a result of a $104.6 million increase attributable to our non-same store facilities, partially offset by a $40.0 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased 0.8% or $21.4 million in the nine months ended September 30, 2024 as compared to the same period in 2023, due primarily to a decline in occupancy. Cost of operations for the Same Store Facilities increased by 2.8% or $18.6 million in the nine months ended September 30, 2024 as compared to the same period in 2023, due primarily to increased marketing expense, property tax expense and repairs and maintenance expense, partially offset by decreased on-site property manager payroll, utility expense and centralized management costs. The increase in net operating income of $104.6 million for the non-same store facilities is due primarily to the impact of facilities acquired in 2023.
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
For the three months ended September 30, 2024, FFO was $3.80 per diluted common share as compared to $4.58 for the same period in 2023, representing a decrease of 17.0%, or $0.78 per diluted common share.

For the nine months ended September 30, 2024, FFO was $12.34 per diluted common share as compared to $12.82 per diluted common share for the same period in 2023, representing a decrease of 3.7%, or $0.48 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingencies and resolutions, casualties, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, UPREIT reorganization costs, Simply integration costs, amortization of acquired non real estate-related intangibles, and our equity share of deferred tax benefits of a change in tax status, unrealized gain on derivatives and Lok’nStore integration costs from our equity investee. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$380,712	$563,237	(32.4)%	$1,308,287	$1,559,084	(16.1)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	277,652	237,098		839,749	677,856
Real estate-related depreciation from unconsolidated real estate investment	12,013	8,457		31,531	26,141
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(2,192)	(1,612)		(5,904)	(4,817)
Gains on sale of real estate investments, including our equity share from investment	(554)	(167)		(1,428)	(239)
FFO allocable to common shares	$667,631	$807,013	(17.3)%	$2,172,235	$2,258,025	(3.8)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange loss (gain)	70,572	(47,880)		20,580	(19,924)
Other items	40	3,804		1,291	(2,422)
Core FFO allocable to common shares	$738,243	$762,937	(3.2)%	$2,194,106	$2,235,679	(1.9)%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.16	$3.20	(32.5)%	$7.43	$8.85	(16.0)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.64	1.38		4.92	3.97
Gains on sale of real estate investments, including our equity share from investment	—	—		(0.01)	—
FFO per share	$3.80	$4.58	(17.0)%	$12.34	$12.82	(3.7)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange loss (gain)	0.40	(0.27)		0.11	(0.11)
Other items	—	0.02		0.01	(0.02)
Core FFO per share	$4.20	$4.33	(3.0)%	$12.46	$12.69	(1.8)%

Diluted weighted average common shares	175,866	176,150		176,074	176,170
Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,507 facilities that we have owned and operated on a stabilized basis since January 1, 2022 (the “Same Store Facilities”), (ii) 243 facilities we acquired since January 1, 2022 (the “Acquired Facilities”), (iii) 127 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2024 (the “Newly Developed and Expanded Facilities”), and (iv) 176 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2022 (the “Other Non-same Store Facilities”). See Note 13 to our September 30, 2024 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$926,315	$938,572	(1.3)%	$2,761,061	$2,782,502	(0.8)%
Acquired Facilities	61,116	23,683	158.1%	179,313	48,895	266.7%
Newly Developed and Expanded Facilities	58,135	53,758	8.1%	167,152	154,492	8.2%
Other Non-Same Store Facilities	64,549	62,708	2.9%	188,370	181,136	4.0%
	1,110,115	1,078,721	2.9%	3,295,896	3,167,025	4.1%
Cost of operations:
Same Store Facilities	226,704	220,931	2.6%	678,438	659,861	2.8%
Acquired Facilities	20,871	8,233	153.5%	61,011	19,660	210.3%
Newly Developed and Expanded Facilities	18,364	16,311	12.6%	54,649	47,712	14.5%
Other Non-Same Store Facilities	21,496	22,310	(3.6)%	64,252	66,845	(3.9)%
	287,435	267,785	7.3%	858,350	794,078	8.1%
Net operating income (a):
Same Store Facilities	699,611	717,641	(2.5)%	2,082,623	2,122,641	(1.9)%
Acquired Facilities	40,245	15,450	160.5%	118,302	29,235	304.7%
Newly Developed and Expanded Facilities	39,771	37,447	6.2%	112,503	106,780	5.4%
Other Non-Same Store Facilities	43,053	40,398	6.6%	124,118	114,291	8.6%
Total net operating income	822,680	810,936	1.4%	2,437,546	2,372,947	2.7%

Depreciation and amortization expense:
Same Store Facilities	170,616	165,465	3.1%	511,656	487,326	5.0%
Acquired Facilities	57,393	23,778	141.4%	181,615	46,591	289.8%
Newly Developed and Expanded Facilities	17,484	13,990	25.0%	50,734	40,672	24.7%
Other Non-Same Store Facilities	34,837	35,515	(1.9)%	104,870	107,942	(2.8)%
Total depreciation and amortization expense	280,330	238,748	17.4%	848,875	682,531	24.4%

Net income (loss):
Same Store Facilities	528,995	552,176	(4.2)%	1,570,967	1,635,315	(3.9)%
Acquired Facilities	(17,148)	(8,328)	105.9%	(63,313)	(17,356)	264.8%
Newly Developed and Expanded Facilities	22,287	23,457	(5.0)%	61,769	66,108	(6.6)%
Other Non-Same Store Facilities	8,216	4,883	68.3%	19,248	6,349	203.2%
Total net income	$542,350	$572,188	(5.2)%	$1,588,671	$1,690,416	(6.0)%

Number of facilities at period end:
Same Store Facilities				2,507	2,507	—%
Acquired Facilities				243	227	7.0%
Newly Developed and Expanded Facilities				127	118	7.6%
Other Non-Same Store Facilities				176	176	—%
				3,053	3,028	0.8%
Net rentable square footage at period end:
Same Store Facilities				169,959	169,959	—%
Acquired Facilities				17,150	16,036	6.9%
Newly Developed and Expanded Facilities				15,349	13,230	16.0%
Other Non-Same Store Facilities				17,051	17,277	(1.3)%
				219,509	216,502	1.4%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our September 30, 2024 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2022. Our Same Store Facilities did not change from June 30, 2024. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2022, 2023, and 2024 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,507 facilities (170.0 million net rentable square feet) that represent approximately 77% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2024. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,507 facilities)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change (e)	2024	2023	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$894,123	$906,280	(1.3)%	$2,666,474	$2,688,604	(0.8)%
Late charges and administrative fees	32,192	32,292	(0.3)%	94,587	93,898	0.7%
Total revenues	926,315	938,572	(1.3)%	2,761,061	2,782,502	(0.8)%

Direct cost of operations (a):
Property taxes	86,902	86,282	0.7%	266,408	256,227	4.0%
On-site property manager payroll	32,039	33,833	(5.3)%	99,273	102,885	(3.5)%
Repairs and maintenance	18,813	15,947	18.0%	57,141	50,844	12.4%
Utilities	13,316	13,407	(0.7)%	36,451	38,231	(4.7)%
Marketing	21,920	19,528	12.2%	63,360	52,239	21.3%
Other direct property costs	27,546	24,284	13.4%	76,413	72,968	4.7%
Total direct cost of operations	200,536	193,281	3.8%	599,046	573,394	4.5%
Direct net operating income (b)	725,779	745,291	(2.6)%	2,162,015	2,209,108	(2.1)%

Indirect cost of operations (a):
Supervisory payroll	(9,940)	(9,980)	(0.4)%	(30,091)	(31,441)	(4.3)%
Centralized management costs	(13,857)	(15,126)	(8.4)%	(41,785)	(46,159)	(9.5)%
Share-based compensation	(2,371)	(2,544)	(6.8)%	(7,516)	(8,867)	(15.2)%
Net operating income	699,611	717,641	(2.5)%	2,082,623	2,122,641	(1.9)%
Depreciation and amortization expense	(170,616)	(165,465)	3.1%	(511,656)	(487,326)	5.0%
Net income	$528,995	$552,176	(4.2)%	$1,570,967	$1,635,315	(3.9)%

Gross margin (before indirect costs, depreciation and amortization expense)	78.4%	79.4%	(1.0)%	78.3%	79.4%	(1.1)%

Gross margin (before depreciation and amortization expense)	75.5%	76.5%	(1.0)%	75.4%	76.3%	(0.9)%

Weighted average for the period:
Square foot occupancy	92.7%	93.2%	(0.5)%	92.6%	93.2%	(0.6)%

Realized annual rental income per (c):
Occupied square foot	$22.71	$22.89	(0.8)%	$22.59	$22.64	(0.2)%
Available square foot	$21.06	$21.33	(1.3)%	$20.92	$21.10	(0.9)%

At September 30:
Square foot occupancy				91.4%	91.9%	(0.5)%
Annual contract rent per occupied square foot (d)				$23.04	$23.16	(0.5)%

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
Revenues generated by our Same Store Facilities decreased 1.3% and 0.8% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 1.3% decrease in the three months ended September 30, 2024 was due primarily to a 0.8% decrease in realized annual rent per occupied square foot and a 0.5% decrease in average occupancy, as compared to the same period in 2023. The 0.8% decrease in the nine months ended September 30, 2024 was due primarily to a 0.6% decrease in average occupancy and a 0.2% decrease in realized annual rent per occupied square foot, as compared to the same period in 2023.
The decrease in realized annual rent per occupied square foot in the three months ended September 30, 2024 as compared to the same period in 2023 was due to a decrease in average rates per square foot charged to new tenants moving in over the past twelve months, partially offset by cumulative rate increases to existing long-term tenants over the same period. At September 30, 2024, annual contract rent per occupied square foot was 0.5% lower as compared to September 30, 2023.
The weighted average square foot occupancy for our Same Store Facilities was 92.7% and 92.6% in the three and nine months ended September 30, 2024, respectively, representing a decrease of 0.5% and 0.6% as compared to the same periods in 2023. Occupancy levels have gradually declined since the second half of 2022 as customer demand softened. During the three and nine months ended September 30, 2024, we lowered move-in rental rates and increased advertising spending to stimulate move-in activity at our facilities, as compared to the same periods in 2023.
Move-out activities from our tenants were relatively flat in the three months ended September 30, 2024 and lower in the nine months ended September 30, 2024, as compared to the same periods in 2023. Average length of stay for tenants remained strong during the three and nine months ended September 30, 2024, which supported revenue growth from existing long-term tenants.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and nine months ended September 30, 2024 and 2023. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$14.45	$15.96	(9.5)%	$13.99	$16.15	(13.4)%
Square footage	30,760	31,105	(1.1)%	91,287	92,226	(1.0)%
Contract rents gained from move-ins	$111,121	$124,109	(10.5)%	$957,829	$1,117,087	(14.3)%
Promotional discounts given	$18,710	$16,354	14.4%	$45,797	$51,241	(10.6)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.81	$21.48	(3.1)%	$20.84	$21.25	(1.9)%
Square footage	32,864	32,842	0.1%	91,010	92,140	(1.2)%
Contract rents lost from move-outs	$170,975	$176,362	(3.1)%	$1,422,486	$1,468,481	(3.1)%
Industry-wide demand was weaker in the first nine months of 2024 compared to the same period in 2023 partially due to lower home-moving activities offset by increases in customers who sought storage space for other reasons. Demand fluctuates due to various local and regional factors, including the overall economy, as well as new supply of self-storage space and alternatives to self-storage.
We expect weaker industry-wide demand in the remainder of 2024 as compared to 2023, but with an improvement in the year-over-year decline in demand in the remainder of 2024 as compared to the first nine months of 2024. We plan to mitigate the effect of lower industry-wide demand to our facilities by continuing to support new customer move-ins with increased marketing expense, lower rental rates to new customers, and increased promotional discounting. As a result, we expect a moderate decline in Same Store Facilities revenues in 2024 as compared to those earned in 2023.
Late Charges and Administrative Fees
Late charges and administrative fees stayed relatively flat for the three months ended September 30, 2024 and increased 0.7% for the nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The year-over-year increase for the nine months ended September 30, 2024 was due primarily to higher late charges and lien fees collected on delinquent accounts. Delinquency rates remained at similar levels for the three and nine months ended September 30, 2024 as compared to the same periods in 2023.

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 2.6% and 2.8% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase during the three-month period is due primarily to increased repair and maintenance expense, marketing expense, and other direct property costs, partially offset by decreased on-site property manager payroll. The increase during the nine-month period is due primarily to increased property tax expense, repair and maintenance expense, and marketing expense, partially offset by decreased on-site property manager payroll, utility expense and centralized management costs.
Property tax expense increased 0.7% and 4.0% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, as a result of higher assessed values. We expect property tax expense to grow 4% to 5% in 2024 due primarily to higher assessed values.
On-site property manager payroll expense decreased 5.3% and 3.5% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to reduction in labor hours driven by revisions in operational processes. We expect on-site property manager payroll expense to decrease moderately in 2024 as compared to 2023 as we continue to enhance operational processes.
Repairs and maintenance expense increased 18.0% and 12.4% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Our utility expense consists primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 0.7% and 4.7% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, due primarily to our investment in energy saving technology such as solar power and LED lights, which generate favorable returns on investment in the form of lower utility usage. We expect a decline in utility expense in 2024 as compared to 2023 as we continue our investment in solar power.
Marketing expense includes Internet advertising we utilize through our online paid search programs, television advertising and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 12.2% and 21.3% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily by utilizing a higher volume of online paid search programs to attract new tenants. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in the remainder of 2024.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 13.4% and 4.7% in the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to increased property loss and restoration expenses.
Centralized management costs represent administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives. Centralized management costs decreased 8.4% and 9.5% in the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by achievement of economies of scale from recent acquisitions with centralized management costs allocated over a broader number of self-storage facilities including non-same store facilities.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of September 30, 2024		Three Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	218	15.9	$36.51	$36.30	0.6%	94.1%	95.0%	(0.9)%	$34.35	$34.49	(0.4)%
San Francisco	130	8.1	33.20	32.52	2.1%	94.1%	94.3%	(0.2)%	31.24	30.67	1.9%
New York	91	6.7	32.48	32.28	0.6%	93.8%	93.7%	0.1%	30.47	30.25	0.7%
Washington DC	109	7.3	27.10	26.85	0.9%	93.7%	92.4%	1.3%	25.40	24.81	2.4%
Miami	87	6.3	30.19	30.39	(0.7)%	92.8%	93.5%	(0.7)%	28.02	28.41	(1.4)%
Dallas-Ft. Worth	130	9.7	18.32	18.54	(1.2)%	89.4%	91.5%	(2.1)%	16.38	16.96	(3.4)%
Seattle-Tacoma	92	6.3	25.93	26.05	(0.5)%	93.2%	92.9%	0.3%	24.17	24.20	(0.1)%
Houston	117	9.2	16.94	16.97	(0.2)%	92.6%	92.2%	0.4%	15.69	15.65	0.3%
Chicago	131	8.3	20.66	20.39	1.3%	93.6%	94.0%	(0.4)%	19.34	19.17	0.9%
Atlanta	107	7.1	17.06	18.03	(5.4)%	89.1%	91.6%	(2.5)%	15.20	16.52	(8.0)%
Orlando-Daytona	69	4.4	18.77	19.85	(5.4)%	92.2%	93.0%	(0.8)%	17.30	18.46	(6.3)%
West Palm Beach	41	3.1	26.22	26.99	(2.9)%	91.9%	93.0%	(1.1)%	24.09	25.10	(4.0)%
Philadelphia	57	3.6	20.95	21.46	(2.4)%	93.2%	93.4%	(0.2)%	19.53	20.04	(2.5)%
Baltimore	38	2.8	23.32	23.82	(2.1)%	93.3%	91.7%	1.6%	21.76	21.84	(0.4)%
Charlotte	55	4.2	16.00	16.44	(2.7)%	91.8%	93.0%	(1.2)%	14.69	15.29	(3.9)%
All other markets	1,035	67.0	18.45	18.79	(1.8)%	92.7%	93.2%	(0.5)%	17.11	17.51	(2.3)%
Totals	2,507	170.0	$22.71	$22.89	(0.8)%	92.7%	93.2%	(0.5)%	$21.06	$21.33	(1.3)%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$139,687	$140,322	(0.5)%	$18,953	$18,623	1.8%	$2,519	$2,832	(11.1)%	$118,215	$118,867	(0.5)%
San Francisco	64,118	63,053	1.7%	10,068	9,606	4.8%	1,406	1,413	(0.5)%	52,644	52,034	1.2%
New York	52,576	52,134	0.8%	12,862	12,002	7.2%	1,050	1,134	(7.4)%	38,664	38,998	(0.9)%
Washington DC	47,911	46,807	2.4%	9,890	9,141	8.2%	1,225	1,231	(0.5)%	36,796	36,435	1.0%
Miami	45,605	46,292	(1.5)%	12,442	8,923	39.4%	949	986	(3.8)%	32,214	36,383	(11.5)%
Dallas-Ft. Worth	41,581	43,108	(3.5)%	10,279	9,957	3.2%	1,246	1,371	(9.1)%	30,056	31,780	(5.4)%
Seattle-Tacoma	39,193	39,239	(0.1)%	7,472	6,833	9.4%	964	947	1.8%	30,757	31,459	(2.2)%
Houston	37,778	37,687	0.2%	9,945	10,989	(9.5)%	1,174	1,234	(4.9)%	26,659	25,464	4.7%
Chicago	41,576	41,151	1.0%	13,231	15,951	(17.1)%	1,285	1,379	(6.8)%	27,060	23,821	13.6%
Atlanta	28,483	30,807	(7.5)%	7,195	6,549	9.9%	1,144	1,123	1.9%	20,144	23,135	(12.9)%
Orlando-Daytona	19,807	21,099	(6.1)%	4,114	4,286	(4.0)%	726	768	(5.5)%	14,967	16,045	(6.7)%
West Palm Beach	19,107	19,938	(4.2)%	3,875	4,036	(4.0)%	463	500	(7.4)%	14,769	15,402	(4.1)%
Philadelphia	18,590	19,046	(2.4)%	4,678	4,221	10.8%	609	589	3.4%	13,303	14,236	(6.6)%
Baltimore	16,139	16,187	(0.3)%	3,359	3,221	4.3%	375	391	(4.1)%	12,405	12,575	(1.4)%
Charlotte	15,995	16,640	(3.9)%	3,370	3,175	6.1%	518	509	1.8%	12,107	12,956	(6.6)%
All other markets	298,169	305,062	(2.3)%	68,803	65,768	4.6%	10,515	11,243	(6.5)%	218,851	228,051	(4.0)%
Totals	$926,315	$938,572	(1.3)%	$200,536	$193,281	3.8%	$26,168	$27,650	(5.4)%	$699,611	$717,641	(2.5)%

Same Store Facilities Operating Trends by Market (Continued)

	As of September 30, 2024		Nine Months Ended September 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	218	15.9	$36.04	$35.73	0.9%	94.8%	95.4%	(0.6)%	$34.17	$34.09	0.2%
San Francisco	130	8.1	32.55	32.29	0.8%	94.6%	94.2%	0.4%	30.79	30.42	1.2%
New York	91	6.7	32.19	32.05	0.4%	93.8%	93.2%	0.6%	30.19	29.87	1.1%
Washington DC	109	7.3	26.81	26.57	0.9%	93.0%	91.7%	1.3%	24.93	24.36	2.3%
Miami	87	6.3	29.92	30.09	(0.6)%	93.3%	93.5%	(0.2)%	27.92	28.13	(0.7)%
Dallas-Ft. Worth	130	9.7	18.27	18.13	0.8%	89.7%	92.0%	(2.3)%	16.39	16.68	(1.7)%
Seattle-Tacoma	92	6.3	25.49	25.91	(1.6)%	93.1%	92.5%	0.6%	23.73	23.97	(1.0)%
Houston	117	9.2	16.90	16.70	1.2%	91.8%	91.9%	(0.1)%	15.52	15.35	1.1%
Chicago	131	8.3	20.49	20.17	1.6%	93.1%	93.1%	—%	19.08	18.78	1.6%
Atlanta	107	7.1	17.49	17.94	(2.5)%	88.2%	91.5%	(3.3)%	15.43	16.42	(6.0)%
Orlando-Daytona	69	4.4	18.87	19.72	(4.3)%	91.8%	93.9%	(2.1)%	17.33	18.52	(6.4)%
West Palm Beach	41	3.1	26.12	26.65	(2.0)%	92.5%	93.5%	(1.0)%	24.16	24.92	(3.0)%
Philadelphia	57	3.6	21.05	21.47	(2.0)%	92.9%	93.1%	(0.2)%	19.56	19.99	(2.2)%
Baltimore	38	2.8	23.32	23.72	(1.7)%	92.7%	91.3%	1.4%	21.62	21.66	(0.2)%
Charlotte	55	4.2	16.03	16.20	(1.0)%	91.5%	93.2%	(1.7)%	14.66	15.10	(2.9)%
All other markets	1,035	67.0	18.40	18.58	(1.0)%	92.7%	93.3%	(0.6)%	17.05	17.34	(1.7)%
Totals	2,507	170.0	$22.59	$22.64	(0.2)%	92.6%	93.2%	(0.6)%	$20.92	$21.10	(0.9)%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Nine Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$416,823	$415,930	0.2%	$56,097	$54,300	3.3%	$7,889	$8,479	(7.0)%	$352,837	$353,151	(0.1)%
San Francisco	189,735	187,654	1.1%	30,770	29,339	4.9%	4,179	4,473	(6.6)%	154,786	153,842	0.6%
New York	156,058	154,189	1.2%	38,747	36,545	6.0%	3,241	3,628	(10.7)%	114,070	114,016	—%
Washington DC	140,979	137,799	2.3%	28,365	27,280	4.0%	3,765	3,802	(1.0)%	108,849	106,717	2.0%
Miami	136,366	137,447	(0.8)%	30,646	25,114	22.0%	2,856	3,123	(8.5)%	102,864	109,210	(5.8)%
Dallas-Ft. Worth	124,835	127,247	(1.9)%	30,664	29,663	3.4%	3,673	4,230	(13.2)%	90,498	93,354	(3.1)%
Seattle-Tacoma	115,469	116,598	(1.0)%	23,018	20,770	10.8%	2,926	3,030	(3.4)%	89,525	92,798	(3.5)%
Houston	112,041	110,955	1.0%	29,965	31,456	(4.7)%	3,535	3,820	(7.5)%	78,541	75,679	3.8%
Chicago	122,803	120,873	1.6%	48,080	48,467	(0.8)%	3,943	4,210	(6.3)%	70,780	68,196	3.8%
Atlanta	86,479	91,692	(5.7)%	21,029	19,341	8.7%	3,369	3,586	(6.1)%	62,081	68,765	(9.7)%
Orlando-Daytona	59,469	63,453	(6.3)%	12,640	12,299	2.8%	2,213	2,432	(9.0)%	44,616	48,722	(8.4)%
West Palm Beach	57,451	59,323	(3.2)%	12,722	12,307	3.4%	1,486	1,607	(7.5)%	43,243	45,409	(4.8)%
Philadelphia	55,836	56,934	(1.9)%	13,409	12,523	7.1%	1,759	1,951	(9.8)%	40,668	42,460	(4.2)%
Baltimore	48,084	48,125	(0.1)%	9,648	9,238	4.4%	1,177	1,237	(4.9)%	37,259	37,650	(1.0)%
Charlotte	47,898	49,233	(2.7)%	9,595	9,210	4.2%	1,567	1,666	(5.9)%	36,736	38,357	(4.2)%
All other markets	890,735	905,050	(1.6)%	203,651	195,542	4.1%	31,814	35,193	(9.6)%	655,270	674,315	(2.8)%
Totals	$2,761,061	$2,782,502	(0.8)%	$599,046	$573,394	4.5%	$79,392	$86,467	(8.2)%	$2,082,623	$2,122,641	(1.9)%

Acquired Facilities
The Acquired Facilities represent 243 facilities that we acquired in 2022, 2023, and 2024. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change (a)	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2022 Acquisitions	$14,155	$13,061	$1,094	$41,177	$36,857	$4,320
2023 Acquisitions	46,375	10,622	35,753	137,488	12,038	125,450
2024 Acquisitions	586	—	586	648	—	648
Total revenues	61,116	23,683	37,433	179,313	48,895	130,418

Cost of operations (b):
2022 Acquisitions	5,104	5,304	(200)	15,350	16,166	(816)
2023 Acquisitions	15,103	2,929	12,174	44,876	3,494	41,382
2024 Acquisitions	664	—	664	785	—	785
Total cost of operations	20,871	8,233	12,638	61,011	19,660	41,351

Net operating income:
2022 Acquisitions	9,051	7,757	1,294	25,827	20,691	5,136
2023 Acquisitions	31,272	7,693	23,579	92,612	8,544	84,068
2024 Acquisitions	(78)	—	(78)	(137)	—	(137)
Net operating income	40,245	15,450	24,795	118,302	29,235	89,067
Depreciation and amortization expense	(57,393)	(23,778)	(33,615)	(181,615)	(46,591)	(135,024)
Net loss	$(17,148)	$(8,328)	$(8,820)	$(63,313)	$(17,356)	$(45,957)

At September 30:
Square foot occupancy:
2022 Acquisitions				86.3%	84.4%	1.9%
2023 Acquisitions				87.6%	85.2%	2.4%
2024 Acquisitions				63.2%	—%	—%
				86.8%	85.0%	1.8%
Annual contract rent per occupied square foot:
2022 Acquisitions				$13.53	$13.02	3.9%
2023 Acquisitions				17.08	16.29	4.8%
2024 Acquisitions				10.93	—	—%
				$16.00	$15.34	4.3%
Number of facilities:
2022 Acquisitions				74	74	—
2023 Acquisitions				164	153	11
2024 Acquisitions				5	—	5
				243	227	16
Net rentable square feet (in thousands):
2022 Acquisitions				4,740	4,740	—
2023 Acquisitions				12,067	11,296	771
2024 Acquisitions				343	—	343
				17,150	16,036	1,114

ACQUIRED FACILITIES (Continued)

As of September 30, 2024
Costs to acquire (in thousands):
2022 Acquisitions	$730,957
2023 Acquisitions	2,674,840
2024 Acquisitions	46,280
$3,452,077
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
We have been active in acquiring facilities in recent years. Since the beginning of 2022, we acquired a total of 243 facilities with 17.2 million net rentable square feet for $3.5 billion. During the three and nine months ended September 30, 2024, these facilities contributed net operating income of $40.2 million and $118.3 million, respectively.
During 2023, we acquired BREIT Simply Storage LLC (“Simply”), a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the acquisition results in the table above are the Simply portfolio self-storage revenues of $113.9 million, NOI of $77.9 million (including Direct NOI of $81.9 million), and average square footage occupancy of 87.4% for the nine months ended September 30, 2024.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume is likely to be impacted by cost of capital and overall macro-economic uncertainties. Subsequent to September 30, 2024, we acquired or were under contract to acquire 14 self-storage facilities across nine states with 1.2 million net rentable square feet, for $181.2 million.
Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 43 facilities that were developed on new sites since January 1, 2019, and 84 facilities expanded to increase their net rentable square footage. Of these expansions, 64 were completed before 2023, 15 were completed in 2023 or 2024, and five are currently in process at September 30, 2024. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change (a)	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2019	$4,605	$4,672	$(67)	$13,523	$13,588	$(65)
Developed in 2020	1,848	1,912	(64)	5,565	5,743	(178)
Developed in 2021	3,059	2,888	171	8,802	8,254	548
Developed in 2022	2,631	2,031	600	7,377	4,714	2,663
Developed in 2023	1,811	307	1,504	4,043	470	3,573
Developed in 2024	296	—	296	349	—	349
Expansions completed before 2023	35,541	34,724	817	104,589	100,905	3,684
Expansions completed in 2023 or 2024	6,094	4,260	1,834	16,268	12,058	4,210
Expansions in process	2,250	2,964	(714)	6,636	8,760	(2,124)
Total revenues	58,135	53,758	4,377	167,152	154,492	12,660

Cost of operations (b):
Developed in 2019	1,718	1,477	241	4,711	4,438	273
Developed in 2020	528	493	35	1,438	1,367	71
Developed in 2021	920	911	9	2,783	2,753	30
Developed in 2022	812	1,030	(218)	2,879	2,975	(96)
Developed in 2023	1,264	343	921	3,662	838	2,824
Developed in 2024	282	—	282	395	—	395
Expansions completed before 2023	10,069	10,189	(120)	30,789	30,053	736
Expansions completed in 2023 or 2024	2,391	1,353	1,038	6,797	3,689	3,108
Expansions in process	380	515	(135)	1,195	1,599	(404)
Total cost of operations	18,364	16,311	2,053	54,649	47,712	6,937

Net operating income (loss):
Developed in 2019	2,887	3,195	(308)	8,812	9,150	(338)
Developed in 2020	1,320	1,419	(99)	4,127	4,376	(249)
Developed in 2021	2,139	1,977	162	6,019	5,501	518
Developed in 2022	1,819	1,001	818	4,498	1,739	2,759
Developed in 2023	547	(36)	583	381	(368)	749
Developed in 2024	14	—	14	(46)	—	(46)
Expansions completed before 2023	25,472	24,535	937	73,800	70,852	2,948
Expansions completed in 2023 or 2024	3,703	2,907	796	9,471	8,369	1,102
Expansions in process	1,870	2,449	(579)	5,441	7,161	(1,720)
Net operating income	39,771	37,447	2,324	112,503	106,780	5,723
Depreciation and amortization expense	(17,484)	(13,990)	(3,494)	(50,734)	(40,672)	(10,062)
Net income	$22,287	$23,457	$(1,170)	$61,769	$66,108	$(4,339)

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of September 30,
	2024	2023	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2019	86.0%	87.0%	(1.0)%
Developed in 2020	90.7%	91.7%	(1.0)%
Developed in 2021	78.4%	86.7%	(8.3)%
Developed in 2022	86.6%	79.8%	6.8%
Developed in 2023	68.7%	37.2%	31.5%
Developed in 2024	45.7%	—%	—%
Expansions completed before 2023	87.7%	86.4%	1.3%
Expansions completed in 2023 or 2024	60.1%	75.4%	(15.3)%
Expansions in process	92.2%	92.5%	(0.3)%
	81.3%	83.9%	(2.6)%
Annual contract rent per occupied square foot:
Developed in 2019	$18.53	$19.08	(2.9)%
Developed in 2020	22.04	22.95	(4.0)%
Developed in 2021	19.92	19.24	3.5%
Developed in 2022	17.33	15.62	10.9%
Developed in 2023	10.22	9.81	4.2%
Developed in 2024	9.67	—	—%
Expansions completed before 2023	18.36	18.39	(0.2)%
Expansions completed in 2023 or 2024	20.89	25.42	(17.8)%
Expansions in process	23.73	26.02	(8.8)%
	$18.27	$19.10	(4.3)%
Number of facilities:
Developed in 2019	11	11	—
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	8	—
Developed in 2023	11	6	5
Developed in 2024	4	—	4
Expansions completed before 2023	64	64	—
Expansions completed in 2023 or 2024	15	15	—
Expansions in process	5	5	—
	127	118	9
Net rentable square feet (in thousands):
Developed in 2019	1,057	1,057	—
Developed in 2020	347	347	—
Developed in 2021 (d)	760	681	79
Developed in 2022	631	631	—
Developed in 2023	1,098	595	503
Developed in 2024	389	—	389
Expansions completed before 2023	8,489	8,475	14
Expansions completed in 2023 or 2024	2,055	920	1,135
Expansions in process	523	524	(1)
	15,349	13,230	2,119

As of September 30, 2024
Costs to develop (in thousands):
Developed in 2019	$150,387
Developed in 2020	42,063
Developed in 2021 (d)	128,435
Developed in 2022	100,089
Developed in 2023	193,766
Developed in 2024	72,964
Expansions completed before 2023 (c)	543,636
Expansions completed in 2023 or 2024 (c)	327,896
$1,559,236
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
(d)We have completed an expansion project on a facility developed in 2021 for $12.8 million, adding 79,000 net rentable square feet of storage space as of September 30, 2024.
Our Newly Developed and Expanded Facilities includes a total of 127 self-storage facilities of 15.3 million net rentable square feet. For development and expansions completed by September 30, 2024, we incurred a total cost of $1.6 billion. During the three and nine months ended September 30, 2024, Newly Developed and Expanded Facilities contributed net operating income of $39.8 million and $112.5 million, respectively.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at September 30, 2024. We incurred a total of $871.5 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.7 million net rentable square feet of new storage space.
At September 30, 2024, we had 23 additional facilities in development, which will have a total of 2.3 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $426.7 million. We expect these facilities to open over the next 18 to 24 months.

The facilities under “expansion in process” represent those facilities where construction is in process at September 30, 2024, and together with additional future expansion activities primarily related to our Same Store Facilities at September 30, 2024, we expect to add a total of 1.7 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $285.8 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2022, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 17.1 million net rentable square feet at September 30, 2024. During the three and nine months ended September 30, 2024 and 2023, the average occupancy for these facilities totaled 84.4% and 82.1%, respectively, as compared to 82.1% and 81.5% for the same periods in 2023, and the realized rent per occupied square foot totaled $17.20 and $17.17, respectively, as compared to $16.89 and $16.35 for the same periods in 2023.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $41.6 million and $166.3 million in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to newly acquired facilities of $2.7 billion in 2023 and newly developed and expanded facilities in 2024.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$58,103	$51,355	$6,748	$168,123	$151,025	$17,098
Merchandise	6,894	6,999	(105)	20,767	21,114	(347)
Third party property management	12,646	6,745	5,901	33,403	18,658	14,745
Total revenues	77,643	65,099	12,544	222,293	190,797	31,496
Cost of operations:
Tenant reinsurance	17,390	10,300	7,090	41,964	31,771	10,193
Merchandise	4,269	4,247	22	13,759	12,947	812
Third party property management	12,606	6,612	5,994	33,154	18,319	14,835
Total cost of operations	34,265	21,159	13,106	88,877	63,037	25,840
Net operating income:
Tenant reinsurance	40,713	41,055	(342)	126,159	119,254	6,905
Merchandise	2,625	2,752	(127)	7,008	8,167	(1,159)
Third party property management	40	133	(93)	249	339	(90)
Total net operating income	$43,378	$43,940	$(562)	$133,416	$127,760	$5,656

Tenant reinsurance operations: Tenant reinsurance premium revenue increased $6.7 million or 13.1% for the three months ended September 30, 2024, and increased $17.1 million or 11.3% for the nine months ended September 30, 2024, in each case as compared to the same period in 2023, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage in our tenant base at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same Store Facilities were $43.1 million and $127.0 million for the three and nine months ended September 30, 2024, respectively, as compared to $41.1 million and $122.1 million for the same periods in 2023, representing an increase of 4.9% and 4.0%, respectively.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $7.1 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to increased claim volumes and expenses related to flooding and burglary events as well as increased access fees we paid to the third-party owners of properties we manage driven by the significant growth of our third-party property management program.
We expect future growth of tenant reinsurance operations will come primarily from customers of newly acquired and developed facilities.
Third-party property management: At September 30, 2024, in our third-party property management program, we managed 280 facilities (21.0 million net rentable square feet) for unrelated third parties, and were under contract to manage 108 additional facilities (9.3 million net rentable square feet) including 105 facilities that are currently under construction. During the nine months ended September 30, 2024, we added 79 facilities to the program, acquired one facility from the program, and had 14 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity
We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. For the three and nine months ended September 30, 2024, we recognized equity in earnings of Shurgard of $2.9 million and $15.5 million, respectively, as compared to $7.2 million and $22.8 million for the same periods in 2023. Included in our equity earnings from Shurgard were $12.0 million and $31.5 million of our share of depreciation and amortization expense for the three and nine months ended September 30, 2024, respectively, as compared to $8.5 million and $26.1 million for the same periods in 2023.
On August 1, 2024, Shurgard acquired Lok’nStore, a self-storage company publicly traded on London Stock Exchange, for approximately £393 million ($511 million) in cash.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.116 U.S. Dollars per Euro at September 30, 2024 (1.104 at December 31, 2023), and average exchange rates of 1.099 and 1.088 for the three months ended September 30, 2024 and 2023, respectively, and average exchange rates of 1.087 and 1.083 for the nine months ended September 30, 2024 and 2023, respectively.
Real estate acquisition and development expense: In the three and nine months ended September 30, 2024, we incurred a total of $2.5 million and $9.2 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities, as compared to $5.1 million and $13.7 million for the same periods in 2023. These amounts are net of $4.3 million and $12.9 million in the three and nine months ended September 30, 2024, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities, as compared to $4.5 million and $13.4 million for the same periods in 2023. The year-over-year decrease of real estate acquisition and development expense in the three and nine months ended September 30. 2024 was primarily due to the write-off of $1.9 million and $4.5 million, respectively, of accumulated development costs for cancelled development and redevelopment projects for the three and nine months ended September 30, 2023.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands)

Share-based compensation expense	$7,117	$5,929	$1,188	$19,927	$19,149	$778
Legal costs	3,155	654	2,501	8,101	2,437	5,664
Corporate management costs	8,125	6,281	1,844	23,785	19,249	4,536
Information technology costs	3,848	1,103	2,745	9,650	3,101	6,549
Other costs	3,969	6,765	(2,796)	12,667	13,523	(856)
Total	$26,214	$20,732	$5,482	$74,130	$57,459	$16,671
General and administrative expense increased $5.5 million and $16.7 million in the three and nine months ended September 30, 2024, respectively, as compared to the same period in 2023 due primarily to (i) an increase in loss contingencies related to corporate legal matters, (ii) an increase in corporate management costs driven by higher payroll costs, and (iii) an increase in license, data conversion costs and maintenance support costs related to our new IT applications, partially offset by (iv) a decrease in other costs due to costs incurred for UPREIT reorganization in the three and nine months ended September 30, 2023.
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(Amounts in thousands)

Interest earned on cash balances	$12,235	$28,515	$(16,280)	$33,838	$53,619	$(19,781)
Commercial operations	2,223	2,143	80	7,065	7,110	(45)
Unrealized gain on private equity investments	2,626	122	2,504	4,740	2,615	2,125
Other	2,945	1,515	1,430	6,605	6,037	568
Total	$20,029	$32,295	$(12,266)	$52,248	$69,381	$(17,133)
Interest earned on cash balances decreased $16.3 million and $19.8 million in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, due primarily to lower average cash balances partially offset by higher interest rates earned in the first half of 2024.
Interest expense: For the three and nine months ended September 30, 2024, we incurred $77.3 million and $223.5 million, respectively, of interest on our outstanding notes payable, as compared to $61.4 million and $139.3 million for the same periods in 2023. In determining interest expense, these amounts were offset by capitalized interest of $3.0 million and $8.2 million during the three and nine months ended September 30, 2024, respectively, associated with our development activities, as compared to $3.0 million and $6.8 million for the same periods in 2023. The increase of interest expense in the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is due to the issuance of $2.2 billion of notes payable in July 2023 and the increase of Compounded SOFR on our variable rate unsecured notes. At September 30, 2024, we had $9.5 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.2%.

Foreign currency exchange (loss) gain: For the three and nine months ended September 30, 2024, we recorded foreign currency losses of $70.6 million and $20.6 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. For the three and nine months ended September 30, 2023, we recorded foreign currency gains of $47.9 million and $19.9 million, respectively. The Euro was translated at exchange rates of approximately 1.116 U.S. Dollars per Euro at September 30, 2024, 1.104 at December 31, 2023, 1.057 at September 30, 2023, and 1.070 at December 31, 2022. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on sale of real estate: In the three and nine months ended September 30, 2024, we recorded $0.6 million and $1.4 million in gains, respectively, in connection with sale of land parcels and the partial sale of real estate facilities pursuant to eminent domain proceedings.
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three and nine months ended September 30, 2024, we recorded income tax expense totaling $2.5 million and $6.0 million, respectively, related to our taxable REIT subsidiaries and income taxes incurred in certain state and local jurisdictions in which we operate, as compared to $2.8 million and $8.5 million for the same periods in 2023. The year-over-year changes of income tax expense in the three and nine months ended September 30, 2024 were primarily driven by changes in state income tax, due to fluctuations of taxable income in certain states where there are differences between federal and state tax laws.

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
On June 12, 2023, we amended our revolving line of credit, increasing the borrowing limit from $500 million to $1.5 billion. We increased the size of the revolving line of credit and its associated lender base given our increased levels of debt maturities in coming years and to serve as temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2024, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $14.4 million of outstanding letters of credit, which limits our borrowing capacity to $1,485.6 million as of October 30, 2024. Our line of credit matures on June 12, 2027.
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
Our current and expected capital resources include: (i) $599.0 million of cash as of September 30, 2024 and (ii) approximately $450 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,485.6 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $400 million in scheduled principal repayments on our unsecured notes in the next twelve months, (ii) $401.9 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, and (iii) $181.2 million in property acquisitions currently under contract. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of September 30, 2024, the principal outstanding on our debt totaled approximately $9.5 billion, consisting of $7.8 billion of U.S. Dollar denominated unsecured notes payable, $1.8 billion of Euro-denominated unsecured notes payable, and $1.7 million of mortgage notes payable. Approximate principal maturities and interest payments (including $138.0 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at September 30, 2024) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2024	$31	$61,019	$61,050
2025	670,241	286,872	957,113
2026	1,150,138	261,244	1,411,382
2027	1,200,146	228,460	1,428,606
2028	1,200,129	186,130	1,386,259
Thereafter	5,307,895	1,577,157	6,885,052
	$9,528,580	$2,600,882	$12,129,462
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
We spent $175 million of capital expenditures to maintain real estate facilities in the nine months ended September 30, 2024 and expect to spend approximately $200 million in 2024. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year Property of Tomorrow program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We spent approximately $106 million in the nine months ended September 30, 2024 and expect to spend $130 million in 2024 on this effort. In addition, we have spent $36 million on the installation of solar panels in the nine months ended September 30, 2024 and we expect to spend $70 million in 2024.
The capital spent to install solar panels and LED lights will significantly reduce electric utility usage resulting in lower property operating costs.
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
The annual distribution requirement with respect to our preferred shares outstanding at September 30, 2024 is approximately $194.7 million per year.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to September 30, 2024, we acquired or were under contract to acquire 14 self-storage facilities for a total purchase price of $181.2 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of September 30, 2024, we had development and expansion projects at a total cost of approximately $712.4 million. Costs incurred through September 30, 2024 were $310.5 million, with the remaining cost to complete of $401.9 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of October 30, 2024, we have five series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), 5.600% Series H Preferred Shares ($285.0 million), 4.875% Series I Preferred Shares ($316.3 million), and 4.700% Series J Preferred Shares ($258.8 million). See Note 9 to our September 30, 2024 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2024, we repurchased 726,865 of our common shares under the repurchase program on the open market for a total cost of $200.0 million (none in the three months ended September 30, 2024). From the inception of the repurchase program through October 30, 2024, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.5 billion at September 30, 2024, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at September 30, 2024 is approximately $9.1 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.2% at September 30, 2024. See Note 7 to our September 30, 2024 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total

Debt	$31	$670,241	$1,150,138	$1,200,146	$1,200,129	$5,307,895	$9,528,580
We have foreign currency exposure at September 30, 2024 related to (i) our investment in Shurgard, with a book value of $397.5 million, and a fair value of $1.6 billion based upon the closing price of Shurgard’s stock on September 30, 2024, and (ii) €1.6 billion ($1.8 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of September 30, 2024. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended September 30, 2024, we did not repurchase any of our common shares. From the inception of the repurchase program through October 30, 2024, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended September 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

DATED: October 30, 2024
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer