Form 10-K
period 2024-12-31
Public Storage
filed 2025-02-24
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2024:
Common Shares, $0.10 par value per share – $43,242,396,000 (computed on the basis of $287.65 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 28, 2024).
As of February 18, 2025, there were 175,415,530 outstanding Common Shares, $0.10 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Public Storage
Form 10-K
For the Fiscal Year Ended December 31, 2024

PART I
ITEM 1.    Business
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2025 outlook and all underlying assumptions; our expected acquisition, disposition, development, and redevelopment activity; supply and demand for our self-storage facilities; information relating to operating trends in our markets; expectations regarding operating expenses, including property tax changes; expectations regarding the impacts from inflation and changes in macroeconomic conditions; our strategic priorities; expectations with respect to financing activities, rental rates, cap rates, and yields; leasing expectations; our credit ratings; and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “expects,”  “believes,”  “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to, those described in Part 1, Item 1A, “Risk Factors” of this report and in our other filings with the Securities and Exchange Commission (the “SEC”). These include changes in demand for our facilities; changes in macroeconomic conditions; changes in national self-storage facility development activity; impacts of natural disasters; adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance; adverse economic effects from public health emergencies, international military conflicts, or similar events impacting public health and/or economic activity; increases in the costs of our primary customer acquisition channels; adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs; security breaches, including ransomware; or a failure of our networks, systems, or technology.
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
General Discussion of our Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership, development, and operation of self-storage facilities and other related operations including tenant reinsurance, third-party self-storage management and bridge lending to third-party self-storage owners. We are the industry leading owner of self-storage properties, with the most recognized brand in the self-storage industry, including our ubiquitous orange color.
On August 14, 2023, we completed a reorganization that resulted in us holding the interests in our facilities through an operating partnership, Public Storage OP, L.P. and its subsidiaries including Public Storage Operating Company, formerly known as Public Storage, which was organized in 1980. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. After the reorganization, the primary assets of the parent entity, Public Storage, are general partner and limited partner interests in Public Storage OP, L.P.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, references to “PSA OP” mean Public Storage OP, L.P., and references to “PSOC” mean Public Storage Operating Company. References to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.

Self-storage Operations:
We acquire, develop, own, and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner of self-storage facilities in the United States (“U.S.”), with physical presence in most major markets and 40 states. We believe our scale, brand name, and technology platform afford us competitive advantages. At December 31, 2024, we held interests in and consolidated 3,073 self-storage facilities (an aggregate of 221 million net rentable square feet of space) operating under the Public Storage® name.
Other Operations:
We manage insurance programs whereby customers at our facilities, including those we manage for third parties, have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their stored goods. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures these policies and thereby assumes all risk of losses under the policies. This subsidiary receives from the non-affiliated insurance company reinsurance premiums substantially equal to the premiums collected from our tenants. These policies cover claims for losses related to specified events up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program but purchase insurance from an independent third-party insurer to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. At December 31, 2024, there were approximately 1.4 million certificates of insurance held by participating self-storage customers, representing aggregate coverage of approximately $6.8 billion.
At December 31, 2024, we managed 307 facilities for third parties (with approximately 23.3 million net rentable square feet), and were under contract to manage 95 additional facilities including 93 facilities that are currently under construction. In addition, we sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.
We implemented a bridge lending program in 2024, under which we provide financing to third-party self-storage owners for operating properties that we manage. We generally originate bridge loans that are collateralized by operating self-storage properties, have a term of three or four years with two one-year extensions, and have variable interest rates. At December 31, 2024, we had a bridge loan receivable balance of $10.0 million and an unfunded loan commitment of $12.5 million, the closing of which is subject to the satisfaction of certain conditions.
We hold a 35% interest in Shurgard Self Storage Limited (“Shurgard”). Shurgard is a public company traded on Euronext Brussels under the “SHUR” symbol. At December 31, 2024, Shurgard owned and operated 318 self-storage facilities (17 million net rentable square feet) located in seven countries in Western Europe under the Shurgard® name.
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
The high level of ownership fragmentation in the industry is partially attributable to the relative simplicity of managing a local self-storage facility, such that small-scale owners can operate self-storage facilities at a basic level of profitability without significant managerial or operational infrastructure. Our facilities compete with nearby self-storage facilities owned by other operators, who use marketing channels, including Internet advertising, signage, and banners, and offer services similar to ours. As a result, competition is significant and affects the occupancy levels, rental rates, rental income, and operating expenses of our facilities. However, we believe that the economies of scale inherent in this business allow us to operate self-storage facilities at a materially higher level of cash flow per square foot than other operators without our scale.
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
Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities (such as climate-control), and pricing through the following marketing channels:
•Our Website: The online marketing channel is a key source of customers. Approximately 83% of our move-ins in 2024 were sourced through our website, and we believe that many of our other customers who reserved directly through our customer care center or arrived at a facility and moved in without a reservation reviewed our pricing and availability online through our website. We seek to update the structure, layout, and content of our website regularly to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns, and to maximize users’ likelihood of reserving space on our website.
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
eRental® move-in process: To further enhance the move-in experience, we offer our eRental® process whereby prospective tenants (including those who initially reserved a space) can execute their rental agreement from their smartphone or computer and then go directly to their space on the move-in date. Approximately 70% of customers utilized our eRental® and Rent by Phone process during 2024.

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
Growth and Investment Strategies
Our ongoing growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring and developing facilities, and (iii) growing ancillary business activities including tenant reinsurance, third-party management services and a bridge lending program. While our long-term strategy includes each of these elements, in the short term the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.
Improve the operating performance of existing facilities: We regularly update and enhance our strategies to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We maximize revenues through striking the appropriate balance between occupancy and rates for new and existing tenants by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing customers, and (iii) our marketing spending and intensity. We adjust these pricing and marketing decisions by observing their impact on web and customer care center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, and the development and documentation of standardized operating procedures.
Acquire existing properties: We seek to capitalize on the fragmentation of the self-storage industry through acquiring attractively priced, well-located existing self-storage facilities. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhance our ability to identify attractive acquisition opportunities. Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities. Our aggressiveness in bidding for marketed facilities depends upon many factors including the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, and our return on capital expectations.
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
In 2024 we implemented a bridge lending program, under which we provide financing to third-party self-storage owners for operating properties that we manage. This program not only enables us to earn interest and other fee income but also increases our business in tenant reinsurance and third-party self-storage management and creates opportunities for potential future acquisitions.

Compliance with Government Regulations
We are subject to various laws, ordinances, and regulations, including various federal, state, and local regulations that apply generally to the ownership of real property and the operation of self-storage facilities. These include various laws and regulations concerning environmental matters, labor matters, and employee safety and health matters. Further, our insurance activities are subject to state insurance laws and regulations as determined by the insurance commission for each state in accordance with certain federal regulations.
We are committed to a long-term environmental stewardship program that reduces emissions of hazardous materials into the environment and the remediation of identified existing environmental concerns, including environmentally friendly capital initiatives and building and operating properties with high structural resilience and low obsolescence. We accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities that individually or in the aggregate would be material to our overall business, financial condition, or results of operations.
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
Human Capital Resources
Our employees are the cornerstone of our business and fundamental to our ability to execute our corporate strategies and create long-term value for our stakeholders. Our human capital management strategy focuses on attracting, developing, and retaining the highest quality talent. We achieve these objectives by committing to our employees to provide a diverse and welcoming working environment, regular and transparent communication, competitive compensation, comprehensive benefits, and opportunities for career growth and development. We believe that this approach, together with the core principles of our corporate culture, doing the right thing and upholding integrity in all that we do, promotes employee engagement and a commitment to Public Storage.
We have approximately 5,900 employees, including 5,120 customer facing roles (such as property level and customer care center personnel), 340 field management employees, and 440 employees in our corporate operations.
The following is an overview of our key programs and initiatives focused on attracting, developing, and retaining the highest quality talent. For detailed information regarding such programs and initiatives, including our sustainability efforts, strategies, commitments, and progress, please refer to our 2024 Sustainability Report, which is available on our website at publicstorage.com. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Inclusive Culture
We are committed to creating a workplace that values people with a wide range of backgrounds, where every employee feels valued and able to be their authentic self as part of our best-in-class team. Public Storage hires based on skills, personality, and experience, without regard to age, gender, race, ethnicity, religion, sexual orientation, or other protected characteristic. We maintain policies regarding equal opportunity, pay-for-performance, discrimination, harassment, and labor (including opposition to child and compulsory labor).
Our commitments to excellence and hiring “the best” have fostered an inclusive team that reflects the diversity of the customers we serve. We publicly disclose our annual Consolidated EEO-1 report, which reflects the race, ethnicity, and gender composition of our workforce, on the Investor Relations section of our website.

Communication and Engagement
Given the geographically dispersed nature of our business, maintaining regular and clear communication is essential to ensuring that our employees feel informed, included, valued, and engaged. We use various communication channels, including emails, newsletters, videos, virtual and in-person meetings, and town halls, to provide updates on company strategy, performance, employee recognition, and other information. We also provide opportunities for employees to ask questions of our leadership.
To gauge the effectiveness of our engagement strategies, we conduct various surveys to assess employee commitment, motivation, and engagement, and to gather feedback. We use this feedback to refine and enhance our policies and programs for our employees. This includes the creation of additional career advancement opportunities and development programs.
We believe that the success of our engagement strategies can also be seen through third party surveys and recognition. Among other recognitions, we are proud again to be named a Great Place to Work® in 2024. We have also been recognized by Comparably, Inc. as a “Choice Employer” with an “A+” Culture Score based on employee responses across 18 culture metrics, among other recognitions.
Compensation, Health, Wellness, and Safety
Public Storage maintains compensation and benefits programs designed to incentivize, reward, and support our employees. We believe that employee compensation should align with our short- and long-term performance goals and provide competitive compensation and incentives needed to attract, motivate, and retain employees who are crucial to our success. We tailor our compensation programs to each employee group to ensure market competitiveness and enhance overall employee engagement.
We offer affordable health plans and programs to virtually all our employees. Our full-time employees are eligible to participate in our comprehensive range of benefits, which include medical, dental, vision, flexible and health savings accounts, discount programs, income protection plans, and our 401(k) plan. Additionally, we maintain various employee support programs, including access to counseling, life planning tools, and discount programs for fitness, legal services, and home, auto, and pet insurance. Finally, we offer educational resources and tools, including a dedicated health and wellness website, to encourage employees to maintain a healthy and balanced lifestyle. We periodically consider employee feedback received through our engagement processes in the composition and design of our compensation and benefits programs.
We are committed to providing safe self-storage facilities for our customers and employees. We conduct monthly safety training at all our properties and an annual safety training at our headquarters. We publicly disclose our employee health and safety data in our annual Sustainability Report.
Training and Development
At Public Storage, we offer comprehensive training and development programs at every level of the organization. These programs are intended to provide our employees with the skills, tools, and knowledge they need to be successful in their roles and to contribute to the organization’s success. They are also intended to foster individual growth and strong employee engagement.
Most of our new hires join Public Storage as property managers without prior experience in the self-storage industry. We provide a hands-on new employee training program that includes coaching and development. For those new hires in leadership roles, we provide property-level training that exposes them to daily property operations and is intended to help them understand the fundamentals of our business and operations. We also offer numerous career development opportunities for existing employees, including management training programs. This includes a path for our property level employees to move into management and leadership roles and advance their careers within the Company. Many of our training and career development programs use our online learning platform of training courses and reference materials. In addition to formal training programs, we also offer one-on-one coaching, job shadowing, and mentoring opportunities.

Performance Management and Succession Planning
Our performance management processes are designed to encourage collaboration between employees and their managers. Together, employees and managers work to plan, monitor, and review the employee’s objectives and career aspirations, establishing and holding employees accountable to both short- and long-term goals that align with the Company’s strategy. This is a continuous process intended to provide regular opportunities for employees and their managers to share and receive feedback.
Succession planning is a priority for management and our Board and is viewed as critical to ensuring business continuity and supporting the Company’s long-term growth and success. Periodically throughout each year, the executive team meets to review and assess the Company’s succession bench strength, evaluate talent, and make recommendations for developing and preparing future leaders within the organization. This collaborative approach to talent management works to ensure that employees are given opportunities to grow beyond their current roles and responsibilities.
Climate Change and Environmental Stewardship
We are committed to managing climate-related risks and opportunities. Our goal is to operate in a responsible and sustainable manner that aligns with our long-term corporate strategy and promotes our best interests along with those of our stakeholders, including our customers, investors, employees, and the communities in which we do business.
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
Regarding climate, we assess risks and opportunities in conjunction with ongoing operating and risk management processes across the company. We give primary consideration to physical, regulatory, legal, market, and reputational risks. Examples of these risks include heat/water stress, natural disasters, pandemics, temperature change, and regulatory compliance. We are addressing potential heat stress risks (e.g., higher energy costs, more frequent power outages, and impacts on our customers and workforce) through initiatives such as converting to LED lighting, efficient HVAC, and solar power generation installation. We are addressing potential water stress risks (e.g., increased costs and decreased availability) through initiatives such as efficient plumbing systems, low-water use irrigation systems, drought tolerant and native landscaping, water run-off controls, and storm water retention. We address the remaining risks primarily through natural disaster resilient development, redevelopment, and capital expenditures.
We have established a combined scope 1 and 2 greenhouse gas reduction goal. Our target is to achieve a 45% reduction in utility-based emissions, calculated on an intensity basis, no later than 2032, based on a 2022 baseline.
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

ITEM 1A.    Risk Factors
In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in “Item 1. Business.”
Risks Related to Our Properties and Our Business
Natural disasters, terrorist attacks, civil unrest, or other events that could damage or otherwise disrupt our ability to operate our facilities could adversely impact our business and financial results.
Natural disasters, such as earthquakes, fires, hurricanes, and floods, terrorist attacks, civil unrest, and other events that damage our facilities or our customers’ property, or that make our facilities temporarily unavailable, have in the past and may in the future adversely impact our business and financial results. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 14 to our December 31, 2024 consolidated financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. Our exposure to these types of events is increased by potential tenant claims associated with our tenant reinsurance business. In addition, customer perceptions about the risk of property loss from these events could negatively impact self-storage demand.
We are subject to risks from the consequences of climate change, including severe weather events and the adverse impact of other steps that may be taken to prevent or mitigate climate change.
Our self-storage facilities are located in areas that may be subject to the direct impacts of climate change, such as increased destructive weather events like floods, fires, drought, and prolonged periods of extreme temperature or other extreme weather, which could result in significant damage to our facilities, increased capital expenditures, increased expenses, reduced revenues, or reduced demand for our facilities. Indirect impacts of climate change could also adversely impact our business, including through increased costs, such as insurance costs or regulatory compliance costs. In addition, government and private efforts to transition to a low-carbon economy present certain risks for us and our customers, including increased energy costs and macroeconomic risks related to high energy costs and energy shortages, among other things. Governmental, political, and societal pressures, including expectations of institutional and activist investors and other interest groups, could require us to implement or accelerate emissions initiatives and, with it, the costs of their implementation. These same potential governmental, political, and social pressures could in the future result in, among other things, (i) costly changes to newly developed facilities or retrofits of our existing facilities to reduce carbon emissions through multiple avenues, including changes to insulation, space configuration, lighting, heating, and air conditioning and (ii) increased energy costs as a result of transitioning to less carbon-intensive, but more expensive, sources of energy to operate our facilities. For example, beginning in 2026, we expect to be required to disclose our Scope 1, 2, and 3 emissions data and certain climate-related risk matters under California SB 253 and SB 261, which we expect to result in increased compliance costs. In addition, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Operating costs, including property taxes, could increase.
We could be subject to increases in property or other taxes, repair and maintenance costs, payroll, utility costs, insurance premiums, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, supply chain disruptions, and changes to governmental safety and real estate use limitations and other governmental actions. Our property tax expense, which totaled approximately $452.0 million during the year ended December 31, 2024, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies and, accordingly, could be subject to substantial increases if such agencies change their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.

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
At December 31, 2024, we had a pipeline of development projects totaling $741.6 million (subject to contingencies), and we expect to continue to seek additional development projects. There are significant risks involved in developing self-storage facilities, such as delays, cost increases, or inability to complete development projects due to changes in or failure to meet government or regulatory requirements, failure of revenue to meet our underwriting estimates, delays caused by weather issues, unforeseen site conditions, or personnel problems. Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.
There is significant competition among self-storage operators and from other storage alternatives.
Our self-storage facilities generate most of our revenue and earnings. Significant competition from self-storage operators, property developers, and other storage alternatives may adversely impact our ability to attract and retain customers and may negatively impact our ability to generate revenue. Competition in the local market areas in which many of our properties are located is significant and affects our occupancy levels, rental rates, and operating expenses, particularly advertising costs. There is also an increasing influx of capital from outside financing sources driving more money, development, and supply into the industry. Development of self-storage facilities may increase, which may intensify competition as newly developed facilities are opened. Development of self-storage facilities by other operators could increase, due to increases in availability of funds for investment or other reasons, and further intensify competition.
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
Elevated interest rate levels could adversely impact us and our tenants.
Interest rates remain elevated compared to recent years and may increase. As a result, if we issued new debt or preferred shares or refinanced our indebtedness, our debt service costs or preferred share dividend yields would likely be, based on current interest rates, significantly higher than current financing costs. Elevated interest rates also adversely impact the relative attractiveness of the dividend yield on our common shares. Increases in our cost of capital impact our assessment of the yields we consider appropriate to support pursuing property acquisition and development opportunities and thus can impact our external growth prospects. The degree and pace of these changes have had and may continue to have adverse macroeconomic effects that have and may continue to have adverse impacts on our tenants, including as a result of economic recession, increased unemployment, and increased financing costs. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
Economic conditions can adversely affect our business, financial condition, and growth.
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
We own approximately 35% of the common shares of Shurgard, and this investment has a $382.5 million book value and a $1.3 billion market value (based upon the closing trading price of Shurgard’s common stock) at December 31, 2024. We recognized $19.8 million in equity in earnings and received $22.8 million in dividends in 2024 with respect to Shurgard.
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
In response to significant events, local, state, and federal governments have and may in the future adopt regulations that could impact our operations. For example, in response to wildfires in 2018, 2019, and early 2025 and floods in 2023, the State of California and some localities in California adopted temporary regulations that imposed certain limits on the rents we could charge at certain of our facilities and the extent to which we could increase rents to existing tenants. Similarly, in response to the COVID-19 pandemic, certain localities adopted restrictions on the use of certain of our facilities, limited our ability to increase rents, limited our ability to collect rent or evict delinquent tenants, and limited our ability to complete development and redevelopment projects. Similar restrictions could be imposed in the future in response to significant events and these restrictions could adversely impact our operations.
Our marketing and pricing strategies may fail to be effective or may be constrained by factors outside of our control.
Marketing initiatives, including our increasing dependence on Google to source customers, may fail to be effective and could negatively impact financial performance. Approximately 67% of our new storage customers in 2024 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.
In addition, the inability to utilize our pricing methodology due to regulatory or market constraints could also significantly impact our financial results.
We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We have approximately 5,900 employees and 2.0 million customers, and we conduct business at facilities in 40 states. As a result, we are subject to the risk of legal claims and proceedings (including class actions) and regulatory enforcement actions across many jurisdictions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees from these actions. Resolution of these claims and actions may divert time and attention of our management and could involve payment of damages or expenses by us, all of which may be significant, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee that losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or any available insurance coverage. Any such legal claims, proceedings, and regulatory enforcement actions could negatively impact our operating results, cash flow available for distribution or reinvestment, and/or the price of our common shares.
In addition, through exercising their authority to regulate our activities, governmental agencies can otherwise negatively impact our business by increasing costs or decreasing revenues, including through restrictions on rent increases or fees.

Our use of or failure to adopt advancements in information technology may hinder or prevent us from achieving strategic objectives or otherwise harm our business.
Our use of or inability to adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate, achieve efficiencies, or improve the customer experience; or adversely impact our business, reputation, results of operations, and financial condition. Legislative activity in the privacy area may also result in new laws that are applicable to us and that may hinder our business, including by restricting our use of customer data or otherwise regulating the use of algorithms and automated processing in ways that could materially affect our business or lead to significant increases in the cost of compliance. In addition, the use of emerging technologies, including artificial intelligence, entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative consumer perceptions as to automation and artificial intelligence; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.
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
In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we and our third-party service providers have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Further, new technologies such as artificial intelligence may be more capable at evading these safeguard measures. Despite our security measures, we face cybersecurity threats, including system, network, or Internet failures; cyberattacks, ransomware, and other malware; social engineering; and phishing schemes. In these cases, our information technology and infrastructure could be vulnerable and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Any such cybersecurity incident, including those impacting personal information, could result in serious and harmful consequences for us or our customers. A cybersecurity incident could also interfere with our ability to comply with financial reporting requirements. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and threats, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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
We have identified and expect to continue to identify cyberattacks and cybersecurity incidents on our systems and those of third parties we rely upon, but none of the cyberattacks and incidents we have identified to date has had a material impact on our business or operations. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
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
We may be subject to labor disruptions related to unionization efforts.
Our employees have been and may in the future be subject to unionization efforts. These activities could lead to labor disruptions which could adversely impact our ability to operate our business and could negatively impact our reputation. In addition, these activities could result in collective bargaining agreements, which could result in increased operating and legal costs.
Our use of artificial intelligence could expose us to various risks.
We have begun to utilize artificial intelligence technologies in various aspects of our business. Artificial intelligence technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increasing regulations related to our use of these technologies, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks.

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
We have exposure to increased property tax in California.
Approximately $830.4 million of our 2024 net operating income is from our properties in California, and we incurred approximately $47.8 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current estimated market values. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, most recently in the November 2020 ballot. While this ballot initiative failed, there can be no assurance that future initiatives or other legislative actions will not eliminate or reduce the benefit of Proposition 13 with respect to our properties. If the beneficial effect of Proposition 13 were ended for our properties, our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

We are subject to extensive laws and regulations and to frequent changes in such laws and regulations.
We are subject to extensive laws and regulations, and to frequent changes in such laws and regulations, at the city, county, state, and federal level. These laws and regulations include (i) laws and regulations related to access to our self-storage facilities, including the Americans with Disabilities Act of 1990, (ii) laws and regulations related to taxes, including property taxes, income taxes, and REIT status compliance, (iii) labor and employment laws and regulations, (iv) consumer protection laws and regulations, including those related to lien sales, (v) state and local business licensing laws and regulations, (vi) zoning laws and regulations, (vii) privacy laws and regulations, including the California Privacy Rights Act and the California Consumer Privacy Act, and (viii) securities laws. Compliance with these laws and regulations, including changes thereto, have imposed significant costs and could in the future impose greater costs or require adverse changes to our business and operations. Failure to comply with applicable laws and regulations may subject us to increased litigation and regulatory actions and negatively affect our business and operations or reputation.
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
In the event that we recognize a significant gain from cash settlement of a forward sale agreement, the U.S. federal income tax treatment of the cash that we receive in such instance is unclear and could impact our ability to meet the REIT qualification requirements.
We may enter into forward sale agreements from time to time and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Securities Exchange Act of 1934, as amended. Although we believe that any amount received by us in exchange for our common shares would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.
International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our development and redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us or delay delivery of key inventories and supplies. Tariffs and trade restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. If we are not able to navigate these changes, it could have a material adverse effect on our business.
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
A dedicated team of technology professionals monitors and manages cybersecurity risks. They are led by our Chief Technology Officer (CTO), who has significant experience in senior leadership positions with responsibility for cybersecurity and IT risk management, and our Chief Information Security Officer (CISO), who is a Certified Information Systems Security Professional (CISSP). Their teams are responsible for leading enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. Our CTO and CISO regularly engage with our Chief Administrative Officer. They also report monthly on cybersecurity matters to our entire executive management team.
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
Our Board considers cybersecurity risk one of the most significant risks to our business. The Board has delegated to the Audit Committee oversight of cybersecurity, data privacy, and other information technology risks affecting the Company. Our CTO and CISO typically provide quarterly reports to the Audit Committee, which also provides quarterly reports on its activities to the Board. Annually, the Board receives a comprehensive update regarding the Company’s cybersecurity efforts, which may include a cybersecurity tabletop exercise, presentation by third party cybersecurity experts, or similar events. Several members of our Board and Audit Committee have cybersecurity, data privacy, or related experience from their principal occupation or other professional experience.
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

We assess our cybersecurity program against various frameworks. Our information security program is certified for compliance with the Payment Card Industry Data Security Standard for the safe handling and protection of credit card data. Annually, we are assessed, either internally or by an independent third party, against the National Institute of Standards and Technology (NIST) 800-53 Moderate Baseline. We also utilize reports prepared by our external partners to assess our cyber proficiency on a standalone basis and comparatively against peers and other companies, and we regularly engage external resources regarding emerging threats. We have policies and procedures to oversee and identify the cybersecurity risks associated with our use of third-party service providers, including contractual mechanisms, as well as the regular review of SOC reports, relevant cyber attestations, and other independent cyber ratings.
We employ an information security and training program for our employees, including annual mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program. As part of this commitment, we require our employees to complete a Cybersecurity Awareness eCourse and acknowledge our Information Security policy each year. In addition, we have an established schedule and process for regular phishing awareness campaigns that are designed to imitate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
As discussed above, we maintain an IRP that guides our response to a cybersecurity incident. Annually, we test the IRP’s response procedures, including thorough disaster response and business continuity plan exercises. These exercises are intended to challenge and validate our information security response and resources through simulated cybersecurity incidents, including engagement of outside cybersecurity legal counsel, other third-party partners, key internal personnel, executive management, and our Board.
Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications, employee notifications, notification from external parties (e.g., our third-party information technology provider), and proactive threat hunting in conjunction with our external partners. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response team designated pursuant to the IRP follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event.
Containment, Eradication, Recovery, and Reporting
Our IRP sets forth the procedures we follow in responding to a cybersecurity incidents. Once a cybersecurity incident is contained, our focus shifts to remediation and recovery. These activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions and validation of files or data that may have been affected. We also maintain cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.
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
Cybersecurity Risks
As of December 31, 2024, we have not had any known instances of material cybersecurity incidents, including known third-party provider incidents. However, there can be no assurance that our security efforts and measures, and those of our third-party providers, will be effective or that attempted security incidents or disruptions would not be successful or damaging. See “Item 1A–Risk Factors–If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.”

ITEM 2.    Properties
At December 31, 2024, we had controlling ownership interests in 3,073 self-storage facilities located in 40 states within the U.S.:

	At December 31, 2024
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)

Texas	464	39,412
California	446	32,025
Florida	365	25,475
Illinois	137	8,930
Georgia	128	8,621
North Carolina	111	8,195
Maryland	106	7,990
Virginia	121	7,969
Washington	107	7,629
Colorado	88	6,518
Minnesota	68	5,425
New York	73	5,232
South Carolina	83	5,176
New Jersey	67	4,651
Ohio	66	4,511
Michigan	61	4,387
Arizona	60	4,383
Indiana	54	3,585
Oklahoma	48	3,499
Tennessee	55	3,443
Missouri	44	2,919
Pennsylvania	37	2,685
Oregon	45	2,618
Nevada	34	2,419
Massachusetts	29	2,052
Kansas	24	1,538
Other states (14 states)	152	9,993
Total (a)	3,073	221,280
(a)See Schedule III: Real Estate and Accumulated Depreciation in our consolidated financial statements included in this Annual Report on Form 10-K, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.
At December 31, 2024, two of our facilities with a net book value of $11.2 million were encumbered by an aggregate of $1.7 million in mortgage notes payable.

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares of beneficial interest (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 18, 2025, there were approximately 9,093 holders of record of our common shares.
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. Our common share repurchase program does not have an expiration date and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of December 31, 2024. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended December 31, 2024, we did not repurchase any of our common shares. From the inception of the repurchase program through February 24, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. The timing, manner, price and amount of any future common share repurchases will be dependent upon a number of factors, including our available capital, investment alternatives, economic conditions, applicable legal requirements, and the trading price of our common shares.
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

Allocating Purchase Price for Acquired Real Estate Facilities: We estimate the fair values of the assets and liabilities of acquired real estate facilities, which consist principally of land, buildings and acquired customers in place, for purposes of allocating the aggregate purchase price of acquired real estate facilities. We estimate the fair value of land based upon price per square foot derived from observable transactions involving comparable land in similar locations as adjusted for location quality, parcel size, and date of sale associated with the acquired facilities. The fair value estimate of land is sensitive to the adjustments made to the land market transactions used in the estimate, particularly when there is a lack of recent comparable land market data. We estimate the fair value of buildings primarily using the income approach by estimating the fair value of hypothetical vacant acquired facilities and adjusting for the estimated fair value of land. The fair value estimate of buildings is sensitive to assumptions, such as lease-up period, future stabilized operating cash flows, capitalization rate and discount rate. We estimate the fair value of acquired customers in place using the income approach by estimating the foregone rent over the presumed period of time to absorb the occupied spaces as if they were vacant at the time of acquisition. The fair value estimate of the acquired customers in place is sensitive to the assumptions used in the income approach, such as market rent, lease-up period and discount rate. Others could come to materially different conclusions as to the estimated fair values of land, buildings and acquired customers in place, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the level of land and buildings on our consolidated balance sheet.
Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below).
During 2024, revenues generated by our Same Store Facilities decreased by 0.7% ($26.7 million), as compared to 2023, while Same Store cost of operations increased by 2.4% ($20.6 million). Softness in demand for our storage space has led to lower move-in rental rates for new tenants and lower average occupancy in 2024 as compared to 2023.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2022, we acquired a total of 260 facilities with 18.5 million net rentable square feet for $3.7 billion. Additionally, within our non-same store portfolio, our Newly Developed and Expanded Facilities (as defined below) include a total of 132 self-storage facilities with 15.8 million net rentable square feet. For development and expansions completed by December 31, 2024, we incurred a total cost of $1.6 billion. During 2024, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 48.1% ($101.0 million), as compared to 2023.
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
In order to enhance the competitive position of certain of our facilities relative to local competitors (including newly developed facilities), we embarked on our multi-year Property of Tomorrow program to (i) rebrand our properties with more pronounced, attractive, and clearly identifiable color schemes and signage and (ii) upgrade the configuration and layout of the offices and other customer zones to improve the customer experience. We completed the program in 2024. We spent approximately $127 million on the program in 2024. We have also embarked on a solar program under which we plan to install solar panels on over 1,400 of our self-storage facilities. We have completed the installations on 772 facilities through December 31, 2024. We spent approximately $54 million on the program in 2024 and expect to spend approximately $50 million in 2025 on this effort.
During 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of unsecured senior notes in various tranches and maturities and issued €150 million of senior notes to institutional investors. PSOC also repaid at maturity $700 million aggregate principal amount of floating rate senior notes and €100 million aggregate principal amount of senior notes.

During 2024, we repurchased 726,865 of our common shares under our previously announced share repurchase program on the open market for a total cost of $200.0 million, driven by our expected improvement in operating fundamentals and growth.
During 2024, we sold 184,390 of our common shares on the open market through our “at the market” offering program for aggregate net proceeds of approximately $60.3 million in cash.
In early 2025, multiple wildfires erupted in southern California and caused significant destruction of business and residential structures. We did not incur any direct property damage in the affected areas. In response to the devastation, a “State of Emergency” has been declared for Los Angeles County and Ventura County, under which a temporary governmental pricing limitation is in place for our self-storage facilities located in these counties. These self-storage facilities generated approximately 10% of revenues earned by our Same Store Facilities in 2024. We anticipate a potentially significant negative impact on the revenue growth from these self-storage facilities, the extent of which depends largely on the duration of the State of Emergency order and other future actions by government authorities, among other factors.

Results of Operations
Operating Results for 2024 and 2023
In 2024, net income allocable to our common shareholders was $1.873 billion or $10.64 per diluted common share, compared to $1.949 billion or $11.06 per diluted common share in 2023, representing a decrease of $76.1 million or $0.42 per diluted common share. The decrease is due primarily to (i) a $159.7 million increase in depreciation and amortization expense, (ii) an $86.3 million increase in interest expense, (iii) a $26.0 million increase in general and administrative expense, (iv) an $18.4 million decrease in interest and other income, partially offset by (v) a $153.4 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable and (vi) a $61.6 million increase in self-storage net operating income.
The $61.6 million increase in self-storage net operating income in 2024 as compared to 2023 is a result of a $108.9 million increase attributable to our Non-Same Store Facilities (as defined below), partially offset by a $47.3 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased 0.7% or $26.7 million in 2024 as compared to 2023, due primarily to a decline in occupancy and lower realized annual rent per occupied square foot. Cost of operations for the Same Store Facilities increased by 2.4% or $20.6 million in 2024 as compared to 2023, due primarily to increased property tax expense, marketing expense, and repairs and maintenance expense, partially offset by decreased centralized management costs and on-site property manager payroll expense. The increase in net operating income of $108.9 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2023.
Operating Results for 2023 and 2022
In 2023, net income allocable to our common shareholders was $1.949 billion or $11.06 per diluted common share, compared to $4.142 billion or $23.50 per diluted common share in 2022, representing a decrease of $2.2 billion or $12.44 per diluted common share. The decrease is due primarily to (i) a $2.1 billion gain on sale of our equity investment in PS Business Parks, Inc. (“PSB”) in July 2022, (ii) a $149.5 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable, (iii) a $79.1 million decrease in equity in earnings of unconsolidated real estate entities due to our sale of PSB in July 2022, and (iv) a $64.8 million increase in interest expense, partially offset by (v) a $231.8 million increase in self-storage net operating income and (vi) a $45.0 million increase in interest and other income.
The $231.8 million increase in self-storage net operating income in 2023 as compared to 2022 is a result of a $131.8 million increase in our Same Store Facilities and a $100.0 million increase in our Non-Same Store Facilities. Revenues for the Same Store Facilities increased 4.8% or $170.2 million in 2023 as compared to 2022, due primarily to higher realized annual rent per available square foot, partially offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 4.6% or $38.4 million in 2023 as compared to 2022, due primarily to increased property tax expense, marketing expense and other direct property costs. The increase in net operating income of $100.0 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2022 and 2023.
Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per diluted common share (“FFO per share”) are non-GAAP measures defined by Nareit. We believe that FFO and FFO per share are useful to REIT investors and analysts in measuring our performance because Nareit’s definition of FFO excludes items included in net income that do not relate to or are not indicative of our operating and financial performance. FFO represents net income before real estate-related depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.
For the year ended December 31, 2024, FFO was $17.19 per diluted common share as compared to $16.60 and $16.46 per diluted common share for the years ended December 31, 2023 and 2022, respectively, representing an increase in 2024 of 3.6%, or $0.59 per diluted common share, as compared to 2023.

We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of loss contingencies and resolutions, casualties, due diligence costs incurred in pursuit of strategic transactions, unrealized gain on private equity investments, reorganization costs, acquisition integration costs, amortization of acquired non real estate-related intangibles, a cash and stock hiring bonus for a new senior executive, and our equity share of tax effect of a change in tax status, unrealized gain on derivatives, merger transaction costs and senior executive severance from our equity investees. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Percentage Change	2023	2022	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$1,872,685	$1,948,741	(3.9)%	$1,948,741	$4,142,288	(53.0)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	1,117,752	962,703		962,703	881,569
Real estate-related depreciation from unconsolidated real estate investment	44,181	36,769		36,769	54,822
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(7,167)	(6,635)		(6,635)	(6,622)
Gains on sale of real estate investments, including our equity share from investment	(1,537)	(17,290)		(17,290)	(54,403)
Gain on sale of equity investment in PS Business Parks, Inc.	—	—		—	(2,116,839)
FFO allocable to common shares	$3,025,914	$2,924,288	3.5%	$2,924,288	$2,900,815	0.8%
Eliminate the impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange (gain) loss	(102,244)	51,197		51,197	(98,314)
Unrealized gain on private equity investments	(4,355)	(2,817)		(2,817)	(4,685)
Hiring bonus for a new senior executive	3,507	—		—	—
Other items	12,246	3,264		3,264	9,164
Core FFO allocable to common shares	$2,935,068	$2,975,932	(1.4)%	$2,975,932	$2,806,980	6.0%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$10.64	$11.06	(3.8)%	$11.06	$23.50	(52.9)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	6.56	5.64		5.64	5.27
Gains on sale of real estate investments, including our equity share from investment	(0.01)	(0.10)		(0.10)	(0.31)
Gain on sale of equity investment in PS Business Parks, Inc.	—	—		—	(12.00)
FFO per share	$17.19	$16.60	3.6%	$16.60	$16.46	0.9%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange (gain) loss	(0.58)	0.29		0.29	(0.57)
Unrealized gain on private equity investments	(0.02)	(0.02)		(0.02)	(0.03)
Hiring bonus for a new senior executive	0.02	—		—	—
Other items	0.06	0.02		0.02	0.06
Core FFO per share	$16.67	$16.89	(1.3)%	$16.89	$15.92	6.1%

Diluted weighted average common shares	176,038	176,143		176,143	176,280

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) the 2,507 facilities that we have owned and operated on a stabilized basis since January 1, 2022 (the “Same Store Facilities”), (ii) 260 facilities we acquired since January 1, 2022 (the “Acquired Facilities”), (iii) 132 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2024 (the “Newly Developed and Expanded Facilities”), and (iv) 174 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2022 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Newly Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the Non-Same Store Facilities. See Note 13 to our December 31, 2024 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
	2024	2023	Percentage Change	2023	2022	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$3,676,632	$3,703,331	(0.7)%	$3,703,331	$3,533,149	4.8%
Acquired Facilities	241,314	105,592	128.5%	105,592	14,945	606.5%
Newly Developed and Expanded Facilities	225,845	208,235	8.5%	208,235	182,686	14.0%
Other Non-Same Store Facilities	252,202	242,455	4.0%	242,455	215,248	12.6%
	4,395,993	4,259,613	3.2%	4,259,613	3,946,028	7.9%
Cost of operations:
Same Store Facilities	895,283	874,715	2.4%	874,715	836,297	4.6%
Acquired Facilities	81,583	39,833	104.8%	39,833	7,885	405.2%
Newly Developed and Expanded Facilities	74,414	63,823	16.6%	63,823	54,411	17.3%
Other Non-Same Store Facilities	85,440	83,579	2.2%	83,579	81,616	2.4%
	1,136,720	1,061,950	7.0%	1,061,950	980,209	8.3%
Net operating income (a):
Same Store Facilities	2,781,349	2,828,616	(1.7)%	2,828,616	2,696,852	4.9%
Acquired Facilities	159,731	65,759	142.9%	65,759	7,060	831.4%
Newly Developed and Expanded Facilities	151,431	144,412	4.9%	144,412	128,275	12.6%
Other Non-Same Store Facilities	166,762	158,876	5.0%	158,876	133,632	18.9%
Total net operating income	3,259,273	3,197,663	1.9%	3,197,663	2,965,819	7.8%

Depreciation and amortization expense:
Same Store Facilities	682,783	658,334	3.7%	658,334	654,238	0.6%
Acquired Facilities	237,892	112,247	111.9%	112,247	18,494	506.9%
Newly Developed and Expanded Facilities	69,430	56,163	23.6%	56,163	49,102	14.4%
Other Non-Same Store Facilities	139,661	143,312	(2.5)%	143,312	166,312	(13.8)%
Total depreciation and amortization expense	1,129,766	970,056	16.5%	970,056	888,146	9.2%

Net income (loss):
Same Store Facilities	2,098,566	2,170,282	(3.3)%	2,170,282	2,042,614	6.3%
Acquired Facilities	(78,161)	(46,488)	68.1%	(46,488)	(11,434)	306.6%
Newly Developed and Expanded Facilities	82,001	88,249	(7.1)%	88,249	79,173	11.5%
Other Non-Same Store Facilities	27,101	15,564	74.1%	15,564	(32,680)	(147.6)%
Total net income	$2,129,507	$2,227,607	(4.4)%	$2,227,607	$2,077,673	7.2%

Number of facilities at period end:
Same Store Facilities	2,507	2,507	—%	2,507	2,507	—%
Acquired Facilities	260	238	9.2%	238	74	221.6%
Newly Developed and Expanded Facilities	132	125	5.6%	125	114	9.6%
Other Non-Same Store Facilities	174	174	—%	174	174	—%
	3,073	3,044	1.0%	3,044	2,869	6.1%
Net rentable square footage at period end:
Same Store Facilities	169,959	169,959	—%	169,959	169,959	—%
Acquired Facilities	18,473	16,807	9.9%	16,807	4,726	255.6%
Newly Developed and Expanded Facilities	15,805	14,134	11.8%	14,134	12,398	14.0%
Other Non-Same Store Facilities	17,043	17,171	(0.7)%	17,171	17,134	0.2%
	221,280	218,071	1.5%	218,071	204,217	6.8%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 13 to our December 31, 2024 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

The following table summarizes the historical operating results (for all periods presented) of these 2,507 facilities (170.0 million net rentable square feet) that represent approximately 77% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2024. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,507 facilities)

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change (e)	2023	2022	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$3,550,125	$3,577,609	(0.8)%	$3,577,609	$3,419,212	4.6%
Late charges and administrative fees	126,507	125,722	0.6%	125,722	113,937	10.3%
Total revenues	3,676,632	3,703,331	(0.7)%	3,703,331	3,533,149	4.8%

Direct cost of operations (a):
Property taxes	347,511	331,982	4.7%	331,982	320,795	3.5%
On-site property manager payroll	132,493	137,162	(3.4)%	137,162	133,248	2.9%
Repairs and maintenance	75,354	69,151	9.0%	69,151	65,071	6.3%
Utilities	47,643	49,580	(3.9)%	49,580	50,606	(2.0)%
Marketing	84,936	75,080	13.1%	75,080	52,540	42.9%
Other direct property costs	101,104	98,054	3.1%	98,054	90,081	8.9%
Total direct cost of operations	789,041	761,009	3.7%	761,009	712,341	6.8%
Direct net operating income (b)	2,887,591	2,942,322	(1.9)%	2,942,322	2,820,808	4.3%

Indirect cost of operations (a):
Supervisory payroll	(40,568)	(41,444)	(2.1)%	(41,444)	(44,091)	(6.0)%
Centralized management costs	(55,834)	(60,659)	(8.0)%	(60,659)	(64,046)	(5.3)%
Share-based compensation	(9,840)	(11,603)	(15.2)%	(11,603)	(15,819)	(26.7)%
Net operating income	2,781,349	2,828,616	(1.7)%	2,828,616	2,696,852	4.9%
Depreciation and amortization expense	(682,783)	(658,334)	3.7%	(658,334)	(654,238)	0.6%
Net income	$2,098,566	$2,170,282	(3.3)%	$2,170,282	$2,042,614	6.3%

Gross margin (before indirect costs, depreciation and amortization expense)	78.5%	79.5%	(1.0)%	79.5%	79.8%	(0.3)%

Gross margin (before depreciation and amortization expense)	75.6%	76.4%	(0.8)%	76.4%	76.3%	0.1%

Weighted average for the period:
Square foot occupancy	92.4%	93.0%	(0.6)%	93.0%	94.6%	(1.6)%

Realized annual rental income per (c):
Occupied square foot	$22.61	$22.64	(0.1)%	$22.64	$21.28	6.4%
Available square foot	$20.89	$21.05	(0.8)%	$21.05	$20.12	4.6%

At December 31:
Square foot occupancy	90.5%	91.3%	(0.8)%	91.3%	92.0%	(0.7)%
Annual contract rent per occupied square foot (d)	$22.89	$22.80	0.4%	$22.80	$22.61	0.8%

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
We typically increase rental rates to our long-term tenants (generally, those who have been with us for at least six months) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon evaluating the additional revenue from the increase against the negative impact of incremental move-outs, by considering customers’ in-place rent and prevailing market rents, among other factors.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Revenues generated by our Same Store Facilities decreased 0.7% in 2024 as compared to 2023, due primarily to a 0.6% decrease in average occupancy and a 0.1% decrease in realized annual rent per occupied square foot.
The decrease in realized annual rent per occupied square foot in 2024 as compared to 2023 was due to a 11.6% decrease in average rates per square foot charged to new tenants moving in over the past twelve months, partially offset by cumulative rate increases to existing long-term tenants over the same period. At December 31, 2024, annual contract rent per occupied square foot was 0.4% higher as compared to December 31, 2023.
The weighted average square foot occupancy for our Same Store Facilities was 92.4% for 2024, representing a decrease of 0.6%, as compared to 2023. Occupancy levels have gradually declined since the second half of 2022 as customer demand softened. In response, we lowered move-in rental rates and increased advertising spending to stimulate move-in activity at our facilities in 2024 as compared to 2023.
Move-out activities from our tenants were lower in 2024 as compared to 2023. More than half of our tenants have rented their space for longer than six months at December 31, 2024, which supported our revenue growth from existing long-term tenants.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Revenues generated by our Same Store Facilities increased 4.8% in 2023 as compared to 2022, due primarily to a 6.4% increase in realized annual rent per occupied square foot, partially offset by a 1.6% decrease in average occupancy.

The increase in realized annual rent per occupied square foot in 2023 as compared to 2022 was due to cumulative rate increases to existing long-term tenants over the past twelve months, partially offset by a 13.9% decrease in average rates per square foot charged to new tenants moving in who replaced tenants moving out with higher rental rates. At December 31, 2023, annual contract rent per occupied square foot was 0.8% higher as compared to December 31, 2022.
The weighted average square foot occupancy for our Same Store Facilities was 93.0% for 2023, representing a decrease of 1.6%, as compared to 2022. Occupancy levels have gradually declined since the second half of 2022. In response we lowered move-in rental rates and increased promotional activity and advertising spending to increase move-in activity at our facilities in 2023 as compared to 2022.
Move-out activities from our tenants were higher in 2023 as compared to 2022. Average length of stay of our tenants remained at similar high levels in 2023 as compared to 2022, which supported our revenue growth from existing long-term tenants.
Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the years ended December 31, 2024, 2023, and 2022. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$13.76	$15.57	(11.6)%	$15.57	$18.08	(13.9)%
Square footage	120,176	121,432	(1.0)%	121,432	112,410	8.0%
Contract rents gained from move-ins	$1,653,622	$1,890,696	(12.5)%	$1,890,696	$2,032,373	(7.0)%
Promotional discounts given	$61,736	$66,031	(6.5)%	$66,031	$60,839	8.5%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.70	$21.20	(2.4)%	$21.20	$20.53	3.3%
Square footage	121,425	122,489	(0.9)%	122,489	116,404	5.2%
Contract rents lost from move-outs	$2,513,498	$2,596,767	(3.2)%	$2,596,767	$2,389,774	8.7%
Industry-wide demand was weaker in 2024 compared to 2023 partially due to lower home-moving activities offset by increases in customers who sought storage space for other reasons. Demand fluctuates due to various local and regional factors, including the overall economy, as well as new supply of self-storage space and alternatives to self-storage.
We expect industry-wide demand from new customers in 2025 to be similar to 2024. However, following the recent wildfires in southern California in early 2025, we anticipate a potentially significant negative impact on the revenue growth from the self-storage facilities located in Los Angeles County and Ventura County, where a temporary governmental pricing limitation is in place under the “State of Emergency” declarations. These self-storage facilities generated approximately 10% of revenues earned by our Same Store Facilities in 2024. As a result, we expect Same Store Facilities revenues in 2025 to be similar to those earned in 2024.
Late Charges and Administrative Fees
Late charges and administrative fees increased 0.6% and 10.3% in 2024 and 2023, respectively, in each case as compared to the previous year. The increase in 2024 was due primarily to higher late charges and lien fees collected on delinquent accounts. The increase in 2023 was due to higher late charges collected on delinquent accounts and higher administrative fees resulting from higher move-in volumes. Delinquency rates remained at similar levels for 2024 as compared to 2023.

Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 2.4% and 4.6% in 2024 and 2023, respectively, in each case as compared to the previous year. The increase in 2024 was due primarily to increased property tax expense, marketing expense, and repairs and maintenance expense, partially offset by decreased centralized management costs and on-site property manager payroll expense. The increase in 2023 was due primarily to increased property tax expense, marketing expense, and other direct property costs.
Property tax expense increased 4.7% and 3.5% in 2024 and 2023, respectively, in each case as compared to the previous year, as a result of higher assessed values. We expect property tax expense to grow approximately 5% in 2025 due primarily to higher assessed values.
On-site property manager payroll expense decreased 3.4% in 2024 as compared to 2023 and increased 2.9% in 2023 as compared to 2022. The decrease in 2024 was primarily due to reduction in labor hours driven by the implementation of dynamic staffing models based on customer activity levels. The increase in 2023 was primarily due to increases in wage rates as a result of competitive labor conditions experienced in most geographical markets. We expect on-site property manager payroll expense to decrease moderately in 2025 as compared to 2024 as we continue to enhance operational processes.
Repairs and maintenance expense increased 9.0% and 6.3% in 2024 and 2023, respectively, in each case as compared to the previous year. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Our utility expense consists primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense decreased 3.9% and 2.0% in 2024 and 2023, respectively, in each case as compared to the previous year, due primarily to our investment in energy saving technology such as solar power and LED lights, which generate favorable returns on investment in the form of lower utility usage. We expect a decline in utility expense in 2025 as compared to 2024 as we continue our investment in solar power.
Marketing expense includes Internet advertising we utilize through our online paid search programs, television advertising and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. We increased marketing expense by 13.1% and 42.9% in 2024 and 2023, respectively, in each case as compared to the previous year, primarily by utilizing a higher volume of online paid search programs to attract new tenants. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in 2025.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 3.1% in 2024 as compared to 2023 and 8.9% in 2023 as compared to 2022. The increase in 2024 was primarily due to increased property loss and restoration expenses related to fire and flooding events. The increase in 2023 was due primarily to an increase in credit card fees as a result of year-over-year increases in revenues, combined with a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Centralized management costs represent administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives. Centralized management costs decreased 8.0% in 2024 as compared to 2023 and decreased 5.3% in 2023 as compared to 2022, primarily driven by achievement of economies of scale from recent acquisitions with centralized management costs allocated over a broader number of self-storage facilities including non-same store facilities.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of December 31, 2024		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	218	15.9	$36.09	$35.83	0.7%	94.6%	95.4%	(0.8)%	$34.15	$34.16	—%
San Francisco	130	8.1	32.69	32.22	1.5%	94.3%	94.3%	—%	30.81	30.38	1.4%
New York	91	6.7	32.26	32.07	0.6%	93.6%	93.3%	0.3%	30.19	29.93	0.9%
Washington DC	109	7.3	26.92	26.62	1.1%	92.8%	91.7%	1.1%	24.97	24.40	2.3%
Miami	87	6.3	29.93	30.01	(0.3)%	93.1%	93.6%	(0.5)%	27.88	28.08	(0.7)%
Dallas-Ft. Worth	130	9.7	18.26	18.18	0.4%	89.2%	91.6%	(2.4)%	16.29	16.65	(2.2)%
Seattle-Tacoma	92	6.3	25.61	25.78	(0.7)%	92.9%	92.5%	0.4%	23.78	23.84	(0.3)%
Houston	117	9.2	16.96	16.74	1.3%	91.7%	91.8%	(0.1)%	15.55	15.37	1.2%
Chicago	131	8.3	20.53	20.21	1.6%	92.9%	93.0%	(0.1)%	19.08	18.80	1.5%
Atlanta	107	7.1	17.30	17.93	(3.5)%	88.2%	90.8%	(2.6)%	15.27	16.29	(6.3)%
Orlando-Daytona	69	4.4	18.85	19.65	(4.1)%	91.7%	93.3%	(1.6)%	17.28	18.34	(5.8)%
West Palm Beach	41	3.1	26.11	26.59	(1.8)%	92.3%	93.4%	(1.1)%	24.09	24.84	(3.0)%
Philadelphia	57	3.6	20.95	21.42	(2.2)%	92.9%	92.9%	—%	19.45	19.91	(2.3)%
Baltimore	38	2.8	23.33	23.75	(1.8)%	92.4%	91.1%	1.3%	21.56	21.63	(0.3)%
Charlotte	55	4.2	16.00	16.18	(1.1)%	91.3%	92.9%	(1.6)%	14.60	15.04	(2.9)%
All other markets	1,035	67.0	18.40	18.55	(0.8)%	92.5%	93.0%	(0.5)%	17.01	17.25	(1.4)%
Totals	2,507	170.0	$22.61	$22.64	(0.1)%	92.4%	93.0%	(0.6)%	$20.89	$21.05	(0.8)%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$555,529	$555,989	(0.1)%	$70,934	$73,638	(3.7)%	$10,437	$11,160	(6.5)%	$474,158	$471,191	0.6%
San Francisco	253,191	249,790	1.4%	39,403	38,835	1.5%	5,631	5,958	(5.5)%	208,157	204,997	1.5%
New York	208,182	206,118	1.0%	51,003	49,282	3.5%	4,409	4,711	(6.4)%	152,770	152,125	0.4%
Washington DC	188,317	184,028	2.3%	37,760	37,260	1.3%	5,064	5,065	—%	145,493	141,703	2.7%
Miami	181,575	182,939	(0.7)%	42,621	34,936	22.0%	3,838	4,087	(6.1)%	135,116	143,916	(6.1)%
Dallas-Ft. Worth	165,396	169,311	(2.3)%	40,153	38,154	5.2%	5,001	5,514	(9.3)%	120,242	125,643	(4.3)%
Seattle-Tacoma	154,195	154,556	(0.2)%	30,854	28,193	9.4%	3,974	3,983	(0.2)%	119,367	122,380	(2.5)%
Houston	149,672	148,111	1.1%	39,829	38,830	2.6%	4,778	5,062	(5.6)%	105,065	104,219	0.8%
Chicago	163,809	161,420	1.5%	61,786	61,071	1.2%	5,306	5,558	(4.5)%	96,717	94,791	2.0%
Atlanta	114,192	121,446	(6.0)%	27,458	24,661	11.3%	4,485	4,719	(5.0)%	82,249	92,066	(10.7)%
Orlando-Daytona	79,089	83,774	(5.6)%	16,988	16,429	3.4%	2,945	3,172	(7.2)%	59,156	64,173	(7.8)%
West Palm Beach	76,476	78,831	(3.0)%	16,892	17,020	(0.8)%	1,967	2,121	(7.3)%	57,617	59,690	(3.5)%
Philadelphia	74,063	75,654	(2.1)%	16,587	16,701	(0.7)%	2,391	2,549	(6.2)%	55,085	56,404	(2.3)%
Baltimore	63,971	64,141	(0.3)%	13,010	12,282	5.9%	1,599	1,678	(4.7)%	49,362	50,181	(1.6)%
Charlotte	63,612	65,385	(2.7)%	12,826	12,193	5.2%	2,105	2,198	(4.2)%	48,681	50,994	(4.5)%
All other markets	1,185,363	1,201,838	(1.4)%	270,937	261,524	3.6%	42,312	46,171	(8.4)%	872,114	894,143	(2.5)%
Totals	$3,676,632	$3,703,331	(0.7)%	$789,041	$761,009	3.7%	$106,242	$113,706	(6.6)%	$2,781,349	$2,828,616	(1.7)%

Same Store Facilities Operating Trends by Market (Continued)

	As of December 31, 2024		Year Ended December 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2023	2022	Change (a)	2023	2022	Change (a)	2023	2022	Change (a)
Los Angeles	218	15.9	$35.83	$32.33	10.8%	95.4%	96.8%	(1.4)%	$34.16	$31.28	9.2%
San Francisco	130	8.1	32.22	31.06	3.7%	94.3%	95.2%	(0.9)%	30.38	29.56	2.8%
New York	91	6.7	32.07	30.53	5.0%	93.3%	94.3%	(1.0)%	29.93	28.80	3.9%
Washington DC	109	7.3	26.62	25.55	4.2%	91.7%	92.6%	(0.9)%	24.40	23.66	3.1%
Miami	87	6.3	30.01	28.01	7.1%	93.6%	95.6%	(2.0)%	28.08	26.77	4.9%
Dallas-Ft. Worth	130	9.7	18.18	16.71	8.8%	91.6%	93.9%	(2.3)%	16.65	15.70	6.1%
Seattle-Tacoma	92	6.3	25.78	24.81	3.9%	92.5%	94.0%	(1.5)%	23.84	23.32	2.2%
Houston	117	9.2	16.74	15.43	8.5%	91.8%	93.2%	(1.4)%	15.37	14.38	6.9%
Chicago	131	8.3	20.21	19.22	5.2%	93.0%	93.6%	(0.6)%	18.80	18.00	4.4%
Atlanta	107	7.1	17.93	17.17	4.4%	90.8%	93.7%	(2.9)%	16.29	16.10	1.2%
Orlando-Daytona	69	4.4	19.65	17.96	9.4%	93.3%	95.9%	(2.6)%	18.34	17.22	6.5%
West Palm Beach	41	3.1	26.59	25.11	5.9%	93.4%	95.7%	(2.3)%	24.84	24.03	3.4%
Philadelphia	57	3.6	21.42	20.82	2.9%	92.9%	94.3%	(1.4)%	19.91	19.64	1.4%
Baltimore	38	2.8	23.75	22.84	4.0%	91.1%	92.4%	(1.3)%	21.63	21.10	2.5%
Charlotte	55	4.2	16.18	15.04	7.6%	92.9%	94.9%	(2.0)%	15.04	14.27	5.4%
All other markets	1035	67.0	18.55	17.59	5.5%	93.0%	94.6%	(1.6)%	17.25	16.64	3.7%
Totals	2,507	170.0	$22.64	$21.28	6.4%	93.0%	94.6%	(1.6)%	$21.05	$20.12	4.6%

(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2023	2022	Change	2023	2022	Change	2023	2022	Change	2023	2022	Change
Los Angeles	$555,989	$508,366	9.4%	$73,638	$66,368	11.0%	$11,160	$12,074	(7.6)%	$471,191	$429,924	9.6%
San Francisco	249,790	242,866	2.9%	38,835	35,915	8.1%	5,958	6,696	(11.0)%	204,997	200,255	2.4%
New York	206,118	197,367	4.4%	49,282	46,360	6.3%	4,711	5,483	(14.1)%	152,125	145,524	4.5%
Washington DC	184,028	178,001	3.4%	37,260	35,862	3.9%	5,065	5,208	(2.7)%	141,703	136,931	3.5%
Miami	182,939	173,819	5.2%	34,936	30,999	12.7%	4,087	4,277	(4.4)%	143,916	138,543	3.9%
Dallas-Ft. Worth	169,311	159,238	6.3%	38,154	37,637	1.4%	5,514	5,854	(5.8)%	125,643	115,747	8.5%
Seattle-Tacoma	154,556	151,220	2.2%	28,193	25,664	9.9%	3,983	4,251	(6.3)%	122,380	121,305	0.9%
Houston	148,111	138,342	7.1%	38,830	38,878	(0.1)%	5,062	5,514	(8.2)%	104,219	93,950	10.9%
Chicago	161,420	154,143	4.7%	61,071	57,928	5.4%	5,558	6,007	(7.5)%	94,791	90,208	5.1%
Atlanta	121,446	119,524	1.6%	24,661	23,903	3.2%	4,719	5,071	(6.9)%	92,066	90,550	1.7%
Orlando-Daytona	83,774	78,622	6.6%	16,429	14,884	10.4%	3,172	3,487	(9.0)%	64,173	60,251	6.5%
West Palm Beach	78,831	76,208	3.4%	17,020	15,125	12.5%	2,121	2,163	(1.9)%	59,690	58,920	1.3%
Philadelphia	75,654	74,493	1.6%	16,701	16,355	2.1%	2,549	2,783	(8.4)%	56,404	55,355	1.9%
Baltimore	64,141	62,266	3.0%	12,282	10,523	16.7%	1,678	1,834	(8.5)%	50,181	49,909	0.5%
Charlotte	65,385	61,850	5.7%	12,193	10,595	15.1%	2,198	2,555	(14.0)%	50,994	48,700	4.7%
All other markets	1,201,838	1,156,824	3.9%	261,524	245,345	6.6%	46,171	50,699	(8.9)%	894,143	860,780	3.9%
Totals	$3,703,331	$3,533,149	4.8%	$761,009	$712,341	6.8%	$113,706	$123,956	(8.3)%	$2,828,616	$2,696,852	4.9%

Acquired Facilities
The Acquired Facilities represent 260 facilities that we acquired in 2022, 2023, and 2024. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2022 Acquisitions	$55,390	$50,105	$5,285	$50,105	$14,945	$35,160
2023 Acquisitions	184,097	55,487	128,610	55,487	—	55,487
2024 Acquisitions	1,827	—	1,827	—	—	—
Total revenues	241,314	105,592	135,722	105,592	14,945	90,647

Cost of operations (b):
2022 Acquisitions	20,515	19,911	604	19,911	7,885	12,026
2023 Acquisitions	60,049	19,922	40,127	19,922	—	19,922
2024 Acquisitions	1,019	—	1,019	—	—	—
Total cost of operations	81,583	39,833	41,750	39,833	7,885	31,948

Net operating income:
2022 Acquisitions	34,875	30,194	4,681	30,194	7,060	23,134
2023 Acquisitions	124,048	35,565	88,483	35,565	—	35,565
2024 Acquisitions	808	—	808	—	—	—
Net operating income	159,731	65,759	93,972	65,759	7,060	58,699
Depreciation and amortization expense	(237,892)	(112,247)	(125,645)	(112,247)	(18,494)	(93,753)
Net loss	$(78,161)	$(46,488)	$(31,673)	$(46,488)	$(11,434)	$(35,054)

At December 31:
Square foot occupancy:
2022 Acquisitions	85.7%	82.2%	3.5%	82.2%	79.4%	2.8%
2023 Acquisitions	86.8%	83.1%	3.7%	83.1%	—%	—%
2024 Acquisitions	79.0%	—%	—%	—%	—%	—%
	85.8%	82.9%	2.9%	82.9%	79.4%	3.5%
Annual contract rent per occupied square foot:
2022 Acquisitions	$13.46	$13.06	3.1%	$13.06	$11.48	13.8%
2023 Acquisitions	17.32	16.78	3.2%	16.78	—	—%
2024 Acquisitions	13.69	—	—%	—	—	—%
	$16.02	$15.75	1.7%	$15.75	$11.48	37.2%
Number of facilities:
2022 Acquisitions	74	74	—	74	74	—
2023 Acquisitions	164	164	—	164	—	164
2024 Acquisitions	22	—	22	—	—	—
	260	238	22	238	74	164
Net rentable square feet (in thousands):
2022 Acquisitions	4,740	4,740	—	4,740	4,726	14
2023 Acquisitions	12,067	12,067	—	12,067	—	12,067
2024 Acquisitions	1,666	—	1,666	—	—	—
	18,473	16,807	1,666	16,807	4,726	12,081

ACQUIRED FACILITIES (Continued)

As of December 31, 2024
Costs to acquire (in thousands):
2022 Acquisitions	$730,957
2023 Acquisitions (c)	2,674,840
2024 Acquisitions	267,473
$3,673,270
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)The amount includes the costs allocated to land, buildings and intangible assets associated with the 127 self-storage facilities from the Simply Acquisition.
We have been active in acquiring facilities in recent years. Since the beginning of 2022, we acquired a total of 260 facilities with 18.5 million net rentable square feet for $3.7 billion. During 2024, these facilities contributed net operating income of $159.7 million.
During 2023, we acquired BREIT Simply Storage LLC (“Simply”), a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the acquisition results in the table above are the Simply portfolio self-storage revenues of $151.8 million, NOI of $103.9 million (including Direct NOI of $109.2 million), and average square footage occupancy of 87.7% for 2024.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume is likely to be impacted by cost of capital and overall macro-economic uncertainties. Subsequent to December 31, 2024, we acquired or were under contract to acquire nine self-storage facilities across six states with 0.7 million net rentable square feet for $140.7 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 46 facilities that were developed on new sites since January 1, 2019, and 86 facilities expanded to increase their net rentable square footage. Of these expansions, 64 were completed before 2023, 17 were completed in 2023 or 2024, and five are currently in process at December 31, 2024. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2019	$18,058	$18,081	$(23)	$18,081	$16,444	$1,637
Developed in 2020	7,371	7,621	(250)	7,621	6,838	783
Developed in 2021	11,864	11,134	730	11,134	8,333	2,801
Developed in 2022	10,054	6,893	3,161	6,893	687	6,206
Developed in 2023	6,168	1,032	5,136	1,032	—	1,032
Developed in 2024	874	—	874	—	—	—
Expansions completed before 2023	139,887	135,290	4,597	135,290	119,805	15,485
Expansions completed in 2023 or 2024	22,666	16,824	5,842	16,824	17,427	(603)
Expansions in process	8,903	11,360	(2,457)	11,360	13,152	(1,792)
Total revenues	225,845	208,235	17,610	208,235	182,686	25,549

Cost of operations (b):
Developed in 2019	6,281	5,608	673	5,608	5,622	(14)
Developed in 2020	2,037	1,884	153	1,884	1,702	182
Developed in 2021	3,743	3,849	(106)	3,849	3,539	310
Developed in 2022	4,055	3,563	492	3,563	738	2,825
Developed in 2023	4,976	1,638	3,338	1,638	—	1,638
Developed in 2024	879	—	879	—	—	—
Expansions completed before 2023	41,555	39,905	1,650	39,905	35,571	4,334
Expansions completed in 2023 or 2024	9,252	5,475	3,777	5,475	4,751	724
Expansions in process	1,636	1,901	(265)	1,901	2,488	(587)
Total cost of operations	74,414	63,823	10,591	63,823	54,411	9,412

Net operating income (loss):
Developed in 2019	11,777	12,473	(696)	12,473	10,822	1,651
Developed in 2020	5,334	5,737	(403)	5,737	5,136	601
Developed in 2021	8,121	7,285	836	7,285	4,794	2,491
Developed in 2022	5,999	3,330	2,669	3,330	(51)	3,381
Developed in 2023	1,192	(606)	1,798	(606)	—	(606)
Developed in 2024	(5)	—	(5)	—	—	—
Expansions completed before 2023	98,332	95,385	2,947	95,385	84,234	11,151
Expansions completed in 2023 or 2024	13,414	11,349	2,065	11,349	12,676	(1,327)
Expansions in process	7,267	9,459	(2,192)	9,459	10,664	(1,205)
Net operating income	151,431	144,412	7,019	144,412	128,275	16,137
Depreciation and amortization expense	(69,430)	(56,163)	(13,267)	(56,163)	(49,102)	(7,061)
Net income	$82,001	$88,249	$(6,248)	$88,249	$79,173	$9,076

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of December 31,			As of December 31,
	2024	2023	Change (a)	2023	2022	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2019	86.0%	84.6%	1.4%	84.6%	87.3%	(2.7)%
Developed in 2020	89.3%	89.4%	(0.1)%	89.4%	94.3%	(4.9)%
Developed in 2021	77.7%	81.5%	(3.8)%	81.5%	82.4%	(0.9)%
Developed in 2022	86.3%	77.7%	8.6%	77.7%	43.6%	34.1%
Developed in 2023	75.9%	27.9%	48.0%	27.9%	—%	—%
Developed in 2024	41.0%	—%	—%	—%	—%	—%
Expansions completed before 2023	86.3%	85.2%	1.1%	85.2%	83.7%	1.5%
Expansions completed in 2023 or 2024	59.6%	60.4%	(0.8)%	60.4%	92.0%	(31.6)%
Expansions in process	93.6%	93.4%	0.2%	93.4%	92.9%	0.5%
	79.9%	78.3%	1.6%	78.3%	83.1%	(4.8)%
Annual contract rent per occupied square foot:
Developed in 2019	$18.31	$18.83	(2.8)%	$18.83	$18.19	3.5%
Developed in 2020	21.77	22.73	(4.2)%	22.73	21.75	4.5%
Developed in 2021	19.62	19.78	(0.8)%	19.78	18.04	9.6%
Developed in 2022	17.74	16.20	9.5%	16.20	13.84	17.1%
Developed in 2023	10.34	9.61	7.6%	9.61	—	—%
Developed in 2024	10.17	—	—%	—	—	—%
Expansions completed before 2023	18.41	18.29	0.7%	18.29	17.89	2.2%
Expansions completed in 2023 or 2024	20.11	24.25	(17.1)%	24.25	25.80	(6.0)%
Expansions in process	23.68	22.79	3.9%	22.79	25.50	(10.6)%
	$18.14	$18.73	(3.2)%	$18.73	$18.75	(0.1)%
Number of facilities:
Developed in 2019	11	11	—	11	11	—
Developed in 2020	3	3	—	3	3	—
Developed in 2021	6	6	—	6	6	—
Developed in 2022	8	8	—	8	8	—
Developed in 2023	11	11	—	11	—	11
Developed in 2024	7	—	7	—	—	—
Expansions completed before 2023	64	64	—	64	64	—
Expansions completed in 2023 or 2024	17	17	—	17	17	—
Expansions in process	5	5	—	5	5	—
	132	125	7	125	114	11
Net rentable square feet (in thousands):
Developed in 2019	1,057	1,057	—	1,057	1,057	—
Developed in 2020	347	347	—	347	347	—
Developed in 2021 (d)	760	681	79	681	681	—
Developed in 2022	631	631	—	631	631	—
Developed in 2023	1,098	1,098	—	1,098	—	1,098
Developed in 2024	668	—	668	—	—	—
Expansions completed before 2023	8,504	8,465	39	8,465	8,361	104
Expansions completed in 2023 or 2024	2,217	1,332	885	1,332	797	535
Expansions in process	523	523	—	523	524	(1)
	15,805	14,134	1,671	14,134	12,398	1,736

As of December 31, 2024
Costs to develop (in thousands):
Developed in 2019	$150,387
Developed in 2020	42,063
Developed in 2021 (d)	128,435
Developed in 2022	100,089
Developed in 2023	193,766
Developed in 2024	129,669
Expansions completed before 2023 (c)	543,636
Expansions completed in 2023 or 2024 (c)	352,042
$1,640,087
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
(d)We have completed an expansion project on a facility developed in 2021 for $12.8 million, adding 79,000 net rentable square feet of storage space as of December 31, 2024.
Our Newly Developed and Expanded Facilities includes a total of 132 self-storage facilities of 15.8 million net rentable square feet. For development and expansions completed by December 31, 2024, we incurred a total cost of $1.6 billion. During 2024, Newly Developed and Expanded Facilities contributed net operating income of $151.4 million.
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
We typically underwrite new developments to stabilize at approximately an 8.0% NOI yield on cost (adjusted for impacts from tenant reinsurance and maintenance capital expenditures). Our developed facilities have thus far leased up as expected and are at various stages of their revenue stabilization periods. The actual annualized yields that we may achieve on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property and the level of new and existing supply.
The facilities under “expansions completed” represent those facilities where the expansions have been completed at December 31, 2024. We incurred a total of $895.7 million in direct cost to expand these facilities, demolished a total of 1.1 million net rentable square feet of storage space, and built a total of 6.8 million net rentable square feet of new storage space.
At December 31, 2024, we had 26 additional facilities in development, which will have a total of 2.5 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $498.9 million. We expect these facilities to open over the next 18 to 24 months.

The facilities under “expansion in process” represent those facilities where construction is in process at December 31, 2024, and together with additional future expansion activities primarily related to our Same Store Facilities at December 31, 2024, we expect to add a total of 1.5 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $242.7 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2022, including facilities undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 17.0 million net rentable square feet at December 31, 2024. During 2024, 2023, and 2022, the average occupancy for these facilities totaled 82.5%, 81.4%, and 81.2%, respectively, and the realized rent per occupied square foot totaled $17.17, $16.64, and $14.85, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $159.7 million in 2024 as compared to 2023 and increased $81.9 million in 2023 as compared to 2022, primarily due to newly acquired facilities of $2.7 billion in 2023 and newly developed and expanded facilities.
The following discussion and analysis of the components of net income, including Ancillary Operations and certain items not allocated to segments, present a comparison for the year ended December 31, 2024 to the year ended December 31, 2023. The results of these components for the years ended December 31, 2023 compared to December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 23, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 20, 2024.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$226,595	$203,503	$23,092
Merchandise	26,970	27,511	(541)
Third party property management	46,058	27,063	18,995
Total revenues	299,623	258,077	41,546
Cost of operations:
Tenant reinsurance	56,678	42,366	14,312
Merchandise	17,633	17,137	496
Third party property management	46,970	26,493	20,477
Total cost of operations	121,281	85,996	35,285
Net operating income (loss):
Tenant reinsurance	169,917	161,137	8,780
Merchandise	9,337	10,374	(1,037)
Third party property management	(912)	570	(1,482)
Total net operating income	$178,342	$172,081	$6,261

Tenant reinsurance operations: Tenant reinsurance premium revenue increased $23.1 million or 11.3% in 2024 over 2023, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance participation in our tenant base at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same-Store Facilities were $170.0 million and $163.2 million in 2024 and 2023, respectively, representing a 4.2% year over year increase in 2024.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $14.3 million in 2024, as compared to 2023, primarily due to increased claim volumes and expenses related to flooding, burglary and hurricane events as well as increased access fees we paid to the third-party owners of properties we manage driven by the significant growth of our third-party property management program.
We expect tenant reinsurance operation to grow as we roll out insurance policies with increased coverage and higher premiums in 2025, and as we continue to increase the tenant base at our newly acquired and developed facilities.
Third-party property management: At December 31, 2024, in our third-party property management program, we managed 307 facilities (23.3 million net rentable square feet) for unrelated third parties, and were under contract to manage 95 additional facilities (8.4 million net rentable square feet) including 93 facilities that are currently under construction. During 2024, we added 133 facilities to the program, acquired three facilities from the program, and had 52 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity
We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. We recognized equity in earnings of Shurgard of $19.8 million and $27.9 million for 2024 and 2023, respectively. Included in our equity earnings from Shurgard were $44.2 million and $36.8 million of our share of depreciation and amortization expense for 2024 and 2023, respectively.
On August 1, 2024, Shurgard acquired Lok’nStore, a self-storage company publicly traded on the London Stock Exchange, for approximately £385 million ($501 million) in cash, including direct acquisition costs.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.039 U.S. Dollars per Euro at December 31, 2024 (1.104 at December 31, 2023), and average exchange rates of 1.082 for 2024 and 1.081 for 2023.
Real estate acquisition and development expense: In 2024 and 2023, we incurred a total of $15.5 million and $26.5 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities. These amounts are net of $17.2 million and $18.0 million in 2024 and 2023, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. The year-over-year decrease of real estate acquisition and development expense was primarily due to the write-off of $11.7 million of accumulated development costs for cancelled development and redevelopment projects during 2023.

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)

Share-based compensation expense	$28,708	$25,399	$3,309
Legal costs	11,690	3,304	8,386
Corporate management costs	30,436	26,284	4,152
Information technology costs	12,110	6,495	5,615
Other costs	23,733	19,150	4,583
Total	$106,677	$80,632	$26,045
General and administrative expense increased $26.0 million in 2024, as compared to 2023 due primarily to (i) ) an increase in corporate management costs driven primarily by higher payroll costs and (ii) an increase in license and maintenance support costs related to our recently implemented IT applications. Additionally, in 2024 we incurred a cash and stock hiring bonus for a new senior executive of $3.5 million and recognized loss contingencies related to corporate legal matters of $3.3 million.
Interest and other income: The following table sets forth our interest and other income:

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)

Interest earned on cash balances	$44,659	$64,819	$(20,160)
Commercial operations	8,951	9,531	(580)
Unrealized gain on private equity investments	4,355	2,817	1,538
Other	9,247	8,423	824
Total	$67,212	$85,590	$(18,378)
Interest earned on cash balances decreased $20.2 million in 2024 over 2023, due primarily to lower average cash balances partially offset by higher interest rates earned in the first half of 2024.
Interest expense: For 2024 and 2023, we incurred $297.9 million and $210.4 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $10.5 million and $9.3 million during 2024 and 2023, respectively, associated with our development activities. The increase of interest expense in 2024 as compared to 2023 is due to the issuance of $2.2 billion of notes payable in July 2023 and the increase of Compounded SOFR on our variable rate unsecured notes. At December 31, 2024, we had $9.4 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.1%.
Foreign currency exchange gain (loss): For 2024, we recorded foreign currency gains of $102.2 million, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (losses of $51.2 million for 2023). The Euro was translated at exchange rates of approximately 1.039 U.S. Dollars per Euro at December 31, 2024 and 1.104 at December 31, 2023. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Gain on sale of real estate: In 2024, we recorded $1.5 million in gains, in connection with the sale of land parcels and the partial sale of real estate facilities pursuant to eminent domain proceedings.

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
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. In 2024 and 2023, we recorded income tax expense totaling $4.7 million and $10.8 million, respectively, related to our taxable REIT subsidiaries and income taxes incurred in certain state and local jurisdictions in which we operate. The year-over-year changes of income tax expense was primarily driven by changes in state income tax, due to fluctuations of taxable income in certain states where there are differences between federal and state tax laws.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow was approximately $480 million in 2023 and $400 million in 2024. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $600 million for 2025.
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
Our revolving line of credit has a borrowing limit of $1.5 billion. The revolving line of credit generally serves as a temporary “bridge” financing until we are able to raise longer term capital. As of December 31, 2024 and February 24, 2025, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $19.6 million of outstanding letters of credit, which limits our borrowing capacity to $1,480.4 million as of February 24, 2025. Our line of credit matures on June 12, 2027.
In 2024, our Board authorized an “at the market” offering program pursuant to which management may issue common shares up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Through December 31, 2024 and February 24, 2025, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs.
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
Our current and expected capital resources include: (i) $447.4 million of cash as of December 31, 2024 and (ii) approximately $600 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,480.4 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $140.7 million in property acquisitions currently under contract, (ii) $433.5 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, and (iii) approximately $651 million in scheduled principal repayments on our unsecured notes in the next twelve months. We plan to refinance these unsecured notes as they come due in 2025. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.

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
Required Debt Repayments: As of December 31, 2024, the principal outstanding on our debt totaled approximately $9.4 billion, consisting of $7.8 billion of U.S. Dollar denominated unsecured notes payable, $1.7 billion of Euro-denominated unsecured notes payable, and $1.7 million of mortgage notes payable. Approximate principal maturities and interest payments (including $111.1 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at December 31, 2024) are as follows (amounts in thousands):

	Principal	Interest	Total
2025	$651,516	$280,094	$931,610
2026	1,150,138	256,595	1,406,733
2027	1,200,146	225,594	1,425,740
2028	1,200,129	185,047	1,385,176
2029	1,000,088	147,034	1,147,122
Thereafter	4,203,350	1,423,255	5,626,605
	$9,405,367	$2,517,619	$11,922,986

We have $400 million of our U.S. Dollar denominated unsecured notes that mature on July 25, 2025 and €242 million of our Euro denominated unsecured notes that mature on November 3, 2025. We plan to refinance these unsecured notes as they come due.
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
We spent $240 million of capital expenditures to maintain real estate facilities in 2024 and expect to spend approximately $150 million in 2025. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures in recent years have included incremental expenditures to enhance the competitive position of certain of our facilities relative to local competitors pursuant to a multi-year Property of Tomorrow program. Such investments include development of more pronounced, attractive, and clearly identifiable color schemes and signage and upgrades to the configuration and layout of the offices and other customer zones to improve the customer experience. We completed this program in 2024 and spent approximately $127 million in 2024 on this effort. In addition, we have spent $54 million on the installation of solar panels in 2024 and we expect to spend approximately $50 million in 2025.
We believe the capital spent to install solar panels and LED lights will significantly reduce electric utility usage resulting in lower property operating costs.
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

On February 21, 2025, our Board declared a regular common quarterly dividend of $3.00 per common share totaling approximately $526 million, which will be paid at the end of March 2025. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our preferred shares outstanding at December 31, 2024 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to December 31, 2024, we acquired or were under contract to acquire nine self-storage facilities for a total purchase price of $140.7 million.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of December 31, 2024, we had development and expansion projects at a total cost of approximately $741.6 million. Costs incurred through December 31, 2024 were $308.1 million, with the remaining cost to complete of $433.5 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 24, 2025, we have six series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), 5.600% Series H Preferred Shares ($285.0 million), 4.875% Series I Preferred Shares ($316.3 million), 4.700% Series J Preferred Shares ($258.8 million), and 4.750% Series K Preferred Shares ($230.0 million). See Note 9 to our December 31, 2024 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2024, we repurchased 726,865 of our common shares under the repurchase program on the open market for a total cost of $200.0 million (none in the three months ended December 31, 2024). From the inception of the repurchase program through February 24, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.4 billion at December 31, 2024, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at December 31, 2024 is approximately $8.8 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.1% at December 31, 2024. See Note 7 to our December 31, 2024 consolidated financial statements for further information regarding our debt (amounts in thousands).

	2025	2026	2027	2028	2029	Thereafter	Total

Debt	$651,516	$1,150,138	$1,200,146	$1,200,129	$1,000,088	$4,203,350	$9,405,367
We have foreign currency exposure at December 31, 2024 related to (i) our investment in Shurgard, with a book value of $382.5 million, and a fair value of $1.3 billion based upon the closing price of Shurgard’s stock on December 31, 2024, and (ii) €1.6 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on Internal Control Over Financial Reporting
We have audited Public Storage’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 24, 2025

ITEM 9B.    Other Information
During the three months ended December 31, 2024, no trustee or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Trustees, Executive Officers and Corporate Governance
The following is a biographical summary of the current executive officers of the Company:
Joseph D. Russell, Jr., age 65, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016.  Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019.
H. Thomas Boyle, age 42, has served as Chief Financial Officer since January 1, 2019 and Chief Investment Officer since January 1, 2023. Previously, Mr. Boyle was Vice President and Chief Financial Officer, Operations, from November 2016, when he joined the Company, until January 2019. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets. Mr. Boyle has served as a director of Shurgard and a member of Shurgard’s Real Estate Investment Committee since May 2023.
Natalia N. Johnson, age 47, has served as Chief Administrative Officer since August 4, 2020. Previously, Ms. Johnson was Senior Vice President, Chief Human Resources Officer from April 2018 until August 2020, and prior to that was Senior Vice President of Human Resources, a position she held since joining the Company in July 2016. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business, and worked for Coca-Cola Andina and San Cristόbal Insurance. Ms. Johnson has served as a director of WillScot Mobile Mini Holdings Corp. since August 2023 and is a member of the Audit and Compensation committees.
Nathaniel A. Vitan, age 51, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019, and was previously Vice President and Chief Counsel–Litigation and Operations since joining the Company in June 2016 until April 2019. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services LLC from 2008 to 2016, and before then was a Trial and Appellate Practice attorney at Latham & Watkins LLP.
Chris C. Sambar, age 51, has served as our Chief Operating Officer since he joined the Company on October 14, 2024. Prior to joining the Company, Mr. Sambar held various roles of increasing responsibility at AT&T Communications since 2002, most recently as President, AT&T Network from August 2022 to October 2024 and as Executive Vice President, AT&T Network from September 2019 to August 2022. Mr. Sambar has served as a director of AST SpaceMobile, Inc. (NASDAQ: ASTS) since June 2024.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information, as of December 31, 2024 on the Company’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise or conversion of outstanding options, AO LTIP units, warrants, and rights	Weighted-average exercise or conversion price of outstanding options, AO LITP units, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders (a)	3,190,298 (b)	$ 231.89 (c)	1,074,064
Equity compensation plans not approved by security holders (d)	—	—	—
Total	3,190,298 (b)	$ 231.89 (c)	1,074,064
a)The Company’s equity compensation plans are described more fully in Note 11 to the December 31, 2024 financial statements. All plans have been approved by the Company’s shareholders.
b)Includes (i) stock options and AO LTIP units to purchase 2,727,342 common shares or to convert to vested LTIP units, including performance-based stock options and AO LTIP units as to which the performance period had not ended or the Compensation Committee had not certified performance as of December 31, 2024, which stock options and AO LTIP units are reflected in the table above assuming a maximum payout, (ii) 451,222 restricted share units and LTIP units, including performance-based restricted share units and LTIP units as to which the performance period had not ended as of December 31, 2024, which restricted share units and LTIP units are reflected in the table above assuming a maximum payout, and (iii) 11,734 fully vested deferred share units. All restricted share and LTIP units, if and when vested, and all deferred share units will be settled in common shares or into common units of PSA OP on a one-for-one basis.
c)Represents the weighted average exercise or conversion price of stock options or AO LTIP units to purchase 2,373,588 common shares or to convert to vested LTIP units, excluding the performance-based stock options and AO LTIP units described in footnote (b), above. The 451,222 restricted share or LTIP units would vest for no consideration.
d)There were no securities outstanding or available for future issuance under equity compensation plans not approved by the Company’s shareholders.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    Certain Relationships and Related Transactions and Trustee Independence
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

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

4.20
Seventeenth Supplemental Indenture, dated as of April 16, 2024, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

4.21
Eighteenth Supplemental Indenture, dated as of April 16, 2024, among Public Storage Operating Company, Public Storage, and Computershare Trust Company, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

10.1
Amended and Restated Agreement of Limited Partnership of Public Storage OP, L.P., dated as of February 14, 2024. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.2
Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

10.3
Note Purchase Agreement, dated as of April 12, 2016, by and among Public Storage and the signatories thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 12, 2016 and incorporated herein by reference.

10.4
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

10.6
Note Purchase Agreement, dated as of April 11, 2024, by and among Public Storage Operating Company and the Purchasers party thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

10.7
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

10.8	Parent Guarantee, dated as of August 14, 2023, by Public Storage. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

10.9	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.10*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended (2007 Plan). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.11*
Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan (2016 Plan). Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

10.12*
Restated Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan (2021 Plan). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

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

10.15*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.16*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

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

10.19*
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

10.21*
Form of 2016 Plan Executive Restricted Stock Unit Agreement (2018). Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.22*	Form of 2016 Employee Stock Unit Agreement (2020). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.23*
Form of 2016 Plan Employee Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.24*
Form of 2016 Plan Performance-Based Non-Qualified Stock Option Agreement (2020). Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

10.25*	Form of 2021 Plan Employee Stock Unit Agreement (2021). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.26*	Form of 2021 Plan Employee Stock Unit Agreement (2022). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference.

10.27*
Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.28*
Form of 2021 Plan Performance-Based Non-Qualified Stock Option Agreement (2022). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.29*
Form of 2021 Plan Performance-Based Stock Unit Agreement (2022). Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.30*
Form of Time-Based Public Storage OP, L.P. LTIP Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.31*
Form of Performance-Based Public Storage OP, L.P. LTIP Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.32*
Form of Time-Based Public Storage OP, L.P. AO LTIP Unit Agreement. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.33*
Form of Performance-Based Public Storage OP, L.P. AO LTIP Unit Agreement. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.34*
Form of Time-Based Public Storage OP, L.P. AO LTIP Unit Agreement (Trustees). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference.

10.35*
Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement (2024). Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference.

19.1	Public Storage Securities Trading Policy. Filed herewith.

21	Listing of Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation. Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

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

PUBLIC STORAGE

Date: February 24, 2025	By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 24, 2025
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial and Investment Officer (principal financial officer)	February 24, 2025
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 24, 2025
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 24, 2025
Tamara Hughes Gustavson

/s/ Maria R. Hawthorne	Trustee	February 24, 2025
Maria R. Hawthorne

/s/ Shankh S. Mitra	Trustee	February 24, 2025
Shankh S. Mitra

/s/ Rebecca Owen	Trustee	February 24, 2025
Rebecca Owen

/s/ Kristy M. Pipes	Trustee	February 24, 2025
Kristy M. Pipes

/s/ Avedick B. Poladian	Trustee	February 24, 2025
Avedick B. Poladian

/s/ John Reyes	Trustee	February 24, 2025
John Reyes

/s/ Tariq M. Shaukat	Trustee	February 24, 2025
Tariq M. Shaukat

Signature	Title	Date

/s/ Ronald P. Spogli	Trustee	February 24, 2025
Ronald P. Spogli

/s/ Paul S. Williams	Trustee	February 24, 2025
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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

Purchase Price Allocation

Description of the Matter
For the year ended December 31, 2024, the Company completed the acquisition of 22 self-storage facilities for a total purchase price of $267 million. As further discussed in Notes 2 and 3 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed, which consisted principally of land and buildings.
Auditing the accounting for the Company’s 2024 acquisitions of self-storage facilities was subjective because the Company must exercise a high level of management judgment in determining the estimated fair value of land and buildings. The estimated fair value of land is based upon observable transactions involving comparable land in similar locations, as adjusted for location quality, parcel size and date of sale associated with the acquired facilities. Determining the fair value of acquired land was difficult due to the judgment utilized by management in making adjustments to the observable transaction data used in the estimate, particularly when there is a lack of recent comparable land market data. The estimated fair value of the acquired buildings was based upon the income approach, which included estimating the fair value of hypothetical vacant acquired buildings and adjusting for the estimated fair value of land. Determining the fair value of the acquired buildings was challenging due to the judgment utilized by management in determining the assumptions utilized in the income approach, including future stabilized operating cash flows and capitalization rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired self-storage facilities, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the estimated fair values of the land and buildings, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.
For the 2024 acquisitions of self-storage facilities described above, our procedures included, but were not limited to, reading the purchase and sale agreements and other closing documents, evaluating whether the Company had appropriately determined the transaction was an asset acquisition or business combination and performing a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land and building values. For certain of these asset acquisitions, we also evaluated the methods and significant assumptions used by the Company and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to perform corroborative analyses to assess whether the assumptions used in the valuation and the estimated fair values were supported by observable market data.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1980.
Los Angeles, California
February 24, 2025

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023

ASSETS

Cash and equivalents	$447,416	$370,002
Real estate facilities, at cost:
Land	5,711,685	5,628,488
Buildings	22,767,053	21,836,750
	28,478,738	27,465,238
Accumulated depreciation	(10,426,186)	(9,423,974)
	18,052,552	18,041,264
Construction in process	308,101	345,453
	18,360,653	18,386,717

Investment in unconsolidated real estate entity	382,490	390,180
Goodwill and other intangible assets, net	282,187	387,267
Other assets	282,188	275,050
Total assets	$19,754,934	$19,809,216

LIABILITIES AND EQUITY

Notes payable	$9,353,034	$9,103,277
Accrued and other liabilities	588,248	598,993
Total liabilities	9,941,282	9,702,270

Commitments and contingencies (Note 14)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2023) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,408,393 shares issued (175,670,727 shares at December 31, 2023)	17,541	17,567
Paid-in capital	6,116,113	5,980,760
Accumulated deficit	(699,083)	(267,910)
Accumulated other comprehensive loss	(71,965)	(67,239)
Total Public Storage shareholders’ equity	9,712,606	10,013,178
Noncontrolling interests	101,046	93,768
Total equity	9,813,652	10,106,946
Total liabilities and equity	$19,754,934	$19,809,216

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022

Revenues:
Self-storage facilities	$4,395,993	$4,259,613	3,946,028
Ancillary operations	299,623	258,077	236,135
	4,695,616	4,517,690	4,182,163

Expenses:
Self-storage cost of operations	1,136,720	1,061,950	980,209
Ancillary cost of operations	121,281	85,996	72,698
Depreciation and amortization	1,129,766	970,056	888,146
Real estate acquisition and development expense	15,506	26,451	28,744
General and administrative	106,677	80,632	71,672
Interest expense	287,401	201,132	136,319
	2,797,351	2,426,217	2,177,788

Other increases (decreases) to net income:
Interest and other income	67,212	85,590	40,567
Equity in earnings of unconsolidated real estate entities	19,821	27,897	106,981
Foreign currency exchange gain (loss)	102,244	(51,197)	98,314
Gain on sale of real estate	1,537	17,178	1,503
Gain on sale of equity investment in PS Business Parks, Inc.	—	—	2,128,860
Income before income tax expense	2,089,079	2,170,941	4,380,600
Income tax expense	(4,669)	(10,821)	(14,326)
Net income	2,084,410	2,160,120	4,366,274
Allocation to noncontrolling interests	(12,399)	(11,793)	(17,127)
Net income allocable to Public Storage shareholders	2,072,011	2,148,327	4,349,147
Allocation of net income to:
Preferred shareholders	(194,703)	(194,703)	(194,390)
Restricted share units and unvested LTIP units	(4,623)	(4,883)	(12,469)
Net income allocable to common shareholders	$1,872,685	$1,948,741	$4,142,288
Net income per common share:
Basic	$10.68	$11.11	$23.64
Diluted	$10.64	$11.06	$23.50

Basic weighted average common shares outstanding	175,351	175,472	175,257
Diluted weighted average common shares outstanding	176,038	176,143	176,280
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022

Net income	$2,084,410	$2,160,120	$4,366,274
Foreign currency translation (loss) gain on investment in Shurgard	(4,739)	13,078	(26,730)
Total comprehensive income	2,079,671	2,173,198	4,339,544
Allocation to noncontrolling interests	(12,386)	(11,793)	(17,127)
Comprehensive income allocable to Public Storage shareholders	$2,067,285	$2,161,405	$4,322,417

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balances at December 31, 2021	$4,100,000	$17,513	$5,821,667	$(550,416)	$(53,587)	$9,335,177	$20,112	$9,355,289	$68,249
Issuance of 10,000 preferred shares (Note 9)	250,000	—	(7,168)	—	—	242,832	—	242,832	—
Issuance of common shares in connection with share-based compensation (283,190 shares) (Note 11)	—	29	35,376	—	—	35,405	—	35,405	—
Retirement of common shares (151,977 shares)	—	(15)	15	—	—	—	—	—	—
Taxes paid upon net share settlement of restricted share units	—	—	(16,827)	—	—	(16,827)	—	(16,827)	—
Share-based compensation expense (Note 11)	—	—	63,360	—	—	63,360	—	63,360	—
Contributions by noncontrolling interests	—	—	—	—	—	—	6,708	6,708	15,426
Reclassification from redeemable noncontrolling interests to noncontrolling interests	—	—	—	—	—	—	83,826	83,826	(83,826)
Net income	—	—	—	4,366,274	—	4,366,274	—	4,366,274	—
Net income allocated to noncontrolling interests	—	—	—	(17,127)	—	(17,127)	16,467	(660)	660
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(194,390)	—	(194,390)	—	(194,390)	—
Noncontrolling interests	—	—	—	—	—	—	(33,714)	(33,714)	(509)
Common shareholders and restricted share unitholders ($21.15 per share)	—	—	—	(3,714,572)	—	(3,714,572)	—	(3,714,572)	—
Other comprehensive loss	—	—	—	—	(26,730)	(26,730)	—	(26,730)	—
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801	$—
Issuance of common shares in connection with share-based compensation (405,059 shares) (Note 11)	—	40	53,346	—	—	53,386	—	53,386	—
Taxes paid upon net share settlement of restricted share units	—	—	(13,950)	—	—	(13,950)	—	(13,950)	—
Share-based compensation expense (Note 11)	—	—	44,941	—	—	44,941	—	44,941	—
Contributions by noncontrolling interests	—	—	—	—	—	—	3,203	3,203	—
Net income	—	—	—	2,160,120	—	2,160,120	—	2,160,120	—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Net income allocated to noncontrolling interests	—	—	—	(11,793)	—	(11,793)	11,793	—	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(194,703)	—	(194,703)	—	(194,703)	—
Noncontrolling interests	—	—	—	—	—	—	(14,627)	(14,627)	—
Common shareholders and restricted share unitholders ($12.00 per share)	—	—	—	(2,111,303)	—	(2,111,303)	—	(2,111,303)	—
Other comprehensive income	—	—	—	—	13,078	13,078	—	13,078	—
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946	$—
Issuance of common shares (184,390 shares) (Note 9)	—	18	60,303	—	—	60,321	—	60,321	—
Issuance of common shares in connection with share-based compensation (280,141 shares) (Note 11)	—	29	47,382	—	—	47,411	—	47,411	—
Taxes paid upon net share settlement of restricted share units (Note 11)	—	—	(12,667)	—	—	(12,667)	—	(12,667)	—
Share-based compensation cost (Note 11)	—	—	49,317	—	—	49,317	—	49,317	—
Repurchase of common shares (726,865 shares) (Note 9)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)	—
Acquisition of noncontrolling interests	—	—	(1,602)	—	—	(1,602)	11	(1,591)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	2,938	2,938	—
Net income	—	—	—	2,084,410	—	2,084,410	—	2,084,410	—
Net income allocated to noncontrolling interests	—	—	—	(12,399)	—	(12,399)	12,399	—	—
Reallocation of equity	—	—	(7,380)	—	—	(7,380)	7,380	—	—
Distributions to:
Preferred shareholders (Note 9)	—	—	—	(194,703)	—	(194,703)	—	(194,703)	—
Noncontrolling interests	—	—	—	—	—	—	(15,437)	(15,437)	—
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($12.00 per share/unit) (Note 9)	—	—	—	(2,108,554)	—	(2,108,554)	—	(2,108,554)	—
Other comprehensive loss	—	—	—	—	(4,726)	(4,726)	(13)	(4,739)	—
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652	$—

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$2,084,410	$2,160,120	$4,366,274
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of equity investment in PS Business Parks, Inc.	—	—	(2,128,860)
Gain on sale of real estate	(1,537)	(17,178)	(1,503)
Depreciation and amortization	1,129,766	970,056	888,146
Equity in earnings of unconsolidated real estate entities	(19,821)	(27,897)	(106,981)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	11,039	29,333	134,769
Unrealized foreign currency exchange (gain) loss	(101,974)	51,239	(97,563)
Share-based compensation expense	44,747	41,566	56,703
Other non-cash adjustments	11,410	20,508	15,207
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(44,968)	(16,365)	(29,638)
Accrued and other liabilities	15,183	35,266	20,587
Net cash flows from operating activities	3,128,255	3,246,648	3,117,141
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(239,655)	(236,572)	(218,713)
Capital expenditures for property enhancements	(126,757)	(159,939)	(189,699)
Capital expenditures for energy efficiencies (LED lighting, solar)	(53,612)	(64,626)	(51,361)
Development and expansion of real estate facilities	(326,854)	(364,445)	(313,511)
Acquisition of real estate facilities and intangible assets	(267,473)	(473,176)	(757,944)
Acquisition of BREIT Simply Storage LLC, net of cash acquired	—	(2,178,151)	—
Issuance of notes receivable	(9,960)	—	—
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	13,285	10,975	13,670
Contributions to unconsolidated real estate entity	—	(112,554)	—
Proceeds from sale of real estate investments	8,388	39,986	1,543
Proceeds from sale of equity investment in PS Business Parks, Inc.	—	—	2,636,011
Net cash flows (used in) from investing activities	(1,002,638)	(3,538,502)	1,119,996
Cash flows from financing activities:
Issuance costs on amendment of credit facility	—	(8,377)	—
Repayments of notes payable	(808,505)	(8,259)	(513,495)
Issuance of notes payable, net of issuance costs	1,151,022	2,181,273	—
Issuance of preferred shares	—	—	242,832
Issuance of common shares	60,321	—	—
Issuance of common shares in connection with share-based compensation	47,278	53,131	35,271
Taxes paid upon net share settlement of restricted share units	(12,667)	(13,950)	(16,827)
Repurchase of common shares	(200,000)	—	—
Acquisition of noncontrolling interests	(1,591)	—	—
Contributions by noncontrolling interests	2,938	3,203	1,669
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(2,301,935)	(2,305,322)	(3,908,497)
Distributions paid to noncontrolling interests	(15,437)	(14,627)	(34,223)
Net cash flows used in financing activities	(2,078,576)	(112,928)	(4,193,270)
Net increase (decrease) in cash and equivalents, including restricted cash	$47,041	$(404,782)	$43,867
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$370,002	$775,253	$734,599
Restricted cash included in other assets	30,373	29,904	26,691
	$400,375	$805,157	$761,290

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$447,416	$370,002	$775,253
Restricted cash included in other assets	—	30,373	29,904
	$447,416	$400,375	$805,157

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(7,324)	$(10,798)	$(9,903)
Capital expenditures for property enhancements	(1,087)	(3,046)	(4,502)
Capital expenditures for energy efficiencies (LED lighting, solar)	(1,179)	(386)	(855)
Construction or expansion of real estate facilities	(47,159)	(68,099)	(65,650)

Real estate acquired in exchange for noncontrolling interests	—	—	(19,865)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$269,498	$146,213	$127,711
Cash paid for income taxes, net of refunds	6,877	11,056	11,293

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1. Description of the Business
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
Effective August 14, 2023, we are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As of December 31, 2024, Public Storage owned all of the general partner interests and approximately 99.87% of the limited partnership interests of PSA OP, with the remaining 0.13% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At December 31, 2024, we owned interests in 3,073 self-storage facilities (with approximately 221.3 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.0 million net rentable square feet of commercial and retail space. In addition, we managed 307 facilities (with approximately 23.3 million net rentable square feet) for third parties at December 31, 2024.
At December 31, 2024, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 318 self-storage facilities (with approximately 17 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
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
December 31, 2024

Summary of Significant Accounting Policies
Consolidation and Equity Method of Accounting
We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. In addition, we have general partner interests in limited partnerships along with third-party investors to develop, construct or operate self-storage facilities. As the general partner, we consider the limited partnerships to be VIEs if the limited partners lack both substantive participating rights and substantive kick-out rights. We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. PSA OP met the definition of a VIE and is consolidated by the Company as the primary beneficiary of PSA OP. All of the assets and liabilities of the Company are held by PSA OP. The total assets, primarily real estate assets, and the total liabilities of our other consolidated VIEs are not material as of December 31, 2024. We consolidate all other entities when we control them through voting shares or contractual rights. We refer to the entities we consolidate, for the period in which the reference applies, collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Our financial instruments consist of cash and cash equivalents, notes receivable, other assets, other liabilities, and notes payable. Cash equivalents, notes receivable, other assets and other liabilities are stated at book value, which approximates fair value as of the balance sheet date due to the short time period to maturity.
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
We expense costs associated with dispositions of real estate, as well as routine repairs and maintenance costs, as incurred. We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 40 years.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Notes Receivable
We account for notes receivable from bridge loans we originate to third-party self-storage owners at amortized cost. The bridge loans, collateralized by operating self-storage properties, typically have a term of three years or four years with two one-year extensions, and have variable interest rates. We recognize interest income and other fee income related to the bridge loans using the effective interest method, with deferred fees and costs amortized over the lives of the related loans as yield adjustment. We recognize an allowance for expected credit losses for outstanding notes receivable and unfunded loan commitments. At December 31, 2024, we had a notes receivable balance of $10.0 million included in other assets and an unfunded loan commitment of $12.5 million expected to close in 2025 subject to the satisfaction of certain conditions. As of December 31, 2024, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was immaterial.
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
We evaluate our investment in unconsolidated real estate entity for impairment quarterly. We record an impairment charge to the extent the carrying amount exceeds estimated fair value, when we believe any such shortfall is other than temporary.
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
No impairments were recorded in any of our evaluations for all periods presented herein.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Foreign Currency Exchange Translation
The local currency (the Euro) is the functional currency for our equity interests in Shurgard. The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our consolidated statements of income are translated at the average exchange rates during the respective period. Cumulative translation adjustments, are included in equity as a component of accumulated other comprehensive income (loss).
When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.
At December 31, 2024, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 7), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, against the U.S. Dollar. The Euro was translated at exchange rates of approximately 1.039 U.S. Dollars per Euro at December 31, 2024 (1.104 at December 31, 2023), and average exchange rates of 1.082, 1.081 and 1.054 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. Our tenant reinsurance, merchandise, third party management operations and our equity investment in Shurgard are conducted under these TRSs and are subject to federal corporate income tax. For these entities, deferred tax assets and liabilities for temporary differences are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future.
We recognize tax benefits of uncertain income tax positions only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2024, we had no uncertain tax positions.
We also incur income taxes in certain state and local jurisdictions, which are included in income tax expense in the Consolidated Statements of Income.
Share-Based Compensation
Under various share-based compensation plans and under terms established or modified by our Board or a committee thereof, we grant awards to trustees, officers, and key employees, including non-qualified options to purchase the Company’s common shares, restricted share units (“RSUs”), deferred share units (“DSUs”), and unrestricted common shares issued in lieu of trustee compensation.
In February 2024, we amended our 2021 Equity and Performance-Based Incentive Plan to further provide for the grant of awards to certain officers and trustees of the Company in the form of LTIP units and appreciation-only LTIP units (“AO LTIP units”) of PSA OP. LTIP units are structured as “profit interests” for U.S. federal income tax purposes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

We estimate the fair value of share-based payment awards on the date of grant. We determine the fair value of RSUs, DSUs, and LTIP units with no market conditions based on the closing market price of the Company’s common shares on the date of grant. We value stock options and AO LTIP units with no market conditions at the grant date using the Black-Scholes option-pricing model. We value awards with market conditions at the grant date using a Monte-Carlo valuation simulation. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by our stock price as well as assumptions regarding a number of subjective and complex variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards. For stock options and AO LTIP units, variables also include actual and projected stock option exercise and AO LTIP unit conversion behaviors. For awards with performance conditions, we adjust compensation cost each quarter as needed for any changes in the assessment of the probability that the specified performance criteria will be achieved.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

3. Real Estate Facilities
Activity in real estate facilities during 2024, 2023, and 2022 is as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$27,465,238	$24,219,126	$22,807,833
Capital expenditures to maintain real estate facilities	234,541	232,048	205,169
Capital expenditures for property enhancements	126,324	163,380	194,931
Capital expenditures for energy efficiencies (LED lighting, solar)	54,433	65,026	52,216
Acquisitions	254,940	2,442,118	733,442
Dispositions and other	(106)	(19,322)	(1,704)
Developed or expanded facilities opened for operation	343,368	362,862	227,239
Ending balance	28,478,738	27,465,238	24,219,126
Accumulated depreciation:
Beginning balance	(9,423,974)	(8,554,155)	(7,773,308)
Depreciation expense	(1,002,212)	(881,255)	(781,931)
Dispositions and other	—	11,436	1,084
Ending balance	(10,426,186)	(9,423,974)	(8,554,155)
Construction in process:
Beginning balance	345,453	372,992	272,471
Costs incurred to develop and expand real estate facilities	307,650	356,788	336,948
Acquisitions	—	2,922	—
Write-off of cancelled projects and transfer to other assets	(1,634)	(24,387)	(9,188)
Developed or expanded facilities opened for operation	(343,368)	(362,862)	(227,239)
Ending balance	308,101	345,453	372,992
Total real estate facilities at December 31,	$18,360,653	$18,386,717	$16,037,963
During 2024, we acquired 22 self-storage facilities (1.7 million net rentable square feet of storage space), for a total cost of $267.5 million in cash. Approximately $12.5 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $343.4 million, adding 1.5 million net rentable square feet of self-storage space. Construction in process at December 31, 2024 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
During 2023, we acquired all the membership interests of BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million net rentable square feet) and manages 25 self-storage facilities for third parties, for a purchase price of $2.2 billion in cash (the “Simply Acquisition”). Approximately $2.0 billion of the total costs was allocated to real estate facilities and $214.3 million was allocated to intangible assets.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
At December 31, 2024, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $18.6 billion (unaudited).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

4. Investment in Unconsolidated Real Estate Entities
The following table sets forth our equity in earnings of the Unconsolidated Real Estate Entities (amounts in thousands):

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Year Ended December 31,
	2024	2023	2022

Shurgard	$19,821	$27,897	$26,385
PSB	—	—	80,596
Total	$19,821	$27,897	$106,981
Investment in Shurgard
Throughout all periods presented, we had an approximately 35% equity interest in Shurgard. On November 14, 2023, Shurgard issued 8,163,265 new common shares to institutional investors. We participated on a pro-rata basis in the offering and acquired 2,863,674 common shares for a cost of $112.6 million. On September 26, 2024, Shurgard issued 1,114,194 new common shares to its shareholders who opted to exchange the cash dividend rights declared on August 13, 2024 for additional shares. We received 487,600 new common shares in exchange for all of our dividend rights. At December 31, 2024, we effectively owned 34,619,733 common shares of Shurgard. Based upon the closing price at December 31, 2024 (€35.85 per share of Shurgard common stock, at 1.039 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.3 billion.
Our equity in earnings of Shurgard comprise our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During 2024, 2023, and 2022, we received $4.3 million, $3.8 million, and $3.5 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.5 million, $1.3 million, and $1.2 million of intra-entity profits and losses for 2024, 2023, and 2022, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our Consolidated Statements of Income.
During 2024, 2023, and 2022, we received cash dividend distributions from Shurgard totaling $22.8 million, $39.0 million, and $37.8 million, respectively. Approximately $13.3 million, $11.0 million, and $13.7 million of total cash distributions from Shurgard during the year ended 2024, 2023, and 2022, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At December 31, 2024, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $62.6 million ($63.7 million at December 31, 2023). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential increased by $3.4 million during 2024, due to an increase of our ownership interest in Shurgard from the exchange of our cash dividend rights for additional common shares of Shurgard. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $4.5 million, $4.1 million, and $6.9 million during 2024, 2023, and 2022, respectively.
As of December 31, 2024, 2023, and 2022, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $4.7 million other comprehensive loss, $13.1 million other comprehensive income, and $26.7 million other comprehensive loss, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
During 2022, we received cash distributions from PSB totaling $109.5 million, which were classified within cash flows from operating activities in the Consolidated Statements of Cash flows. Since the sale of PSB in July 2022, we no longer recognize equity in earnings or receive cash distributions from PSB.
5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At December 31, 2024			At December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,008,111	(910,591)	97,520	995,578	(792,978)	202,600
Total goodwill and other intangible assets	$1,192,778	$(910,591)	$282,187	$1,180,245	$(792,978)	$387,267
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $117.6 million, $82.7 million and $95.2 million in 2024, 2023, and 2022, respectively. During 2024, 2023, and 2022, intangibles increased $12.5 million, $237.5 million, and $24.8 million, respectively, in connection with the acquisition of real estate facilities and Simply Acquisition (Note 3).
The remaining amortization expense will be recognized over a weighted average life of approximately 1.2 years. The estimated future amortization expense for our finite-lived intangible assets at December 31, 2024 is as follows (amounts in thousands):

Year	Amount
2025	$69,121
2026	21,573
2027	2,956
2028	381
2029	212
Thereafter	3,277
Total	$97,520

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

6. Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at December 31, 2024). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at December 31, 2024). At December 31, 2024 and February 24, 2025, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.4 million at December 31, 2024 and $19.6 million at February 24, 2025 ($14.6 million at December 31, 2023). The Credit Facility has various customary restrictive covenants with which we were in compliance at December 31, 2024.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

7. Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at December 31, 2024 and December 31, 2023 are set forth in the tables below:

			Amounts at December 31, 2024				Amounts at December 31, 2023
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due April 23, 2024	SOFR+0.47%	5.818%	$—	$—	$—	$—	$699,779	$700,031
Notes due July 25, 2025	SOFR+0.60%	5.164%	400,000	(463)	399,537	400,714	398,722	400,295
Notes due February 15, 2026	0.875%	1.030%	500,000	(840)	499,160	479,639	498,419	462,362
Notes due November 9, 2026	1.500%	1.640%	650,000	(1,617)	648,383	614,981	647,513	597,131
Notes due April 16, 2027	SOFR+0.70%	5.326%	700,000	(2,456)	697,544	706,119	—	—
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,436)	498,564	480,904	498,036	476,394
Notes due May 1, 2028	1.850%	1.962%	650,000	(2,244)	647,756	592,876	647,078	584,520
Notes due November 9, 2028	1.950%	2.044%	550,000	(1,856)	548,144	494,867	547,663	490,758
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,361)	497,639	506,074	497,053	516,899
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,327)	498,673	472,031	498,363	477,692
Notes due May 1, 2031	2.300%	2.419%	650,000	(4,327)	645,673	555,387	644,988	562,240
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,430)	547,570	459,682	547,218	469,845
Notes due August 1, 2033	5.100%	5.207%	700,000	(4,972)	695,028	695,171	694,448	725,753
Notes due August 1, 2053	5.350%	5.474%	900,000	(15,776)	884,224	856,992	592,017	628,413
			7,750,000	(42,105)	7,707,895	7,315,437	7,411,297	7,092,333

Euro Denominated Unsecured Debt
Notes due April 12, 2024	1.540%	1.540%	—	—	—	—	110,372	109,380
Notes due November 3, 2025	2.175%	2.175%	251,385	—	251,385	249,979	267,116	261,083
Notes due September 9, 2030	0.500%	0.640%	727,105	(6,370)	720,735	630,159	765,119	638,177
Notes due January 24, 2032	0.875%	0.978%	519,361	(3,786)	515,575	443,113	547,540	455,895
Notes due April 11, 2039	4.080%	4.080%	155,808	(72)	155,736	166,979	—	—
			1,653,659	(10,228)	1,643,431	1,490,230	1,690,147	1,464,535

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.2 million	4.328%	4.328%	1,708	—	1,708	1,591	1,833	1,733

			$9,405,367	$(52,333)	$9,353,034	$8,807,258	$9,103,277	$8,558,601

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

U.S. Dollar Denominated Unsecured Notes
On April 16, 2024, PSOC completed a public offering of $1.0 billion aggregate principal amount of senior notes, including $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.70% (reset quarterly) maturing on April 16, 2027 and $300 million aggregate principal amount of senior notes bearing interest at a fixed annual rate of 5.350% maturing on August 1, 2053. The 2053 notes issued at a discount of $5.3 million constitute a further issuance of, and form a single series with, PSOC’s outstanding 5.350% senior notes due 2053 issued on July 26, 2023 in the aggregate principal amount of $600 million. Interest on the floating rate senior notes is payable quarterly, commencing on July 16, 2024. Interest on the 2053 notes is payable semi-annually, commencing on August 1, 2024. In connection with the offering, we received $988.5 million in net proceeds.
On April 23, 2024, we repaid PSOC’s outstanding $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.47% at maturity.
On July 26, 2023, PSOC completed a public offering of $400 million, $500 million, $700 million, and $600 million aggregate principal amount of unsecured senior notes bearing interest at an annual rate of Compounded SOFR + 0.60% (reset quarterly), 5.125%, 5.100%, and 5.350%, respectively, and maturing on July 25, 2025, January 15, 2029, August 1, 2033, and August 1, 2053, respectively. Interest on the 2025 notes is payable quarterly, commencing on October 25, 2023. Interest on the 2029 notes is payable semi-annually, commencing on January 15, 2024. Interest on the 2033 notes and 2053 notes is payable semi-annually, commencing on February 1, 2024. In connection with the offering, we incurred a total of $18.7 million in costs.
On August 15, 2022, PSOC redeemed its 2.370% Senior Notes due September 15, 2022, with an aggregate principal amount of $500.0 million.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at December 31, 2024. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 17% at December 31, 2024) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 12x for the twelve months ended December 31, 2024) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At December 31, 2024, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €500.0 million issued in a public offering on January 24, 2020, (iii) €700.0 million issued in a public offering on September 9, 2021, and (iv) €150.0 million issued to institutional investors on April 11, 2024. Interest is payable semi-annually on the notes issued November 3, 2015 and April 11, 2024, and annually on the notes issued January 24, 2020 and September 9, 2021. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $103.0 million for 2024, as compared to losses of $51.6 million for 2023 and gains of $99.2 million for 2022).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

At December 31, 2024, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At December 31, 2024, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

2025	$651,385	$131	$651,516
2026	1,150,000	138	1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
Thereafter	4,202,274	1,076	4,203,350
	$9,403,659	$1,708	$9,405,367
Weighted average effective rate	3.1%	4.3%	3.1%
Interest capitalized as real estate totaled $10.5 million, $9.3 million, and $6.0 million for 2024, 2023, and 2022, respectively.
8. Noncontrolling Interests
There are noncontrolling interests related to several subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At December 31, 2024, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 11 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At December 31, 2024, approximately 0.13% of the partnership interests of PSA OP, representing 227,340 vested LTIP units, were not owned by the Company. There were no outstanding OP Units not owned by the Company at December 31, 2024. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

9. Shareholders’ Equity

Preferred Shares
At December 31, 2024 and 2023, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2024		At December 31, 2023
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At December 31, 2024, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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
In 2022, we issued 10.0 million depositary shares, each representing 0.001 of a share of our 4.100% Series S Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $250.0 million in gross proceeds, and we incurred $7.2 million in issuance costs.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Common Shares
During 2024, 2023, and 2022, activity with respect to our common shares was as follows (dollar amounts in thousands):

	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and exercise of stock options (Note 11)	280,141	$47,411	405,059	$53,386	283,190	$35,405
Issuance of commons shares for cash	184,390	60,321	—	—	—	—
Repurchase of common shares	(726,865)	(200,000)	—	—	—	—
	(262,334)	$(92,268)	405,059	$53,386	283,190	$35,405
In 2024, our Board authorized an “at the market” offering program pursuant to which management may issue common shares up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. In 2024, we issued 184,390 of our common shares on the open market for aggregate net proceeds of approximately $60.3 million in cash.
Our Board has authorized a share repurchase program pursuant to which management may repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During 2024, we repurchased 726,865 of our common shares under the repurchase program on the open market for a total cost of $200.0 million. The repurchased shares are constructively retired and returned to an authorized and unissued status. There are 10,551,219 common shares that may yet be repurchased under our repurchase program as of December 31, 2024.
On February 4, 2023, our Board declared a 50% increase in our regular common quarterly dividend from $2.00 to $3.00 per share. The distribution equates to an annualized increase to the Company’s regular common dividend from $8.00 to $12.00 per share. Common share dividends paid, including amounts paid to our restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders totaled $2.107 billion ($12.00 per share), $2.111 billion ($12.00 per share), and $3.714 billion ($21.15 per share) for the years ended December 31, 2024, 2023, and 2022, respectively. Included in common share dividends paid during 2022 is $2.3 billion of a special cash dividend (“Special Dividend”) of $13.15 per common share paid on August 4, 2022 in connection with the sale of our equity investment in PSB on July 20, 2022. Preferred share dividends totaled $194.7 million, $194.7 million and $194.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The unaudited characterization of dividends for U.S. federal corporate income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. For the tax year ended December 31, 2024, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2024 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Dividends	100.00%	100.00%	100.00%	100.00%
Capital Gain Distributions	0.00%	0.00%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%
The ordinary income dividends distributed for the tax year ended December 31, 2024 are not qualified dividends under the Internal Revenue Code; however, they are subject to the 20% deduction under IRS Section 199A.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

10. Related Party Transactions
At December 31, 2024, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 66 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $2.2 million, $2.1 million and $2.2 million for 2024, 2023, and 2022, respectively.
11. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $3.1 million, $2.4 million, and $4.1 million of share-based compensation cost was capitalized as real estate facilities for the year ended December 31, 2024, 2023, and 2022, respectively.

	For Years Ended December 31,
	2024	2023	2022

	(Amounts in thousands)

Self-storage cost of operations	$12,128	$13,636	$17,950
Ancillary cost of operations	1,161	1,289	888
Real estate acquisition and development expense	2,750	1,242	11,204
General and administrative	28,708	25,399	26,661
Total	$44,747	$41,566	$56,703

Following the amendment of our 2021 Equity and Performance-Based Incentive Plan in February 2024, which further provided for the grant of awards in the form of LTIP units and AO LTIP units of PSA OP, we issued LTIP units and AO LTIP units in substitution for 156,632 RSUs and 2,238,874 stock options, respectively. The LTIP units and AO LTIP units issued have the same vesting conditions as the original awards and remain classified as equity awards. The fair value of the LTIP units and AO LTIP units issued is materially the same as the original awards immediately before the substitution. As a result, we did not adjust the share-based compensation costs associated with these substituted awards.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
For the years ended December 31, 2024, 2023, and 2022, we incurred share-based compensation cost for RSUs and LTIP units of $34.4 million, $28.2 million, and $39.9 million, respectively.
Among the 128,565 RSUs and LTIP units granted in 2024, 34,550 performance-based LTIP unit awards and 3,770 performance-based RSUs were granted to certain executive officers and key employees. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 69,100 LTIP units. The vesting of performance-based RSUs is dependent upon meeting certain operational performance targets in 2024 and continued service through 2028. These performance targets were met at 100% achievement at December 31, 2024.
During 2023, 37,211 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These RSUs require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target RSUs originally granted. During 2024, we issued LTIP units in substitution for these outstanding RSUs.
During 2022, 21,985 RSUs were awarded where vesting is dependent upon meeting certain market conditions over a three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. During 2024, we issued LTIP units in substitution for these RSUs. As of December 31, 2024, these targets were met at 130% achievement.
Remaining compensation cost related to RSUs and LTIP units outstanding at December 31, 2024 totals approximately $68.6 million and is expected to be recognized over the next three years on average. The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Service-Based		Performance-Based (a)		Total
	Number of Awards	Weighted-Average Grant-Date Fair Value	Number of Awards	Weighted-Average Grant-Date Fair Value	Number of Awards	Weighted-Average Grant-Date Fair Value
Unvested awards outstanding January 1, 2022	524,572	$249.90	46,250	$275.12	570,822	$251.95
Granted	51,575	293.43	21,985	465.11	73,560	344.74
Vested	(146,138)	(240.71)	—	—	(146,138)	(240.71)
Forfeited	(22,197)	(256.50)	—	—	(22,197)	(256.50)
Unvested awards outstanding December 31, 2022	407,812	$258.34	68,235	$336.33	476,047	$269.52
Granted	77,974	296.19	37,211	295.61	115,185	296.01
Vested	(132,909)	(245.19)	(9,250)	(275.12)	(142,159)	(247.13)
Forfeited	(30,229)	(266.60)	(2,183)	(300.86)	(32,412)	(268.91)
Unvested awards outstanding December 31, 2023	322,648	$272.14	94,013	$327.06	416,661	$284.53
Granted (b)	83,651	308.24	44,914	228.68	128,565	280.45
Vested	(130,321)	(259.20)	(10,004)	(275.12)	(140,325)	(260.33)
Forfeited	(18,104)	(286.93)	(866)	(300.86)	(18,970)	(287.57)
Unvested awards outstanding December 31, 2024	257,874	$289.35	128,057	$296.79	385,931	$291.82

	2024	2023	2022
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares and vested LTIP units on vesting date	$41,848	$41,999	$47,244
Cash paid for taxes upon vesting in lieu of issuing common shares	$12,667	$13,950	$16,827
Common shares issued upon vesting	63,840	96,657	99,009
Vested LTIP units issued upon vesting	40,396	—	—

Average assumptions used in valuing restricted share and LTIP units with market conditions with the Monte-Carlo simulation method:
Time from the valuation date to the end of the performance period	3	3	3
Risk-free interest rate	4.2%	3.8%	1.6%
Expected volatility, based upon historical volatility	23.8%	28.2%	26.5%
Expected dividend yield	4.3%	4.1%	2.3%
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)Amount granted for performance-based awards includes 6,594 LTIP units for payout adjustments based on Total Shareholder Return modifier for awards granted in 2022.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

For the years ended December 31, 2024, 2023, and 2022, we incurred share-based compensation cost for outstanding stock options of $12.7 million, $14.9 million and $19.9 million, respectively.
During 2024, we granted 106,484 of service-based AO LTIP units, 63,717 of performance-based AO LTIP units, and 3,600 service-based options to certain executive officers and trustees. The vesting of the performance-based AO LTIP units is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These performance-based AO LTIP units require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 127,434 AO LTIP units.
During 2023, we granted 60,000 stock options in connection with non-management trustee compensation. 117,168 stock options were awarded during 2023 where vesting is dependent upon meeting certain market conditions over the three-year period from March 15, 2023 through March 14, 2026, with continued service-based vesting through the first quarter of 2028. These stock options require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning up to 200% of the target options originally granted. During 2024, we issued AO LTIP units in substitution for these stock options.
During 2022, 77,683 stock options were awarded where vesting is dependent upon meeting certain market conditions over the three-year period from January 1, 2022 through December 31, 2024, with continued service-based vesting through the first quarter of 2027. During 2024, we issued AO LTIP units in substitution for these stock options. As of December 31, 2024, these targets were met at 130% achievement.
The stock options and AO LTIP units outstanding at December 31, 2024 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $172.5 million and remaining average contractual lives of approximately five years. Total compensation cost related to nonvested AO LTIP units and stock options that have not yet been recognized is $10.2 million and are expected to be recognized as compensation cost over approximately two years on average. Exercisable stock options and convertible AO LTIP units have an aggregate intrinsic value of approximately $143.4 million at December 31, 2024 and remaining average contractual lives of approximately four years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Additional information with respect to stock options and AO LTIP units during 2024, 2023, and 2022 is as follows:

	Service-Based		Performance-Based (a)		Total
	Number of Awards	Weighted Average Exercise or Conversion Price per Award	Number of Awards	Weighted Average Exercise or Conversion Price per Award	Number of Awards	Weighted Average Exercise or Conversion Price per Award
Awards outstanding January 1, 2022	1,899,951	$208.16	1,140,000	$229.16	3,039,951	$216.04
Granted	65,000	398.97	138,933	299.88	203,933	331.46
Special dividend adjustment (b)	62,512	N/A	41,836	N/A	104,348	N/A
Exercised	(173,422)	(189.95)	(10,327)	(221.68)	(183,749)	(191.74)
Awards outstanding December 31, 2022	1,854,041	$209.53	1,310,442	$229.39	3,164,483	$217.75
Granted (c)	60,000	286.81	180,425	265.46	240,425	270.79
Exercised	(272,250)	(167.15)	(34,401)	(221.68)	(306,651)	(173.26)
Cancelled	(12,049)	(293.81)	(34,987)	(229.34)	(47,036)	(245.86)
Awards outstanding December 31, 2023	1,629,742	$218.83	1,421,479	$234.16	3,051,221	$225.97
Granted (d)	110,084	278.82	87,782	297.12	197,866	286.94
Exercised or converted (e)	(381,850)	(194.09)	(301,498)	(221.83)	(683,348)	(206.33)
Cancelled	(10,110)	(320.69)	(5,164)	(221.68)	(15,274)	(287.21)
Awards outstanding December 31, 2024	1,347,866	$229.98	1,202,599	$241.90	2,550,465	$235.60
Awards exercisable or convertible at December 31, 2024	1,187,232	$221.59	612,112	$221.97	1,799,344	$221.72

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)On August 4, 2022, we paid a Special Dividend of $13.15 per common share to shareholders of record as of August 1, 2022. Stock options that were outstanding at the time of the Special Dividend were adjusted pursuant to the anti-dilution provisions of the Company’s applicable equity and performance-based incentive compensation plans that provide for equitable adjustments in the event of an extraordinary cash dividend. The anti-dilution adjustments proportionately increased the number of outstanding stock options and reduced the exercise prices of outstanding stock options by a conversion rate of 1.03275, resulting in an increase of 104,348 stock options outstanding. The adjustments did not result in incremental share-based compensation expense.
(c)Amount granted for performance-based stock options includes 63,257 options for payout adjustments based on Total Shareholder Return modifier for options granted in 2021.
(d)Amount granted for performance-based awards includes 24,065 AO LTIP units for payout adjustments based on Total Shareholder Return for awards granted in 2022.
(e)214,996 common shares were issued upon the exercise of stock options. 186,944 vested LTIP units were issued upon conversion of 468,352 AO LTIP units in the year ended December 31, 2024.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	2024	2023	2022
Aggregate exercise date intrinsic value of options and AO LTIP units exercised or converted during the year (in 000's)	$85,833	$35,662	$27,210

Average assumptions used in valuing options and AO LTIP units with the Black-Scholes method:
Expected life of options in years	6	6	6
Risk-free interest rate	4.2%	3.5%	2.9%
Expected volatility, based upon historical volatility	24.4%	24.4%	22.9%
Expected dividend yield	4.3%	4.2%	2.0%

Average assumptions used in valuing options and AO LTIP units with market conditions with the Monte-Carlo simulation method:
Expected life of options in years	7	7	7
Risk-free interest rate	4.1%	3.5%	1.8%
Expected volatility, based upon historical volatility	24.1%	23.8%	22.6%
Expected dividend yield	4.3%	4.1%	2.3%

Average estimated value of options and AO LTIP units granted during the year	$51.33	$56.86	$87.57
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, or fully-vested DSUs to be settled at a specified future date. Unrestricted common shares and/or DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During 2024, we granted 1,836 DSUs and 434 unrestricted common shares. During 2024, 871 previously granted DSUs were settled in common shares. A total of 11,734 DSUs were outstanding at December 31, 2024 (10,769 at December 31, 2023).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units representing 138,739 common shares were excluded from the computation of diluted earnings per share for 2024, as compared to 375,577 common shares for 2023, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the year ended December 31, 2024, 2023, and 2022, respectively (in thousands, except per share amounts):

	For the Years Ended December 31,
	2024	2023	2022
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$1,872,685	$1,948,741	$4,142,288

Denominator for basic net income per share - weighted average common shares outstanding	175,351	175,472	175,257
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	687	671	1,023
Denominator for dilutive net income per share - weighted average common shares outstanding	176,038	176,143	176,280

Net income per common share:
Basic	$10.68	$11.11	$23.64
Dilutive	$10.64	$11.06	$23.50

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

13. Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our President and Chief Executive Officer, who is our chief operating decision maker (“CODM”).
Self-Storage Operations
The Self-Storage Operations reportable segment reflects the aggregated rental operations from the self-storage facilities we own through the following operating segments: (i) Same Store Facilities, (ii) Acquired Facilities, (iii) Newly Developed and Expanded Facilities, and (iv) Other Non-Same Store Facilities. Our CODM evaluates performance and allocates resources for the Self-Storage Operations reportable segment based on its Net Operating Income (“NOI”), which represents the related revenue less cost of operations. Our CODM utilizes NOI during the budget and forecasting process to allocate capital and personnel resources and evaluates financial performance and operating trends of the reportable segment based on the budget-to-actual variance and year-over-year change of the NOI on an ongoing basis.
The presentation in the table below sets forth the revenue, significant expense categories, and NOI of this reportable segment, as well as the related depreciation expense. For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations reportable segment.
Ancillary Operations
The Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and third party property management operating segments.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	For the Years Ended December 31,
	2024	2023	2022

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$4,395,993	$4,259,613	$3,946,028
Cost of operations:
Property taxes	(451,992)	(411,323)	(385,034)
On-site property manager payroll	(167,258)	(164,405)	(152,914)
Repairs and maintenance	(93,763)	(83,429)	(74,857)
Utilities	(63,611)	(62,462)	(61,510)
Marketing	(106,414)	(90,717)	(63,358)
Other direct property costs	(122,119)	(114,879)	(101,939)
Supervisory payroll	(51,616)	(50,065)	(50,895)
Centralized management costs	(67,820)	(71,034)	(71,752)
Share-based compensation	(12,127)	(13,636)	(17,950)
Total cost of operations	(1,136,720)	(1,061,950)	(980,209)
Net operating income	3,259,273	3,197,663	2,965,819
Depreciation and amortization	(1,129,766)	(970,056)	(888,146)
Net income	2,129,507	2,227,607	2,077,673

Ancillary Operations
Revenue	299,623	258,077	236,135
Cost of operations	(121,281)	(85,996)	(72,698)
Net operating income	178,342	172,081	163,437

Total net income allocated to segments	2,307,849	2,399,688	2,241,110

Other items not allocated to segments:
Real estate acquisition and development expense	(15,506)	(26,451)	(28,744)
General and administrative	(106,677)	(80,632)	(71,672)
Interest and other income	67,212	85,590	40,567
Interest expense	(287,401)	(201,132)	(136,319)
Equity in earnings of unconsolidated real estate entities	19,821	27,897	106,981
Foreign currency exchange gain (loss)	102,244	(51,197)	98,314
Gain on sale of real estate	1,537	17,178	1,503
Gain on sale of equity investment in PS Business Parks, Inc.	—	—	2,128,860
Income tax expense	(4,669)	(10,821)	(14,326)
Net income	$2,084,410	$2,160,120	$4,366,274

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At December 31, 2024, there were approximately 1.4 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $6.8 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $194.9 million at December 31, 2024. We expect to pay approximately $166.1 million in 2025 and $28.8 million in 2026 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $61.8 million at December 31, 2024. We expect to pay approximately $4.1 million in each of 2025 and 2026, $2.7 million in 2027, $2.5 million in each of 2028 and 2029, and $45.9 million thereafter for these commitments.
We have an unfunded loan commitment totaling $12.5 million at December 31, 2024. We expect to fund the loan in 2025 subject to the satisfaction of certain conditions.
15. Subsequent Events
Subsequent to December 31, 2024, we acquired or were under contract to acquire nine self-storage facilities across six states with 0.7 million net rentable square feet, for $140.7 million.
In early 2025, multiple wildfires erupted in southern California and caused significant destruction of business and residential structures. We did not incur any direct property damage in the affected areas. In response to the devastation, a “State of Emergency” has been declared for Los Angeles County and Ventura County, under which a temporary governmental pricing limitation is in place for our self-storage facilities located in these counties. These self-storage facilities generated approximately 10% of revenues earned by our Same Store Facilities in 2024. We anticipate a potentially significant negative impact on the revenue growth from these self-storage facilities, the extent of which depends largely on the duration of the State of Emergency order and other future actions by government authorities, among other factors.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2024
Description	No. of Facilities	Net Rentable Square Feet	2024 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Self-storage facilities by market:
Los Angeles	232	17,467	$248	$574,307	$1,111,245	$549,871	$579,775	$1,655,648	$2,235,423	$1,062,270
Dallas/Ft. Worth	218	19,443	—	378,140	2,255,401	274,810	380,571	2,527,780	2,908,351	632,547
Houston	166	13,963	—	273,784	912,051	336,695	273,106	1,249,424	1,522,530	476,974
Chicago	143	9,309	—	156,554	519,539	207,680	159,391	724,382	883,773	476,306
San Francisco	141	9,422	—	245,623	557,398	361,192	258,374	905,839	1,164,213	627,244
Washington DC	119	8,470	—	423,176	1,329,933	227,094	438,682	1,541,521	1,980,203	567,893
Atlanta	115	7,697	1,460	143,692	434,433	141,734	144,055	575,804	719,859	355,586
Orlando/Daytona	111	6,529	—	177,574	590,015	108,423	183,055	692,957	876,012	244,461
New York	106	8,034	—	314,288	736,217	392,123	320,926	1,121,702	1,442,628	636,153
Seattle/Tacoma	102	7,333	—	246,108	634,810	225,107	248,368	857,657	1,106,025	488,989
Miami	100	7,545	—	259,200	563,334	205,780	261,093	767,221	1,028,314	465,690
Denver	71	5,313	—	120,585	328,245	129,745	121,305	457,270	578,575	223,070
Minneapolis/St. Paul	68	5,505	—	128,142	332,631	154,639	131,695	483,717	615,412	210,948
Tampa	68	4,734	—	107,321	371,573	101,191	110,635	469,450	580,085	194,524
Philadelphia	67	4,470	—	66,271	297,576	99,517	65,292	398,072	463,364	219,646
Charlotte	62	4,752	—	89,937	250,135	109,993	97,800	352,265	450,065	190,588
Detroit	54	3,963	—	77,077	289,354	83,259	78,484	371,206	449,690	171,808
Phoenix	53	3,920	—	108,051	367,874	67,421	108,042	435,304	543,346	175,570
Baltimore	51	4,160	—	141,077	787,692	81,603	142,301	868,071	1,010,372	203,133
Portland	50	2,929	—	65,013	225,043	56,624	65,671	281,009	346,680	151,739
Oklahoma City	48	3,527	—	69,100	310,648	35,229	69,100	345,877	414,977	65,848
West Palm Beach	46	3,850	—	156,788	221,479	129,817	157,736	350,348	508,084	193,751
San Antonio	41	2,936	—	56,453	237,783	46,153	56,411	283,978	340,389	107,429
Raleigh	40	2,899	—	92,421	233,949	56,297	93,390	289,277	382,667	107,472
Austin	39	3,103	—	72,382	212,110	62,590	74,904	272,178	347,082	131,590
Indianapolis	37	2,450	—	46,160	171,251	32,612	47,160	202,863	250,023	74,840
Norfolk	36	2,197	—	47,939	125,410	38,406	47,378	164,377	211,755	97,324
Sacramento	36	2,120	—	32,023	92,323	45,327	32,507	137,166	169,673	102,237
Columbia	35	2,237	—	39,521	165,797	34,641	40,280	199,679	239,959	62,235
Columbus	32	2,432	—	55,843	143,208	42,154	55,950	185,255	241,205	69,078
Kansas City	31	2,119	—	20,212	114,080	62,257	20,412	176,137	196,549	82,289
Boston	29	2,038	—	85,717	223,625	43,838	86,283	266,897	353,180	148,893
Las Vegas	27	1,857	—	35,047	148,111	27,347	34,295	176,210	210,505	71,762
St. Louis	27	1,749	—	22,546	85,838	48,397	24,295	132,486	156,781	81,773
Nashville/Bowling Green	25	1,651	—	46,669	134,144	38,632	46,667	172,778	219,445	46,574
San Diego	24	2,340	—	89,782	162,043	78,791	92,292	238,324	330,616	132,474

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2024
Description	No. of Facilities	Net Rentable Square Feet	2024 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Memphis	22	1,418	—	27,627	167,899	17,992	28,980	184,538	213,518	37,310
Cincinnati	22	1,338	—	21,126	79,210	32,176	21,044	111,468	132,512	45,948
Mobile	20	1,168	—	26,313	99,387	13,595	26,140	113,155	139,295	25,324
Fort Myers/Naples	17	1,346	—	36,676	121,930	26,861	36,910	148,557	185,467	37,930
Colorado Springs	17	1,169	—	13,667	64,569	29,288	13,664	93,860	107,524	42,074
Greensville/Spartanburg/Asheville	17	1,051	—	13,415	73,643	17,783	14,331	90,510	104,841	32,180
Louisville	16	982	—	24,868	50,185	13,271	24,867	63,457	88,324	26,745
Richmond	16	789	—	21,121	56,202	11,382	20,926	67,779	88,705	30,745
Charleston	15	1,056	—	19,490	69,158	27,340	20,466	95,522	115,988	40,459
Milwaukee	15	964	—	13,189	32,071	16,008	13,158	48,110	61,268	39,900
Jacksonville	15	922	—	14,454	47,415	18,660	14,503	66,026	80,529	43,028
Greensboro	15	911	—	15,590	43,181	21,084	17,679	62,176	79,855	36,395
Birmingham	15	606	—	6,316	25,567	21,603	6,204	47,282	53,486	33,526
Chattanooga	13	857	—	10,030	45,578	12,357	9,832	58,133	67,965	23,983
Salt Lake City	13	800	—	20,454	41,607	9,197	20,103	51,155	71,258	20,838
Savannah	13	766	—	36,503	52,174	9,443	35,175	62,945	98,120	27,963
Honolulu	12	896	—	69,611	127,041	24,917	70,528	151,041	221,569	92,010
New Orleans	12	863	—	14,096	72,425	15,022	14,264	87,279	101,543	38,687
Omaha	11	938	—	17,965	69,085	6,836	17,965	75,921	93,886	17,172
Hartford/New Haven	11	693	—	6,778	19,959	28,640	8,443	46,934	55,377	38,998
Cleveland/Akron	10	631	—	5,916	30,775	10,568	6,309	40,950	47,259	18,181
Augusta	10	584	—	9,833	35,451	6,567	9,833	42,018	51,851	12,832
Buffalo/Rochester	9	462	—	6,785	17,954	8,612	6,783	26,568	33,351	18,780
Boise	7	671	—	16,756	71,912	2,284	16,756	74,196	90,952	10,162
Reno	7	559	—	5,487	18,704	7,969	5,487	26,673	32,160	16,796
Tucson	7	439	—	9,403	25,491	9,538	9,884	34,548	44,432	26,539
Wichita	7	433	—	2,017	6,691	11,032	2,130	17,610	19,740	13,483
Monterey/Salinas	7	329	—	8,465	24,151	8,076	8,455	32,237	40,692	27,888
Evansville	5	326	—	2,340	14,316	2,720	2,312	17,064	19,376	6,831
Huntsville/Decatur	5	298	—	9,161	13,481	5,098	9,108	18,632	27,740	8,473
Roanoke	5	298	—	6,916	27,161	1,922	6,916	29,083	35,999	6,602
Dayton	5	284	—	1,074	8,975	6,498	1,073	15,474	16,547	9,063
Fort Wayne	4	271	—	3,487	11,003	4,736	3,487	15,739	19,226	7,531
Providence	4	248	—	2,644	26,118	4,707	2,644	30,825	33,469	9,803
Lansing	4	233	—	2,048	22,897	2,235	2,048	25,132	27,180	4,352
Palm Springs	3	242	—	8,309	18,065	3,544	8,309	21,609	29,918	15,348
Flint	3	191	—	2,734	19,228	1,044	2,733	20,273	23,006	3,492

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2024
Description	No. of Facilities	Net Rentable Square Feet	2024 Encum- brances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Rochester	3	155	—	2,142	10,787	4,201	2,075	15,055	17,130	5,475
Shreveport	2	150	—	817	3,030	3,522	741	6,628	7,369	5,578
Springfield/Holyoke	2	144	—	1,428	3,380	2,752	1,427	6,133	7,560	5,508
Santa Barbara	2	98	—	5,733	9,106	1,227	5,733	10,333	16,066	7,708
Topeka	2	94	—	225	1,419	2,896	225	4,315	4,540	3,423
Joplin	1	56	—	264	904	1,454	264	2,358	2,622	1,804
Syracuse	1	55	—	545	1,279	1,544	545	2,823	3,368	2,295
Modesto/Fresno/Stockton	1	33	—	44	206	1,465	193	1,522	1,715	1,271

Commercial and non-operating real estate			—	12,307	19,892	154,431	13,352	173,278	186,630	95,045
	3,073	221,280	$1,708	$5,620,692	$17,476,960	$5,381,086	$5,711,685	$22,767,053	$28,478,738	$10,426,186
Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally between 5 to 40 years. In addition, disclosures of the number and square footage of our facilities are unaudited.