Form 10-Q
period 2025-03-31
Public Storage
filed 2025-04-30
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 23, 2025:
Common Shares of beneficial interest, $0.10 par value per share – 175,431,344 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS

Cash and equivalents	$287,177	$447,416
Real estate facilities, at cost:
Land	5,761,652	5,711,685
Buildings	23,079,380	22,767,053
	28,841,032	28,478,738
Accumulated depreciation	(10,682,425)	(10,426,186)
	18,158,607	18,052,552
Construction in process	240,669	308,101
	18,399,276	18,360,653

Investment in unconsolidated real estate entity	374,115	382,490
Goodwill and other intangible assets, net	263,203	282,187
Other assets	291,675	282,188
Total assets	$19,615,446	$19,754,934

LIABILITIES AND EQUITY

Notes payable	$9,424,558	$9,353,034
Accrued and other liabilities	520,536	588,248
Total liabilities	9,945,094	9,941,282

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2024) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,430,172 shares issued (175,408,393 shares at December 31, 2024)	17,543	17,541
Paid-in capital	6,124,382	6,116,113
Accumulated deficit	(867,425)	(699,083)
Accumulated other comprehensive loss	(58,244)	(71,965)
Total Public Storage shareholders’ equity	9,566,256	9,712,606
Noncontrolling interests	104,096	101,046
Total equity	9,670,352	9,813,652
Total liabilities and equity	$19,615,446	$19,754,934

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues:
Self-storage facilities	$1,102,998	$1,086,045
Ancillary operations	80,186	71,175
	1,183,184	1,157,220

Expenses:
Self-storage cost of operations	301,154	297,414
Ancillary cost of operations	30,693	27,069
Depreciation and amortization	282,715	285,203
Real estate acquisition and development expense	7,423	3,717
General and administrative	25,184	21,336
Interest expense	72,009	67,778
	719,178	702,517

Other increases (decreases) to net income:
Interest and other income	13,234	13,966
Equity in earnings of unconsolidated real estate entities	3,627	6,090
Foreign currency exchange (loss) gain	(68,695)	37,543
Gain on sale of real estate	45	874
Income before income tax expense	412,217	513,176
Income tax expense	(1,426)	(1,479)
Net income	410,791	511,697
Allocation to noncontrolling interests	(3,000)	(2,749)
Net income allocable to Public Storage shareholders	407,791	508,948
Allocation of net income to:
Preferred shareholders	(48,678)	(48,678)
Restricted share units and unvested LTIP units	(883)	(1,061)
Net income allocable to common shareholders	$358,230	$459,209
Net income per common share:
Basic	$2.04	$2.61
Diluted	$2.04	$2.60

Basic weighted average common shares outstanding	175,419	175,700
Diluted weighted average common shares outstanding	175,942	176,350
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$410,791	$511,697
Foreign currency translation gain (loss) on investment in Shurgard	13,724	(7,275)
Total comprehensive income	424,515	504,422
Allocation to noncontrolling interests	(3,003)	(2,748)
Comprehensive income allocable to Public Storage shareholders	$421,512	$501,674

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (21,779 shares)	—	2	3,215	—	—	3,217	—	3,217
Taxes withheld upon net share settlement of restricted share units	—	—	(2,668)	—	—	(2,668)	—	(2,668)
Share-based compensation cost	—	—	11,193	—	—	11,193	—	11,193
Acquisition of noncontrolling interests	—	—	(105)	—	—	(105)	2	(103)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,153	1,153
Net income	—	—	—	410,791	—	410,791	—	410,791
Net income allocated to noncontrolling interests	—	—	—	(3,000)	—	(3,000)	3,000	—
Reallocation of equity	—	—	(3,366)	—	—	(3,366)	3,366	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,474)	(4,474)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(527,455)	—	(527,455)	—	(527,455)
Other comprehensive income	—	—	—	—	13,721	13,721	3	13,724
Balances at March 31, 2025	$4,350,000	$17,543	$6,124,382	$(867,425)	$(58,244)	$9,566,256	$104,096	$9,670,352
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares in connection with share-based compensation (52,834 shares)	—	5	7,828	—	—	7,833	—	7,833
Taxes withheld upon net settlement of restricted share units	—	—	(5,328)	—	—	(5,328)	—	(5,328)
Share-based compensation cost	—	—	11,305	—	—	11,305	—	11,305
Contributions by noncontrolling interests	—	—	—	—	—	—	1,327	1,327
Net income	—	—	—	511,697	—	511,697	—	511,697
Net income allocated to noncontrolling interests	—	—	—	(2,749)	—	(2,749)	2,749	—
Reallocation of equity	—	—	(2,959)	—	—	(2,959)	2,959	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,166)	(4,166)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(528,363)	—	(528,363)	—	(528,363)
Other comprehensive loss	—	—	—	—	(7,274)	(7,274)	(1)	(7,275)
Balances at March 31, 2024	$4,350,000	$17,572	$5,991,606	$(336,003)	$(74,513)	$9,948,662	$96,636	$10,045,298

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$410,791	$511,697
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(45)	(874)
Depreciation and amortization	282,715	285,203
Equity in earnings of unconsolidated real estate entities	(3,627)	(6,090)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	432	352
Unrealized foreign currency exchange loss (gain)	68,664	(37,467)
Share-based compensation expense	10,283	10,347
Impairment write-down of real estate investments	3,827	—
Other non-cash adjustments	2,707	2,781
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	8,702	(16,231)
Accrued and other liabilities	(79,386)	(84,132)
Net cash flows from operating activities	705,063	665,586
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(44,960)	(66,376)
Capital expenditures for property enhancements	—	(25,046)
Capital expenditures for energy efficiencies (LED lighting, solar)	(13,049)	(13,058)
Development and expansion of real estate facilities	(66,481)	(84,527)
Acquisition of real estate facilities and intangible assets	(140,990)	—
Issuance of notes receivable	(23,636)	—
Proceeds from sale of real estate investments	2,599	2,423
Net cash flows used in investing activities	(286,517)	(186,584)
Cash flows from financing activities:
Repayments of notes payable	(33)	(36)
Issuance of common shares in connection with share-based compensation	3,184	7,800
Taxes paid upon net share settlement of restricted share units	(2,668)	(5,328)
Acquisition of noncontrolling interests	(103)	—
Contributions by noncontrolling interests	1,153	1,327
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(575,844)	(576,792)
Distributions paid to noncontrolling interests	(4,474)	(4,166)
Net cash flows used in financing activities	(578,785)	(577,195)
Net decrease in cash and equivalents, including restricted cash	$(160,239)	$(98,193)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$447,416	$370,002
Restricted cash included in other assets	—	30,373
	$447,416	$400,375

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$287,177	$271,645
Restricted cash included in other assets	—	30,537
	$287,177	$302,182

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(7,646)	$(5,976)
Capital expenditures for property enhancements	—	(2,580)
Capital expenditures for energy efficiencies (LED lighting, solar)	(1,402)	(702)
Construction or expansion of real estate facilities	(42,084)	(41,460)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$82,509	$75,745
Cash paid for income taxes, net of refunds	(230)	1,521

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

1. Description of the Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, and other related operations such as tenant reinsurance, merchandise sales, third party management, and bridge lending to third-party self-storage owners, as well as the acquisition and development of additional self-storage space.
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of March 31, 2025, Public Storage owned all of the general partner interests and approximately 99.81% of the limited partnership interests of PSA OP, with the remaining 0.19% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At March 31, 2025, we owned interests in 3,085 self-storage facilities (with approximately 222.7 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.0 million net rentable square feet of commercial and retail space. In addition, we managed 314 facilities (with approximately 24.4 million net rentable square feet) for third parties at March 31, 2025.
At March 31, 2025, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 318 self-storage facilities (with approximately 18 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 15) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
3. Real Estate Facilities
Activity in real estate facilities during the three months ended March 31, 2025 is as follows:

Three Months Ended March 31, 2025
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$28,478,738
Capital expenditures to maintain real estate facilities	44,141
Capital expenditures for energy efficiencies (LED lighting, solar)	13,326
Acquisitions	136,652
Transfers and dispositions, net	23,821
Developed or expanded facilities opened for operation	144,354
Ending balance	28,841,032
Accumulated depreciation:
Beginning balance	(10,426,186)
Depreciation expense	(256,239)
Ending balance	(10,682,425)
Construction in process:
Beginning balance	308,101
Costs incurred to develop and expand real estate facilities	79,319
Write-off of cancelled projects and transfer to other assets	(2,397)
Developed or expanded facilities opened for operation	(144,354)
Ending balance	240,669
Total real estate facilities at March 31, 2025	$18,399,276
During the three months ended March 31, 2025, we acquired nine self-storage facilities (0.7 million net rentable square feet of storage space), for a total cost of $141.0 million in cash. Approximately $4.3 million of the total cost was allocated to intangible assets. During the three months ended March 31, 2025, we completed development and redevelopment activities costing $144.4 million, adding 0.7 million net rentable square feet of self-storage space. Construction in process at March 31, 2025 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities. During the three months ended March 31, 2025, we recognized $3.8 million of impairment write-down of certain land development parcels that are or will be marketed for sale. These land development parcels were included in other assets on the Consolidated Balance Sheet, and the related impairment write-down was classified as real estate acquisition and development expense on the Consolidated Statements of Income.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

4. Investment in Unconsolidated Real Estate Entity
Throughout all periods presented, we had an approximately 35% equity interest in Shurgard. At March 31, 2025, we owned 34,619,733 common shares of Shurgard. Based upon the closing price at March 31, 2025 (€33.40 per share of Shurgard common stock, at 1.082 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.3 billion.
Our equity in earnings of Shurgard comprise our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the three months ended March 31, 2025 and 2024, we received $1.2 million and $1.0 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $0.4 million of intra-entity profits and losses for each of the three months ended March 31, 2025 and 2024, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our Consolidated Statements of Income.
At March 31, 2025, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $35.6 million ($62.6 million at December 31, 2024). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $1.3 million and $2.4 million during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we transferred $25.7 million of the Shurgard Basis Differential to Real Estate Facilities.
As of March 31, 2025 and 2024, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $13.7 million other comprehensive income and $7.3 million other comprehensive loss during the three months ended March 31, 2025 and 2024, respectively.
5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At March 31, 2025			At December 31, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,012,449	(933,913)	78,536	1,008,111	(910,591)	97,520
Total goodwill and other intangible assets	$1,197,116	$(933,913)	$263,203	$1,192,778	$(910,591)	$282,187
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $23.3 million and $35.8 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, intangibles increased $4.3 million, in connection with the acquisition of real estate facilities (Note 3).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The estimated future amortization expense for our finite-lived intangible assets at March 31, 2025 is as follows (amounts in thousands):

Year	Amount
Remainder of 2025	$49,081
2026	22,578
2027	3,007
2028	377
2029	212
Thereafter	3,281
Total	$78,536
6. Notes Receivable
We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. The bridge loans, collateralized by operating self-storage properties, typically have a term of three years or four years with two one-year extensions, and have variable interest rates. At March 31, 2025, we had a notes receivable balance of $33.8 million included in other assets and an unfunded loan commitment of $21.0 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. As of March 31, 2025, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was immaterial.
7. Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at March 31, 2025). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at March 31, 2025). At March 31, 2025 and April 30, 2025, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.6 million at March 31, 2025 ($19.4 million at December 31, 2024). The Credit Facility has various customary restrictive covenants with which we were in compliance at March 31, 2025.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

8. Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2025 and December 31, 2024 are set forth in the tables below:

			Amounts at March 31, 2025				Amounts at December 31, 2024
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due July 25, 2025	SOFR+0.60%	5.164%	$400,000	$(260)	$399,740	$400,649	$399,537	$400,714
Notes due February 15, 2026	0.875%	1.030%	500,000	(655)	499,345	484,785	499,160	479,639
Notes due November 9, 2026	1.500%	1.640%	650,000	(1,399)	648,601	621,658	648,383	614,981
Notes due April 16, 2027	SOFR+0.70%	5.060%	700,000	(2,196)	697,804	702,426	697,544	706,119
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,304)	498,696	484,724	498,564	480,904
Notes due May 1, 2028	1.850%	1.962%	650,000	(2,075)	647,925	602,684	647,756	592,876
Notes due November 9, 2028	1.950%	2.044%	550,000	(1,736)	548,264	504,650	548,144	494,867
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,214)	497,786	510,566	497,639	506,074
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,249)	498,751	478,322	498,673	472,031
Notes due May 1, 2031	2.300%	2.419%	650,000	(4,156)	645,844	563,567	645,673	555,387
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,340)	547,660	470,548	547,570	459,682
Notes due August 1, 2033	5.100%	5.207%	700,000	(4,827)	695,173	704,674	695,028	695,171
Notes due August 1, 2053	5.350%	5.474%	900,000	(15,638)	884,362	863,220	884,224	856,992
			7,750,000	(40,049)	7,709,951	7,392,473	7,707,895	7,315,437

Euro Denominated Unsecured Debt
Notes due November 3, 2025	2.175%	2.175%	261,887	—	261,887	260,778	251,385	249,979
Notes due September 9, 2030	0.500%	0.640%	757,483	(6,092)	751,391	650,311	720,735	630,159
Notes due January 24, 2032	0.875%	0.978%	541,059	(3,652)	537,407	453,855	515,575	443,113
Notes due April 11, 2039	4.080%	4.080%	162,318	(71)	162,247	163,526	155,736	166,979
			1,722,747	(9,815)	1,712,932	1,528,470	1,643,431	1,490,230

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.1 million	4.308%	4.308%	1,675	—	1,675	1,620	1,708	1,591

			$9,474,422	$(49,864)	$9,424,558	$8,922,563	$9,353,034	$8,807,258

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.
U.S. Dollar Denominated Unsecured Notes
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at March 31, 2025. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 17% at March 31, 2025) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 12x for the twelve months ended March 31, 2025) as well as covenants limiting the amount we can encumber our properties with mortgage debt.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Euro Denominated Unsecured Notes
At March 31, 2025, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €500.0 million issued in a public offering on January 24, 2020, (iii) €700.0 million issued in a public offering on September 9, 2021, and (iv) €150.0 million issued to institutional investors on April 11, 2024. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange (loss) gain” on our income statement (losses of $69.2 million and gains of $37.8 million for the three months ended March 31, 2025 and 2024, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At March 31, 2025, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At March 31, 2025, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2025	$661,887	$99	$661,986
2026	1,150,000	138	1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
Thereafter	4,260,860	1,075	4,261,935
	$9,472,747	$1,675	$9,474,422
Weighted average effective rate	3.1%	4.3%	3.1%
Interest capitalized as real estate totaled $1.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
9. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At March 31, 2025, certain of these subsidiaries have issued 499,966 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 12 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At March 31, 2025, approximately 0.19% of the partnership interests of PSA OP, representing 340,602 vested LTIP units, were not owned by the Company. There were no outstanding OP Units not owned by the Company at March 31, 2025. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.
10. Shareholders’ Equity

Preferred Shares
At March 31, 2025 and December 31, 2024, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2025		At December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At March 31, 2025, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $527.2 million ($3.00 per share/unit) and $528.1 million ($3.00 per share/unit) for the three months ended March 31, 2025 and 2024, respectively. In addition, we accrued $0.3 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for each of the three months ended March 31, 2025 and 2024. Preferred share dividends totaled $48.7 million for each of the three months ended March 31, 2025 and 2024.
11. Related Party Transactions
At March 31, 2025, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 66 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $0.5 million for each of the three months ended March 31, 2025 and 2024.
12. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table. In addition, $0.6 million of share-based compensation cost was capitalized as real estate facilities for each the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)

Self-storage cost of operations	$3,131	$3,245
Ancillary cost of operations	335	376
Real estate acquisition and development expense	854	688
General and administrative	5,963	6,038
Total	$10,283	$10,347

As of March 31, 2025, there was $85.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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
Below is a summary of award activity issued in the form of RSUs and LTIP units for the three months ended March 31, 2025.

	Service-Based	Performance-Based (a)	Total
Unvested awards outstanding January 1, 2025	257,874	128,057	385,931
Granted (b)	1,822	36,802	38,624
Vested (c)	(34,214)	(26,394)	(60,608)
Forfeited	(7,637)	—	(7,637)
Unvested awards outstanding March 31, 2025	217,845	138,465	356,310
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the three months ended March 31, 2025, 36,802 performance-based LTIP unit awards (at target) were granted to certain executive officers. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 73,604 LTIP units.
(c)8,090 common shares were issued from the vesting of RSUs.
For the three months ended March 31, 2025, we incurred share-based compensation cost for RSUs and LTIP units of $8.2 million as compared to $7.9 million for the same period in 2024.

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

Below is a summary of award activity issued in the form of stock options and AO LTIP units for the three months ended March 31, 2025.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	Service-Based	Performance-Based (a)	Total
Awards outstanding January 1, 2025	1,347,866	1,202,599	2,550,465
Granted (b)	62,047	61,388	123,435
Exercised or converted (c)	(218,542)	(6,147)	(224,689)
Awards outstanding March 31, 2025	1,191,371	1,257,840	2,449,211
Awards exercisable or convertible at March 31, 2025	981,545	901,942	1,883,487

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the three months ended March 31, 2025, we granted 62,047 of service-based AO LTIP units and 61,388 of performance-based AO LTIP units (at target) to certain executive officers. The vesting of the performance-based AO LTIP units is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These performance-based AO LTIP units require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 122,776 AO LTIP units.
(c)12,976 common shares were issued upon the exercise of stock options. 64,953 vested LTIP units were issued upon conversion of 211,713 AO LTIP units in the three months ended March 31, 2025.
For the three months ended March 31, 2025, we incurred share-based compensation cost for stock options and AO LTIP units of $2.4 million, as compared to $2.9 million for the same period in 2024.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, fully-vested LTIP units, or deferred share units (“DSUs”) to be settled at a specified future date. Unrestricted common shares and/or LTIP units and DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the three months ended March 31, 2025, we granted 453 fully vested LTIP units, 188 DSUs, and 111 unrestricted common shares. During the three months ended 2025, 602 previously granted DSUs were settled in common shares. A total of 11,072 DSUs were outstanding at March 31, 2025 (11,486 at December 31, 2024).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

13. Net Income per Common Share
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units representing 524,239 common shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025, as compared to 443,336 common shares for the same period in 2024, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three months ended March 31, 2025 and 2024, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$358,230	$459,209

Denominator for basic net income per share - weighted average common shares outstanding	175,419	175,700
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	523	650
Denominator for dilutive net income per share - weighted average common shares outstanding	175,942	176,350

Net income per common share:
Basic	$2.04	$2.61
Dilutive	$2.04	$2.60

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

14. Segment Information
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended March 31,
	2025	2024

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,102,998	$1,086,045
Cost of operations:
Property taxes	(122,902)	(117,092)
On-site property manager payroll	(39,635)	(44,493)
Repairs and maintenance	(26,910)	(24,700)
Utilities	(18,725)	(17,503)
Marketing	(26,770)	(29,262)
Other direct property costs	(30,693)	(30,346)
Supervisory payroll	(13,916)	(13,106)
Centralized management costs	(18,472)	(17,667)
Share-based compensation	(3,131)	(3,245)
Total cost of operations	(301,154)	(297,414)
Net operating income	801,844	788,631
Depreciation and amortization	(282,715)	(285,203)
Net income	519,129	503,428

Ancillary Operations
Revenue	80,186	71,175
Cost of operations	(30,693)	(27,069)
Net operating income	49,493	44,106

Total net income allocated to segments	568,622	547,534

Other items not allocated to segments:
Real estate acquisition and development expense	(7,423)	(3,717)
General and administrative	(25,184)	(21,336)
Interest and other income	13,234	13,966
Interest expense	(72,009)	(67,778)
Equity in earnings of unconsolidated real estate entities	3,627	6,090
Foreign currency exchange (loss) gain	(68,695)	37,543
Gain on sale of real estate	45	874
Income tax expense	(1,426)	(1,479)
Net income	$410,791	$511,697

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

15. Commitments and Contingencies
Contingent Losses
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
Insurance and Loss Exposure
We carry property, earthquake, general liability, employee medical insurance, and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles. Our deductible for general liability is $2.0 million per occurrence. Our annual deductible for property loss is $25.0 million per occurrence. This deductible decreases to $5.0 million once we reach $35.0 million in aggregate losses for occurrences that exceed $5.0 million. Insurance carriers’ aggregate limits on these policies of $90.0 million for property losses and $102.0 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At March 31, 2025, there were approximately 1.5 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $7.0 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $200.4 million at March 31, 2025. We expect to pay approximately $150.0 million in the remainder of 2025 and $50.4 million in 2026 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $60.6 million at March 31, 2025. We expect to pay approximately $2.9 million in the remainder of 2025, $4.1 million in 2026, $2.7 million in 2027, $2.5 million in each of 2028 and 2029, and $45.9 million thereafter for these commitments.
We have an unfunded loan commitment totaling $21.0 million at March 31, 2025. We expect to fund the loan in the next twelve months, subject to the satisfaction of certain conditions.
16. Subsequent Events
Subsequent to March 31, 2025, we acquired or were under contract to acquire five self-storage facilities across four states with 0.4 million net rentable square feet, for $43.2 million.
On April 6, 2025, Ki Corporation (“Ki”) and Public Storage submitted a non-binding indicative offer to acquire all of the outstanding stapled securities of Abacus Storage King (ASX:ASK) that are not already held by Ki or its subsidiaries (together, the “Ki Group”) for A$1.47 per stapled security. Abacus Storage King is one of the largest self-storage owners in Australia and New Zealand with approximately 126 operating properties, 21 development sites, and 75 managed properties. The Ki Group is currently ASK’s major securityholder, and each of Ki and Public Storage would have approximately 50% interest following the transaction. Public Storage’s share of the total estimated cost, excluding direct transaction costs, is approximately $586 million (A$970 million), anticipated to be funded with Australian Dollar denominated unsecured debt. The transaction is subject to a number of conditions, including due diligence, negotiation of a definitive agreement, and legal, regulatory, and shareholder approvals.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2025 outlook and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and changes in macroeconomic conditions, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to those risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2025 and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, changes in national self-storage facility development activity, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation), or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below).
During the three months ended March 31, 2025, revenues generated by our Same Store Facilities increased by 0.1% ($0.5 million), as compared to the same period in 2024, while Same Store cost of operations increased by 0.3% ($0.8 million). For the three months ended March 31, 2025, realized annual rent per occupied square foot for our Same Store Facilities increased by 0.6% while average occupancy decreased by 0.6%, as compared to the same period in 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2023, we acquired a total of 195 facilities with 14.5 million net rentable square feet for $3.1 billion. Additionally, within our non-same store portfolio, our Newly Developed and Expanded Facilities include a total of 100 self-storage facilities with 11.8 million net rentable square feet. For development and expansions completed by March 31, 2025, we incurred a total cost of $1.4 billion. During the three months ended March 31, 2025, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 20.2% ($10.8 million), as compared to the same period in 2024.
We have embarked on a solar program under which we plan to install solar panels on over 1,400 of our self-storage facilities. We have completed the installations on 946 facilities through March 31, 2025. We spent approximately $13 million on the program in the three months ended March 31, 2025 and expect to spend approximately $50 million over 2025 on this effort.
On April 6, 2025, Ki Corporation (“Ki”) and Public Storage submitted a non-binding indicative offer to acquire all of the outstanding stapled securities of Abacus Storage King (ASX:ASK) that are not already held by Ki or its subsidiaries (together, the “Ki Group”) for A$1.47 per stapled security. Abacus Storage King is one of the largest self-storage owners in Australia and New Zealand with approximately 126 operating properties, 21 development sites, and 75 managed/licensed properties. The Ki Group is currently ASK’s major securityholder, and each of Ki and Public Storage would have approximately 50% interest following the transaction. Public Storage’s share of the total estimated cost, excluding direct transaction costs, is approximately $586 million (A$970 million), anticipated to be funded with Australian Dollar denominated unsecured debt. The transaction is subject to a number of conditions, including due diligence, negotiation of a definitive agreement, and legal, regulatory, and shareholder approvals. Australia and New Zealand have an established and growing self-storage market that benefits from outsized population inflows, strong economic growth, and rising adoption by consumers. Public Storage would share its expertise and wide-ranging competitive advantages to help enhance Abacus Storage King’s customer experience, operating performance, ancillary businesses, and portfolio growth.

Results of Operations
Operating Results for the Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, net income allocable to our common shareholders was $358.2 million or $2.04 per diluted common share, compared to $459.2 million or $2.60 per diluted common share for the same period in 2024, representing a decrease of $101.0 million or $0.56 per diluted common share. The decrease is due primarily to (i) a $106.2 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable partially offset by (ii) a $13.2 million increase in self-storage net operating income.
The $13.2 million increase in self-storage net operating income in the three months ended March 31, 2025 as compared to the same period in 2024 is a result of a $13.5 million increase attributable to our Non-Same Store Facilities (as defined below), partially offset by a $0.3 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities increased 0.1% or $0.5 million in the three months ended March 31, 2025 as compared to the same period in 2024, due primarily to higher realized annual rent per occupied square foot offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 0.3% or $0.8 million in the three months ended March 31, 2025 as compared to the same period in 2024, due primarily to increased property tax expense offset by decreased on-site property manager payroll expense. The increase in net operating income of $13.5 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2023 and 2024.
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
For the three months ended March 31, 2025, FFO was $3.71 per diluted common share as compared to $4.24 per diluted common share for the same period in 2024, representing a decrease of 12.5%, or $0.53 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of corporate transformation costs, loss contingencies, due diligence costs incurred in pursuit of strategic transactions, unrealized gain or loss on private equity investments, and amortization of acquired non real estate-related intangibles. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended March 31,
	2025	2024	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$358,230	$459,209	(22.0)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	280,009	282,203
Real estate-related depreciation from unconsolidated real estate investment	13,275	9,756
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(2,114)	(1,835)
Impairment write-down of real estate investments	3,827	—
Gains on sale of real estate investments, including our equity share from investment	(45)	(871)
FFO allocable to common shares	$653,182	$748,462	(12.7)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange loss (gain)	68,695	(37,543)
Unrealized loss (gain) on private equity investments	873	(1,103)
Corporate transformation costs	789	—
Other items	1,058	1,154
Core FFO allocable to common shares	$724,597	$710,970	1.9%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.04	$2.60	(21.5)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.65	1.65
Impairment write-down of real estate investments	0.02	—
Gains on sale of real estate investments, including our equity share from investment	—	(0.01)
FFO per share	$3.71	$4.24	(12.5)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange loss (gain)	0.39	(0.21)
Unrealized loss (gain) on private equity investments	0.01	(0.01)
Corporate transformation costs	—	—
Other items	0.01	0.01
Core FFO per share	$4.12	$4.03	2.2%

Diluted weighted average common shares	175,942	176,350

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,565 facilities that we have owned and operated on a stabilized basis since January 1, 2023 (the “Same Store Facilities”), (ii) 195 facilities we acquired since January 1, 2023 (the “Acquired Facilities”), (iii) 100 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2025 (the “Newly Developed and Expanded Facilities”), and (iv) 225 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2023 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Newly Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 14 to our March 31, 2025 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
	2025	2024	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$934,543	$934,029	0.1%
Acquired Facilities	53,117	45,150	17.6%
Newly Developed and Expanded Facilities	42,504	36,822	15.4%
Other Non-Same Store Facilities	72,834	70,044	4.0%
	1,102,998	1,086,045	1.6%
Cost of operations:
Same Store Facilities	243,010	242,216	0.3%
Acquired Facilities	17,358	16,042	8.2%
Newly Developed and Expanded Facilities	14,269	12,702	12.3%
Other Non-Same Store Facilities	26,517	26,454	0.2%
	301,154	297,414	1.3%
Net operating income (a):
Same Store Facilities	691,533	691,813	—%
Acquired Facilities	35,759	29,108	22.8%
Newly Developed and Expanded Facilities	28,235	24,120	17.1%
Other Non-Same Store Facilities	46,317	43,590	6.3%
Total net operating income	801,844	788,631	1.7%

Depreciation and amortization expense:
Same Store Facilities	177,329	178,002	(0.4)%
Acquired Facilities	50,265	54,818	(8.3)%
Newly Developed and Expanded Facilities	15,750	12,168	29.4%
Other Non-Same Store Facilities	39,371	40,215	(2.1)%
Total depreciation and amortization expense	282,715	285,203	(0.9)%

Net income (loss):
Same Store Facilities	514,204	513,811	0.1%
Acquired Facilities	(14,506)	(25,710)	(43.6)%
Newly Developed and Expanded Facilities	12,485	11,952	4.5%
Other Non-Same Store Facilities	6,946	3,375	105.8%
Total net income	$519,129	$503,428	3.1%

Number of facilities at period end:
Same Store Facilities	2,565	2,565	—%
Acquired Facilities	195	164	18.9%
Newly Developed and Expanded Facilities	100	91	9.9%
Other Non-Same Store Facilities	225	225	—%
	3,085	3,045	1.3%
Net rentable square footage at period end:
Same Store Facilities	175,349	175,349	—%
Acquired Facilities	14,474	12,067	19.9%
Newly Developed and Expanded Facilities	11,775	9,694	21.5%
Other Non-Same Store Facilities	21,111	21,290	(0.8)%
	222,709	218,400	2.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our March 31, 2025 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2023. Our Same Store Facilities increased from 2,507 facilities at December 31, 2024 to 2,565 at March 31, 2025. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2023, 2024, and 2025 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,565 facilities (175.3 million net rentable square feet) that represent approximately 79% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2025. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,565 facilities)

	Three Months Ended March 31,
	2025	2024	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$901,702	$901,742	—%
Late charges and administrative fees	32,841	32,287	1.7%
Total revenues	934,543	934,029	0.1%

Direct cost of operations (a):
Property taxes	97,852	93,798	4.3%
On-site property manager payroll	31,896	36,416	(12.4)%
Repairs and maintenance	22,150	20,310	9.1%
Utilities	14,482	13,463	7.6%
Marketing	21,868	24,250	(9.8)%
Other direct property costs	25,722	25,561	0.6%
Total direct cost of operations	213,970	213,798	0.1%
Direct net operating income (b)	720,573	720,231	—%

Indirect cost of operations (a):
Supervisory payroll	(11,105)	(10,772)	3.1%
Centralized management costs	(15,358)	(14,905)	3.0%
Share-based compensation	(2,577)	(2,741)	(6.0)%
Net operating income	691,533	691,813	—%
Depreciation and amortization expense	(177,329)	(178,002)	(0.4)%
Net income	$514,204	$513,811	0.1%

Gross margin (before indirect costs, depreciation and amortization expense)	77.1%	77.1%	—%

Gross margin (before depreciation and amortization expense)	74.0%	74.1%	(0.1)%

Weighted average for the period:
Square foot occupancy	91.5%	92.1%	(0.6)%

Realized annual rental income per (c):
Occupied square foot	$22.48	$22.34	0.6%
Available square foot	$20.57	$20.57	—%

At March 31:
Square foot occupancy	91.5%	91.8%	(0.3)%
Annual contract rent per occupied square foot (d)	$22.58	$22.41	0.8%

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
Revenues generated by our Same Store Facilities increased 0.1% in the three months ended March 31, 2025, as compared to the same period in 2024, due primarily to a 0.6% increase in realized annual rent per occupied square foot offset by a 0.6% decrease in average occupancy.
The 0.6% increase in realized annual rent per occupied square foot in the three months ended March 31, 2025, as compared to the same period in 2024, was due to cumulative rate increases to existing long-term tenants over the past twelve months offset by a decrease in average rates per square foot charged to new tenants moving in over the same period. At March 31, 2025, annual contract rent per occupied square foot was 0.8% higher as compared to March 31, 2024.
The weighted average square foot occupancy for our Same Store Facilities was 91.5% in the three months ended March 31, 2025, representing a decrease of 0.6%, as compared to the same period in 2024. Higher year-over-year customer demand in the three months ended March 31, 2025, coupled with lower move-in rates and increased promotional discounts, led to a higher move-in volume net of move-out volumes, as compared to the same period in 2024. As a result, the year-over-year decline in occupancy at March 31, 2025 of 0.3% was reduced as compared to the year-over-year decline in occupancy at December 31, 2024 of 0.7%.
Move-out activities from our tenants were slightly higher in the three months ended March 31, 2025 as compared to the same period in 2024. More than half of our tenants have rented their space for longer than six months at March 31, 2025, which supported our revenue growth from existing long-term tenants.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three months ended March 31, 2025 and 2024. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$12.56	$13.16	(4.6)%
Square footage	31,285	30,564	2.4%
Contract rents gained from move-ins	$98,235	$100,556	(2.3)%
Promotional discounts given	$15,710	$14,026	12.0%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.32	$20.66	(1.6)%
Square footage	29,561	29,424	0.5%
Contract rents lost from move-outs	$150,170	$151,975	(1.2)%
Industry-wide demand was slightly higher in the first quarter of 2025 as compared to the same period in 2024 due to increases in customers who sought storage space for reasons other than home-moving activities. Demand fluctuates due to various local and regional factors, including the overall economy. Demand for our self-storage space is also impacted by new supply of self-storage space and alternatives to self-storage.
We expect industry-wide demand from new customers in 2025 to improve as compared to 2024, subject to potential adverse effects from evolving political and macroeconomic uncertainty including changes in trade policy and new tariffs. Additionally, following the recent wildfires in southern California in early 2025, we anticipate an adverse impact on revenue growth at our self-storage facilities located in Los Angeles County and Ventura County, where a temporary governmental pricing limitation is in place under the “State of Emergency” declarations. These self-storage facilities generated approximately 10% of revenues earned by our Same Store Facilities in 2024. As a result, we expect Same Store Facilities revenues in 2025 to be similar to those earned in 2024.
Late Charges and Administrative Fees
Late charges and administrative fees increased 1.7% for the three months ended March 31, 2025 as compared to the same period in the previous year as a result of higher late charges collected on delinquent accounts and higher administrative fees as a result of higher move-in activities.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 0.3% in the three months ended March 31, 2025, as compared to the same period in 2024, due primarily to increased property tax expense, partially offset by decreased on-site property manager payroll expense.
Property tax expense increased 4.3% in the three months ended March 31, 2025, as compared to the same period in 2024, as a result of higher assessed values. We expect property tax expense to grow approximately 5% in 2025 due primarily to higher assessed values.
On-site property manager payroll expense decreased 12.4% in the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to reduction in labor hours driven by the implementation of dynamic staffing models based on customer activity levels. We expect on-site property manager payroll expense to decrease moderately in 2025 as compared to 2024 as we continue to enhance operational processes.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of March 31, 2025		Three Months Ended March 31,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2025	2024	Change (a)	2025	2024	Change (a)	2025	2024	Change (a)
Los Angeles	217	15.8	$36.00	$35.73	0.8%	94.7%	95.3%	(0.6)%	$34.08	$34.06	0.1%
San Francisco	130	8.0	33.18	31.88	4.1%	93.6%	94.8%	(1.2)%	31.06	30.22	2.8%
New York	90	6.6	32.60	31.96	2.0%	92.7%	93.7%	(1.0)%	30.22	29.94	0.9%
Washington DC	109	7.3	27.13	26.62	1.9%	92.1%	91.6%	0.5%	25.00	24.39	2.5%
Miami	85	6.3	29.87	29.49	1.3%	93.1%	93.9%	(0.8)%	27.80	27.69	0.4%
Seattle-Tacoma	95	6.7	26.39	25.26	4.5%	91.7%	92.7%	(1.0)%	24.20	23.42	3.3%
Dallas-Ft. Worth	136	10.2	17.76	18.25	(2.7)%	88.1%	89.3%	(1.2)%	15.64	16.31	(4.1)%
Houston	128	10.4	16.96	16.67	1.7%	90.6%	90.8%	(0.2)%	15.37	15.14	1.5%
Chicago	132	8.4	20.88	20.32	2.8%	91.4%	91.9%	(0.5)%	19.09	18.68	2.2%
Atlanta	107	7.1	16.43	17.91	(8.3)%	87.5%	87.2%	0.3%	14.38	15.61	(7.9)%
West Palm Beach	42	3.3	25.68	25.63	0.2%	91.7%	92.9%	(1.2)%	23.54	23.81	(1.1)%
Orlando-Daytona	72	4.6	18.67	18.92	(1.3)%	90.5%	91.2%	(0.7)%	16.91	17.26	(2.0)%
Philadelphia	60	3.9	20.41	20.83	(2.0)%	92.2%	91.9%	0.3%	18.82	19.14	(1.7)%
Tampa	56	3.7	19.26	19.26	—%	92.7%	90.3%	2.4%	17.84	17.40	2.5%
Charlotte	57	4.4	15.79	16.08	(1.8)%	89.7%	90.9%	(1.2)%	14.17	14.61	(3.0)%
Baltimore	40	2.9	23.40	23.75	(1.5)%	91.7%	90.8%	0.9%	21.46	21.56	(0.5)%
San Diego	22	2.1	30.09	29.61	1.6%	93.3%	94.6%	(1.3)%	28.07	28.01	0.2%
Denver	60	4.1	19.22	19.13	0.5%	90.2%	91.3%	(1.1)%	17.34	17.46	(0.7)%
Phoenix	45	3.1	19.42	20.03	(3.0)%	91.0%	91.5%	(0.5)%	17.68	18.33	(3.5)%
Detroit	43	3.1	18.26	17.83	2.4%	91.3%	92.2%	(0.9)%	16.68	16.44	1.5%
Honolulu	11	0.8	54.35	51.52	5.5%	95.4%	96.8%	(1.4)%	51.85	49.88	3.9%
Portland	44	2.3	21.54	21.18	1.7%	91.9%	92.7%	(0.8)%	19.80	19.64	0.8%
Boston	27	1.9	28.30	28.06	0.9%	93.1%	93.1%	—%	26.33	26.14	0.7%
Minneapolis/St. Paul	50	3.5	16.72	16.39	2.0%	91.3%	90.9%	0.4%	15.26	14.91	2.3%
Sacramento	34	2.0	21.48	21.67	(0.9)%	93.4%	94.1%	(0.7)%	20.06	20.38	(1.6)%
All other markets	673	42.8	16.19	16.23	(0.2)%	91.1%	91.8%	(0.7)%	14.75	14.90	(1.0)%
Totals	2,565	175.3	$22.48	$22.34	0.6%	91.5%	92.1%	(0.6)%	$20.57	$20.57	—%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended March 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
Los Angeles	$137,923	$137,792	0.1%	$19,172	$19,564	(2.0)%	$2,610	$2,845	(8.3)%	$116,141	$115,383	0.7%
San Francisco	63,771	62,185	2.6%	10,054	11,152	(9.8)%	1,533	1,398	9.7%	52,184	49,635	5.1%
New York	51,730	51,190	1.1%	14,431	13,795	4.6%	1,230	1,114	10.4%	36,069	36,281	(0.6)%
Washington DC	47,203	45,969	2.7%	10,875	9,490	14.6%	1,276	1,294	(1.4)%	35,052	35,185	(0.4)%
Miami	45,003	44,800	0.5%	10,373	9,046	14.7%	962	970	(0.8)%	33,668	34,784	(3.2)%
Seattle-Tacoma	41,344	39,977	3.4%	7,875	8,605	(8.5)%	1,074	1,039	3.4%	32,395	30,333	6.8%
Dallas-Ft. Worth	41,593	43,410	(4.2)%	11,297	10,712	5.5%	1,496	1,258	18.9%	28,800	31,440	(8.4)%
Houston	41,936	41,354	1.4%	12,274	11,733	4.6%	1,504	1,382	8.8%	28,158	28,239	(0.3)%
Chicago	41,524	40,577	2.3%	16,729	19,785	(15.4)%	1,464	1,403	4.3%	23,331	19,389	20.3%
Atlanta	26,971	29,161	(7.5)%	6,153	6,370	(3.4)%	1,233	1,171	5.3%	19,585	21,620	(9.4)%
West Palm Beach	19,967	20,202	(1.2)%	4,478	4,955	(9.6)%	497	571	(13.0)%	14,992	14,676	2.2%
Orlando-Daytona	20,101	20,489	(1.9)%	4,403	4,407	(0.1)%	823	816	0.9%	14,875	15,266	(2.6)%
Philadelphia	19,114	19,399	(1.5)%	5,584	4,876	14.5%	666	641	3.9%	12,864	13,882	(7.3)%
Tampa	17,378	16,946	2.5%	4,145	4,265	(2.8)%	587	618	(5.0)%	12,646	12,063	4.8%
Charlotte	16,439	16,917	(2.8)%	3,420	3,406	0.4%	597	568	5.1%	12,422	12,943	(4.0)%
Baltimore	16,517	16,570	(0.3)%	3,754	3,651	2.8%	432	445	(2.9)%	12,331	12,474	(1.1)%
San Diego	14,804	14,783	0.1%	2,476	2,335	6.0%	297	336	(11.6)%	12,031	12,112	(0.7)%
Denver	18,689	18,803	(0.6)%	6,238	5,865	6.4%	643	644	(0.2)%	11,808	12,294	(4.0)%
Phoenix	14,479	15,016	(3.6)%	2,641	3,159	(16.4)%	468	496	(5.6)%	11,370	11,361	0.1%
Detroit	13,589	13,389	1.5%	3,054	3,084	(1.0)%	479	436	9.9%	10,056	9,869	1.9%
Honolulu	10,685	10,223	4.5%	1,409	1,440	(2.2)%	161	139	15.8%	9,115	8,644	5.4%
Portland	11,957	11,864	0.8%	2,435	2,457	(0.9)%	460	473	(2.7)%	9,062	8,934	1.4%
Boston	12,659	12,552	0.9%	3,309	3,271	1.2%	317	349	(9.2)%	9,033	8,932	1.1%
Minneapolis/St. Paul	13,672	13,351	2.4%	4,695	4,933	(4.8)%	538	494	8.9%	8,439	7,924	6.5%
Sacramento	10,195	10,377	(1.8)%	1,823	1,696	7.5%	378	388	(2.6)%	7,994	8,293	(3.6)%
All other markets	165,300	166,733	(0.9)%	40,873	39,746	2.8%	7,315	7,130	2.6%	117,112	119,857	(2.3)%
Totals	$934,543	$934,029	0.1%	$213,970	$213,798	0.1%	$29,040	$28,418	2.2%	$691,533	$691,813	—%

Acquired Facilities
The Acquired Facilities represent 195 facilities that we acquired in 2023, 2024, and 2025. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended March 31,
	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2023 Acquisitions	$47,458	$45,150	$2,308
2024 Acquisitions	5,009	—	5,009
2025 Acquisitions	650	—	650
Total revenues	53,117	45,150	7,967

Cost of operations (b):
2023 Acquisitions	14,845	16,042	(1,197)
2024 Acquisitions	2,050	—	2,050
2025 Acquisitions	463	—	463
Total cost of operations	17,358	16,042	1,316

Net operating income:
2023 Acquisitions	32,613	29,108	3,505
2024 Acquisitions	2,959	—	2,959
2025 Acquisitions	187	—	187
Net operating income	35,759	29,108	6,651
Depreciation and amortization expense	(50,265)	(54,818)	4,553
Net loss	$(14,506)	$(25,710)	$11,204

At March 31:
Square foot occupancy:
2023 Acquisitions	86.8%	83.9%	2.9%
2024 Acquisitions	82.9%	—%	—%
2025 Acquisitions	57.6%	—%	—%
	84.9%	83.9%	1.0%
Annual contract rent per occupied square foot:
2023 Acquisitions	$17.42	$17.26	0.9%
2024 Acquisitions	13.00	—	—%
2025 Acquisitions	17.87	—	—%
	$16.94	$17.27	(1.9)%
Number of facilities:
2023 Acquisitions	164	164	—
2024 Acquisitions	22	—	22
2025 Acquisitions	9	—	9
	195	164	31
Net rentable square feet (in thousands):
2023 Acquisitions	12,067	12,067	—
2024 Acquisitions	1,666	—	1,666
2025 Acquisitions	741	—	741
	14,474	12,067	2,407

ACQUIRED FACILITIES (Continued)

As of March 31, 2025
Costs to acquire (in thousands):
2023 Acquisitions (c)	$2,674,840
2024 Acquisitions	267,473
2025 Acquisitions	140,990
$3,083,303
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
We have been active in acquiring facilities in recent years. Since the beginning of 2023, we acquired a total of 195 facilities with 14.5 million net rentable square feet for $3.1 billion. During the three months ended March 31, 2025, these facilities contributed net operating income of $35.8 million.
During 2023, we acquired BREIT Simply Storage LLC (“Simply”), a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the acquisition results in the table above are the Simply portfolio self-storage revenues of $38.6 million, NOI of $26.6 million (including Direct NOI of $28.0 million), and average square footage occupancy of 87.8% for the three months ended March 31, 2025.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. Subsequent to March 31, 2025, we acquired or were under contract to acquire five self-storage facilities across four states with 0.4 million net rentable square feet for $43.2 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 38 facilities that were developed on new sites since January 1, 2020, and 62 facilities expanded to increase their net rentable square footage. Of these expansions, 45 were completed before 2024, 10 were completed in 2024 or 2025, and seven are currently in process at March 31, 2025. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended March 31,
	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2020	$1,787	$1,848	$(61)
Developed in 2021	3,005	2,834	171
Developed in 2022	2,782	2,267	515
Developed in 2023	2,398	906	1,492
Developed in 2024	796	2	794
Developed in 2025	26	—	26
Expansions completed before 2024	25,259	23,024	2,235
Expansions completed in 2024 or 2025	3,635	2,871	764
Expansions in process	2,816	3,070	(254)
Total revenues	42,504	36,822	5,682

Cost of operations (b):
Developed in 2020	539	434	105
Developed in 2021	1,016	922	94
Developed in 2022	990	1,128	(138)
Developed in 2023	1,429	1,070	359
Developed in 2024	564	13	551
Developed in 2025	93	—	93
Expansions completed before 2024	7,436	7,495	(59)
Expansions completed in 2024 or 2025	1,605	1,022	583
Expansions in process	597	618	(21)
Total cost of operations	14,269	12,702	1,567

Net operating income (loss):
Developed in 2020	1,248	1,414	(166)
Developed in 2021	1,989	1,912	77
Developed in 2022	1,792	1,139	653
Developed in 2023	969	(164)	1,133
Developed in 2024	232	(11)	243
Developed in 2025	(67)	—	(67)
Expansions completed before 2024	17,823	15,529	2,294
Expansions completed in 2024 or 2025	2,030	1,849	181
Expansions in process	2,219	2,452	(233)
Net operating income	28,235	24,120	4,115
Depreciation and amortization expense	(15,750)	(12,168)	(3,582)
Net income	$12,485	$11,952	$533

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of March 31,
	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2020	89.2%	89.7%	(0.5)%
Developed in 2021	80.4%	80.4%	—%
Developed in 2022	87.7%	79.5%	8.2%
Developed in 2023	80.5%	42.3%	38.2%
Developed in 2024	55.6%	12.2%	43.4%
Developed in 2025	16.0%	—%	—%
Expansions completed before 2024	82.6%	78.6%	4.0%
Expansions completed in 2024 or 2025	51.4%	76.0%	(24.6)%
Expansions in process	92.2%	92.5%	(0.3)%
	76.4%	75.3%	1.1%
Annual contract rent per occupied square foot:
Developed in 2020	$22.12	$22.78	(2.9)%
Developed in 2021	19.14	20.34	(5.9)%
Developed in 2022	18.13	16.82	7.8%
Developed in 2023	10.98	9.62	14.1%
Developed in 2024	11.25	12.00	(6.3)%
Developed in 2025	11.98	—	—%
Expansions completed before 2024	20.42	20.23	0.9%
Expansions completed in 2024 or 2025	18.00	21.50	(16.3)%
Expansions in process	26.65	26.55	0.4%
	$18.98	$19.89	(4.6)%
Number of facilities:
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	8	—
Developed in 2023	11	11	—
Developed in 2024	7	1	6
Developed in 2025	3	—	3
Expansions completed before 2024	45	45	—
Expansions completed in 2024 or 2025	10	10	—
Expansions in process	7	7	—
	100	91	9
Net rentable square feet (in thousands):
Developed in 2020	347	347	—
Developed in 2021	760	681	79
Developed in 2022	631	631	—
Developed in 2023	1,098	1,098	—
Developed in 2024	668	49	619
Developed in 2025	381	—	381
Expansions completed before 2024	5,834	5,705	129
Expansions completed in 2024 or 2025	1,608	696	912
Expansions in process	448	487	(39)
	11,775	9,694	2,081

As of March 31, 2025
Costs to develop (in thousands):
Developed in 2020	$42,063
Developed in 2021	128,435
Developed in 2022	100,089
Developed in 2023	193,766
Developed in 2024	129,669
Developed in 2025	65,408
Expansions completed before 2024 (c)	468,750
Expansions completed in 2024 or 2025 (c)	279,841
$1,408,021
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
Our Newly Developed and Expanded Facilities includes a total of 100 self-storage facilities of 11.8 million net rentable square feet. For development and expansions completed by March 31, 2025, we incurred a total cost of $1.4 billion. During the three months ended March 31, 2025, Newly Developed and Expanded Facilities contributed net operating income of $28.2 million.
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
We typically underwrite new developments to stabilize at approximately an 8% NOI yield on cost (adjusted for impacts from tenant reinsurance and maintenance capital expenditures). Our developed facilities have thus far leased up as expected and are at various stages of their revenue stabilization periods. The actual annualized yields that we may achieve on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property and the level of new and existing supply.
The facilities under “expansions completed” represent those facilities where the expansions have been completed at March 31, 2025. We incurred a total of $748.6 million in direct cost to expand these facilities, demolished a total of 0.5 million net rentable square feet of storage space, and built a total of 4.4 million net rentable square feet of new storage space.
At March 31, 2025, we had 26 additional facilities in development, which will have a total of 2.4 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $492.9 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at March 31, 2025, and together with additional future expansion activities primarily related to our Same Store Facilities at March 31, 2025, we expect to add a total of 1.3 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $172.6 million.

Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2023, including facilities acquired prior to 2023 and facilities developed or expanded prior to 2020 undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 21.1 million net rentable square feet at March 31, 2025. During the three months ended March 31, 2025 and 2024, the average occupancy for these facilities totaled 83.8% and 79.4%, respectively, and the realized rent per occupied square foot totaled $15.78 and $15.98, respectively.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$59,731	$54,116	$5,615
Merchandise	6,393	6,586	(193)
Third party property management	14,062	10,473	3,589
Total revenues	80,186	71,175	9,011
Cost of operations:
Tenant reinsurance	12,362	11,698	664
Merchandise	4,172	5,045	(873)
Third party property management	14,159	10,326	3,833
Total cost of operations	30,693	27,069	3,624
Net operating income (loss):
Tenant reinsurance	47,369	42,418	4,951
Merchandise	2,221	1,541	680
Third party property management	(97)	147	(244)
Total net operating income	$49,493	$44,106	$5,387
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.6 million or 10.4% in the three months ended March 31, 2025 over the same period in 2024, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance participation in our tenant base at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same Store Facilities were $44.8 million and $42.9 million in the three months ended March 31, 2025, respectively, representing a 4.4% increase.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered customer losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods.
We expect tenant reinsurance operations to grow as we roll out insurance policies with increased coverage and higher premiums in 2025, and as we continue to increase the tenant base at our newly acquired and developed facilities.

Third-party property management: At March 31, 2025, in our third-party property management program, we managed 314 facilities (24.4 million net rentable square feet) for unrelated third parties, and were under contract to manage 96 additional facilities (8.3 million net rentable square feet) including 90 facilities that are currently under construction. During the three months ended March 31, 2025, we added 18 facilities to the program and had 10 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity
We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. For the three months ended March 31, 2025 and 2024, we recognized equity in earnings of Shurgard of $3.6 million and $6.1 million, respectively. Included in our equity earnings from Shurgard were $13.3 million and $9.8 million of our share of depreciation and amortization expense for the three months ended March 31, 2025 and 2024, respectively.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.082 U.S. Dollars per Euro at March 31, 2025 (1.039 at December 31, 2024), and average exchange rates of 1.051 and 1.086 for the three months ended March 31, 2025 and 2024, respectively.
Real estate acquisition and development expense: In the three months ended March 31, 2025, we incurred a total of $7.4 million and $3.7 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities. These amounts are net of $3.5 million and $4.4 million in the three months ended March 31, 2025, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. The year-over-year increase of real estate acquisition and development expense was primarily due to $3.8 million of impairment write-down of land parcels associated with cancelled development projects during the three months ended March 31, 2025.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)

Share-based compensation expense	$5,963	$6,038	$(75)
Corporate management costs	7,633	7,795	(162)
Other costs	11,588	7,503	4,085
Total	$25,184	$21,336	$3,848
General and administrative expense increased $3.8 million in the three months ended March 31, 2025, as compared to the same period of 2024 due primarily to 1) increased legal costs associated with nonrecurring corporate legal matters of $2.6 million and 2) $0.8 million of costs recognized in the three months ended March 31, 2025 related to a strategic corporate transformation initiative to modernize the workforce for our corporate functions and relocate certain employees of our corporate functions from Glendale, California, to Dallas, Texas. The initiative is intended to transform our corporate functions, improve efficiency and productivity, enhance collaboration, and align the organizational structure with our long-term growth objectives. While we expect to incur corporate transformation costs, primarily related to severance, retention, cross-training and relocation costs as we complete the initiative over the next two years, we do not expect these costs to have a material impact on our operating results.

Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)

Interest earned on cash balances	$7,907	$8,640	$(733)
Commercial operations	3,015	2,239	776
Unrealized (loss) gain on private equity investments	(873)	1,103	(1,976)
Other	3,185	1,984	1,201
Total	$13,234	$13,966	$(732)
Interest expense: For the three months ended March 31, 2025 and 2024, we incurred $73.6 million and $70.1 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $1.6 million and $2.4 million during the three months ended March 31, 2025 and 2024, respectively, associated with our development activities. The increase of interest expense in the three months ended March 31, 2025 as compared to the same period in 2024 is due to the issuance of U.S. Dollar and Euro denominated unsecured notes in April 2024. At March 31, 2025, we had $9.4 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.1%.
Foreign currency exchange (loss) gain: For the three months ended March 31, 2025 and 2024, we recorded foreign currency losses of $68.7 million and gains of $37.5 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.082 U.S. Dollars per Euro at March 31, 2025, 1.039 at December 31, 2024, 1.079 at March 31, 2024, and 1.104 at December 31, 2023. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three months ended March 31, 2025 and 2024, we recorded income tax expense totaling $1.4 million and $1.5 million, respectively, related to income taxes incurred in certain state and local jurisdictions in which we operate.

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
Our revolving line of credit has a borrowing limit of $1.5 billion. The revolving line of credit generally serves as a temporary “bridge” financing until we are able to raise longer term capital. As of March 31, 2025 and April 30, 2025, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $19.6 million of outstanding letters of credit, which limits our borrowing capacity to $1,480.4 million as of April 30, 2025. Our line of credit matures on June 12, 2027.
In December 2024, we implemented an “at the market” offering program pursuant to which we may, from time to time, sell common shares through participating agents up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs (none in 2025 through April 30, 2025).
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
Our current and expected capital resources include: (i) $287.2 million of cash as of March 31, 2025 and (ii) approximately $600 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,480.4 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As described below, our current committed cash requirements consist of (i) $43.2 million in property acquisitions currently under contract, (ii) $424.8 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitment of $21.0 million under the bridge lending program expected to close in the next twelve months, and (iv) approximately $1.2 billion in scheduled principal repayments on our unsecured notes in the next twelve months. We plan to refinance these unsecured notes as they come due. For our proposed joint acquisition of Abacus Storage King, if consummated, we plan to fund our share of the estimated cost, excluding direct transaction costs, of approximately $586 million (A$970 million) with Australian Dollar denominated unsecured debt. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of March 31, 2025, the principal outstanding on our debt totaled approximately $9.5 billion, consisting of $7.8 billion of U.S. Dollar denominated unsecured notes payable, $1.7 billion of Euro-denominated unsecured notes payable, and $1.7 million of mortgage notes payable. Approximate principal maturities and interest payments (including $90.0 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at March 31, 2025) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2025	$661,986	$194,461	$856,447
2026	1,150,138	254,510	1,404,648
2027	1,200,146	224,855	1,425,001
2028	1,200,129	185,655	1,385,784
2029	1,000,088	147,641	1,147,729
Thereafter	4,261,935	1,426,500	5,688,435
	$9,474,422	$2,433,622	$11,908,044

We have $400 million of our U.S. Dollar denominated unsecured notes that mature on July 25, 2025, €242 million of our Euro denominated unsecured notes that mature on November 3, 2025, and $500 million of our U.S. Dollar denominated unsecured notes that mature on February 15, 2026. We plan to refinance these unsecured notes as they come due.
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
We spent $45 million of capital expenditures to maintain real estate facilities in the first three months of 2025 and expect to spend approximately $150 million in 2025. In addition, we have spent $13 million on the installation of solar panels in the first three months of 2025 and we expect to spend approximately $50 million in 2025.
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
The annual distribution requirement with respect to our preferred shares outstanding at March 31, 2025 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to March 31, 2025, we acquired or were under contract to acquire five self-storage facilities for a total purchase price of $43.2 million.
For our proposed joint acquisition of Abacus Storage King, if consummated, we plan to fund our share of the estimated cost, excluding direct transaction costs, of approximately $586 million (A$970 million) with Australian dollar denominated unsecured debt.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of March 31, 2025, we had development and expansion projects at a total cost of approximately $665.5 million. Costs incurred through March 31, 2025 were $240.7 million, with the remaining cost to complete of $424.8 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Bridge loan commitment: We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. As of March 31, 2025, we had an unfunded loan commitment of $21.0 million expected to close in the next twelve months, subject to the satisfaction of certain conditions.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of April 30, 2025, we have six series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), 5.600% Series H Preferred Shares ($285.0 million), 4.875% Series I Preferred Shares ($316.3 million), 4.700% Series J Preferred Shares ($258.8 million), and 4.750% Series K Preferred Shares ($230.0 million). See Note 10 to our March 31, 2025 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through April 30, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million (none in 2025 through April 30, 2025). All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $9.4 billion at March 31, 2025, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at March 31, 2025 is approximately $8.9 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.1% at March 31, 2025. See Note 8 to our March 31, 2025 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total

Debt	$661,986	$1,150,138	$1,200,146	$1,200,129	$1,000,088	$4,261,935	$9,474,422
We have foreign currency exposure at March 31, 2025 related to (i) our investment in Shurgard, with a book value of $374.1 million, and a fair value of $1.3 billion based upon the closing price of Shurgard’s stock on March 31, 2025, and (ii) €1.6 billion ($1.7 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
ITEM 4.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We also have an investment in a certain unconsolidated real estate entity and because we do not control the entity, our disclosure controls and procedures with respect to such entity are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2024, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of March 31, 2025. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2025, we did not repurchase any of our common shares. From the inception of the repurchase program through April 30, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended March 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

DATED: April 30, 2025
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer