Form 10-Q
period 2025-06-30
Public Storage
filed 2025-07-30
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 23, 2025:
Common Shares of beneficial interest, $0.10 par value per share – 175,452,848 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS

Cash and equivalents	$1,104,603	$447,416
Real estate facilities, at cost:
Land	5,805,482	5,711,685
Buildings	23,306,210	22,767,053
	29,111,692	28,478,738
Accumulated depreciation	(10,938,166)	(10,426,186)
	18,173,526	18,052,552
Construction in process	257,295	308,101
	18,430,821	18,360,653

Investment in unconsolidated real estate entity	387,946	382,490
Goodwill and other intangible assets, net	253,467	282,187
Other assets	364,616	282,188
Total assets	$20,541,453	$19,754,934

LIABILITIES AND EQUITY

Notes payable	$10,440,279	$9,353,034
Accrued and other liabilities	624,825	588,248
Total liabilities	11,065,104	9,941,282

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2024) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,452,716 shares issued (175,408,393 shares at December 31, 2024)	17,545	17,541
Paid-in capital	6,131,517	6,116,113
Accumulated deficit	(1,085,142)	(699,083)
Accumulated other comprehensive loss	(41,461)	(71,965)
Total Public Storage shareholders’ equity	9,372,459	9,712,606
Noncontrolling interests	103,890	101,046
Total equity	9,476,349	9,813,652
Total liabilities and equity	$20,541,453	$19,754,934

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Self-storage facilities	$1,118,658	$1,099,736	$2,221,656	$2,185,781
Ancillary operations	82,436	73,475	162,622	144,650
	1,201,094	1,173,211	2,384,278	2,330,431

Expenses:
Self-storage cost of operations	284,717	273,501	585,871	570,915
Ancillary cost of operations	33,288	27,543	63,981	54,612
Depreciation and amortization	283,216	283,342	565,931	568,545
Real estate acquisition and development expense	2,538	2,907	9,961	6,624
General and administrative	25,727	26,580	50,911	47,916
Interest expense	71,609	73,236	143,618	141,014
	701,095	687,109	1,420,273	1,389,626

Other increases (decreases) to net income:
Interest and other income	12,789	18,253	26,023	32,219
Equity in (loss) earnings of unconsolidated real estate entities	(2,230)	6,480	1,397	12,570
Foreign currency exchange (loss) gain	(146,070)	12,449	(214,765)	49,992
Gain on sale of real estate	163	—	208	874
Income before income tax expense	364,651	523,284	776,868	1,036,460
Income tax expense	(3,240)	(2,075)	(4,666)	(3,554)
Net income	361,411	521,209	772,202	1,032,906
Allocation to noncontrolling interests	(2,992)	(3,082)	(5,992)	(5,831)
Net income allocable to Public Storage shareholders	358,419	518,127	766,210	1,027,075
Allocation of net income to:
Preferred shareholders	(48,673)	(48,673)	(97,351)	(97,351)
Restricted share units and unvested LTIP units	(778)	(1,088)	(1,661)	(2,149)
Net income allocable to common shareholders	$308,968	$468,366	$667,198	$927,575
Net income per common share:
Basic	$1.76	$2.67	$3.80	$5.28
Diluted	$1.76	$2.66	$3.79	$5.26

Basic weighted average common shares outstanding	175,442	175,469	175,431	175,585
Diluted weighted average common shares outstanding	175,921	176,009	175,932	176,180
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$361,411	$521,209	$772,202	$1,032,906
Foreign currency translation gain (loss) on investment in Shurgard	16,791	462	30,515	(6,813)
Total comprehensive income	378,202	521,671	802,717	1,026,093
Allocation to noncontrolling interests	(3,000)	(3,082)	(6,003)	(5,830)
Comprehensive income allocable to Public Storage shareholders	$375,202	$518,589	$796,714	$1,020,263

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2025	$4,350,000	$17,543	$6,124,382	$(867,425)	$(58,244)	$9,566,256	$104,096	$9,670,352
Issuance of common shares in connection with share-based compensation (22,544 shares)	—	2	4,626	—	—	4,628	—	4,628
Taxes withheld upon net share settlement of restricted share units	—	—	(372)	—	—	(372)	—	(372)
Share-based compensation cost	—	—	11,553	—	—	11,553	—	11,553
Acquisition of noncontrolling interests	—	—	(8,056)	—	—	(8,056)	(902)	(8,958)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,531	1,531
Net income	—	—	—	361,411	—	361,411	—	361,411
Net income allocated to noncontrolling interests	—	—	—	(2,992)	—	(2,992)	2,992	—
Reallocation of equity	—	—	(616)	—	—	(616)	616	—
Distributions to:
Preferred shareholders	—	—	—	(48,677)	—	(48,677)	—	(48,677)
Noncontrolling interests	—	—	—	—	—	—	(4,451)	(4,451)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(527,459)	—	(527,459)	—	(527,459)
Other comprehensive income	—	—	—	—	16,783	16,783	8	16,791
Balances at June 30, 2025	$4,350,000	$17,545	$6,131,517	$(1,085,142)	$(41,461)	$9,372,459	$103,890	$9,476,349
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2024	$4,350,000	$17,572	$5,991,606	$(336,003)	$(74,513)	$9,948,662	$96,636	$10,045,298
Issuance of common shares in connection with share-based compensation (14,191 shares)	—	2	2,595	—	—	2,597	—	2,597
Taxes withheld upon net share settlement of restricted share units	—	—	(288)	—	—	(288)	—	(288)
Share-based compensation cost	—	—	12,452	—	—	12,452	—	12,452
Repurchase of common shares (726,865 shares)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Contributions by noncontrolling interests	—	—	—	—	—	—	91	91
Net income	—	—	—	521,209	—	521,209	—	521,209
Net income allocated to noncontrolling interests	—	—	—	(3,082)	—	(3,082)	3,082	—
Reallocation of equity	—	—	95	—	—	95	(95)	—
Distributions to:
Preferred shareholders	—	—	—	(48,673)	—	(48,673)	—	(48,673)
Noncontrolling interests	—	—	—	—	—	—	(3,311)	(3,311)
Common shareholders and restricted share unitholders ($3.00 per share)	—	—	—	(526,189)	—	(526,189)	—	(526,189)
Other comprehensive income	—	—	—	—	462	462	—	462
Balances at June 30, 2024	$4,350,000	$17,501	$6,006,460	$(592,665)	$(74,051)	$9,707,245	$96,403	$9,803,648

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (44,323 shares)	—	4	7,841	—	—	7,845	—	7,845
Taxes withheld upon net share settlement of restricted share units	—	—	(3,040)	—	—	(3,040)	—	(3,040)
Share-based compensation cost	—	—	22,746	—	—	22,746	—	22,746
Acquisition of noncontrolling interests	—	—	(8,161)	—	—	(8,161)	(900)	(9,061)
Contributions by noncontrolling interests	—	—	—	—	—	—	2,684	2,684
Net income	—	—	—	772,202	—	772,202	—	772,202
Net income allocated to noncontrolling interests	—	—	—	(5,992)	—	(5,992)	5,992	—
Reallocation of equity	—	—	(3,982)	—	—	(3,982)	3,982	—
Distributions to:
Preferred shareholders	—	—	—	(97,355)	—	(97,355)	—	(97,355)
Noncontrolling interests	—	—	—	—	—	—	(8,925)	(8,925)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($6.00 per share/unit)	—	—	—	(1,054,914)	—	(1,054,914)	—	(1,054,914)
Other comprehensive income	—	—	—	—	30,504	30,504	11	30,515
Balances at June 30, 2025	$4,350,000	$17,545	$6,131,517	$(1,085,142)	$(41,461)	$9,372,459	$103,890	$9,476,349
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares in connection with share-based compensation (67,025 shares)	—	7	10,423	—	—	10,430	—	10,430
Taxes withheld upon net settlement of restricted share units	—	—	(5,616)	—	—	(5,616)	—	(5,616)
Share-based compensation cost	—	—	23,757	—	—	23,757	—	23,757
Repurchase of common shares (726,865 shares)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—
Contributions by noncontrolling interests	—	—	—	—	—	—	1,418	1,418
Net income	—	—	—	1,032,906	—	1,032,906	—	1,032,906
Net income allocated to noncontrolling interests	—	—	—	(5,831)	—	(5,831)	5,831	—
Reallocation of equity	—	—	(2,864)	—	—	(2,864)	2,864	—
Distributions to:
Preferred shareholders	—	—	—	(97,351)	—	(97,351)	—	(97,351)
Noncontrolling interests	—	—	—	—	—	—	(7,477)	(7,477)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($6.00 per share/unit)	—	—	—	(1,054,552)	—	(1,054,552)	—	(1,054,552)
Other comprehensive loss	—	—	—	—	(6,812)	(6,812)	(1)	(6,813)
Balances at June 30, 2024	$4,350,000	$17,501	$6,006,460	$(592,665)	$(74,051)	$9,707,245	$96,403	$9,803,648

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$772,202	$1,032,906
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(208)	(874)
Depreciation and amortization	565,931	568,545
Equity in earnings of unconsolidated real estate entities	(1,397)	(12,570)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	736	9,330
Unrealized foreign currency exchange loss (gain)	215,716	(49,858)
Share-based compensation expense	20,903	21,174
Impairment of real estate investments	3,827	—
Other non-cash adjustments	6,295	5,395
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(22,766)	(6,154)
Accrued and other liabilities	16,532	(7,029)
Net cash flows from operating activities	1,577,771	1,560,865
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(84,302)	(117,481)
Capital expenditures for property enhancements	—	(63,027)
Capital expenditures for energy efficiencies (LED lighting, solar)	(29,045)	(25,984)
Development and expansion of real estate facilities	(143,146)	(164,932)
Acquisition of real estate facilities and intangible assets	(303,277)	(21,963)
Issuance of notes receivable	(67,876)	—
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	—	13,285
Proceeds from sale of real estate investments	2,849	2,443
Net cash flows used in investing activities	(624,797)	(377,659)
Cash flows from financing activities:
Repayments of notes payable	(65)	(808,442)
Issuance of notes payable, net of issuance costs	866,532	1,151,022
Issuance of common shares in connection with share-based compensation	7,779	10,364
Taxes paid upon net share settlement of restricted share units	(3,040)	(5,616)
Repurchase of common shares	—	(200,000)
Acquisition of noncontrolling interests	(9,061)	—
Contributions by noncontrolling interests	2,684	1,418
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(1,151,691)	(1,151,394)
Distributions paid to noncontrolling interests	(8,925)	(7,477)
Net cash flows used in financing activities	(295,787)	(1,010,125)
Net increase in cash and equivalents, including restricted cash	$657,187	$173,081
See accompanying notes.
8

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$447,416	$370,002
Restricted cash included in other assets	—	30,373
	$447,416	$400,375

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$1,104,603	$542,263
Restricted cash included in other assets	—	31,193
	$1,104,603	$573,456

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(9,718)	$(9,589)
Capital expenditures for property enhancements	—	(6,264)
Capital expenditures for energy efficiencies (LED lighting, solar)	(3,282)	(1,582)
Construction or expansion of real estate facilities	(45,729)	(47,175)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$139,685	$131,333
Cash paid for income taxes, net of refunds	5,910	6,144

See accompanying notes.
9

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of June 30, 2025, Public Storage owned all of the general partner interests and approximately 99.80% of the limited partnership interests of PSA OP, with the remaining 0.20% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At June 30, 2025, we owned interests in 3,103 self-storage facilities (with approximately 224.1 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.0 million net rentable square feet of commercial and retail space. In addition, we managed 329 facilities (with approximately 25.4 million net rentable square feet) for third parties at June 30, 2025.
At June 30, 2025, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 321 self-storage facilities (with approximately 18 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. In recording our share of equity in earnings or losses from Shurgard, we adjust Shurgard’s operating results, which are reported under IFRS, to conform with US GAAP.
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
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
3. Real Estate Facilities
Activity in real estate facilities during the six months ended June 30, 2025 is as follows:

Six Months Ended June 30, 2025
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$28,478,738
Capital expenditures to maintain real estate facilities	85,555
Capital expenditures for energy efficiencies (LED lighting, solar)	31,202
Acquisitions	288,227
Transfers, dispositions, and retirements, net	19,564
Developed or expanded facilities opened for operation	208,406
Ending balance	29,111,692
Accumulated depreciation:
Beginning balance	(10,426,186)
Depreciation expense	(514,075)
Dispositions and retirements	2,095
Ending balance	(10,938,166)
Construction in process:
Beginning balance	308,101
Costs incurred to develop and expand real estate facilities	160,172
Write-off of cancelled projects and transfer to other assets	(2,572)
Developed or expanded facilities opened for operation	(208,406)
Ending balance	257,295
Total real estate facilities at June 30, 2025	$18,430,821
During the six months ended June 30, 2025, we acquired 25 self-storage facilities (1.8 million net rentable square feet of storage space), for a total cost of $303.3 million in cash. Approximately $15.1 million of the total cost was allocated to intangible assets. During the six months ended June 30, 2025, we completed development and redevelopment activities costing $208.4 million, adding 0.9 million net rentable square feet of self-storage space. Construction in process at June 30, 2025 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities. During the six months ended June 30, 2025, we recognized $3.8 million of impairment write-down of certain land development parcels that are or will be marketed for sale. These land development parcels were included in other assets on the Consolidated Balance Sheet, and the related impairment write-down was classified as real estate acquisition and development expense on the Consolidated Statements of Income.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

4. Investment in Unconsolidated Real Estate Entity
Throughout all periods presented, we had an approximate 35% equity interest in Shurgard. At June 30, 2025, we owned 35,196,725 common shares of Shurgard. Based upon the closing price at June 30, 2025 (€37.00 per share of Shurgard common stock, at 1.174 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.
Our equity in earnings of Shurgard comprise our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the six months ended June 30, 2025 and 2024, we received $2.4 million and $2.0 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $0.8 million and $0.7 million of intra-entity profits and losses for the six months ended June 30, 2025 and 2024, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our Consolidated Statements of Income.
At June 30, 2025, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $31.1 million ($62.6 million at December 31, 2024). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $5.8 million and $4.0 million during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we transferred $25.7 million of the Shurgard Basis Differential to Real Estate Facilities.
As of June 30, 2025 and 2024, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $30.5 million other comprehensive income and $6.8 million other comprehensive loss during the six months ended June 30, 2025 and 2024, respectively.
5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At June 30, 2025			At December 31, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,023,161	(954,361)	68,800	1,008,111	(910,591)	97,520
Total goodwill and other intangible assets	$1,207,828	$(954,361)	$253,467	$1,192,778	$(910,591)	$282,187
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $20.5 million and $43.8 million for the three and six months ended June 30, 2025, respectively, and $31.0 million and $66.8 million for the same periods in 2024. During the six months ended June 30, 2025, intangibles increased $15.1 million, in connection with the acquisition of real estate facilities (Note 3).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

The estimated future amortization expense for our finite-lived intangible assets at June 30, 2025 is as follows (amounts in thousands):

Year	Amount
Remainder of 2025	$33,408
2026	27,861
2027	3,739
2028	378
2029	212
Thereafter	3,202
Total	$68,800
6. Notes Receivable
We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. The bridge loans, collateralized by operating self-storage properties, typically have a term of three years or four years with two one-year extensions, and have variable interest rates. At June 30, 2025, we had a notes receivable balance of $78.5 million included in other assets and an unfunded loan commitment of $44.1 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. As of June 30, 2025, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was immaterial.
7. Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at June 30, 2025). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at June 30, 2025). At June 30, 2025 and July 30, 2025, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $20.0 million at June 30, 2025 ($19.4 million at December 31, 2024). The Credit Facility has various customary restrictive covenants with which we were in compliance at June 30, 2025.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

8. Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2025 and December 31, 2024 are set forth in the tables below:

			Amounts at June 30, 2025				Amounts at December 31, 2024
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due July 25, 2025	SOFR+0.60%	4.940%	$400,000	$(57)	$399,943	$400,053	$399,537	$400,714
Notes due February 15, 2026	0.875%	1.030%	500,000	(470)	499,530	488,887	499,160	479,639
Notes due November 9, 2026	1.500%	1.640%	650,000	(1,182)	648,818	627,715	648,383	614,981
Notes due April 16, 2027	SOFR+0.70%	5.041%	700,000	(1,936)	698,064	700,708	697,544	706,119
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,172)	498,828	489,257	498,564	480,904
Notes due May 1, 2028	1.850%	1.962%	650,000	(1,906)	648,094	610,539	647,756	592,876
Notes due November 9, 2028	1.950%	2.044%	550,000	(1,616)	548,384	512,256	548,144	494,867
Notes due January 15, 2029	5.125%	5.260%	500,000	(2,068)	497,932	515,728	497,639	506,074
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,172)	498,828	484,819	498,673	472,031
Notes due July 1, 2030	4.375%	4.568%	475,000	(4,050)	470,950	473,628	—	—
Notes due May 1, 2031	2.300%	2.419%	650,000	(3,984)	646,016	577,297	645,673	555,387
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,253)	547,747	480,262	547,570	459,682
Notes due August 1, 2033	5.100%	5.207%	700,000	(4,682)	695,318	718,627	695,028	695,171
Notes due July 1, 2035	5.000%	5.143%	400,000	(4,404)	395,596	398,444	—	—
Notes due August 1, 2053	5.350%	5.474%	900,000	(15,497)	884,503	863,379	884,224	856,992
			8,625,000	(46,449)	8,578,551	8,341,599	7,707,895	7,315,437

Euro Denominated Unsecured Debt
Notes due November 3, 2025	2.175%	2.175%	284,194	—	284,194	283,680	251,385	249,979
Notes due September 9, 2030	0.500%	0.640%	822,002	(5,812)	816,190	719,802	720,735	630,159
Notes due January 24, 2032	0.875%	0.978%	587,145	(3,518)	583,627	505,529	515,575	443,113
Notes due April 11, 2039	4.080%	4.080%	176,143	(69)	176,074	181,962	155,736	166,979
			1,869,484	(9,399)	1,860,085	1,690,973	1,643,431	1,490,230

Mortgage Debt, secured by 2 real estate facilities with a net book value of $11.0 million	4.287%	4.287%	1,643	—	1,643	1,620	1,708	1,591

			$10,496,127	$(55,848)	$10,440,279	$10,034,192	$9,353,034	$8,807,258

Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.
U.S. Dollar Denominated Unsecured Notes
On June 30, 2025, PSOC completed a public offering of $875 million aggregate principal amount of senior notes, including $$475 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.375% maturing on July 1, 2030 and $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.000% maturing on July 1, 2035. Interest on the senior notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. In connection with the offering, we received approximately $867 million in net proceeds from the offering.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at June 30, 2025. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 19% at June 30, 2025) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 12x for the twelve months ended June 30, 2025) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At June 30, 2025, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €500.0 million issued in a public offering on January 24, 2020, (iii) €700.0 million issued in a public offering on September 9, 2021, and (iv) €150.0 million issued to institutional investors on April 11, 2024. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange (loss) gain” on our income statement (losses of $147.1 million and $216.3 million for the three and six months ended June 30, 2025, respectively, as compared to gains of $12.5 million and $50.4 million for the three and six months ended June 30, 2024, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At June 30, 2025, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At June 30, 2025, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2025	$684,194	$67	$684,261
2026	1,150,000	138	1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
Thereafter	5,260,290	1,075	5,261,365
	$10,494,484	$1,643	$10,496,127
Weighted average effective rate	3.0%	4.3%	3.0%
Interest capitalized as real estate totaled $3.1 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.
Interest Rate Swaps
On June 30, 2025, in connection with our public offering of senior notes due July 1, 2030, we entered into three separate interest rate swap agreements, with a combined notional amount of $475 million, which effectively convert the debt’s fixed interest rate to a variable rate. The swaps were designated in combination as a fair value hedge of interest rate risk.
As of June 30, 2025, the fair value of each swap was zero.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

9. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At June 30, 2025, certain of these subsidiaries have issued 470,398 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 12 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At June 30, 2025, approximately 0.20% of the partnership interests of PSA OP, representing 342,833 vested LTIP units, were not owned by the Company. There were no outstanding OP Units not owned by the Company at June 30, 2025. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.
10. Shareholders’ Equity

Preferred Shares
At June 30, 2025 and December 31, 2024, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2025		At December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At June 30, 2025, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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
Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $527.2 million ($3.00 per share) and $525.9 million ($3.00 per share) for the three months ended June 30, 2025 and 2024, respectively, and $1.05 billion ($6.00 per share/unit) for each of the six months ended June 30, 2025 and 2024. In addition, we accrued $0.3 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for each of the three months ended June 30, 2025 and 2024, and $0.6 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
Preferred share dividends paid totaled $48.7 million for each of the three months ended June 30, 2025 and 2024, and $97.4 million for each of the six months ended June 30, 2025 and 2024.

11. Related Party Transactions
At June 30, 2025, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 67 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.0 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

12. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table.
In addition, $0.5 million and $1.1 million share-based compensation cost was capitalized as real estate facilities for the three and six months ended June 30, 2025, respectively, as compared to $1.2 million and $1.8 million for the same periods of 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Amounts in thousands)

Self-storage cost of operations	$2,965	$3,065	$6,096	$6,310
Ancillary cost of operations	338	250	673	626
Real estate acquisition and development expense	259	740	1,113	1,428
General and administrative	7,059	6,772	13,022	12,810
Total	$10,621	$10,827	$20,904	$21,174

As of June 30, 2025, there was $75.5 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
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
Below is a summary of award activity issued in the form of RSUs and LTIP units for the six months ended June 30, 2025.

	Service-Based	Performance-Based (a)	Total
Unvested awards outstanding January 1, 2025	257,874	128,057	385,931
Granted (b)	1,822	36,802	38,624
Vested (c)	(35,996)	(26,394)	(62,390)
Forfeited	(11,986)	—	(11,986)
Unvested awards outstanding June 30, 2025	211,714	138,465	350,179

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the six months ended June 30, 2025, 36,802 performance-based LTIP unit awards (at target) were granted to certain executive officers. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 73,604 LTIP units.
(c)9,794 common shares were issued from the vesting of RSUs.
For the three and six months ended June 30, 2025, we incurred share-based compensation cost for RSUs and LTIP units of $7.5 million and $15.7 million, respectively, as compared to $8.1 million and $16.0 million for the same periods in 2024.
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

Below is a summary of award activity issued in the form of stock options and AO LTIP units for the six months ended June 30, 2025.

	Service-Based	Performance-Based (a)	Total
Awards outstanding January 1, 2025	1,347,866	1,202,599	2,550,465
Granted (b)	96,994	61,388	158,382
Exercised or converted (c)	(223,705)	(26,874)	(250,579)
Cancelled	(6,884)	—	(6,884)
Awards outstanding June 30, 2025	1,214,271	1,237,113	2,451,384
Awards exercisable or convertible at June 30, 2025	1,039,378	881,215	1,920,593

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the six months ended June 30, 2025, 93,817 of service-based AO LTIP units, 61,388 of performance-based AO LTIP units (at target), and 3,177 service-based options were granted to certain executive officers and trustees. The vesting of the performance-based AO LTIP units is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These performance-based AO LTIP units require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 122,776 AO LTIP units.
(c)33,703 common shares were issued upon the exercise of stock options. 66,936 vested LTIP units were issued upon conversion of 216,876 AO LTIP units in the six months ended June 30, 2025.
For the three and six months ended June 30, 2025, we incurred share-based compensation cost for stock options and AO LTIP units of $3.4 million and $5.8 million, respectively, as compared to $3.7 million and $6.6 million for the same periods in 2024.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, fully-vested LTIP units, or deferred share units (“DSUs”) to be settled at a specified future date. Unrestricted common shares and/or LTIP units and DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the six months ended June 30, 2025, we granted 914 fully vested LTIP units, 379 DSUs, and 224 unrestricted common shares. During the six months ended 2025, 602 previously granted DSUs were settled in common shares. A total of 11,263 DSUs were outstanding at June 30, 2025 (11,486 at December 31, 2024).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units representing 552,302 common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025, as compared to 433,226 common shares for the same period in 2024, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$308,968	$468,366	$667,198	$927,575

Denominator for basic net income per share - weighted average common shares outstanding	175,442	175,469	175,431	175,585
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	479	540	501	595
Denominator for dilutive net income per share - weighted average common shares outstanding	175,921	176,009	175,932	176,180

Net income per common share:
Basic	$1.76	$2.67	$3.80	$5.28
Dilutive	$1.76	$2.66	$3.79	$5.26

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,118,658	$1,099,736	$2,221,656	$2,185,781
Cost of operations:
Property taxes	(120,308)	(114,750)	(243,210)	(231,842)
On-site property manager payroll	(39,448)	(39,959)	(79,083)	(84,452)
Repairs and maintenance	(22,984)	(22,597)	(49,894)	(47,297)
Utilities	(13,493)	(13,121)	(32,218)	(30,624)
Marketing	(23,890)	(22,572)	(50,660)	(51,834)
Other direct property costs	(29,689)	(28,838)	(60,382)	(59,184)
Supervisory payroll	(13,355)	(12,346)	(27,271)	(25,452)
Centralized management costs	(18,585)	(16,253)	(37,057)	(33,920)
Share-based compensation	(2,965)	(3,065)	(6,096)	(6,310)
Total cost of operations	(284,717)	(273,501)	(585,871)	(570,915)
Net operating income	833,941	826,235	1,635,785	1,614,866
Depreciation and amortization	(283,216)	(283,342)	(565,931)	(568,545)
Net income	550,725	542,893	1,069,854	1,046,321

Ancillary Operations
Revenue	82,436	73,475	162,622	144,650
Cost of operations	(33,288)	(27,543)	(63,981)	(54,612)
Net operating income	49,148	45,932	98,641	90,038

Total net income allocated to segments	599,873	588,825	1,168,495	1,136,359

Other items not allocated to segments:
Real estate acquisition and development expense	(2,538)	(2,907)	(9,961)	(6,624)
General and administrative	(25,727)	(26,580)	(50,911)	(47,916)
Interest and other income	12,789	18,253	26,023	32,219
Interest expense	(71,609)	(73,236)	(143,618)	(141,014)
Equity in earnings of unconsolidated real estate entities	(2,230)	6,480	1,397	12,570
Foreign currency exchange (loss) gain	(146,070)	12,449	(214,765)	49,992
Gain on sale of real estate	163	—	208	874
Income tax expense	(3,240)	(2,075)	(4,666)	(3,554)
Net income	$361,411	$521,209	$772,202	$1,032,906

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

15. Commitments and Contingencies
Contingent Losses
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
Insurance and Loss Exposure
We maintain comprehensive property and casualty insurance policies which include coverage for earthquake, rental loss, general liability, umbrella liability, management liability,  employee medical insurance and workers compensation coverage through internationally recognized and highly rated insurance carriers, subject to deductibles.
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase excess insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At June 30, 2025, there were approximately 1.5 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $7.2 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $184.9 million at June 30, 2025. We expect to pay approximately $74.6 million in the remainder of 2025 and $104.0 million in 2026, and $6.3 million in 2027 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $59.6 million at June 30, 2025. We expect to pay approximately $1.9 million in the remainder of 2025, $4.1 million in 2026, $2.7 million in 2027, $2.5 million in each of 2028 and 2029, and $45.9 million thereafter for these commitments.
We have an unfunded loan commitment totaling $44.1 million at June 30, 2025. We expect to fund the loan in the next twelve months, subject to the satisfaction of certain conditions.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

16. Corporate Transformation Costs
As part of our successful operating model transformation, we’ve launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology, expanding our geographic footprint with a stronger presence in Texas and offshore locations, and continuing to invest in our people. The initiative is intended to transform our corporate functions improving efficiency and productivity.

We expect to incur corporate transformation costs of approximately $15 to $20 million over the next three years as we complete the initiative, primarily related to employee severance and relocation expense, and employee retention and other transition expense.

As of June 30, 2025, corporate transformation costs incurred to date total approximately $1.8 million, primarily attributable to employee severance expenses, and included in the general and administrative expense in the Consolidated Statements of Income.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

17. Subsequent Events
Subsequent to June 30, 2025, we acquired or were under contract to acquire 47 self-storage facilities across 17 states with 3.1 million net rentable square feet, for $481.9 million.
On July 13, 2025, Ki Corporation (“Ki”) and Public Storage (together, the “Consortium”) announced a revised non-binding indicative offer to acquire all of the outstanding stapled securities of Abacus Storage King (ASX:ASK) that are not already held by Ki or its subsidiaries (together, the “Ki Group”) for A$1.65 per stapled security. The Ki Group is currently ASK’s major securityholder. Under the terms of the revised offer, Public Storage’s share of the total estimated cost, excluding direct transaction costs, would be approximately $710 million (A$1.08 billion), anticipated to be funded with Australian Dollar denominated unsecured debt. Abacus Storage King is one of the largest self-storage owners in Australia and New Zealand with approximately 126 operating properties, 21 development sites, and 75 managed properties. The structure of the transaction is subject to finalization, and the transaction is subject to a number of conditions, including due diligence, negotiation of a definitive agreement, and legal, regulatory, and shareholder approvals.
Subsequent to June 30, 2025, we used a portion of the proceeds from a previously disclosed debt issuance to repay in full our $400 million unsecured notes due July 25, 2025.

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
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to those risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2025 and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, changes in national self-storage facility development activity, impacts from our strategic corporate transformation initiative, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation), or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below).
During the three and six months ended June 30, 2025, revenues generated by our Same Store Facilities increased by 0.2% ($2.0 million) and 0.1% ($2.6 million), respectively, as compared to the same periods in 2024, while Same Store Facilities cost of operations increased by 2.9% ($6.4 million) and 1.5% ($7.2 million), respectively. For each of the three and six months ended June 30, 2025, realized annual rent per occupied square foot for our Same Store Facilities increased by 0.6%, while average occupancy decreased by 0.4%, as compared to the same period in 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2023, we acquired a total of 211 facilities with 15.6 million net rentable square feet for $3.2 billion. Additionally, within our non-same store portfolio, our Newly Developed and Expanded Facilities include a total of 102 self-storage facilities with 12.0 million net rentable square feet. For development and expansions completed by June 30, 2025, we incurred a total cost of $1.5 billion. During the three and six months ended June 30, 2025, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 18.4% ($20.5 million) and 16.7% ($9.7 million), respectively, as compared to the same periods in 2024.
We have embarked on a solar program under which we plan to install solar panels on over 1,400 of our self-storage facilities. We have completed the installations on 1,024 facilities through June 30, 2025. We spent approximately $29 million on the program in the six months ended June 30, 2025 and expect to spend approximately $50 million over 2025 on this effort.
On June 30, 2025, PSOC completed a public offering of $875 million aggregate principal amount of senior notes, including $475 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.375% maturing on July 1, 2030 and $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.000% maturing on July 1, 2035. In connection with the offering of senior notes due July 1, 2030, we entered into five-year interest rate swaps in order to manage our variable rate assets. These swaps are designated as fair value hedges, which convert the debt’s fixed interest rate to variable rate.
On July 13, 2025, Ki Corporation (“Ki”) and Public Storage (together, the “Consortium”) announced a revised non-binding indicative offer to acquire all of the outstanding stapled securities of Abacus Storage King (ASX:ASK) that are not already held by Ki or its subsidiaries (together, the “Ki Group”) for A$1.65 per stapled security. The Ki Group is currently ASK’s major securityholder. Under the terms of the revised offer, Public Storage’s share of the total estimated cost, excluding direct transaction costs, would be approximately $710 million (A$1.08 billion), anticipated to be funded with Australian Dollar denominated unsecured debt. Abacus Storage King is one of the largest self-storage owners in Australia and New Zealand with approximately 126 operating properties, 21 development sites, and 75 managed properties. The structure of the transaction is subject to finalization, and the transaction is subject to a number of conditions, including due diligence, negotiation of a definitive agreement, and legal, regulatory, and shareholder approvals.
Results of Operations
Operating Results for the Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025, net income allocable to our common shareholders was $309.0 million or $1.76 per diluted common share, compared to $468.4 million or $2.66 per diluted common share for the same period in 2024, representing a decrease of $159.4 million or $0.90 per diluted common share. The decrease is due primarily to (i) a $158.5 million increase in foreign currency losses primarily associated with our Euro denominated notes payable, (ii) an $8.7 million decrease in equity in (loss) earnings of unconsolidated real estate entities, and (iii) a $5.5 million decrease in interest income, partially offset by (iv) a $7.7 million increase in self-storage net operating income.

The $7.7 million increase in self-storage net operating income in the three months ended June 30, 2025 as compared to the same period in 2024 is a result of a $12.0 million increase attributable to our Non-Same Store Facilities (as defined below), partially offset by a $4.3 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities increased 0.2% or $2.0 million in the three months ended June 30, 2025 as compared to the same period in 2024, due primarily to higher realized annual rent per occupied square foot and a decline in occupancy. Cost of operations for the Same Store Facilities increased by 2.9% or $6.4 million in the three months ended June 30, 2025 as compared to the same period in 2024, due primarily to increased other direct property costs, repairs and maintenance expense and marketing expense, partially offset by decreased on-site property manager payroll. The increase in net operating income of $12.0 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2024 and the lease-up of newly acquired and development/expansion properties.

Operating Results for the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, net income allocable to our common shareholders was $667.2 million or $3.79 per diluted common share, compared to $927.6 million or $5.26 per diluted common share for the same period in 2024, representing a decrease of $260.4 million or $1.47 per diluted common share. The decrease is due primarily to (i) a $264.8 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable partially offset by (ii) a $20.9 million increase in self-storage net operating income.
The $20.9 million increase in self-storage net operating income in the six months ended June 30, 2025 as compared to the same period in 2024 is a result of a $25.5 million increase attributable to our Non-Same Store Facilities, partially offset by a $4.6 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities increased 0.1% or $2.6 million in the six months ended June 30, 2025 as compared to the same period in 2024, due primarily to higher realized annual rent per occupied square foot offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 1.5% or $7.2 million in the six months ended June 30, 2025 as compared to the same period in 2024, due primarily to increased property tax expense offset by decreased on-site property manager payroll expense. The increase in net operating income of $25.5 million for the Non-Same Store Facilities is due primarily to the impact of facilities acquired in 2023 and 2024.
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
For the three months ended June 30, 2025, FFO was $3.44 per diluted common share as compared to $4.30 per diluted common share for the same period in 2024, representing a decrease of 20.0%, or $0.86 per diluted common share.
For the six months ended June 30, 2025, FFO was $7.15 per diluted common share as compared to $8.54 per diluted common share for the same period in 2024, representing a decrease of 16.3%, or $1.39 per diluted common share.

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
The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$308,968	$468,366	(34.0)%	$667,198	$927,575	(28.1)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	280,221	279,894		560,230	562,097
Real estate-related depreciation from unconsolidated real estate investment	17,683	9,762		30,958	19,518
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(2,215)	(1,880)		(4,329)	(3,715)
Impairment write-down of real estate investments	—	—		3,827	—
Gains on sale of real estate investments, including our equity share from investment	(163)	—		(208)	(871)
FFO allocable to common shares	$604,494	$756,142	(20.1)%	$1,257,676	$1,504,604	(16.4)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange loss (gain)	146,070	(12,449)		214,765	(49,992)
Unrealized loss (gain) on private equity investments	915	(1,011)		1,788	(2,114)
Corporate transformation costs	1,013	—		1,802	—
Other items	(143)	2,211		915	3,365
Core FFO allocable to common shares	$752,349	$744,893	1.0%	$1,476,946	$1,455,863	1.4%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$1.76	$2.66	(33.8)%	$3.79	$5.26	(27.9)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.68	1.64		3.34	3.29
Impairment write-down of real estate investments	—	—		0.02	—
Gains on sale of real estate investments, including our equity share from investment	—	—		—	(0.01)
FFO per share	$3.44	$4.30	(20.0)%	$7.15	$8.54	(16.3)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange loss (gain)	0.82	(0.08)		1.21	(0.29)
Unrealized loss (gain) on private equity investments	0.01	—		0.01	(0.01)
Corporate transformation costs	0.01	—		0.01	—
Other items	—	0.01		0.01	0.02
Core FFO per share	$4.28	$4.23	1.2%	$8.39	$8.26	1.6%

Diluted weighted average common shares	175,921	176,009		175,932	176,180

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,565 facilities that we have owned and operated on a stabilized basis since January 1, 2023 (the “Same Store Facilities”), (ii) 211 facilities we acquired since January 1, 2023 (the “Acquired Facilities”), (iii) 102 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2025 (the “Newly Developed and Expanded Facilities”), and (iv) 225 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2023 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Newly Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 14 to our June 30, 2025 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$945,193	$943,145	0.2%	$1,879,736	$1,877,174	0.1%
Acquired Facilities	54,861	46,025	19.2%	107,978	91,175	18.4%
Newly Developed and Expanded Facilities	44,369	38,628	14.9%	86,873	75,450	15.1%
Other Non-Same Store Facilities	74,235	71,938	3.2%	147,069	141,982	3.6%
	1,118,658	1,099,736	1.7%	2,221,656	2,185,781	1.6%
Cost of operations:
Same Store Facilities	228,641	222,275	2.9%	471,651	464,491	1.5%
Acquired Facilities	17,261	13,852	24.6%	34,619	29,894	15.8%
Newly Developed and Expanded Facilities	13,762	12,330	11.6%	28,031	25,032	12.0%
Other Non-Same Store Facilities	25,053	25,044	—%	51,570	51,498	0.1%
	284,717	273,501	4.1%	585,871	570,915	2.6%
Net operating income (a):
Same Store Facilities	716,552	720,870	(0.6)%	1,408,085	1,412,683	(0.3)%
Acquired Facilities	37,600	32,173	16.9%	73,359	61,281	19.7%
Newly Developed and Expanded Facilities	30,607	26,298	16.4%	58,842	50,418	16.7%
Other Non-Same Store Facilities	49,182	46,894	4.9%	95,499	90,484	5.5%
Total net operating income	833,941	826,235	0.9%	1,635,785	1,614,866	1.3%

Depreciation and amortization expense:
Same Store Facilities	176,939	177,934	(0.6)%	354,268	355,936	(0.5)%
Acquired Facilities	48,654	53,105	(8.4)%	98,919	107,923	(8.3)%
Newly Developed and Expanded Facilities	18,169	12,692	43.2%	33,919	24,860	36.4%
Other Non-Same Store Facilities	39,454	39,611	(0.4)%	78,825	79,826	(1.3)%
Total depreciation and amortization expense	283,216	283,342	—%	565,931	568,545	(0.5)%

Net income (loss):
Same Store Facilities	539,613	542,936	(0.6)%	1,053,817	1,056,747	(0.3)%
Acquired Facilities	(11,054)	(20,932)	(47.2)%	(25,560)	(46,642)	(45.2)%
Newly Developed and Expanded Facilities	12,438	13,606	(8.6)%	24,923	25,558	(2.5)%
Other Non-Same Store Facilities	9,728	7,283	33.6%	16,674	10,658	56.4%
Total net income	$550,725	$542,893	1.4%	$1,069,854	$1,046,321	2.2%

Number of facilities at period end:
Same Store Facilities				2,565	2,565	—%
Acquired Facilities				211	166	27.1%
Newly Developed and Expanded Facilities				102	86	18.6%
Other Non-Same Store Facilities				225	232	(3.0)%
				3,103	3,049	1.8%
Net rentable square footage at period end:
Same Store Facilities				175,349	175,349	—%
Acquired Facilities				15,605	12,214	27.8%
Newly Developed and Expanded Facilities				12,008	10,046	19.5%
Other Non-Same Store Facilities				21,101	21,231	(0.6)%
				224,063	218,840	2.4%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our June 30, 2025 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2023. Our Same Store Facilities increased from 2,507 facilities at December 31, 2024 to 2,565 at June 30, 2025. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2023, 2024, and 2025 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,565 facilities (175.3 million net rentable square feet) that represent approximately 78% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2025. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,565 facilities)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change (e)	2025	2024	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$913,422	$911,393	0.2%	$1,815,124	$1,813,135	0.1%
Late charges and administrative fees	31,771	31,752	0.1%	64,612	64,039	0.9%
Total revenues	945,193	943,145	0.2%	1,879,736	1,877,174	0.1%

Direct cost of operations (a):
Property taxes	95,668	91,651	4.4%	193,520	185,449	4.4%
On-site property manager payroll	31,679	32,624	(2.9)%	63,575	69,040	(7.9)%
Repairs and maintenance	18,580	18,787	(1.1)%	40,730	39,097	4.2%
Utilities	10,437	10,409	0.3%	24,919	23,872	4.4%
Marketing	19,132	18,222	5.0%	41,000	42,472	(3.5)%
Other direct property costs	24,669	24,410	1.1%	50,391	49,971	0.8%
Total direct cost of operations	200,165	196,103	2.1%	414,135	409,901	1.0%
Direct net operating income (b)	745,028	747,042	(0.3)%	1,465,601	1,467,273	(0.1)%

Indirect cost of operations (a):
Supervisory payroll	(10,574)	(10,010)	5.6%	(21,679)	(20,782)	4.3%
Centralized management costs	(15,479)	(13,624)	13.6%	(30,837)	(28,529)	8.1%
Share-based compensation	(2,423)	(2,538)	(4.5)%	(5,000)	(5,279)	(5.3)%
Net operating income	716,552	720,870	(0.6)%	1,408,085	1,412,683	(0.3)%
Depreciation and amortization expense	(176,939)	(177,934)	(0.6)%	(354,268)	(355,936)	(0.5)%
Net income	$539,613	$542,936	(0.6)%	$1,053,817	$1,056,747	(0.3)%

Gross margin (before indirect costs, depreciation and amortization expense)	78.8%	79.2%	(0.4)%	78.0%	78.2%	(0.2)%

Gross margin (before depreciation and amortization expense)	75.8%	76.4%	(0.6)%	74.9%	75.3%	(0.4)%

Weighted average for the period:
Square foot occupancy	92.6%	93.0%	(0.4)%	92.1%	92.5%	(0.4)%

Realized annual rental income per (c):
Occupied square foot	$22.50	$22.36	0.6%	$22.49	$22.35	0.6%
Available square foot	$20.84	$20.79	0.2%	$20.71	$20.68	0.1%

At June 30:
Square foot occupancy				92.2%	92.6%	(0.4)%
Annual contract rent per occupied square foot (d)				$22.67	$22.54	0.6%

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
Revenues generated by our Same Store Facilities increased 0.2% and 0.1% in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 0.2% increase in revenues for the three months ended June 30, 2025 was due primarily to a 0.6% increase in realized annual rent per occupied square foot, offset by a 0.4% decrease in average occupancy, as compared to the same period in 2024. The 0.1% increase in the six months ended June 30, 2025 was due primarily to a 0.6% increase in realized annual rent per occupied square foot, offset by a 0.4% decrease in average occupancy, as compared to the same period in 2024.
The 0.6% increase in realized annual rent per occupied square foot in the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to cumulative rate increases to existing long-term tenants over the past twelve months offset by a decrease in average rates per square foot charged to new tenants moving in over the same period. At June 30, 2025, annual contract rent per occupied square foot was 0.6% higher as compared to June 30, 2024.
The weighted average square foot occupancy for our Same Store Facilities was 92.6% and 92.1% in the three and six months ended June 30, 2025, respectively, representing a decrease of 0.4% as compared to the same periods in 2024. Higher year-over-year customer demand for the six months ended June 30, 2025, coupled with lower move-in rates led to a modestly higher move-in volume net of move-out volumes, as compared to the same period in 2024. The square foot occupancy for our Same Store Facilities increased 1.7% at June 30, 2025 as compared to December 31, 2024.
Move-out activities from our tenants increased slightly in the three and six months ended June 30, 2025 as compared to the same periods in 2024. Move-out average annual contract rent per square foot decreased in the three and six months ended June 30, 2025 as compared to the same periods in 2024, contributing to a 0.6% increase in annual contract rent per occupied square foot at June 30, 2025 as compared to the same periods in 2024.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and six months ended June 30, 2025 and 2024. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$13.48	$14.19	(5.0)%	$13.02	$13.69	(4.9)%
Square footage	32,034	31,882	0.5%	63,323	62,449	1.4%
Contract rents gained from move-ins	$107,955	$113,101	(4.5)%	$412,233	$427,463	(3.6)%
Promotional discounts given	$13,633	$14,151	(3.7)%	$29,343	$28,177	4.1%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.34	$20.80	(2.2)%	$20.33	$20.73	(1.9)%
Square footage	30,805	30,483	1.1%	60,358	59,910	0.7%
Contract rents lost from move-outs	$156,643	$158,512	(1.2)%	$613,539	$620,967	(1.2)%
Industry-wide demand was slightly higher in the first half of 2025 as compared to the same period in 2024 due to increases in customers who sought storage space for reasons other than home-moving activities. Demand fluctuates due to various local and regional factors, including the overall economy. Demand for our self-storage space is also impacted by new supply of self-storage space and alternatives to self-storage.
We expect industry-wide demand from new customers in 2025 to improve as compared to 2024, across a diverse set of markets, subject to potential adverse effects from evolving political and macroeconomic uncertainty including changes in trade policy and new tariffs. Additionally, following the recent wildfires in southern California in early 2025, we anticipate an adverse impact on revenue growth at our self-storage facilities located in Los Angeles County, where a temporary governmental pricing limitation is in place under the “State of Emergency” declarations. These self-storage facilities generated approximately 10% of revenues earned by our Same Store Facilities in 2024. As a result, we expect Same Store Facilities revenues in 2025 to be similar to those earned in 2024.
Late Charges and Administrative Fees
Late charges and administrative fees increased 0.1% and 0.9% for the three and six months ended June 30, 2025 as compared to the same period in the previous year as a result of higher late charges collected on delinquent accounts and higher administrative fees as a result of higher move-in activities.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 2.9% and 1.5% in the three and six months ended June 30, 2025, respectively, as compared to the same period in 2024, due primarily to increased property tax expense and centralized management costs, partially offset by decreased on-site property manager payroll expense and marketing.
Property tax expense increased 4.4% in the three and six months ended June 30, 2025, as compared to the same period in 2024, as a result of higher assessed values. We expect property tax expense to grow approximately 5% in 2025 due primarily to higher assessed values.

Centralized management costs represent administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives. Centralized management costs increased 13.6% and 8.1% in the three and six months ended June 30, 2025, respectively, as compared to the same period in 2024, primarily driven by increases in personnel-related costs, including executive, human resource and facility management and pricing and marketing support.
Marketing expense includes Internet advertising we utilize through our online paid search programs, television advertising and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Our marketing expense increased by 5.0% and decreased by 3.5% in the three and six months ended June 30, 2025, respectively, as compared to the same period in 2024. For the three months ended June 30, 2025, we utilized a higher volume of online paid search programs to attract new tenants as compared to the same period in 2024. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in the remainder of 2025.
On-site property manager payroll expense decreased 2.9% and 7.9% in the three and six months ended June 30, 2025, respectively, as compared to the same period in 2024, primarily due to reduction in labor hours driven by the implementation of dynamic staffing models based on customer activity levels. We expect on-site property manager payroll expense to decrease moderately in 2025 as compared to 2024 as we continue to enhance operational processes.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of June 30, 2025		Three Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2025	2024	Change (a)	2025	2024	Change (a)	2025	2024	Change (a)
Los Angeles	217	15.8	$36.01	$36.04	(0.1)%	95.0%	95.1%	(0.1)%	$34.21	$34.26	(0.1)%
San Francisco	130	8.0	33.65	32.58	3.3%	94.1%	94.9%	(0.8)%	31.66	30.90	2.5%
New York	90	6.6	32.79	32.25	1.7%	93.3%	93.8%	(0.5)%	30.59	30.25	1.2%
Washington DC	109	7.3	27.22	26.70	1.9%	94.0%	93.6%	0.4%	25.58	25.00	2.3%
Miami	85	6.3	30.27	29.87	1.3%	92.6%	93.6%	(1.0)%	28.03	27.95	0.3%
Seattle-Tacoma	95	6.7	26.55	25.57	3.8%	93.1%	93.4%	(0.3)%	24.72	23.89	3.5%
Dallas-Ft. Worth	136	10.2	17.25	18.18	(5.1)%	90.4%	90.1%	0.3%	15.60	16.39	(4.8)%
Houston	128	10.4	17.07	16.68	2.3%	90.8%	91.8%	(1.0)%	15.50	15.31	1.3%
Chicago	132	8.4	20.91	20.39	2.6%	93.4%	93.6%	(0.2)%	19.53	19.08	2.3%
Atlanta	107	7.1	16.07	17.50	(8.2)%	89.1%	88.2%	0.9%	14.32	15.44	(7.3)%
West Palm Beach	42	3.3	25.83	25.82	0.1%	91.8%	92.9%	(1.1)%	23.71	23.97	(1.1)%
Orlando-Daytona	72	4.6	18.72	18.68	0.3%	90.5%	91.8%	(1.3)%	16.95	17.15	(1.2)%
Philadelphia	60	3.9	20.53	20.63	(0.5)%	93.4%	93.4%	—%	19.18	19.27	(0.5)%
Tampa	56	3.7	19.56	18.91	3.4%	91.3%	90.4%	0.9%	17.85	17.09	4.4%
Baltimore	40	2.9	23.12	23.33	(0.9)%	94.0%	93.8%	0.2%	21.72	21.89	(0.8)%
Charlotte	57	4.4	15.86	15.98	(0.8)%	90.5%	92.1%	(1.6)%	14.35	14.72	(2.5)%
San Diego	22	2.1	30.50	29.60	3.0%	93.9%	94.9%	(1.0)%	28.63	28.09	1.9%
Denver	60	4.1	19.01	19.13	(0.7)%	93.2%	93.5%	(0.3)%	17.71	17.88	(1.0)%
Phoenix	45	3.1	19.18	19.54	(1.9)%	93.0%	93.4%	(0.4)%	17.83	18.25	(2.3)%
Detroit	43	3.1	18.25	17.97	1.5%	92.9%	93.2%	(0.3)%	16.95	16.75	1.2%
Boston	27	1.9	28.36	27.98	1.4%	95.2%	95.4%	(0.2)%	26.99	26.69	1.1%
Honolulu	11	0.8	55.55	52.66	5.5%	96.0%	96.7%	(0.7)%	53.33	50.91	4.8%
Portland	44	2.3	21.79	21.33	2.1%	92.5%	93.6%	(1.1)%	20.15	19.96	1.0%
Minneapolis/St. Paul	50	3.5	16.66	16.45	1.3%	94.1%	93.0%	1.1%	15.68	15.30	2.5%
Sacramento	34	2.0	21.84	21.60	1.1%	93.1%	94.1%	(1.0)%	20.33	20.32	—%
All other markets	673	42.8	16.25	16.18	0.4%	92.4%	93.1%	(0.7)%	15.02	15.06	(0.2)%
Totals	2,565	175.3	$22.50	$22.36	0.6%	92.6%	93.0%	(0.4)%	$20.84	$20.79	0.2%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
Los Angeles	$138,377	$138,500	(0.1)%	$17,873	$17,429	2.5%	$2,474	$2,505	(1.2)%	$118,030	$118,566	(0.5)%
San Francisco	64,975	63,432	2.4%	9,562	9,550	0.1%	1,508	1,375	9.7%	53,905	52,507	2.7%
New York	52,317	51,715	1.2%	12,637	11,927	6.0%	1,192	1,059	12.6%	38,488	38,729	(0.6)%
Washington DC	48,178	47,099	2.3%	9,346	8,985	4.0%	1,324	1,246	6.3%	37,508	36,868	1.7%
Miami	45,272	45,143	0.3%	9,923	9,070	9.4%	930	899	3.4%	34,419	35,174	(2.1)%
Seattle-Tacoma	42,227	40,770	3.6%	7,359	7,747	(5.0)%	1,072	1,009	6.2%	33,796	32,014	5.6%
Dallas-Ft. Worth	41,330	43,583	(5.2)%	10,598	10,785	(1.7)%	1,465	1,283	14.2%	29,267	31,515	(7.1)%
Houston	42,243	41,785	1.1%	11,374	11,001	3.4%	1,485	1,253	18.5%	29,384	29,531	(0.5)%
Chicago	42,439	41,442	2.4%	16,104	15,394	4.6%	1,398	1,279	9.3%	24,937	24,769	0.7%
Atlanta	26,779	28,835	(7.1)%	6,758	7,464	(9.5)%	1,207	1,054	14.5%	18,814	20,317	(7.4)%
West Palm Beach	20,084	20,302	(1.1)%	4,457	4,472	(0.3)%	477	498	(4.2)%	15,150	15,332	(1.2)%
Orlando-Daytona	20,099	20,341	(1.2)%	4,370	4,358	0.3%	781	729	7.1%	14,948	15,254	(2.0)%
Philadelphia	19,399	19,500	(0.5)%	4,486	4,447	0.9%	659	598	10.2%	14,254	14,455	(1.4)%
Tampa	17,337	16,627	4.3%	4,172	4,287	(2.7)%	594	520	14.2%	12,571	11,820	6.4%
Baltimore	16,691	16,786	(0.6)%	3,371	2,878	17.1%	447	382	17.0%	12,873	13,526	(4.8)%
Charlotte	16,599	17,011	(2.4)%	3,375	3,193	5.7%	601	533	12.8%	12,623	13,285	(5.0)%
San Diego	15,092	14,821	1.8%	2,171	2,224	(2.4)%	262	278	(5.8)%	12,659	12,319	2.8%
Denver	19,046	19,219	(0.9)%	5,850	6,261	(6.6)%	653	562	16.2%	12,543	12,396	1.2%
Phoenix	14,556	14,926	(2.5)%	2,756	2,925	(5.8)%	447	493	(9.3)%	11,353	11,508	(1.3)%
Detroit	13,786	13,607	1.3%	2,855	2,628	8.6%	481	431	11.6%	10,450	10,548	(0.9)%
Boston	12,957	12,802	1.2%	2,708	2,689	0.7%	338	309	9.4%	9,911	9,804	1.1%
Honolulu	10,940	10,436	4.8%	1,419	1,363	4.1%	156	126	23.8%	9,365	8,947	4.7%
Portland	12,172	12,048	1.0%	2,388	2,405	(0.7)%	432	435	(0.7)%	9,352	9,208	1.6%
Minneapolis/St. Paul	14,058	13,701	2.6%	4,132	3,902	5.9%	532	455	16.9%	9,394	9,344	0.5%
Sacramento	10,316	10,334	(0.2)%	1,691	1,750	(3.4)%	350	347	0.9%	8,275	8,237	0.5%
All other markets	167,924	168,380	(0.3)%	38,430	36,969	4.0%	7,211	6,514	10.7%	122,283	124,897	(2.1)%
Totals	$945,193	$943,145	0.2%	$200,165	$196,103	2.1%	$28,476	$26,172	8.8%	$716,552	$720,870	(0.6)%

Same Store Facilities Operating Trends by Market (Continued)

	As of June 30, 2025		Six Months Ended June 30,
	Number of Facilities	Square Feet (millions)	Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
			2025	2024	Change (a)	2025	2024	Change (a)	2025	2024	Change (a)
Los Angeles	217	15.8	$36.01	$35.89	0.3%	94.8%	95.2%	(0.4)%	$34.15	$34.16	—%
San Francisco	130	8.0	33.42	32.23	3.7%	93.8%	94.8%	(1.0)%	31.36	30.56	2.6%
New York	90	6.6	32.70	32.11	1.8%	93.0%	93.7%	(0.7)%	30.41	30.09	1.1%
Washington DC	109	7.3	27.17	26.66	1.9%	93.1%	92.6%	0.5%	25.29	24.69	2.4%
Miami	85	6.3	30.07	29.68	1.3%	92.8%	93.7%	(0.9)%	27.92	27.82	0.4%
Seattle-Tacoma	95	6.7	26.47	25.42	4.1%	92.4%	93.1%	(0.7)%	24.46	23.65	3.4%
Dallas-Ft. Worth	136	10.2	17.50	18.22	(3.9)%	89.2%	89.7%	(0.5)%	15.62	16.35	(4.4)%
Houston	128	10.4	17.01	16.68	2.0%	90.7%	91.3%	(0.6)%	15.44	15.23	1.4%
Chicago	132	8.4	20.90	20.36	2.7%	92.4%	92.8%	(0.4)%	19.31	18.88	2.3%
Atlanta	107	7.1	16.25	17.71	(8.2)%	88.3%	87.7%	0.6%	14.35	15.53	(7.6)%
West Palm Beach	42	3.3	25.75	25.72	0.1%	91.7%	92.9%	(1.2)%	23.63	23.89	(1.1)%
Orlando-Daytona	72	4.6	18.70	18.80	(0.5)%	90.5%	91.5%	(1.0)%	16.93	17.21	(1.6)%
Philadelphia	60	3.9	20.47	20.73	(1.2)%	92.8%	92.6%	0.2%	19.00	19.20	(1.1)%
Tampa	56	3.7	19.40	19.08	1.7%	92.0%	90.4%	1.6%	17.85	17.24	3.5%
Baltimore	40	2.9	23.26	23.54	(1.2)%	92.8%	92.3%	0.5%	21.59	21.73	(0.6)%
Charlotte	57	4.4	15.83	16.03	(1.3)%	90.1%	91.5%	(1.4)%	14.26	14.66	(2.8)%
San Diego	22	2.1	30.30	29.61	2.3%	93.6%	94.7%	(1.1)%	28.35	28.05	1.1%
Denver	60	4.1	19.11	19.13	(0.1)%	91.7%	92.4%	(0.7)%	17.52	17.67	(0.9)%
Phoenix	45	3.1	19.30	19.78	(2.4)%	92.0%	92.5%	(0.5)%	17.75	18.29	(3.0)%
Detroit	43	3.1	18.25	17.90	2.0%	92.1%	92.7%	(0.6)%	16.81	16.59	1.3%
Boston	27	1.9	28.33	28.02	1.1%	94.1%	94.3%	(0.2)%	26.66	26.41	0.9%
Honolulu	11	0.8	54.95	52.09	5.5%	95.7%	96.8%	(1.1)%	52.59	50.40	4.4%
Portland	44	2.3	21.66	21.26	1.9%	92.2%	93.1%	(0.9)%	19.97	19.80	0.9%
Minneapolis/St. Paul	50	3.5	16.69	16.42	1.6%	92.7%	92.0%	0.7%	15.47	15.10	2.4%
Sacramento	34	2.0	21.66	21.63	0.1%	93.2%	94.1%	(0.9)%	20.19	20.35	(0.8)%
All other markets	673	42.8	16.22	16.21	0.1%	91.8%	92.4%	(0.6)%	14.89	14.98	(0.6)%
Totals	2,565	175.3	$22.49	$22.35	0.6%	92.1%	92.5%	(0.4)%	$20.71	$20.68	0.1%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Six Months Ended June 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
Los Angeles	$276,300	$276,292	—%	$37,045	$36,993	0.1%	$5,084	$5,350	(5.0)%	$234,171	$233,949	0.1%
San Francisco	128,746	125,617	2.5%	19,616	20,702	(5.2)%	3,041	2,773	9.7%	106,089	102,142	3.9%
New York	104,047	102,905	1.1%	27,068	25,722	5.2%	2,422	2,173	11.5%	74,557	75,010	(0.6)%
Washington DC	95,381	93,068	2.5%	20,221	18,475	9.5%	2,600	2,540	2.4%	72,560	72,053	0.7%
Miami	90,275	89,943	0.4%	20,296	18,116	12.0%	1,892	1,869	1.2%	68,087	69,958	(2.7)%
Seattle-Tacoma	83,571	80,747	3.5%	15,234	16,352	(6.8)%	2,146	2,048	4.8%	66,191	62,347	6.2%
Dallas-Ft. Worth	82,923	86,993	(4.7)%	21,895	21,497	1.9%	2,961	2,541	16.5%	58,067	62,955	(7.8)%
Houston	84,179	83,139	1.3%	23,648	22,734	4.0%	2,989	2,635	13.4%	57,542	57,770	(0.4)%
Chicago	83,963	82,019	2.4%	32,833	35,179	(6.7)%	2,862	2,682	6.7%	48,268	44,158	9.3%
Atlanta	53,750	57,996	(7.3)%	12,911	13,834	(6.7)%	2,440	2,225	9.7%	38,399	41,937	(8.4)%
West Palm Beach	40,051	40,504	(1.1)%	8,935	9,427	(5.2)%	974	1,069	(8.9)%	30,142	30,008	0.4%
Orlando-Daytona	40,200	40,830	(1.5)%	8,773	8,765	0.1%	1,604	1,545	3.8%	29,823	30,520	(2.3)%
Philadelphia	38,513	38,899	(1.0)%	10,070	9,323	8.0%	1,325	1,239	6.9%	27,118	28,337	(4.3)%
Tampa	34,715	33,573	3.4%	8,317	8,552	(2.7)%	1,181	1,138	3.8%	25,217	23,883	5.6%
Baltimore	33,208	33,356	(0.4)%	7,125	6,529	9.1%	879	827	6.3%	25,204	26,000	(3.1)%
Charlotte	33,038	33,928	(2.6)%	6,795	6,599	3.0%	1,198	1,101	8.8%	25,045	26,228	(4.5)%
San Diego	29,896	29,604	1.0%	4,647	4,559	1.9%	559	614	(9.0)%	24,690	24,431	1.1%
Denver	37,735	38,022	(0.8)%	12,088	12,126	(0.3)%	1,296	1,206	7.5%	24,351	24,690	(1.4)%
Phoenix	29,035	29,942	(3.0)%	5,397	6,084	(11.3)%	915	989	(7.5)%	22,723	22,869	(0.6)%
Detroit	27,375	26,996	1.4%	5,909	5,712	3.4%	960	867	10.7%	20,506	20,417	0.4%
Boston	25,616	25,354	1.0%	6,017	5,960	1.0%	655	658	(0.5)%	18,944	18,736	1.1%
Honolulu	21,625	20,659	4.7%	2,828	2,803	0.9%	317	265	19.6%	18,480	17,591	5.1%
Portland	24,129	23,912	0.9%	4,823	4,862	(0.8)%	892	908	(1.8)%	18,414	18,142	1.5%
Minneapolis/St. Paul	27,730	27,052	2.5%	8,827	8,835	(0.1)%	1,070	949	12.8%	17,833	17,268	3.3%
Sacramento	20,511	20,711	(1.0)%	3,514	3,446	2.0%	728	735	(1.0)%	16,269	16,530	(1.6)%
All other markets	333,224	335,113	(0.6)%	79,303	76,715	3.4%	14,526	13,644	6.5%	239,395	244,754	(2.2)%
Totals	$1,879,736	$1,877,174	0.1%	$414,135	$409,901	1.0%	$57,516	$54,590	5.4%	$1,408,085	$1,412,683	(0.3)%

Acquired Facilities
The Acquired Facilities represent 211 facilities that we acquired in 2023, 2024, and 2025. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change (a)	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2023 Acquisitions	$48,070	$45,963	$2,107	$95,528	$91,113	$4,415
2024 Acquisitions	4,710	62	4,648	9,719	62	9,657
2025 Acquisitions	2,081	—	2,081	2,731	—	2,731
Total revenues	54,861	46,025	8,836	107,978	91,175	16,803

Cost of operations (b):
2023 Acquisitions	14,531	13,731	800	29,376	29,773	(397)
2024 Acquisitions	1,762	121	1,641	3,812	121	3,691
2025 Acquisitions	968	—	968	1,431	—	1,431
Total cost of operations	17,261	13,852	3,409	34,619	29,894	4,725

Net operating income:
2023 Acquisitions	33,539	32,232	1,307	66,152	61,340	4,812
2024 Acquisitions	2,948	(59)	3,007	5,907	(59)	5,966
2025 Acquisitions	1,113	—	1,113	1,300	—	1,300
Net operating income	37,600	32,173	5,427	73,359	61,281	12,078
Depreciation and amortization expense	(48,654)	(53,105)	4,451	(98,919)	(107,923)	9,004
Net loss	$(11,054)	$(20,932)	$9,878	$(25,560)	$(46,642)	$21,082

At June 30:
Square foot occupancy:
2023 Acquisitions				88.6%	87.0%	1.6%
2024 Acquisitions				86.6%	68.6%	18.0%
2025 Acquisitions				78.5%	—%	—%
				87.2%	87.0%	0.2%
Annual contract rent per occupied square foot:
2023 Acquisitions				$17.34	$17.26	0.5%
2024 Acquisitions				12.93	11.94	8.3%
2025 Acquisitions				15.08	—	—%
				$16.64	$17.26	(3.6)%
Number of facilities:
2023 Acquisitions				164	164	—
2024 Acquisitions				22	2	20
2025 Acquisitions				25	—	25
				211	166	45
Net rentable square feet (in thousands):
2023 Acquisitions (c)				12,112	12,067	45
2024 Acquisitions				1,666	147	1,519
2025 Acquisitions				1,827	—	1,827
				15,605	12,214	3,391

ACQUIRED FACILITIES (Continued)

As of June 30, 2025
Costs to acquire (in thousands):
2023 Acquisitions (c)(d)	$2,674,840
2024 Acquisitions	267,473
2025 Acquisitions	303,277
$3,245,590
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)We have completed the expansion project on a facility acquired in 2023 for $6.9 million, adding 45,000 net rentable square feet of storage space as of June 30, 2025.
(d)The amount includes the costs allocated to land, buildings and intangible assets associated with the 127 self-storage facilities from the Simply Acquisition.
We have been active in acquiring facilities in recent years. Since the beginning of 2023, we acquired a total of 211 facilities with 15.6 million net rentable square feet for $3.2 billion. During the three and six months ended June 30, 2025, these facilities contributed net operating income of $37.6 million and $73.4 million, respectively.
During 2023, we acquired BREIT Simply Storage LLC (“Simply”), a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the acquisition results in the table above are the Simply portfolio self-storage revenues of $77.5 million, NOI of $53.9 million (including Direct NOI of $56.7 million), and average square footage occupancy of 88.6% for the six months ended June 30, 2025.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. During the six months ended June 30, 2025, we acquired 25 self-storage facilities across nine states with 1.8 million net rentable square feet for $303.3 million. Subsequent to June 30, 2025, we acquired or were under contract to acquire 47 self-storage facilities across 17 states with 3.1 million net rentable square feet for $481.9 million. As a result, our total acquisitions through June 30, 2025, amount to $785.2 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 40 facilities that were developed on new sites since January 1, 2020, and 62 facilities expanded to increase their net rentable square footage. Of these expansions, 45 were completed before 2024, 10 were completed in 2024 or 2025, and seven are currently in process at June 30, 2025. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change (a)	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2020	$1,792	$1,869	$(77)	$3,579	$3,717	$(138)
Developed in 2021	3,087	2,909	178	6,092	5,743	349
Developed in 2022	2,865	2,479	386	5,647	4,746	901
Developed in 2023	2,693	1,325	1,368	5,091	2,231	2,860
Developed in 2024	1,091	51	1,040	1,887	53	1,834
Developed in 2025	156	—	156	182	—	182
Expansions completed before 2024	25,754	23,802	1,952	51,013	46,826	4,187
Expansions completed in 2024 or 2025	4,090	3,077	1,013	7,725	5,948	1,777
Expansions in process	2,841	3,116	(275)	5,657	6,186	(529)
Total revenues	44,369	38,628	5,741	86,873	75,450	11,423

Cost of operations (b):
Developed in 2020	486	476	10	1,025	910	115
Developed in 2021	935	941	(6)	1,951	1,863	88
Developed in 2022	982	940	42	1,972	2,068	(96)
Developed in 2023	1,336	1,328	8	2,765	2,398	367
Developed in 2024	594	98	496	1,158	111	1,047
Developed in 2025	144	—	144	237	—	237
Expansions completed before 2024	7,186	6,999	187	14,622	14,494	128
Expansions completed in 2024 or 2025	1,511	948	563	3,116	1,970	1,146
Expansions in process	588	600	(12)	1,185	1,218	(33)
Total cost of operations	13,762	12,330	1,432	28,031	25,032	2,999

Net operating income (loss):
Developed in 2020	1,306	1,393	(87)	2,554	2,807	(253)
Developed in 2021	2,152	1,968	184	4,141	3,880	261
Developed in 2022	1,883	1,539	344	3,675	2,678	997
Developed in 2023	1,357	(3)	1,360	2,326	(167)	2,493
Developed in 2024	497	(47)	544	729	(58)	787
Developed in 2025	12	—	12	(55)	—	(55)
Expansions completed before 2024	18,568	16,803	1,765	36,391	32,332	4,059
Expansions completed in 2024 or 2025	2,579	2,129	450	4,609	3,978	631
Expansions in process	2,253	2,516	(263)	4,472	4,968	(496)
Net operating income	30,607	26,298	4,309	58,842	50,418	8,424
Depreciation and amortization expense	(18,169)	(12,692)	(5,477)	(33,919)	(24,860)	(9,059)
Net income	$12,438	$13,606	$(1,168)	$24,923	$25,558	$(635)

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of June 30,
	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2020	89.1%	89.0%	0.1%
Developed in 2021	84.5%	86.3%	(1.8)%
Developed in 2022	90.2%	87.1%	3.1%
Developed in 2023	85.5%	57.7%	27.8%
Developed in 2024	63.0%	21.4%	41.6%
Developed in 2025	21.1%	—%	—%
Expansions completed before 2024	84.6%	82.0%	2.6%
Expansions completed in 2024 or 2025	62.0%	79.3%	(17.3)%
Expansions in process	78.2%	92.6%	(14.4)%
	78.6%	78.9%	(0.3)%
Annual contract rent per occupied square foot:
Developed in 2020	$22.06	$22.82	(3.3)%
Developed in 2021	19.23	20.00	(3.9)%
Developed in 2022	18.46	16.94	9.0%
Developed in 2023	11.60	10.03	15.7%
Developed in 2024	11.60	11.45	1.3%
Developed in 2025	10.87	—	—%
Expansions completed before 2024	20.55	20.13	2.1%
Expansions completed in 2024 or 2025	17.67	20.45	(13.6)%
Expansions in process	26.68	26.88	(0.7)%
	$18.96	$19.89	(4.7)%
Number of facilities:
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	8	—
Developed in 2023	11	11	—
Developed in 2024	7	3	4
Developed in 2025	5	—	5
Expansions completed before 2024	45	45	—
Expansions completed in 2024 or 2025	10	3	7
Expansions in process	7	7	—
	102	86	16
Net rentable square feet (in thousands):
Developed in 2020	347	347	—
Developed in 2021	760	681	79
Developed in 2022	631	631	—
Developed in 2023	1,098	1,098	—
Developed in 2024	668	275	393
Developed in 2025	527	—	527
Expansions completed before 2024	5,834	5,753	81
Expansions completed in 2024 or 2025	1,609	774	835
Expansions in process	534	487	47
	12,008	10,046	1,962

As of June 30, 2025
Costs to develop (in thousands):
Developed in 2020	$42,063
Developed in 2021	128,435
Developed in 2022	100,089
Developed in 2023	193,766
Developed in 2024	129,669
Developed in 2025	118,191
Expansions completed before 2024 (c)	468,750
Expansions completed in 2024 or 2025 (c)	291,111
$1,472,074
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
Our Newly Developed and Expanded Facilities includes a total of 102 self-storage facilities of 12.0 million net rentable square feet. For development and expansions completed by June 30, 2025, we incurred a total cost of $1.5 billion. During the three and six months ended June 30, 2025, Newly Developed and Expanded Facilities contributed net operating income of $30.6 million and $58.8 million, respectively.
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
We typically underwrite new developments to stabilize at approximately an 8% yield on cost (adjusted for impacts from tenant reinsurance and maintenance capital expenditures). Our developed facilities have thus far leased up as expected and are at various stages of their revenue stabilization periods. The actual annualized yields that we may achieve on these facilities upon stabilization will depend on many factors, including local and current market conditions in the vicinity of each property and the level of new and existing supply.
The facilities under “expansions completed” represent those facilities where the expansions have been completed at June 30, 2025. We incurred a total of $759.9 million in direct cost to expand these facilities, demolished a total of 0.5 million net rentable square feet of storage space, and built a total of 4.5 million net rentable square feet of new storage space.
At June 30, 2025, we had 27 additional facilities in development, which will have a total of 2.6 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $487.9 million. We expect these facilities to open over the next 18 to 24 months.
The facilities under “expansion in process” represent those facilities where construction is in process at June 30, 2025, and together with additional future expansion activities primarily related to our Same Store Facilities at June 30, 2025, we expect to add a total of 1.2 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $160.2 million.

As of June 30, 2025, we had development and expansion projects at a total cost of approximately $648.2 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2023, including facilities acquired prior to 2023 and facilities developed or expanded prior to 2020 undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 21.1 million net rentable square feet at June 30, 2025. During the three and six months ended June 30, 2025 and 2024, the average occupancy for these facilities totaled 86.1% and 85.0%, respectively, as compared to 81.2% and 80.3% for the same periods in 2024, and the realized rent per occupied square foot totaled $15.66 and $15.72, respectively, as compared to $16.04 and $16.01 for the same periods in 2024.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$61,644	$55,904	$5,740	$121,375	$110,020	$11,355
Merchandise	6,417	7,287	(870)	12,810	13,873	(1,063)
Third party property management	14,375	10,284	4,091	28,437	20,757	7,680
Total revenues	82,436	73,475	8,961	162,622	144,650	17,972
Cost of operations:
Tenant reinsurance	15,074	12,876	2,198	27,436	24,574	2,862
Merchandise	4,556	4,445	111	8,728	9,490	(762)
Third party property management	13,659	10,222	3,437	27,818	20,548	7,270
Total cost of operations	33,289	27,543	5,746	63,982	54,612	9,370
Net operating income (loss):
Tenant reinsurance	46,570	43,028	3,542	93,939	85,446	8,493
Merchandise	1,861	2,842	(981)	4,082	4,383	(301)
Third party property management	716	62	654	619	209	410
Total net operating income	$49,147	$45,932	$3,215	$98,640	$90,038	$8,602
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.7 million or 10.3% for the three months ended June 30, 2025, and increased $11.4 million or 10.3% for the six months ended June 30, 2025, in each case as compared to the same period in 2024, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage and premium rates in our tenant base at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same Store Facilities were $45.6 million and $90.3 million for the three and six months ended June 30, 2025, respectively, as compared to $43.2 million and $86.1 million for the same periods in 2024, representing an increase of 5.6% and 4.9%, respectively.
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

Third-party property management: At June 30, 2025, in our third-party property management program, we managed 329 facilities (25.4 million net rentable square feet) for unrelated third parties, and were under contract to manage 90 additional facilities (7.7 million net rentable square feet) including 88 facilities that are currently under construction. During the six months ended June 30, 2025, we added 33 facilities to the program and had 16 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity
We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. For the three and six months ended June 30, 2025, we recognized a loss from our equity method investment of Shurgard of $2.2 million and earnings of $1.4 million, respectively, as compared to earnings of $6.5 million and $12.6 million for the same periods in 2024. Included in our equity earnings from Shurgard were $17.7 million and $31.0 million of our share of depreciation and amortization expense for the three and six months ended June 30, 2025, respectively, as compared to $9.8 million and $19.5 million for the same periods in 2024.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at June 30, 2025 (1.039 at December 31, 2024), and average exchange rates of 1.134 and 1.076 for the three months ended June 30, 2025 and 2024, respectively, and average exchange rates of 1.093 and 1.081 for the six months ended June 30, 2025 and 2024, respectively.
Real estate acquisition and development expense: In the three and six months ended June 30, 2025, we incurred a total of $2.5 million and $10.0 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities, as compared to $2.9 million and $6.6 million for the same periods in 2024. These amounts are net of $3.4 million and $6.8 million in the three and six months ended June 30, 2025, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities, as compared to $4.2 million and $8.7 million for the same periods in 2024.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands)

Share-based compensation expense	$7,059	$6,772	$287	$13,022	$12,810	$212
Corporate management costs	8,319	7,027	1,292	15,948	14,820	1,128
Corporate transformation costs	1,013	—	1,013	1,802	—	1,802
Other costs	9,336	12,781	(3,445)	20,139	20,286	(147)
Total	$25,727	$26,580	$(853)	$50,911	$47,916	$2,995

General and administrative expense decreased $0.9 million the three months ended June 30, 2025, as compared to the same period of 2024, primarily due to a decrease in loss contingencies related to corporate legal matters.

General and administrative expense increased $3.0 million in the six months ended June 30, 2025, as compared to the same period of 2024, primarily due to increased legal costs associated with nonrecurring corporate legal matters and corporate transformation costs recognized in the six months ended June 30, 2025.

As part of our successful operating model transformation, we’ve launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology, expanding our geographic footprint with a stronger presence in Texas and offshore locations, and continuing to invest in our people. The initiative is intended to transform our corporate functions improving efficiency and productivity.

We expect to incur corporate transformation costs of approximately $15 to $20 million as we complete the initiative over the next three years. Beginning in 2028, we believe this restructuring plan will result in future cost savings of approximately $3 to $5 million annually, although the amount and timing of such savings are subject to change depending on a variety of factors.
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands)

Interest earned on cash balances	$7,163	$12,963	$(5,800)	$15,070	$21,603	$(6,533)
Commercial operations	2,339	2,603	(264)	5,354	4,842	512
Interest earned on notes receivable, net	959	—	959	1,243	—	1,243
Unrealized (loss) gain on private equity investments	(915)	1,011	(1,926)	(1,788)	2,114	(3,902)
Other	3,243	1,676	1,567	6,144	3,660	2,484
Total	$12,789	$18,253	$(5,464)	$26,023	$32,219	$(6,196)
Interest expense: For the three and six months ended June 30, 2025, we incurred $73.1 million and $146.7 million, respectively, of interest on our outstanding notes payable, as compared to $76.1 million and $146.2 million for the same periods in 2024. In determining interest expense, these amounts were offset by capitalized interest of $1.5 million and $3.1 million during the three and six months ended June 30, 2025, respectively, associated with our development activities, as compared to $2.8 million and $5.2 million for the same periods in 2024. The increase of interest expense in the three and six months ended June 30, 2025 as compared to the same periods in 2024 is due to the issuance of U.S. Dollar and Euro denominated unsecured notes in April 2024. At June 30, 2025, we had $10.4 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.0%.
Foreign currency exchange (loss) gain: For the three and six months ended June 30, 2025, we recorded foreign currency losses of $146.1 million and $214.8 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates, as compared to foreign currency gains of $12.4 million and $50.0 million, for the three and six months ended June 30, 2024, respectively. The Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at June 30, 2025, 1.039 at December 31, 2024, 1.072 at June 30, 2024, and 1.104 at December 31, 2023. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three and six months ended June 30, 2025, we recorded income tax expense totaling 3.2 million and $4.7 million, respectively, related to income taxes incurred in certain state and local jurisdictions in which we operate, as compared to $2.1 million and $3.6 million for the same periods in 2024.
New Tax Legislation
Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (“the Code”), (ii) permanently reinstates 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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
Our revolving line of credit has a borrowing limit of $1.5 billion. The revolving line of credit generally serves as a temporary “bridge” financing until we are able to raise longer term capital. As of June 30, 2025 and July 30, 2025, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $20.0 million of outstanding letters of credit, which limits our borrowing capacity to $1,480.0 million as of July 30, 2025. Our line of credit matures on June 12, 2027.
In December 2024, we implemented an “at the market” offering program pursuant to which we may, from time to time, sell common shares through participating agents up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs (none in 2025).
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
Our current and expected capital resources include: (i) $1,104.6 million of cash as of June 30, 2025 and (ii) approximately $600 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1,480.0 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that our cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As described below, our current committed cash requirements consist of (i) $481.9 million in property acquisitions currently under contract, (ii) $390.9 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitment of $44.1 million under the bridge lending program expected to close in the next twelve months, and (iv) approximately $1.2 billion in scheduled principal repayments on our unsecured notes in the next twelve months. For our proposed joint acquisition of Abacus Storage King, if consummated, we plan to fund our share of the estimated cost, excluding direct transaction costs, of approximately $710 million (A$1.08 billion) with Australian Dollar denominated unsecured debt. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of June 30, 2025, the principal outstanding on our debt totaled approximately $10.5 billion, consisting of $8.6 billion of U.S. Dollar denominated unsecured notes payable, $1.9 billion of Euro-denominated unsecured notes payable, and $1.6 million of mortgage notes payable. Approximate principal maturities and interest payments (including $75.8 million in estimated interest on our $1.1 billion variable rate unsecured notes based on rates in effect at June 30, 2025) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2025	$684,261	$157,041	$841,302
2026	1,150,138	296,581	1,446,719
2027	1,200,146	266,926	1,467,072
2028	1,200,129	227,726	1,427,855
2029	1,000,088	189,712	1,189,800
Thereafter	5,261,365	1,553,782	6,815,147
	$10,496,127	$2,691,768	$13,187,895

We had $400 million of U.S. Dollar denominated unsecured notes that we repaid upon maturity on July 25, 2025. We have €242 million of our Euro denominated unsecured notes that mature on November 3, 2025, and $500 million of our U.S. Dollar denominated unsecured notes that mature on February 15, 2026. We plan to refinance these unsecured notes as they come due.
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
We spent $84 million of capital expenditures to maintain real estate facilities in the first three months of 2025 and expect to spend approximately $150 million in 2025. In addition, we have spent $29 million on the installation of solar panels in the first six months of 2025 and we expect to spend approximately $50 million in 2025.
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
The annual distribution requirement with respect to our preferred shares outstanding at June 30, 2025 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to June 30, 2025, we acquired or were under contract to acquire 47 self-storage facilities for a total purchase price of $481.9 million.
For our proposed joint acquisition of Abacus Storage King, if consummated, we plan to fund our share of the estimated cost, excluding direct transaction costs, of approximately $710 million (A$1.08 billion) with Australian dollar denominated unsecured debt.
We are actively seeking to acquire additional facilities. However, future acquisition volume will depend upon whether additional owners will be motivated to market their facilities, which will in turn depend upon factors such as economic conditions and the level of seller confidence.
As of June 30, 2025, we had development and expansion projects at a total cost of approximately $648.2 million. Costs incurred through June 30, 2025 were $257.3 million, with the remaining cost to complete of $390.9 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Bridge loan commitment: We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. As of June 30, 2025, we had an unfunded loan commitment of $44.1 million expected to close in the next twelve months, subject to the satisfaction of certain conditions.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of July 30, 2025, we have seven series of preferred securities that are eligible for redemption, at our option and with 30 days’ notice: our 5.150% Series F Preferred Shares ($280.0 million), 5.050% Series G Preferred Shares ($300.0 million), 5.600% Series H Preferred Shares ($285.0 million), 4.875% Series I Preferred Shares ($316.3 million), 4.700% Series J Preferred Shares ($258.8 million), 4.750% Series K Preferred Shares ($230.0 million), and 4.625% Series L Preferred Shares ($565.0 million). See Note 10 to our June 30, 2025 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.

Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through July 30, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million (none in 2025 through July 30, 2025). All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $10.4 billion at June 30, 2025, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at June 30, 2025 is approximately $10.0 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.0% at June 30, 2025. See Note 8 to our June 30, 2025 consolidated financial statements for further information regarding our debt (amounts in thousands).

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total

Debt	$684,261	$1,150,138	$1,200,146	$1,200,129	$1,000,088	$5,261,365	$10,496,127
We have foreign currency exposure at June 30, 2025 related to (i) our investment in Shurgard, with a book value of $387.9 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on June 30, 2025, and (ii) €1.6 billion ($1.9 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of June 30, 2025. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended June 30, 2025, we did not repurchase any of our common shares. From the inception of the repurchase program through July 30, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended June 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

4.1
Nineteenth Supplemental Indenture, dated as of June 30, 2025, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 30, 2025 and incorporated herein by reference.

4.2
Twentieth Supplemental Indenture, dated as of June 30, 2025, among Public Storage Operating Company, Public Storage, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 30, 2025 and incorporated herein by reference.

10.1
Amended and Restated Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix B to the Company’s 2025 Proxy Statement filed on March 28, 2025 and incorporated herein by reference.

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

DATED: July 30, 2025
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer