Form 10-Q
period 2025-09-30
Public Storage
filed 2025-10-29
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
Commission File Number: 001-33519
Public Storage
(Exact name of registrant as specified in its charter)

Maryland	93-2834996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 244-8080.
Former name, former address and former fiscal, if changed since last report: N/A
Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series P, $0.01 par value	PSAPrP	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.950% Cum Pref Share, Series Q, $0.01 par value	PSAPrQ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series R, $0.01 par value	PSAPrR	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.100% Cum Pref Share, Series S, $0.01 par value	PSAPrS	New York Stock Exchange
Guarantee of 0.875% Senior Notes due 2032 issued by Public Storage Operating Company	PSA/32	New York Stock Exchange
Guarantee of 0.500% Senior Notes due 2030 issued by Public Storage Operating Company	PSA/30	New York Stock Exchange
Guarantee of 3.500% Senior Notes due 2034 issued by Public Storage Operating Company	PSA/34	New York Stock Exchange
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 22, 2025:
Common Shares of beneficial interest, $0.10 par value per share – 175,463,014 shares

PUBLIC STORAGE

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS	(Unaudited)

Cash and equivalents	$296,460	$447,416
Real estate facilities, at cost:
Land	5,896,029	5,711,685
Buildings	23,815,040	22,767,053
	29,711,069	28,478,738
Accumulated depreciation	(11,199,115)	(10,426,186)
	18,511,954	18,052,552
Construction in process	267,816	308,101
	18,779,770	18,360,653

Investment in unconsolidated real estate entity	383,557	382,490
Goodwill and other intangible assets, net	269,568	282,187
Other assets	384,963	282,188
Total assets	$20,114,318	$19,754,934

LIABILITIES AND EQUITY

Notes payable	$10,042,822	$9,353,034
Accrued and other liabilities	664,389	588,248
Total liabilities	10,707,211	9,941,282

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2024) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,462,847 shares issued (175,408,393 shares at December 31, 2024)	17,546	17,541
Paid-in capital	6,143,166	6,116,113
Accumulated deficit	(1,150,224)	(699,083)
Accumulated other comprehensive loss	(48,365)	(71,965)
Total Public Storage shareholders’ equity	9,312,123	9,712,606
Noncontrolling interests	94,984	101,046
Total equity	9,407,107	9,813,652
Total liabilities and equity	$20,114,318	$19,754,934

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Self-storage facilities	$1,138,837	$1,110,115	$3,360,493	$3,295,896
Ancillary operations	85,206	77,643	247,828	222,293
	1,224,043	1,187,758	3,608,321	3,518,189

Expenses:
Self-storage cost of operations	294,465	287,435	880,336	858,350
Ancillary cost of operations	36,385	34,265	100,366	88,877
Depreciation and amortization	290,364	280,330	856,295	848,875
Real estate acquisition and development expense	2,837	2,530	12,798	9,154
General and administrative	28,783	26,214	79,694	74,130
Interest expense	79,692	74,252	223,310	215,266
	732,526	705,026	2,152,799	2,094,652

Other increases (decreases) to net income:
Interest and other income	21,012	20,029	47,035	52,248
Equity in earnings of unconsolidated real estate entities	3,674	2,888	5,071	15,458
Foreign currency exchange gain (loss)	899	(70,572)	(213,866)	(20,580)
Gain on sale of real estate	502	554	710	1,428
Income before income tax expense	517,604	435,631	1,294,472	1,472,091
Income tax expense	(2,831)	(2,488)	(7,497)	(6,042)
Net income	514,773	433,143	1,286,975	1,466,049
Allocation to noncontrolling interests	(3,710)	(2,814)	(9,702)	(8,645)
Net income allocable to Public Storage shareholders	511,063	430,329	1,277,273	1,457,404
Allocation of net income to:
Preferred shareholders	(48,678)	(48,678)	(146,029)	(146,029)
Restricted share units and unvested LTIP units	(977)	(939)	(2,638)	(3,088)
Net income allocable to common shareholders	$461,408	$380,712	$1,128,606	$1,308,287
Net income per common share:
Basic	$2.63	$2.17	$6.43	$7.46
Diluted	$2.62	$2.16	$6.42	$7.43

Basic weighted average common shares outstanding	175,456	175,043	175,439	175,403
Diluted weighted average common shares outstanding	175,884	175,866	175,916	176,074
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$514,773	$433,143	$1,286,975	$1,466,049
Foreign currency translation (loss) gain on investment in Shurgard	(6,908)	21,380	23,607	14,567
Total comprehensive income	507,865	454,523	1,310,582	1,480,616
Allocation to noncontrolling interests	(3,706)	(2,827)	(9,709)	(8,657)
Comprehensive income allocable to Public Storage shareholders	$504,159	$451,696	$1,300,873	$1,471,959

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2025	$4,350,000	$17,545	$6,131,517	$(1,085,142)	$(41,461)	$9,372,459	$103,890	$9,476,349
Issuance of common shares in connection with share-based compensation (10,131 shares)	—	1	1,731	—	—	1,732	—	1,732
Taxes withheld upon net share settlement of restricted share units	—	—	(433)	—	—	(433)	—	(433)
Share-based compensation cost	—	—	10,366	—	—	10,366	—	10,366
Contributions by noncontrolling interests	—	—	—	—	—	—	1,041	1,041
Net income	—	—	—	514,773	—	514,773	—	514,773
Net income allocated to noncontrolling interests	—	—	—	(3,710)	—	(3,710)	3,710	—
Reallocation of equity	—	—	(15)	—	—	(15)	15	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(13,668)	(13,668)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(527,467)	—	(527,467)	—	(527,467)
Other comprehensive income (loss)	—	—	—	—	(6,904)	(6,904)	(4)	(6,908)
Balances at September 30, 2025	$4,350,000	$17,546	$6,143,166	$(1,150,224)	$(48,365)	$9,312,123	$94,984	$9,407,107
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2024	$4,350,000	$17,501	$6,006,460	$(592,665)	$(74,051)	$9,707,245	$96,403	$9,803,648
Issuance of common shares in connection with share-based compensation (97,448 shares)	—	10	20,576	—	—	20,586	—	20,586
Taxes withheld upon net share settlement of restricted share units	—	—	(679)	—	—	(679)	—	(679)
Share-based compensation cost	—	—	11,939	—	—	11,939	—	11,939
Acquisition of noncontrolling interests	—	—	(1,193)	—	—	(1,193)	7	(1,186)
Contributions by noncontrolling interests	—	—	—	—	—	—	567	567
Net income	—	—	—	433,143	—	433,143	—	433,143
Net income allocated to noncontrolling interests	—	—	—	(2,814)	—	(2,814)	2,814	—
Reallocation of equity	—	—	(4,417)	—	—	(4,417)	4,417	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,259)	(4,259)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share)	—	—	—	(526,436)	—	(526,436)	—	(526,436)
Other comprehensive income	—	—	—	—	21,367	21,367	13	21,380
Balances at September 30, 2024	$4,350,000	$17,511	$6,032,686	$(737,450)	$(52,684)	$9,610,063	$99,962	$9,710,025

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (54,454 shares)	—	5	9,572	—	—	9,577	—	9,577
Taxes withheld upon net share settlement of restricted share units	—	—	(3,473)	—	—	(3,473)	—	(3,473)
Share-based compensation cost	—	—	33,112	—	—	33,112	—	33,112
Acquisition of noncontrolling interests	—	—	(8,161)	—	—	(8,161)	(900)	(9,061)
Contributions by noncontrolling interests	—	—	—	—	—	—	3,725	3,725
Net income	—	—	—	1,286,975	—	1,286,975	—	1,286,975
Net income allocated to noncontrolling interests	—	—	—	(9,702)	—	(9,702)	9,702	—
Reallocation of equity	—	—	(3,997)	—	—	(3,997)	3,997	—
Distributions to:
Preferred shareholders	—	—	—	(146,029)	—	(146,029)	—	(146,029)
Noncontrolling interests	—	—	—	—	—	—	(22,593)	(22,593)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($9.00 per share/unit)	—	—	—	(1,582,385)	—	(1,582,385)	—	(1,582,385)
Other comprehensive income (loss)	—	—	—	—	23,600	23,600	7	23,607
Balances at September 30, 2025	$4,350,000	$17,546	$6,143,166	$(1,150,224)	$(48,365)	$9,312,123	$94,984	$9,407,107
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares in connection with share-based compensation (164,473 shares)	—	17	30,999	—	—	31,016	—	31,016
Taxes withheld upon net settlement of restricted share units	—	—	(6,295)	—	—	(6,295)	—	(6,295)
Share-based compensation cost	—	—	35,696	—	—	35,696	—	35,696
Repurchase of common shares (726,865 shares)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Acquisition of noncontrolling interests	—	—	(1,193)	—	—	(1,193)	7	(1,186)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,985	1,985
Net income	—	—	—	1,466,049	—	1,466,049	—	1,466,049
Net income allocated to noncontrolling interests	—	—	—	(8,645)	—	(8,645)	8,645	—
Reallocation of equity	—	—	(7,281)	—	—	(7,281)	7,281	—
Distributions to:
Preferred shareholders	—	—	—	(146,029)	—	(146,029)	—	(146,029)
Noncontrolling interests	—	—	—	—	—	—	(11,736)	(11,736)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($9.00 per share/unit)	—	—	—	(1,580,988)	—	(1,580,988)	—	(1,580,988)
Other comprehensive income	—	—	—	—	14,555	14,555	12	14,567
Balances at September 30, 2024	$4,350,000	$17,511	$6,032,686	$(737,450)	$(52,684)	$9,610,063	$99,962	$9,710,025

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,286,975	$1,466,049
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(710)	(1,428)
Depreciation and amortization	856,295	848,875
Equity in earnings of unconsolidated real estate entities	(5,071)	(15,458)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	1,823	10,664
Unrealized foreign currency exchange loss	214,575	20,725
Share-based compensation expense	30,361	32,101
Impairment of real estate investments	3,946	—
Amortization of debt issuance costs	7,588	7,259
Other non-cash adjustments	2,017	733
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(12,352)	(45,241)
Accrued and other liabilities	67,415	35,356
Net cash flows from operating activities	2,452,862	2,359,635
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(139,305)	(174,896)
Capital expenditures for property enhancements	—	(106,172)
Capital expenditures for energy efficiencies (LED lighting, solar)	(49,986)	(35,784)
Development and expansion of real estate facilities	(237,998)	(247,161)
Acquisition of real estate facilities and intangible assets	(814,555)	(46,280)
Issuance of notes receivable	(82,839)	—
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entities	—	13,285
Proceeds from sale of real estate investments	3,903	6,014
Net cash flows used in investing activities	(1,320,780)	(590,994)
Cash flows from financing activities:
Repayments of notes payable	(400,099)	(808,473)
Issuance of notes payable, net of issuance costs	866,532	1,151,022
Issuance of common shares in connection with share-based compensation	9,477	30,917
Taxes paid upon net share settlement of restricted share units	(3,473)	(6,295)
Repurchase of common shares	—	(200,000)
Acquisition of noncontrolling interests	(9,061)	(1,186)
Contributions by noncontrolling interests	3,725	1,985
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(1,727,546)	(1,726,246)
Distributions paid to noncontrolling interests	(22,593)	(11,736)
Net cash flows used in financing activities	(1,283,038)	(1,570,012)
Net (decrease) increase in cash and equivalents, including restricted cash	$(150,956)	$198,629
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$447,416	$370,002
Restricted cash included in other assets	—	30,373
	$447,416	$400,375

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$296,460	$599,004
Restricted cash included in other assets	—	—
	$296,460	$599,004

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(7,384)	$(11,206)
Capital expenditures for property enhancements	—	(4,668)
Capital expenditures for energy efficiencies (LED lighting, solar)	(526)	(3,865)
Construction or expansion of real estate facilities	(23,476)	(43,075)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$220,519	$210,652
Cash paid for income taxes, net of refunds	5,858	6,577

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of September 30, 2025, Public Storage owned all of the general partner interests and approximately 99.80% of the limited partnership interests of PSA OP, with the remaining 0.20% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At September 30, 2025, we owned interests in 3,152 self-storage facilities (with approximately 227.7 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.0 million net rentable square feet of commercial and retail space. In addition, we managed 339 facilities (with approximately 26.6 million net rentable square feet) for third parties at September 30, 2025.
At September 30, 2025, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 323 self-storage facilities (with approximately 18 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. In recording our share of equity in earnings or losses from Shurgard, we adjust Shurgard’s operating results, which are reported under International Financial Reporting Standards (“IFRS”), to conform with U.S. generally accepted accounting principles (“GAAP”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. GAAP as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 15) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
3. Real Estate Facilities
Activity in real estate facilities during the nine months ended September 30, 2025 is as follows:

Nine Months Ended September 30, 2025
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$28,478,738
Capital expenditures to maintain real estate facilities	138,204
Capital expenditures for energy efficiencies (LED lighting, solar)	49,407
Acquisitions	756,922
Transfers, dispositions, and retirements, net	19,011
Developed or expanded facilities opened for operation	268,787
Ending balance	29,711,069
Accumulated depreciation:
Beginning balance	(10,426,186)
Depreciation expense	(777,100)
Dispositions and retirements	4,171
Ending balance	(11,199,115)
Construction in process:
Beginning balance	308,101
Costs incurred to develop and expand real estate facilities	233,314
Transfer to Other Assets	(4,779)
Write-off of cancelled projects	(33)
Developed or expanded facilities opened for operation	(268,787)
Ending balance	267,816
Total real estate facilities at September 30, 2025	$18,779,770
During the nine months ended September 30, 2025, we acquired 74 self-storage facilities (5.2 million net rentable square feet of storage space), for a total cost of $814.6 million in cash. Approximately $57.6 million of the total cost was allocated to intangible assets. During the nine months ended September 30, 2025, we completed development and redevelopment activities costing $268.8 million, adding 1.1 million net rentable square feet of self-storage space. Construction in process at September 30, 2025 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities. During the nine months ended September 30, 2025, we recognized $3.9 million of impairment write-down of certain land development parcels that are or will be marketed for sale. These land development parcels are included in other assets on the Consolidated Balance Sheet, and the related impairment write-down is classified as real estate acquisition and development expense on the Consolidated Statements of Income.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

4. Investment in Unconsolidated Real Estate Entity
Throughout all periods presented, we had an approximate 35% equity interest in Shurgard. On September 15 and June 13, 2025, Shurgard issued 1,192,066 and 1,267,459 new common shares to its shareholders who opted to exchange the cash dividend rights declared on August 13, 2025 and May 14, 2025, respectively, for additional shares. On September 15 and June 13, 2025, we received 576,984 and 576,992 new common shares, respectively, in exchange for all of our dividend rights. At September 30, 2025, we owned 35,773,710 common shares of Shurgard. Based upon the closing price at September 30, 2025 (€32.25 per share of Shurgard common stock, at 1.174 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.4 billion.
Our equity in earnings of Shurgard comprise our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During the nine months ended September 30, 2025 and 2024, we received $3.7 million and $3.2 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.3 million and $1.1 million of intra-entity profits and losses for the nine months ended September 30, 2025 and 2024, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our Consolidated Statements of Income.
At September 30, 2025, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $32.6 million ($62.6 million at December 31, 2024). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entities. Such amortization totaled approximately $4.3 million and $7.8 million during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we transferred $25.7 million of the Shurgard Basis Differential to Real Estate Facilities.
As of September 30, 2025 and 2024, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $23.6 million and $14.6 million in other comprehensive income during the nine months ended September 30, 2025 and 2024, respectively.
5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (amounts in thousands):

	At September 30, 2025			At December 31, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,065,744	(980,843)	84,901	1,008,111	(910,591)	97,520
Total goodwill and other intangible assets	$1,250,411	$(980,843)	$269,568	$1,192,778	$(910,591)	$282,187
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $26.5 million and $70.3 million for the three and nine months ended September 30, 2025, respectively, and $26.6 million and $93.4 million for the same periods in 2024. During the nine months ended September 30, 2025, intangibles increased $57.6 million, in connection with the acquisition of real estate facilities (Note 3).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The estimated future amortization expense for our finite-lived intangible assets at September 30, 2025 is as follows (amounts in thousands):

Year	Amount
Remainder of 2025	$22,510
2026	48,134
2027	9,719
2028	957
2029	212
Thereafter	3,369
Total	$84,901
6. Notes Receivable
We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. The bridge loans, collateralized by operating self-storage properties, typically have a term of three years or four years with two one-year extensions, and have variable interest rates. At September 30, 2025, we have notes receivable of $93.7 million included in other assets and unfunded loan commitments of $43.9 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. As of September 30, 2025, none of the notes receivable were in past-due or nonaccrual status (none as of December 31, 2024) and the allowance for expected credit losses was immaterial.
7. Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at September 30, 2025). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at September 30, 2025). At September 30, 2025 and October 29, 2025, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.9 million at September 30, 2025 ($19.4 million at December 31, 2024). The Credit Facility has various customary restrictive covenants with which we were in compliance at September 30, 2025.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

8. Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at September 30, 2025 and December 31, 2024 are set forth in the tables below:

			Amounts at September 30, 2025				Amounts at December 31, 2024
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			($ amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due July 25, 2025	SOFR+0.60%	4.940%	$—	$—	$—	$—	$399,537	$400,714
Notes due February 15, 2026	0.875%	1.030%	500,000	(285)	499,715	493,307	499,160	479,639
Notes due November 9, 2026	1.500%	1.640%	650,000	(964)	649,036	632,956	648,383	614,981
Notes due April 16, 2027	SOFR+0.70%	5.024%	700,000	(1,676)	698,324	704,182	697,544	706,119
Notes due September 15, 2027	3.094%	3.218%	500,000	(1,040)	498,960	492,097	498,564	480,904
Notes due May 1, 2028	1.850%	1.962%	650,000	(1,737)	648,263	616,438	647,756	592,876
Notes due November 9, 2028	1.950%	2.044%	550,000	(1,495)	548,505	517,034	548,144	494,867
Notes due January 15, 2029	5.125%	5.260%	500,000	(1,921)	498,079	516,690	497,639	506,074
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,094)	498,906	488,829	498,673	472,031
Notes due July 1, 2030 (a)	4.375%	4.568%	475,000	(3,848)	472,053	477,301	—	—
Notes due May 1, 2031	2.300%	2.419%	650,000	(3,813)	646,187	584,534	645,673	555,387
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,163)	547,837	486,977	547,570	459,682
Notes due August 1, 2033	5.100%	5.207%	700,000	(4,537)	695,463	727,903	695,028	695,171
Notes due July 1, 2035	5.000%	5.143%	400,000	(4,294)	395,706	404,589	—	—
Notes due August 1, 2053	5.350%	5.474%	900,000	(15,363)	884,637	889,654	884,224	856,992
			8,225,000	(44,230)	8,181,671	8,032,491	7,707,895	7,315,437

Euro Denominated Unsecured Debt
Notes due November 3, 2025	2.175%	2.175%	284,048	—	284,048	325,208	251,385	249,979
Notes due September 9, 2030	0.500%	0.640%	821,581	(5,532)	816,049	832,887	720,735	630,159
Notes due January 24, 2032	0.875%	0.978%	586,843	(3,384)	583,459	581,757	515,575	443,113
Notes due April 11, 2039	4.080%	4.080%	176,053	(68)	175,985	208,420	155,736	166,979
			1,868,525	(8,984)	1,859,541	1,948,272	1,643,431	1,490,230

Mortgage Debt, secured by 2 real estate facilities with a net book value of 11.0 million	4.264%	4.264%	1,610	—	1,610	1,583	1,708	1,591

			$10,095,135	$(53,214)	$10,042,822	$9,982,346	$9,353,034	$8,807,258

(a) The book value includes $0.9 million in adjustments related to changes in fair value attributable to hedging instruments on these notes. See below for further discussion.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

U.S. Dollar Denominated Unsecured Notes
On June 30, 2025, PSOC completed a public offering of $875 million aggregate principal amount of senior notes, including $475 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.375% maturing on July 1, 2030 and $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.000% maturing on July 1, 2035. Interest on the senior notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. In connection with the offering, we received approximately $867 million in net proceeds from the offering. The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at September 30, 2025. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 18% at September 30, 2025) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 12x for the trailing twelve months ended September 30, 2025) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
In connection with our public offering of senior notes due July 1, 2030, we entered into three separate interest rate swap agreements, with a combined notional amount of $475 million, which effectively convert the debt’s fixed interest rate to a variable rate. The swaps were designated in combination as a fair value hedge of interest rate risk and mature on July 1, 2030. The Company’s hedging relationship is assumed to be perfectly effective. As of September 30, 2025, the fair value of the swaps was an asset position of $0.9 million. There was no impact to earnings for the nine months ended September 30, 2025. The estimated fair values of our swaps are based upon changes in benchmark interest rates related to these notes. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 of the fair value hierarchy.
Euro Denominated Unsecured Notes
At September 30, 2025, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €242.0 million issued to institutional investors on November 3, 2015, (ii) €500.0 million issued in a public offering on January 24, 2020, (iii) €700.0 million issued in a public offering on September 9, 2021, and (iv) €150.0 million issued to institutional investors on April 11, 2024. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $0.9 million and losses of $215.4 million for the three and nine months ended September 30, 2025, respectively, as compared to losses of $71.1 million and $20.7 million for the three and nine months ended September 30, 2024, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At September 30, 2025, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

At September 30, 2025, approximate principal maturities of our Notes Payable are as follows (amounts in thousands):

	Unsecured Debt	Mortgage Debt	Total

Remainder of 2025	$284,048	$34	$284,082
2026	1,150,000	138	1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
Thereafter	5,259,477	1,075	5,260,552
	$10,093,525	$1,610	$10,095,135
Weighted average effective rate	3.0%	4.3%	3.0%
Interest capitalized as real estate totaled $5.0 million and $8.2 million for the nine months ended September 30, 2025 and 2024, respectively.
9. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At September 30, 2025, certain of these subsidiaries have issued 470,398 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of these partnership units are entitled to receive the same per-unit cash distributions equal to the dividends paid on our common shares.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 12 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At September 30, 2025, approximately 0.20% of the partnership interests of PSA OP, were not owned by the Company. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

10. Shareholders’ Equity

Preferred Shares
At September 30, 2025 and December 31, 2024, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2025		At December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			($ amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At September 30, 2025, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $527.2 million ($3.00 per share) and $526.2 million ($3.00 per share) for the three months ended September 30, 2025 and 2024, respectively, and $1.58 billion ($9.00 per share/unit) and $1.60 billion ($9.00 per share/unit) for the nine months ended September 30, 2025 and 2024, respectively. In addition, we accrued $0.3 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for each of the three months ended September 30, 2025 and 2024, and $0.9 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Preferred share dividends paid totaled $48.7 million for each of the three months ended September 30, 2025 and 2024, and $146.0 million for each of the nine months ended September 30, 2025 and 2024.
11. Related Party Transactions
At September 30, 2025, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 68 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.6 million for each of the nine months ended September 30, 2025 and 2024.
12. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)

Self-storage cost of operations	$2,902	$2,927	$8,998	$9,237
Ancillary cost of operations	318	248	991	874
Real estate acquisition and development expense	262	635	1,375	2,063
General and administrative	5,975	7,117	18,997	19,927
Total	$9,457	$10,927	$30,361	$32,101

    In addition, $0.5 million and $1.7 million of share-based compensation cost was capitalized as real estate facilities for the three and nine months ended September 30, 2025, respectively, as compared to $0.7 million and $2.5 million for the same periods of 2024, respectively.
As of September 30, 2025, there was $65.6 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Below is a summary of award activity issued in the form of RSUs and LTIP units for the nine months ended September 30, 2025.

	Service-Based	Performance-Based (a)	Total
Unvested awards outstanding January 1, 2025	257,874	128,057	385,931
Granted (b)	1,822	36,802	38,624
Vested (c)	(40,266)	(26,394)	(66,660)
Forfeited	(14,184)	—	(14,184)
Unvested awards outstanding September 30, 2025	205,246	138,465	343,711
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the nine months ended September 30, 2025, 36,802 performance-based LTIP unit awards (at target) were granted to certain executive officers. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 73,604 LTIP units.
(c)12,146 common shares were issued from the vesting of RSUs.
For the three and nine months ended September 30, 2025, we incurred share-based compensation cost for RSUs and LTIP units of $7.5 million and $23.2 million, respectively, as compared to $8.0 million and $24.0 million for the same periods in 2024.
Stock Options and AO LTIP Units
We have service-based and performance-based stock options and appreciation-only LTIP units (“AO LTIP units”) outstanding. Performance-based stock options and AO LTIP units vest upon meeting certain performance conditions or market conditions. Stock options and AO LTIP units generally vest over 1 to 5 years, expire 10 years after the grant date, and have an exercise or conversion price equal to the closing trading price of our common shares on the grant date. Common shares of the Company are issued for options exercised and vested LTIP units are issued for AO LTIP units converted. Employees cannot require the Company to settle their awards in cash.

Below is a summary of award activity issued in the form of stock options and AO LTIP units for the nine months ended September 30, 2025.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Service-Based	Performance-Based (a)	Total
Awards outstanding January 1, 2025	1,347,866	1,202,599	2,550,465
Granted (b)	107,016	61,388	168,404
Exercised or converted (c)	(223,705)	(34,538)	(258,243)
Cancelled	(6,884)	—	(6,884)
Awards outstanding September 30, 2025	1,224,293	1,229,449	2,453,742
Awards exercisable or convertible at September 30, 2025	1,049,184	873,551	1,922,735

(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)During the nine months ended September 30, 2025, 103,839 of service-based AO LTIP units, 61,388 of performance-based AO LTIP units (at target), and 3,177 service-based options were granted to certain executive officers and trustees. The vesting of the performance-based AO LTIP units is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These performance-based AO LTIP units require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 122,776 AO LTIP units.
(c)41,367 common shares were issued upon the exercise of stock options. 66,936 vested LTIP units were issued upon conversion of 216,876 AO LTIP units in the nine months ended September 30, 2025.
For the three and nine months ended September 30, 2025, we incurred share-based compensation cost for stock options and AO LTIP units of $2.4 million and $8.2 million, respectively, as compared to $3.4 million and $10.0 million for the same periods in 2024.
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, fully-vested LTIP units, or deferred share units (“DSUs”) to be settled at a specified future date. Unrestricted common shares and/or LTIP units and DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During the nine months ended September 30, 2025, we granted 1,463 fully vested LTIP units, 574 DSUs, and 339 unrestricted common shares. During the nine months ended 2025, 602 previously granted DSUs were settled in common shares. A total of 11,458 DSUs were outstanding at September 30, 2025 (11,486 at December 31, 2024).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units equivalent to 572,130 common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025, as compared to 220,475 common shares for the same period in 2024, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands, except per share data)
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$461,408	$380,712	$1,128,606	$1,308,287

Denominator for basic net income per share - weighted average common shares outstanding	175,456	175,043	175,439	175,403
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	428	823	477	671
Denominator for dilutive net income per share - weighted average common shares outstanding	175,884	175,866	175,916	176,074

Net income per common share:
Basic	$2.63	$2.17	$6.43	$7.46
Dilutive	$2.62	$2.16	$6.42	$7.43

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

14. Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our President and Chief Executive Officer, who is our chief operating decision maker (“CODM”). Segment asset information is not used by the CODM to assess performance or allocate resources.
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,138,837	$1,110,115	$3,360,493	$3,295,896
Cost of operations:
Property taxes	(119,397)	(111,606)	(362,607)	(343,448)
On-site property manager payroll	(40,915)	(40,528)	(119,998)	(124,980)
Repairs and maintenance	(23,946)	(23,566)	(73,840)	(70,863)
Utilities	(17,790)	(18,026)	(50,008)	(48,650)
Marketing	(26,610)	(27,810)	(77,270)	(79,644)
Other direct property costs	(30,664)	(33,323)	(91,046)	(92,507)
Supervisory payroll	(13,234)	(12,726)	(40,505)	(38,178)
Centralized management costs	(19,007)	(16,923)	(56,064)	(50,843)
Share-based compensation	(2,902)	(2,927)	(8,998)	(9,237)
Total cost of operations	(294,465)	(287,435)	(880,336)	(858,350)
Net operating income	844,372	822,680	2,480,157	2,437,546
Depreciation and amortization	(290,364)	(280,330)	(856,295)	(848,875)
Net income	554,008	542,350	1,623,862	1,588,671

Ancillary Operations
Revenue	85,206	77,643	247,828	222,293
Cost of operations	(36,385)	(34,265)	(100,366)	(88,877)
Net operating income	48,821	43,378	147,462	133,416
Total net income allocated to segments	602,829	585,728	1,771,324	1,722,087

Other items not allocated to segments:
Real estate acquisition and development expense	(2,837)	(2,530)	(12,798)	(9,154)
General and administrative	(28,783)	(26,214)	(79,694)	(74,130)
Interest and other income	21,012	20,029	47,035	52,248
Interest expense	(79,692)	(74,252)	(223,310)	(215,266)
Equity in earnings of unconsolidated real estate entities	3,674	2,888	5,071	15,458
Foreign currency exchange gain (loss)	899	(70,572)	(213,866)	(20,580)
Gain on sale of real estate	502	554	710	1,428
Income tax expense	(2,831)	(2,488)	(7,497)	(6,042)
Net income	$514,773	$433,143	$1,286,975	$1,466,049

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase excess insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At September 30, 2025, there were approximately 1.5 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $7.1 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $155.9 million at September 30, 2025. We expect to pay approximately $29.2 million in the remainder of 2025 and $122.7 million in 2026, and $4.0 million in 2027 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $77.0 million at September 30, 2025. We expect to pay approximately $1.1 million in the remainder of 2025, $4.5 million in 2026, $20.5 million in 2027, $2.5 million in each of 2028 and 2029, and $45.9 million thereafter for these commitments.
We have unfunded loan commitments totaling $43.9 million at September 30, 2025. We expect to fund the loans in the next twelve months, subject to the satisfaction of certain conditions.
16. Corporate Transformation Costs
As part of our operating model transformation, we have launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology and shifting our geographic footprint with a stronger corporate presence in Texas and offshore locations. The initiative is intended to transform our corporate functions, improving efficiency and productivity.
As of September 30, 2025, corporate transformation costs incurred to date total approximately $3.2 million, primarily attributable to employee severance expenses, and are included in the general and administrative expense in the Consolidated Statements of Income.
17. Subsequent Events
Subsequent to September 30, 2025, we acquired or were under contract to acquire 12 self-storage facilities across eight states with 0.9 million net rentable square feet, for $119.9 million.
On October 3, 2025, PSOC issued €425 million of senior notes, bearing interest at a fixed rate of 3.500% per year and maturing on January 20, 2034. The senior notes are guaranteed by Public Storage. We received €420.9 million of net proceeds from the issuance.
On October 15, 2025, we sold $17.3 million of solar tax credits for cash proceeds of $15.8 million.
On October 29, 2025, our Board declared a regular common quarterly dividend of $3.00 per common share totaling approximately $527 million, which will be paid at the end of December 2025.

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
During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below).
Revenues generated by our Same Store Facilities remained relatively unchanged for three months ended September 30, 2025 and increased 0.1% ($2.8 million) for the nine months ended September 30, 2025, as compared to the same periods in 2024. Cost of operations for Same Store Facilities remained relatively unchanged for the three months ended September 30, 2025 and increased by 1.0% ($7.2 million) for the nine months ended September 30, 2025 as compared to the same periods in 2024. For each of the three and nine months ended September 30, 2025, realized annual rent per occupied square foot for our Same Store Facilities increased by 0.6%, while average occupancy decreased by 0.5%, as compared to the same periods in 2024.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2023, we acquired a total of 260 facilities with 19.0 million net rentable square feet for $3.8 billion. Within our non-same store portfolio as of September 30, 2025, our Newly Developed and Expanded Facilities include a total of 103 self-storage facilities with 12.4 million net rentable square feet. For development and expansions completed by September 30, 2025, we incurred a total cost of $1.5 billion. During the three and nine months ended September 30, 2025, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 31.1% ($18.6 million) and 22.8% ($39.1 million), respectively, as compared to the same periods in 2024.
We have embarked on a solar program under which we plan to install solar panels on over 1,500 of our self-storage facilities. We have completed the installations on 1,108 facilities through September 30, 2025. We spent approximately $49 million on the program in the nine months ended September 30, 2025 and expect to spend approximately $75 million over 2025 on this effort.
On June 30, 2025, PSOC completed a public offering of $875 million aggregate principal amount of senior notes, including $475 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.375% maturing on July 1, 2030 and $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.000% maturing on July 1, 2035. In connection with the offering of senior notes due July 1, 2030, we entered into five-year interest rate swaps in order to manage our variable rate assets. These swaps are designated as fair value hedges, which convert the debt’s fixed interest rate to variable rate. Using the proceeds from this offering we repaid PSOC’s outstanding $400 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.60% at maturity on July 25, 2025. We plan to use the remaining proceeds for general corporate purposes, including to make investments in self-storage facilities.
On October 3, 2025, PSOC completed a public offering of €425 million principal amount of senior notes, bearing interest at an annual rate of 3.500% and maturing on January 20, 2034. The senior notes are guaranteed by Public Storage. We received €420.9 million of net proceeds from the issuance. We plan to use the net proceeds from the offering to repay the outstanding €242 million aggregate principal amount of our 2.175% senior notes due November 2025 and for general corporate purposes, described above.

Results of Operations
Operating Results for the Three Months Ended September 30, 2025 and 2024
For the three months ended September 30, 2025, net income allocable to our common shareholders was $461.4 million or $2.62 per diluted common share, compared to $380.7 million or $2.16 per diluted common share for the same period in 2024, representing an increase of $80.7 million or $0.46 per diluted common share. The increase is due primarily to (i) a $71.5 million increase in foreign currency gain primarily associated with our Euro denominated notes payable and (ii) a $21.7 million increase in self-storage net operating income, partially offset by (iii) a $10.0 million increase in depreciation expense and (iv) a $5.4 million increase in interest expense.
The $21.7 million increase in self-storage net operating income for the three months ended September 30, 2025 as compared to the same period in 2024 is a result of a $21.5 million increase attributable to our Non-Same Store Facilities (as defined below) reflecting the impact of newly acquired facilities and the lease-up of development/expansion properties.
Operating Results for the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, net income allocable to our common shareholders was $1.1 billion or $6.42 per diluted common share, compared to $1.3 billion or $7.43 per diluted common share for the same period in 2024, representing a decrease of $179.7 million or $1.01 per diluted common share. The decrease is due primarily to (i) a $193.3 million increase in foreign currency exchange losses primarily associated with our Euro denominated notes payable, and (ii) a $10.4 million decrease in equity in earnings of unconsolidated real estate entities partially offset by (iii) a $42.6 million increase in self-storage net operating income.
The $42.6 million increase in self-storage net operating income in the nine months ended September 30, 2025 as compared to the same period in 2024 is a result of a $47.0 million increase attributable to our Non-Same Store Facilities, partially offset by a $4.4 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities increased 0.1% or $2.8 million in the nine months ended September 30, 2025 as compared to the same period in 2024, due primarily to higher realized annual rent per occupied square foot offset by a decline in occupancy. Cost of operations for the Same Store Facilities increased by 1.0% or $7.2 million in the nine months ended September 30, 2025 as compared to the same period in 2024, due primarily to increased property tax expense and centralized management costs, partially offset by decreased on-site property manager payroll expense and marketing. The increase in net operating income of $47.0 million for the Non-Same Store Facilities is due primarily to the impact of newly acquired properties and the lease-up of development/expansion properties.
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
For the three months ended September 30, 2025, FFO was $4.33 per diluted common share as compared to $3.80 per diluted common share for the same period in 2024, representing an increase of 13.9%, or $0.53 per diluted common share.
For the nine months ended September 30, 2025, FFO was $11.48 per diluted common share as compared to $12.34 per diluted common share for the same period in 2024, representing a decrease of 7.0%, or $0.86 per diluted common share.

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

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$461,408	$380,712	21.2%	$1,128,606	$1,308,287	(13.7)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	287,472	277,652		847,702	839,749
Real estate-related depreciation from unconsolidated real estate investment	14,706	12,013		45,664	31,531
Real estate-related depreciation allocated to noncontrolling interests and restricted share unitholders and unvested LTIP unitholders	(2,009)	(2,192)		(6,338)	(5,904)
Impairment write-down of real estate investments	119	—		3,946	—
Gains on sale of real estate investments, including our equity share from investment	(502)	(554)		(710)	(1,428)
FFO allocable to common shares	$761,194	$667,631	14.0%	$2,018,870	$2,172,235	(7.1)%
Eliminate the impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange (gain) loss	(899)	70,572		213,866	20,580
Unrealized gain on private equity investments	(6,148)	(2,626)		(4,360)	(4,740)
Corporate transformation costs	1,376	—		3,178	—
Other items	3,167	2,666		4,082	6,031
Core FFO allocable to common shares	$758,690	$738,243	2.8%	$2,235,636	$2,194,106	1.9%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.62	$2.16	21.3%	$6.42	$7.43	(13.6)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.71	1.64		5.04	4.92
Impairment write-down of real estate investments	—	—		0.02	—
Gains on sale of real estate investments, including our equity share from investment	—	—		—	(0.01)
FFO per share	$4.33	$3.80	13.9%	$11.48	$12.34	(7.0)%
Eliminate the per share impact of items excluded from Core FFO, including our equity share from investment:
Foreign currency exchange (gain) loss	$(0.01)	$0.40		$1.20	$0.11
Unrealized gain on private equity investments	(0.03)	(0.01)		(0.02)	(0.03)
Corporate transformation costs	0.01	—		0.02	—
Other items	0.01	0.01		0.03	0.04
Core FFO per share	$4.31	$4.20	2.6%	$12.71	$12.46	2.0%

Diluted weighted average common shares	175,884	175,866		175,916	176,074

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,565 facilities that we have owned and operated on a stabilized basis since January 1, 2023 (the “Same Store Facilities”), (ii) 260 facilities we acquired since January 1, 2023 (the “Acquired Facilities”), (iii) 103 facilities that have been newly developed or expanded, or that will commence expansion by December 31, 2025 (the “Newly Developed and Expanded Facilities”), and (iv) 224 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2023 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Newly Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 14 to our September 30, 2025 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues:
Same Store Facilities	$948,925	$948,693	—%	$2,828,661	$2,825,867	0.1%
Acquired Facilities	67,935	46,961	44.7%	175,913	138,136	27.3%
Newly Developed and Expanded Facilities	47,409	42,011	12.8%	134,282	117,461	14.3%
Other Non-Same Store Facilities	74,568	72,450	2.9%	221,637	214,432	3.4%
	1,138,837	1,110,115	2.6%	3,360,493	3,295,896	2.0%
Cost of operations:
Same Store Facilities	231,785	231,767	—%	703,436	696,258	1.0%
Acquired Facilities	21,586	15,767	36.9%	56,205	45,661	23.1%
Newly Developed and Expanded Facilities	15,393	13,437	14.6%	43,424	38,469	12.9%
Other Non-Same Store Facilities	25,701	26,464	(2.9)%	77,271	77,962	(0.9)%
	294,465	287,435	2.4%	880,336	858,350	2.6%
Net operating income (a):
Same Store Facilities	717,140	716,926	—%	2,125,225	2,129,609	(0.2)%
Acquired Facilities	46,349	31,194	48.6%	119,708	92,475	29.4%
Newly Developed and Expanded Facilities	32,016	28,574	12.0%	90,858	78,992	15.0%
Other Non-Same Store Facilities	48,867	45,986	6.3%	144,366	136,470	5.8%
Total net operating income	844,372	822,680	2.6%	2,480,157	2,437,546	1.7%

Depreciation and amortization expense:
Same Store Facilities	175,567	177,842	(1.3)%	529,835	533,778	(0.7)%
Acquired Facilities	58,558	49,649	17.9%	157,477	157,572	(0.1)%
Newly Developed and Expanded Facilities	17,400	14,022	24.1%	51,319	38,882	32.0%
Other Non-Same Store Facilities	38,839	38,817	0.1%	117,664	118,643	(0.8)%
Total depreciation and amortization	290,364	280,330	3.6%	856,295	848,875	0.9%

Net income (loss):
Same Store Facilities	541,573	539,084	0.5%	1,595,390	1,595,831	—%
Acquired Facilities	(12,209)	(18,455)	(33.8)%	(37,769)	(65,097)	(42.0)%
Newly Developed and Expanded Facilities	14,616	14,552	0.4%	39,539	40,110	(1.4)%
Other Non-Same Store Facilities	10,028	7,169	39.9%	26,702	17,827	49.8%
Total net income	$554,008	$542,350	2.1%	$1,623,862	$1,588,671	2.2%

Number of facilities at period end:
Same Store Facilities				2,565	2,565	—%
Acquired Facilities				260	169	53.8%
Newly Developed and Expanded Facilities				103	91	13.2%
Other Non-Same Store Facilities				224	224	0.0%
				3,152	3,049	3.4%
Net rentable square footage at period end:
Same Store Facilities				175,349	175,349	—%
Acquired Facilities				18,955	12,410	52.7%
Newly Developed and Expanded Facilities				12,373	10,515	17.7%
Other Non-Same Store Facilities				20,993	20,566	2.1%
				227,670	218,840	4.0%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our September 30, 2025 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2023. Our Same Store Facilities increased from 2,507 facilities at December 31, 2024 to 2,565 at September 30, 2025. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2023, 2024, and 2025 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,565 facilities (175.3 million net rentable square feet) that represent approximately 77% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2025. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other non-same store facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,565 facilities)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change (e)	2025	2024	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$916,590	$915,614	0.1%	$2,731,714	$2,728,749	0.1%
Late charges and administrative fees	32,335	33,079	(2.2)%	96,947	97,118	(0.2)%
Total revenues	948,925	948,693	—%	2,828,661	2,825,867	0.1%

Direct cost of operations (a):
Property taxes	93,983	89,566	4.9%	287,503	275,015	4.5%
On-site property manager payroll	32,169	32,928	(2.3)%	95,744	101,968	(6.1)%
Repairs and maintenance	18,108	19,269	(6.0)%	58,838	58,366	0.8%
Utilities	13,135	13,726	(4.3)%	38,054	37,598	1.2%
Marketing	21,313	22,499	(5.3)%	62,313	64,971	(4.1)%
Other direct property costs	24,945	26,899	(7.3)%	75,336	76,870	(2.0)%
Total direct cost of operations	203,653	204,887	(0.6)%	617,788	614,788	0.5%
Direct net operating income (b)	745,272	743,806	0.2%	2,210,873	2,211,079	—%

Indirect cost of operations (a):
Supervisory payroll	(10,315)	(10,273)	0.4%	(31,994)	(31,055)	3.0%
Centralized management costs	(15,476)	(14,168)	9.2%	(46,313)	(42,697)	8.5%
Share-based compensation	(2,341)	(2,439)	(4.0)%	(7,341)	(7,718)	(4.9)%
Net operating income	717,140	716,926	—%	2,125,225	2,129,609	(0.2)%
Depreciation and amortization expense	(175,567)	(177,842)	(1.3)%	(529,835)	(533,778)	(0.7)%
Net income	$541,573	$539,084	0.5%	$1,595,390	$1,595,831	—%

Gross margin (before indirect costs, depreciation and amortization expense)	78.5%	78.4%	0.1%	78.2%	78.2%	—%

Gross margin (before depreciation and amortization expense)	75.6%	75.6%	—%	75.1%	75.4%	(0.3)%

Weighted average for the period:
Square foot occupancy	92.2%	92.7%	(0.5)%	92.1%	92.6%	(0.5)%

Realized annual rental income per (c):
Occupied square foot	$22.67	$22.53	0.6%	$22.55	$22.41	0.6%
Available square foot	$20.91	$20.89	0.1%	$20.77	$20.75	0.1%

At September 30:
Square foot occupancy				90.7%	91.4%	(0.7)%
Annual contract rent per occupied square foot (d)				$22.88	$22.86	0.1%

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
We typically increase rental rates to our long-term tenants (generally, those who have been with us for at least six months) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon evaluating the additional revenue from the increase against the negative impact of incremental move-outs, by considering tenants’ in-place rent and prevailing market rents, among other factors.
Revenues generated by our Same Store Facilities remained relatively unchanged for the three months ended September 30, 2025 and increased 0.1% for the nine months ended September 30, 2025, as compared to the same periods in 2024. Revenues for the three months ended September 30, 2025 remained relatively unchanged due primarily to a 0.6% increase in realized annual rent per occupied square foot, offset by a 0.5% decrease in average occupancy and a 2.2% decrease in Late Charges and Administrative Fees, as compared to the same period in 2024. The 0.1% increase for the nine months ended September 30, 2025 was due primarily to a 0.6% increase in realized annual rent per occupied square foot, offset by a 0.5% decrease in average occupancy, as compared to the same period in 2024.
The 0.6% increase in realized annual rent per occupied square foot in both of the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was due to cumulative rate increases to existing long-term tenants over the past twelve months offset by a decrease in average rates per square foot charged to new tenants moving in over the same period.
The weighted average square foot occupancy for our Same Store Facilities was 92.2% and 92.1% for the three and nine months ended September 30, 2025, respectively, representing a decrease of 0.5% due primarily to a decline in move-in volume net of move-out volumes, as compared to the same periods in 2024.
Move-out activities from our tenants decreased slightly for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. Move-out average annual contract rent per square foot decreased for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the three and nine months ended September 30, 2025 and 2024. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$13.53	$14.38	(5.9)%	$13.19	$13.92	(5.2)%
Square footage	30,543	31,716	(3.7)%	93,865	94,164	(0.3)%
Contract rents gained from move-ins	$103,312	$114,019	(9.4)%	$928,560	$983,072	(5.5)%
Promotional discounts given	$14,101	$19,319	(3.7)%	$43,444	$47,496	(8.5)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.39	$20.71	(1.5)%	$20.35	$20.73	(1.8)%
Square footage	33,192	33,814	(1.8)%	93,539	93,726	(0.2)%
Contract rents lost from move-outs	$169,196	$175,072	(3.4)%	$1,427,639	$1,457,205	(2.0)%
We expect industry-wide demand in 2025 to increase as compared to 2024, across a diverse set of markets, subject to potential adverse effects from evolving political, macroeconomic uncertainty, including changes in trade policy and new tariffs, and microeconomic uncertainty. Following the recent wildfires in Southern California in early 2025, we anticipate an adverse impact on revenue growth at our self-storage facilities located in Los Angeles County, where a temporary governmental pricing limitation is in place under the “State of Emergency” declarations. These self-storage facilities generated approximately 10% of revenues earned by our Same Store Facilities in 2024. As a result, we expect Same Store Facilities revenues in 2025 to be similar to those earned in 2024.
Late Charges and Administrative Fees
Late charges and administrative fees decreased 2.2% and 0.2% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, as a result of lower late charges collected on delinquent accounts due to lower customer delinquency rates for both periods.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) remained relatively unchanged for the three months ended September 30, 2025 and increased 1.0% for the nine months ended September 30, 2025, as compared to the same periods in 2024. The year over-year increase for the nine months ended September 30, 2025 was due primarily to increased property tax expense and centralized management costs, partially offset by decreased on-site property manager payroll expense and marketing.
Property tax expense increased 4.9% and 4.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, as a result of higher assessed values. We expect property tax expense to grow approximately 5.5% in 2025 due primarily to higher assessed values.
On-site property manager payroll expense decreased 2.3% and 6.1% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to reduction in labor hours driven by the continued implementation of dynamic staffing models based on customer activity levels. We expect on-site property manager payroll expense to decrease moderately in 2025 as compared to 2024 as we continue to enhance operational processes.

Marketing expense includes internet advertising we utilize through our online paid search programs and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Our marketing expense decreased by 5.3% and 4.1% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. For the three and nine months ended September 30, 2025, we realized cost efficiencies on our online paid search programs utilized to attract new tenants as compared to the same periods in 2024. We plan to continue to use internet advertising and other advertising channels to support move-in volumes for the remainder of 2025.
Centralized management costs represent administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives. Centralized management costs increased 9.2% and 8.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same period in 2024, primarily driven by increases in personnel-related costs.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of September 30, 2025		Three Months Ended September 30,
			Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
	Number of Facilities	Square Feet (millions)	2025	2024	Change (a)	2025	2024	Change (a)	2025	2024	Change (a)
Los Angeles	217	15.8	$35.80	$36.59	(2.2)%	94.8%	94.1%	0.7%	$33.94	$34.42	(1.4)%
San Francisco	130	8.0	33.91	33.20	2.1%	94.2%	94.1%	0.1%	31.93	31.23	2.2%
New York	90	6.6	33.17	32.55	1.9%	93.5%	93.8%	(0.3)%	31.02	30.54	1.6%
Washington DC	109	7.3	27.70	27.10	2.2%	93.9%	93.7%	0.2%	26.02	25.41	2.4%
Miami	85	6.3	30.35	30.13	0.7%	92.0%	93.2%	(1.2)%	27.92	28.07	(0.6)%
Seattle-Tacoma	95	6.7	26.82	26.09	2.8%	92.6%	93.1%	(0.5)%	24.84	24.29	2.3%
Dallas-Ft. Worth	136	10.2	17.45	18.29	(4.6)%	90.0%	89.5%	0.5%	15.70	16.36	(4.0)%
Houston	128	10.4	17.02	16.73	1.7%	90.4%	92.8%	(2.4)%	15.38	15.52	(0.9)%
Chicago	132	8.4	21.36	20.63	3.6%	93.5%	93.6%	(0.1)%	19.97	19.30	3.4%
Atlanta	107	7.1	16.03	17.06	(6.1)%	89.1%	89.1%	—%	14.28	15.21	(6.2)%
West Palm Beach	42	3.3	25.95	25.90	0.2%	91.0%	92.1%	(1.1)%	23.61	23.85	(1.0)%
Orlando-Daytona	72	4.6	18.69	18.65	0.2%	89.9%	92.2%	(2.3)%	16.80	17.19	(2.3)%
Philadelphia	60	3.9	20.67	20.64	0.1%	92.6%	93.0%	(0.4)%	19.13	19.20	(0.3)%
Baltimore	40	2.9	23.44	23.54	(0.4)%	94.0%	93.2%	0.8%	22.02	21.95	0.3%
Tampa	56	3.7	19.37	18.51	4.6%	91.0%	91.2%	(0.2)%	17.62	16.88	4.4%
Charlotte	57	4.4	15.84	15.99	(0.9)%	90.2%	91.8%	(1.6)%	14.28	14.68	(2.7)%
San Diego	22	2.1	30.72	30.03	2.3%	94.4%	94.3%	0.1%	29.00	28.32	2.4%
Denver	60	4.1	19.42	19.50	(0.4)%	92.6%	92.2%	0.4%	17.98	17.98	—%
Phoenix	45	3.1	19.50	19.69	(1.0)%	91.5%	92.8%	(1.3)%	17.85	18.28	(2.4)%
Detroit	43	3.1	18.19	17.98	1.1%	94.0%	93.6%	0.4%	17.10	16.83	1.6%
Boston	27	1.9	29.49	28.92	2.0%	94.3%	94.5%	(0.2)%	27.80	27.32	1.7%
Honolulu	11	0.8	56.03	54.60	2.6%	95.3%	95.4%	(0.1)%	53.37	52.08	2.5%
Portland	44	2.3	21.85	21.25	2.8%	92.7%	93.6%	(0.9)%	20.24	19.89	1.8%
Minneapolis/St. Paul	50	3.5	16.98	16.50	2.9%	94.0%	92.9%	1.1%	15.97	15.32	4.2%
Sacramento	34	2.0	22.01	21.82	0.9%	91.9%	93.3%	(1.4)%	20.24	20.36	(0.6)%
All other markets	673	42.8	16.41	16.26	1.0%	91.8%	92.5%	(0.7)%	15.06	15.04	0.1%
Totals	2,565	175.3	$22.67	$22.53	0.6%	92.2%	92.7%	(0.5)%	$20.91	$20.89	0.1%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Three Months Ended September 30, 2025
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
Los Angeles	$137,185	$139,263	(1.5)%	$18,307	$18,879	(3.0)%	$2,523	$2,508	0.6%	$116,355	$117,876	(1.3)%
San Francisco	65,519	64,118	2.2%	9,786	10,069	(2.8)%	1,479	1,406	5.2%	54,254	52,643	3.1%
New York	53,195	52,294	1.7%	12,513	12,781	(2.1)%	1,197	1,042	14.9%	39,485	38,471	2.6%
Washington DC	48,990	47,911	2.3%	10,430	9,890	5.5%	1,273	1,225	3.9%	37,287	36,796	1.3%
Miami	45,126	45,412	(0.6)%	8,666	11,114	(22.0)%	914	931	(1.8)%	35,546	33,367	6.5%
Seattle-Tacoma	42,433	41,511	2.2%	7,335	7,896	(7.1)%	1,152	1,013	13.7%	33,946	32,602	4.1%
Dallas-Ft. Worth	41,629	43,516	(4.3)%	11,123	10,764	3.3%	1,489	1,307	13.9%	29,017	31,445	(7.7)%
Houston	41,933	42,361	(1.0)%	11,027	11,333	(2.7)%	1,386	1,326	4.5%	29,520	29,702	(0.6)%
Chicago	43,412	41,995	3.4%	17,302	13,410	29.0%	1,377	1,297	6.2%	24,733	27,288	(9.4)%
Atlanta	26,723	28,483	(6.2)%	6,102	7,195	(15.2)%	1,173	1,144	2.5%	19,448	20,144	(3.5)%
West Palm Beach	19,993	20,225	(1.1)%	3,899	4,127	(5.5)%	469	484	(3.1)%	15,625	15,614	0.1%
Orlando-Daytona	19,948	20,424	(2.3)%	4,094	4,235	(3.3)%	753	756	(0.4)%	15,101	15,433	(2.2)%
Philadelphia	19,394	19,473	(0.4)%	4,584	4,938	(7.2)%	625	651	(4.0)%	14,185	13,884	2.2%
Baltimore	16,935	16,868	0.4%	3,619	3,487	3.8%	424	386	9.8%	12,892	12,995	(0.8)%
Tampa	17,140	16,498	3.9%	4,103	4,151	(1.2)%	591	572	3.3%	12,446	11,775	5.7%
Charlotte	16,534	17,000	(2.7)%	3,473	3,571	(2.7)%	589	545	8.1%	12,472	12,884	(3.2)%
San Diego	15,285	14,930	2.4%	2,415	2,483	(2.7)%	250	277	(9.7)%	12,620	12,170	3.7%
Denver	19,354	19,376	(0.1)%	5,889	6,108	(3.6)%	605	616	(1.8)%	12,860	12,652	1.6%
Phoenix	14,561	14,947	(2.6)%	3,037	3,354	(9.5)%	466	497	(6.2)%	11,058	11,096	(0.3)%
Detroit	13,914	13,696	1.6%	2,903	2,768	4.9%	484	455	6.4%	10,527	10,473	0.5%
Boston	13,349	13,123	1.7%	2,719	2,501	8.7%	303	293	3.4%	10,327	10,329	—%
Honolulu	10,952	10,693	2.4%	1,500	1,370	9.5%	155	126	23.0%	9,297	9,197	1.1%
Portland	12,235	12,022	1.8%	2,564	2,383	7.6%	430	434	(0.9)%	9,241	9,205	0.4%
Minneapolis/St. Paul	14,316	13,747	4.1%	4,200	4,083	2.9%	569	482	18.0%	9,547	9,182	4.0%
Sacramento	10,291	10,351	(0.6)%	1,784	1,654	7.9%	367	363	1.1%	8,140	8,334	(2.3)%
All other markets	168,579	168,456	0.1%	40,279	40,343	(0.2)%	7,089	6,744	5.1%	121,211	121,369	(0.1)%
Totals	$948,925	$948,693	—%	$203,653	$204,887	(0.6)%	$28,132	$26,880	4.7%	$717,140	$716,926	—%

Same Store Facilities Operating Trends by Market (Continued)

	As of September 30, 2025		Nine Months Ended September 30,
			Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
	Number of Facilities	Square Feet (millions)	2025	2024	Change (a)	2025	2024	Change (a)	2025	2024	Change (a)
Los Angeles	217	15.8	$35.94	$36.12	(0.5)%	94.8%	94.8%	0.0%	$34.08	$34.25	(0.5)%
San Francisco	130	8.0	33.58	32.55	3.2%	93.9%	94.6%	(0.7)%	31.55	30.78	2.5%
New York	90	6.6	32.85	32.25	1.8%	93.2%	93.8%	(0.6)%	30.61	30.24	1.2%
Washington DC	109	7.3	27.35	26.81	2.0%	93.4%	93.0%	0.4%	25.53	24.93	2.4%
Miami	85	6.3	30.16	29.83	1.1%	92.6%	93.5%	(0.9)%	27.92	27.91	0.1%
Seattle-Tacoma	95	6.7	26.59	25.64	3.7%	92.5%	93.1%	(0.6)%	24.59	23.87	3.0%
Dallas-Ft. Worth	136	10.2	17.49	18.24	(4.1)%	89.5%	89.6%	(0.1)%	15.65	16.35	(4.3)%
Houston	128	10.4	17.01	16.69	1.9%	90.6%	91.8%	(1.2)%	15.42	15.32	0.6%
Chicago	132	8.4	21.05	20.45	3.0%	92.8%	93.0%	(0.2)%	19.53	19.02	2.7%
Atlanta	107	7.1	16.18	17.49	(7.5)%	88.6%	88.2%	0.4%	14.33	15.42	(7.1)%
West Palm Beach	42	3.3	25.82	25.78	0.1%	91.5%	92.6%	(1.1)%	23.62	23.88	(1.1)%
Orlando-Daytona	72	4.6	18.70	18.75	(0.3)%	90.3%	91.7%	(1.4)%	16.88	17.20	(1.9)%
Philadelphia	60	3.9	20.54	20.70	(0.8)%	92.7%	92.8%	(0.1)%	19.05	19.20	(0.8)%
Baltimore	40	2.9	23.32	23.54	(0.9)%	93.2%	92.6%	0.6%	21.73	21.80	(0.3)%
Tampa	56	3.7	19.39	18.89	2.6%	91.6%	90.6%	1.0%	17.77	17.12	3.8%
Charlotte	57	4.4	15.83	16.02	(1.2)%	90.1%	91.6%	(1.5)%	14.27	14.67	(2.7)%
San Diego	22	2.1	30.44	29.75	2.3%	93.8%	94.6%	(0.8)%	28.56	28.14	1.5%
Denver	60	4.1	19.22	19.26	(0.2)%	92.0%	92.3%	(0.3)%	17.68	17.77	(0.5)%
Phoenix	45	3.1	19.37	19.75	(1.9)%	91.8%	92.6%	(0.8)%	17.78	18.29	(2.8)%
Detroit	43	3.1	18.23	17.93	1.7%	92.7%	93.0%	(0.3)%	16.91	16.67	1.4%
Boston	27	1.9	28.72	28.32	1.4%	94.2%	94.3%	(0.1)%	27.04	26.72	1.2%
Honolulu	11	0.8	55.31	52.92	4.5%	95.6%	96.3%	(0.7)%	52.85	50.96	3.7%
Portland	44	2.3	21.72	21.26	2.2%	92.4%	93.3%	(0.9)%	20.06	19.83	1.2%
Minneapolis/St. Paul	50	3.5	16.79	16.45	2.1%	93.1%	92.3%	0.8%	15.63	15.17	3.0%
Sacramento	34	2.0	21.78	21.70	0.4%	92.8%	93.8%	(1.0)%	20.21	20.36	(0.7)%
All other markets	673	42.8	16.28	16.22	0.4%	91.8%	92.5%	(0.7)%	14.94	15.00	(0.4)%
Totals	2,565	175.3	$22.55	$22.41	0.6%	92.1%	92.6%	(0.5)%	$20.77	$20.75	0.1%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Nine Months Ended September 30,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
Los Angeles	$413,485	$415,555	(0.5)%	$55,352	$55,871	(0.9)%	$7,607	$7,857	(3.2)%	$350,526	$351,827	(0.4)%
San Francisco	194,265	189,735	2.4%	29,402	30,770	(4.4)%	4,520	4,179	8.2%	160,343	154,786	3.6%
New York	157,242	155,199	1.3%	39,581	38,503	2.8%	3,619	3,215	12.6%	114,042	113,481	0.5%
Washington DC	144,371	140,979	2.4%	30,651	28,365	8.1%	3,873	3,765	2.9%	109,847	108,849	0.9%
Miami	135,401	135,355	—%	28,962	29,230	(0.9)%	2,805	2,799	0.2%	103,634	103,326	0.3%
Seattle-Tacoma	126,004	122,258	3.1%	22,569	24,248	(6.9)%	3,298	3,061	7.7%	100,137	94,949	5.5%
Dallas-Ft. Worth	124,552	130,509	(4.6)%	33,018	32,261	2.3%	4,450	3,847	15.7%	87,084	94,401	(7.8)%
Houston	126,111	125,500	0.5%	34,674	34,067	1.8%	4,375	3,961	10.5%	87,062	87,472	(0.5)%
Chicago	127,374	124,014	2.7%	50,135	48,590	3.2%	4,239	3,979	6.5%	73,000	71,445	2.2%
Atlanta	80,474	86,479	(6.9)%	19,013	21,029	(9.6)%	3,614	3,369	7.3%	57,847	62,081	(6.8)%
West Palm Beach	60,044	60,729	(1.1)%	12,835	13,554	(5.3)%	1,443	1,553	(7.1)%	45,766	45,622	0.3%
Orlando-Daytona	60,149	61,254	(1.8)%	12,867	13,000	(1.0)%	2,357	2,301	2.4%	44,925	45,953	(2.2)%
Philadelphia	57,907	58,372	(0.8)%	14,653	14,260	2.8%	1,951	1,890	3.2%	41,303	42,222	(2.2)%
Baltimore	50,142	50,224	(0.2)%	10,744	10,016	7.3%	1,302	1,213	7.3%	38,096	38,995	(2.3)%
Tampa	51,856	50,071	3.6%	12,420	12,703	(2.2)%	1,773	1,710	3.7%	37,663	35,658	5.6%
Charlotte	49,573	50,929	(2.7)%	10,267	10,170	1.0%	1,787	1,646	8.6%	37,519	39,113	(4.1)%
San Diego	45,181	44,534	1.5%	7,062	7,041	0.3%	809	892	(9.3)%	37,310	36,601	1.9%
Denver	57,089	57,398	(0.5)%	17,977	18,234	(1.4)%	1,901	1,822	4.3%	37,211	37,342	(0.4)%
Phoenix	43,596	44,890	(2.9)%	8,435	9,438	(10.6)%	1,381	1,486	(7.1)%	33,780	33,966	(0.5)%
Detroit	41,289	40,692	1.5%	8,811	8,480	3.9%	1,445	1,322	9.3%	31,033	30,890	0.5%
Boston	38,966	38,476	1.3%	8,736	8,461	3.3%	958	951	0.7%	29,272	29,064	0.7%
Honolulu	32,576	31,352	3.9%	4,328	4,174	3.7%	472	391	20.7%	27,776	26,787	3.7%
Portland	36,364	35,934	1.2%	7,387	7,245	2.0%	1,322	1,342	(1.5)%	27,655	27,347	1.1%
Minneapolis/St. Paul	42,046	40,799	3.1%	13,026	12,917	0.8%	1,639	1,431	14.5%	27,381	26,451	3.5%
Sacramento	30,802	31,063	(0.8)%	5,298	5,100	3.9%	1,095	1,097	(0.2)%	24,409	24,866	(1.8)%
All other markets	501,802	503,567	(0.4)%	119,585	117,061	2.2%	21,613	20,391	6.0%	360,604	366,115	(1.5)%
Totals	$2,828,661	$2,825,867	0.1%	$617,788	$614,788	0.5%	$85,648	$81,470	5.1%	$2,125,225	$2,129,609	(0.2)%

Acquired Facilities
The Acquired Facilities represent 260 facilities that we acquired in 2023, 2024, and 2025. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change (a)	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
2023 Acquisitions	$48,872	$46,375	$2,497	$144,400	$137,488	$6,912
2024 Acquisitions	5,477	586	4,891	15,196	648	14,548
2025 Acquisitions	13,586	—	13,586	16,317	—	16,317
Total revenues	67,935	46,961	20,974	175,913	138,136	37,777

Cost of operations (b):
2023 Acquisitions	14,773	15,103	(330)	44,149	44,876	(727)
2024 Acquisitions	1,811	664	1,147	5,623	785	4,838
2025 Acquisitions	5,002	—	5,002	6,433	—	6,433
Total cost of operations	21,586	15,767	5,819	56,205	45,661	10,544

Net operating income:
2023 Acquisitions	34,099	31,272	2,827	100,251	92,612	7,639
2024 Acquisitions	3,666	(78)	3,744	9,573	(137)	9,710
2025 Acquisitions	8,584	—	8,584	9,884	—	9,884
Net operating income	46,349	31,194	15,155	119,708	92,475	27,233
Depreciation and amortization expense	(58,558)	(49,649)	(8,909)	(157,477)	(157,572)	95
Net loss	$(12,209)	$(18,455)	$6,246	$(37,769)	$(65,097)	$27,328

As of September 30:
Square foot occupancy:
2023 Acquisitions				86.1%	87.6%	(1.5)%
2024 Acquisitions				85.9%	63.2%	22.7%
2025 Acquisitions				81.7%	—%	—%
				84.9%	86.3%	(1.4)%
Annual contract rent per occupied square foot:
2023 Acquisitions				$17.78	$17.08	4.1%
2024 Acquisitions				14.56	10.93	33.2%
2025 Acquisitions				14.16	—	—%
				$16.55	$16.96	(2.4)%
Number of facilities:
2023 Acquisitions				164	164	—
2024 Acquisitions				22	5	17
2025 Acquisitions				74	—	74
				260	169	91
Net rentable square feet (in thousands):
2023 Acquisitions				12,112	12,067	45
2024 Acquisitions				1,666	343	1,323
2025 Acquisitions				5,177	—	5,177
				18,955	12,410	6,545

ACQUIRED FACILITIES (Continued)

As of September 30 2025
Costs to acquire (in thousands):
2023 Acquisitions (c)(d)	$2,674,840
2024 Acquisitions	267,473
2025 Acquisitions	814,555
$3,756,868
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)We have completed the expansion project on a facility acquired in 2023 for $6.9 million, adding 45,000 net rentable square feet of storage space as of September 30, 2025.
(d)The amount includes the costs allocated to land, buildings and intangible assets associated with the 127 self-storage facilities from the Simply Acquisition.
We have been active in acquiring facilities in recent years. Since the beginning of 2023, we acquired a total of 260 facilities with 19.0 million net rentable square feet for $3.8 billion. During the three and nine months ended September 30, 2025, these facilities contributed net operating income of $46.3 million and $119.7 million, respectively.
During 2023, we acquired BREIT Simply Storage LLC (“Simply”), a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash. Included in the acquisition results in the table above are the Simply portfolio self-storage revenues of $116.9 million and $113.9 million, NOI of $81.6 million and $77.9 million (including Direct NOI of $85.8 million and $81.9 million), and average square footage occupancy of 88.3% and 87.4% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. During the nine months ended September 30, 2025, we acquired 74 self-storage facilities across 19 states with 5.2 million net rentable square feet for $814.6 million. Subsequent to September 30, 2025, we acquired or were under contract to acquire 12 self-storage facilities across eight states with 0.9 million net rentable square feet for $119.9 million. As a result, our total acquisitions planned or completed through September 30, 2025, amount to $934.5 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 40 facilities that were developed on new sites since January 1, 2020, and 63 facilities expanded to increase their net rentable square footage. Of these expansions, 45 were completed before 2024, 12 were completed in 2024 or 2025, and six are currently in process at September 30, 2025. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change (a)	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2020	$1,756	$1,848	$(92)	$5,335	$5,565	$(230)
Developed in 2021	3,209	3,059	150	9,301	8,802	499
Developed in 2022	2,970	2,631	339	8,617	7,377	1,240
Developed in 2023	2,941	1,812	1,129	8,032	4,043	3,989
Developed in 2024	1,390	296	1,094	3,277	349	2,928
Developed in 2025	385	—	385	567	—	567
Expansions completed before 2024	26,216	24,790	1,426	77,229	71,616	5,613
Expansions completed in 2024 or 2025	5,720	4,536	1,184	13,445	10,484	2,961
Expansions in process	2,822	3,039	(217)	8,479	9,225	(746)
Total revenues	47,409	42,011	5,398	134,282	117,461	16,821

Cost of operations (b):
Developed in 2020	460	528	(68)	1,485	1,438	47
Developed in 2021	1,040	920	120	2,991	2,783	208
Developed in 2022	950	811	139	2,922	2,879	43
Developed in 2023	1,179	1,264	(85)	3,944	3,662	282
Developed in 2024	715	280	435	1,873	391	1,482
Developed in 2025	327	—	327	564	—	564
Expansions completed before 2024	7,338	7,057	281	21,960	21,551	409
Expansions completed in 2024 or 2025	2,788	1,627	1,161	5,904	3,597	2,307
Expansions in process	596	950	(354)	1,781	2,168	(387)
Total cost of operations	15,393	13,437	1,956	43,424	38,469	4,955

Net operating income (loss):
Developed in 2020	1,296	1,320	(24)	3,850	4,127	(277)
Developed in 2021	2,169	2,139	30	6,310	6,019	291
Developed in 2022	2,020	1,820	200	5,695	4,498	1,197
Developed in 2023	1,762	548	1,214	4,088	381	3,707
Developed in 2024	675	16	659	1,404	(42)	1,446
Developed in 2025	58	—	58	3	—	3
Expansions completed before 2024	18,878	17,733	1,145	55,269	50,065	5,204
Expansions completed in 2024 or 2025	2,932	2,909	23	7,541	6,887	654
Expansions in process	2,226	2,089	137	6,698	7,057	(359)
Net operating income	32,016	28,574	3,442	90,858	78,992	11,866
Depreciation and amortization expense	(17,400)	(14,022)	(3,378)	(51,319)	(38,882)	(12,437)
Net income	$14,616	$14,552	$64	$39,539	$40,110	$(571)

DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of September 30,
	2025	2024	Change (a)

	($ amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2020	88.0%	90.7%	(2.7)%
Developed in 2021	83.8%	78.4%	5.4%
Developed in 2022	88.0%	86.6%	1.4%
Developed in 2023	81.6%	68.7%	12.9%
Developed in 2024	70.5%	45.7%	24.8%
Developed in 2025	31.5%	—%	31.5%
Expansions completed before 2024	83.7%	83.5%	0.2%
Expansions completed in 2024 or 2025	57.6%	59.8%	(2.2)%
Expansions in process	86.1%	90.6%	(4.5)%
	77.5%	78.6%	(1.1)%
Annual contract rent per occupied square foot:
Developed in 2020	$22.03	$22.04	0.0%
Developed in 2021	19.70	19.92	(1.1)%
Developed in 2022	19.10	17.33	10.2%
Developed in 2023	12.30	10.22	20.4%
Developed in 2024	12.20	9.67	26.2%
Developed in 2025	12.70	—	0.0%
Expansions completed before 2024	20.82	20.15	3.3%
Expansions completed in 2024 or 2025	17.67	20.32	(13.0)%
Expansions in process	26.32	27.04	(2.7)%
	$19.17	$19.26	(0.5)%
Number of facilities:
Developed in 2020	3	3	—
Developed in 2021	6	6	—
Developed in 2022	8	8	—
Developed in 2023	11	11	—
Developed in 2024	7	4	3
Developed in 2025	5	—	5
Expansions completed before 2024	45	45	—
Expansions completed in 2024 or 2025	12	7	5
Expansions in process	6	7	(1)
	103	91	12
Net rentable square feet (in thousands):
Developed in 2020	347	347	—
Developed in 2021	760	760	—
Developed in 2022	631	631	—
Developed in 2023 (c)	1,153	1,098	55
Developed in 2024	668	389	279
Developed in 2025	527	—	527
Expansions completed before 2024	5,834	5,753	81
Expansions completed in 2024 or 2025	1,961	1,050	911
Expansions in process	492	487	5
	12,373	10,515	1,858

As of September 30, 2025
Costs to develop (in thousands):
Developed in 2020	$42,063
Developed in 2021	128,435
Developed in 2022	100,089
Developed in 2023 (c)	217,572
Developed in 2024	129,669
Developed in 2025	118,191
Expansions completed before 2024 (d)	468,750
Expansions completed in 2024 or 2025 (d)	327,685
$1,532,454
(a)Represents the percentage change with respect to annual contract rent per occupied square foot, and the absolute nominal change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sales generated at the facilities. See “Ancillary Operations” below for more information.
(c)We have completed an expansion project on a facility developed in 2023 for $23.8 million, adding 55,000 net rentable square feet of storage space as of September 30, 2025.
(d)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.
Our Newly Developed and Expanded Facilities includes a total of 103 self-storage facilities of 12.4 million net rentable square feet. For development and expansions completed by September 30, 2025, we incurred a total cost of $1.5 billion. During the three and nine months ended September 30, 2025, Newly Developed and Expanded Facilities contributed net operating income of $32.0 million and $90.9 million, respectively.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at September 30, 2025. We incurred a total of $796.4 million in direct cost to expand these facilities, demolished a total of 0.6 million net rentable square feet of storage space, and built a total of 4.7 million net rentable square feet of new storage space.
The facilities under “expansion in process” represent those facilities where construction is in process at September 30, 2025, and together with additional future expansion activities primarily related to our Same Store Facilities at September 30, 2025, we expect to add a total of 1.3 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $165.4 million.

At September 30, 2025, we had 29 additional facilities in development, which will have a total of 2.6 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $483.8 million. We expect these facilities to open over the next 18 to 24 months.
As of September 30, 2025, we have ongoing development and expansion projects at a total cost to complete of approximately $649.2 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2023, including facilities acquired prior to 2023 and facilities developed or expanded prior to 2020 undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 21.0 million net rentable square feet at September 30, 2025. During the three and nine months ended September 30, 2025 and 2024, the average occupancy for these facilities totaled 86.4% and 85.4%, respectively, as compared to 83.5% and 81.4% for the same periods in 2024, and the realized rent per occupied square foot totaled $15.91 and $15.78, respectively, as compared to $16.00 and $16.01 for the same periods in 2024.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$64,007	$58,103	$5,904	$185,382	$168,123	$17,259
Merchandise	6,138	6,894	(756)	18,948	20,767	(1,819)
Third party property management	15,061	12,646	2,415	43,498	33,403	10,095
Total revenues	85,206	77,643	7,563	247,828	222,293	25,535
Cost of operations:
Tenant reinsurance	17,766	17,390	376	45,202	41,964	3,238
Merchandise	4,114	4,269	(155)	12,842	13,759	(917)
Third party property management	14,505	12,606	1,899	42,322	33,154	9,168
Total cost of operations	36,385	34,265	2,120	100,366	88,877	11,489
Net operating income (loss):
Tenant reinsurance	46,241	40,713	5,528	140,180	126,159	14,021
Merchandise	2,024	2,625	(601)	6,106	7,008	(902)
Third party property management	556	40	516	1,176	249	927
Total net operating income	$48,821	$43,378	$5,443	$147,462	$133,416	$14,046
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $5.9 million or 10.2% for the three months ended September 30, 2025, and increased $17.3 million or 10.3% for the nine months ended September 30, 2025, in each case as compared to the same period in 2024, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage and premium rates in our tenant base at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same Store Facilities were $46.5 million and $136.8 million for the three and nine months ended September 30, 2025, respectively, as compared to $44.2 million and $130.3 million for the same periods in 2024, representing an increase of 5.2% and 5.0%, respectively.

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
Third-party property management: At September 30, 2025, in our third-party property management program, we managed 339 facilities (26.6 million net rentable square feet) for unrelated third parties, and were under contract to manage 90 additional facilities (7.7 million net rentable square feet) including 85 facilities that are currently under construction. During the nine months ended September 30, 2025, we added 45 facilities to the program and had 18 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity
We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. For the three and nine months ended September 30, 2025, we recognized earnings from our equity method investment of Shurgard of $3.7 million and $5.1 million, respectively, as compared to earnings of $2.9 million and $15.5 million for the same periods in 2024. Included in our equity earnings from Shurgard were $14.7 million and $45.7 million of our share of depreciation and amortization expense for the three and nine months ended September 30, 2025, respectively, as compared to $12.0 million and $31.5 million for the same periods in 2024.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at September 30, 2025 (1.039 at December 31, 2024), and average exchange rates of 1.169 and 1.099 for the three months ended September 30, 2025 and 2024, respectively, and average exchange rates of 1.118 and 1.087 for the nine months ended September 30, 2025 and 2024, respectively.
Real estate acquisition and development expense: For the three and nine months ended September 30, 2025, we incurred a total of $2.8 million and $12.8 million, respectively, of expenses related to our acquisition and development of real estate facilities, as compared to $2.5 million and $9.2 million for the same periods in 2024. These amounts are net of $3.5 million and $10.3 million for the three and nine months ended September 30, 2025, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities, as compared to $4.3 million and $12.9 million for the same periods in 2024. During the nine months ended September 30, 2025, we recognized $3.9 million of impairment write-down of certain land development parcels that are or will be marketed for sale.
General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands)

Share-based compensation expense	$5,975	$7,117	$(1,142)	$18,997	$19,927	$(930)
Corporate management costs	9,070	7,525	1,545	25,018	22,345	2,673
Corporate transformation costs	1,376	—	1,376	3,178	—	3,178
Other costs	12,362	11,572	790	32,501	31,858	643
Total	$28,783	$26,214	$2,569	$79,694	$74,130	$5,564

General and administrative expense increased $2.6 million for the three months ended September 30, 2025, as compared to the same period of 2024, primarily due to transaction costs and an increase in corporate transformation costs recognized in the three months ended September 30, 2025.

General and administrative expense increased $5.6 million for the nine months ended September 30, 2025, as compared to the same period of 2024, primarily due to transaction costs and increased legal costs associated with nonrecurring corporate legal matters and corporate transformation costs recognized in the nine months ended September 30, 2025.

As part of our operating model transformation, we have launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology and expanding our geographic footprint with a stronger corporate presence in Texas and offshore locations. The initiative is intended to transform our corporate functions improving efficiency and productivity.

We expect to incur corporate transformation costs of approximately $15 to $20 million as we complete the initiative over the next three years. Beginning in 2026, we believe this restructuring plan will result in future cost savings of approximately $3 to $5 million annually, although the amount and timing of such savings are subject to change depending on a variety of factors.
Interest and other income: The following table sets forth our interest and other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(Amounts in thousands)

Interest earned on cash balances	$8,598	$12,235	$(3,637)	$23,668	$33,838	$(10,170)
Commercial operations	1,849	2,223	(374)	7,203	7,065	138
Interest earned on notes receivable, net	1,733	—	1,733	2,976	—	2,976
Unrealized gain on private equity investments	6,148	2,626	3,522	4,360	4,740	(380)
Other	2,684	2,945	(261)	8,828	6,605	2,223
Total	$21,012	$20,029	$983	$47,035	$52,248	$(5,213)
Interest expense: For the three and nine months ended September 30, 2025, we incurred $81.6 million and $228.3 million, respectively, of interest on our outstanding notes payable, as compared to $77.3 million and $223.5 million for the same periods in 2024. In determining interest expense, these amounts were offset by capitalized interest of $1.9 million and $5.0 million during the three and nine months ended September 30, 2025, respectively, associated with our development activities, as compared to $3.0 million and $8.2 million for the same periods in 2024. The increase of interest expense for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 is due to the issuance of U.S. Dollar and Euro denominated unsecured notes in April 2024 and the issuance of U.S. Dollar unsecured notes in June 2025 partially offset by a more favorable weighted average interest rate. At September 30, 2025, we had $10.1 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.0%.
Foreign currency exchange gain (loss): For the three and nine months ended September 30, 2025, we recorded foreign currency gains of $0.9 million and losses of $213.9 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates, as compared to foreign currency losses of $70.6 million and $20.6 million, for the three and nine months ended September 30, 2024, respectively. The Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at September 30, 2025, 1.039 at December 31, 2024, 1.116 at September 30, 2024, and 1.104 at December 31, 2023. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Income tax expense: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three and nine months ended September 30, 2025, we recorded income tax expense totaling $2.8 million and $7.5 million, respectively, related to income taxes incurred in certain state and local jurisdictions in which we operate, as compared to $2.5 million and $6.0 million for the same periods in 2024.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow was approximately $480 million in 2023 and $400 million in 2024. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $650 million for 2025.
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
Our revolving line of credit has a borrowing limit of $1.5 billion. The revolving line of credit generally serves as a temporary “bridge” financing until we are able to raise longer term capital. As of September 30, 2025 and October 29, 2025, there were no borrowings outstanding on the revolving line of credit; however, we do have approximately $19.9 million of outstanding letters of credit, which limits our borrowing capacity to $1,480.1 million as of October 29, 2025. Our line of credit matures on June 12, 2027.
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
Our current and expected capital resources include: (i) $296.5 million of cash as of September 30, 2025, (ii) approximately $650 million of expected retained operating cash flow over the next twelve months and (iii) €420.9 million of cash proceeds from the issuance of senior notes in October 2025. Additionally, we have $1,480.1 million available borrowing capacity on our revolving line of credit, which can be used as temporary “bridge” financing until we are able to raise longer term capital. We believe that the cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As described below, as of September 30, 2025 our current committed cash requirements consist of (i) $119.9 million in property acquisitions currently under contract, (ii) $381.4 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitments of $43.9 million under the bridge lending program expected to close in the next twelve months, and (iv) approximately $784.0 million in scheduled principal repayments on our unsecured notes in the next twelve months. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of September 30, 2025, the principal outstanding on our debt totaled approximately $10.1 billion, consisting of $8.2 billion of U.S. Dollar denominated unsecured notes payable, $1.9 billion of Euro-denominated unsecured notes payable, and $1.6 million of mortgage notes payable. Approximate principal maturities and interest payments (including $61.8 million in estimated interest on our $0.7 billion variable rate unsecured notes based on rates in effect at September 30, 2025) are as follows (amounts in thousands):

	Principal	Interest	Total
Remainder of 2025	$284,082	$53,894	$337,976
2026	1,150,138	296,441	1,446,579
2027	1,200,146	266,852	1,466,998
2028	1,200,129	227,717	1,427,846
2029	1,000,088	189,704	1,189,792
Thereafter	5,260,552	1,553,737	6,814,289
	$10,095,135	$2,588,345	$12,683,480

We had $400 million of U.S. Dollar denominated unsecured notes that we repaid upon maturity on July 25, 2025. We have €242 million of our Euro denominated unsecured notes that mature on November 3, 2025, and $500 million of our U.S. Dollar denominated unsecured notes that mature on February 15, 2026. We plan to utilize the proceeds from our October 2025 Euro denominated unsecured notes issuance to refinance the November 2025 Euro denominated unsecured notes and plan to refinance the U.S Dollar denominated notes as they come due.
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
We have spent $139 million of capital expenditures to maintain real estate facilities in the nine months ended September 30, 2025, and expect to spend approximately $175 million in 2025. In addition, we have spent $49 million on the installation of solar panels in the nine months ended September 30, 2025, and expect to spend approximately $75 million in 2025.
We believe the capital spent to install solar panels and LED lights will significantly reduce electricity consumption resulting in lower utility costs.

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
On October 29, 2025, our Board declared a regular common quarterly dividend of $3.00 per common share totaling approximately $527 million, which will be paid at the end of December 2025. Our consistent, long-term dividend policy has been to distribute our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash flows from operating activities.
The annual distribution requirement with respect to our preferred shares outstanding at September 30, 2025 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to September 30, 2025, we acquired or were under contract to acquire 12 self-storage facilities for a total purchase price of $119.9 million.
As of September 30, 2025, we had development and expansion projects at a total cost of approximately $649.2 million. Costs incurred through September 30, 2025 were $267.8 million, with the remaining cost to complete of $381.4 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Bridge loan commitments: We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. As of September 30, 2025, we had unfunded loan commitments of $43.9 million expected to close in the next twelve months, subject to the satisfaction of certain conditions.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of October 29, 2025, our Series F through N of preferred securities are eligible for redemption, at our option and with 30 days’ notice. See Note 10 to our September 30, 2025 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through October 29, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million (none in 2025 through October 29, 2025). All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $10.1 billion at September 30, 2025, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at September 30, 2025 is approximately $10.1 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.0% at September 30, 2025. See Note 8 to our September 30, 2025 consolidated financial statements for further information regarding our debt (amounts in thousands).
At September 30, 2025, we have three separate interest rate swaps with a notional amount of $475 million which converted our $475 million principal amount of 4.375% fixed rate senior unsecured notes due July 2030 into a floating rate instrument with an interest rate based on a SOFR index. See Note 8 to our September 30, 2025 consolidated financial statements for further information regarding our swaps.

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total

Debt	$284,082	$1,150,138	$1,200,146	$1,200,129	$1,000,088	$5,260,552	$10,095,135
We have foreign currency exposure at September 30, 2025 related to (i) our investment in Shurgard, with a book value of $383.6 million, and a fair value of $1.4 billion based upon the closing price of Shurgard’s stock on September 30, 2025, and (ii) €1.6 billion ($1.9 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of September 30, 2025. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended September 30, 2025, we did not repurchase any of our common shares. From the inception of the repurchase program through October 29, 2025, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended September 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

4.1
Twenty-First Supplemental Indenture, dated as of October 3, 2025, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association, as trustee). Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 3, 2025 and incorporated herein by reference.

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

DATED: October 29, 2025
PUBLIC STORAGE
By:	/s/ H. Thomas Boyle
H. Thomas Boyle Senior Vice President, Chief Financial and Investment Officer