Form 10-K
period 2025-12-31
Public Storage
filed 2026-02-12
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025.
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
2811 Internet Boulevard, Frisco, Texas 75034

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
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2025:
Common Shares, $0.10 par value per share – $44,239,441,000 (computed on the basis of $293.42 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2025).
As of February 5, 2026, there were 175,506,447 outstanding Common Shares, $0.10 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Public Storage
Form 10-K
For the Fiscal Year Ended December 31, 2025

PART I
ITEM 1.    Business
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2026 guidance and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and changes in macroeconomic conditions, our strategic priorities, expectations with respect to financing activities, rental rates, zoning, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
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
General Discussion of our Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership, development, and operation of self-storage facilities and other related operations including tenant reinsurance, third-party self-storage management and bridge lending to third-party self-storage owners. We are the industry leading owner of self-storage properties, with one of the most recognized brands in the self-storage industry, including our ubiquitous orange color.
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

Self-storage Operations:
We acquire, develop, own, and operate self-storage facilities, which offer storage spaces for lease on a month-to-month basis, for personal and business use. We are the largest owner of self-storage facilities in the United States (“U.S.”), with physical presence in most major markets and 40 states. We believe our scale, brand name, and technology platform afford us competitive advantages. At December 31, 2025, we held interests in and consolidated 3,171 self-storage facilities (an aggregate of 229 million net rentable square feet of space) operating under the Public Storage® name.
Other Operations:
We manage insurance programs whereby tenants at our facilities, including those we manage for third parties, have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their stored goods. A wholly-owned, consolidated subsidiary of Public Storage fully reinsures these policies and thereby assumes all risk of losses under the policies. This subsidiary receives from the non-affiliated insurance company reinsurance premiums substantially equal to the premiums collected from our tenants. These policies cover claims for losses related to specified events up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program but purchase insurance from an independent third-party insurer to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. At December 31, 2025, there were approximately 1.5 million certificates of insurance held by participating self-storage tenants, representing aggregate coverage of approximately $7.2 billion.
At December 31, 2025, we managed 362 facilities for third parties (with approximately 28.2 million net rentable square feet), and were under contract to manage 84 additional facilities including 78 facilities that are currently under construction.
We also offer merchandise for sale at our self-storage facilities, primarily consisting of locks and cardboard boxes, to support customers’ storage needs.
We implemented a lending program in 2024, under which we provide bridge lending financing to third-party self-storage owners for operating properties that we manage. We generally originate bridge loans that are collateralized by operating self-storage properties, have a term of three or four years with two one-year extensions, and have variable interest rates. At December 31, 2025, we had a bridge loan receivable balance of $142.1 million and unfunded loan commitments of $43.9 million, the closing of which is subject to the satisfaction of certain conditions.
We hold a 35% interest in Shurgard Self Storage Limited (“Shurgard”). Shurgard is a public company traded on Euronext Brussels under the “SHUR” symbol. At December 31, 2025, Shurgard owned and operated 332 self-storage facilities (18 million net rentable square feet) located in seven countries in Western Europe under the Shurgard® name.
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

Competition
Ownership and operation of self-storage facilities is highly fragmented. As the largest owner of self-storage facilities, we believe that we own approximately 9% of the self-storage square footage in the U.S. and that collectively the four largest self-storage owners in the U.S. own approximately 22%, with the remaining 78% owned by regional and local operators. We believe our Public Storage® brand awareness, as well as the innovative improvements we have made to the customer experience described below, provide us with a competitive advantage in acquiring and retaining customers relative to other self-storage operators.
Our facilities compete with nearby self-storage facilities owned by other operators, who use marketing channels, including internet advertising, signage, and banners, and offer services similar to ours. As a result, competition may be significant and can affect the occupancy levels, rental rates, rental income, and operating expenses of our facilities. However, we believe that the economies of scale inherent in this business allow us to operate self-storage facilities at a materially higher level of cash flow per square foot than other operators without our scale.
Technology
We believe technology enables improved customer experience, revenue optimization, and cost efficiencies. Over the past few years, we have invested in additional technologies that we believe have enabled us to operate and compete more effectively by providing customers with an enhanced digital experience.
Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities (such as climate-control), and pricing through the following marketing channels:
•Our Website: The online marketing channel is a key source of customers. We believe that many of our other customers who reserved directly through our customer care center or arrived at a facility and moved in without a reservation reviewed our pricing and availability online through our website. We seek to update the structure, layout, and content of our website regularly to enhance our placement in “unpaid” search in Google and related websites, to improve the efficiency of our bids in “paid” search campaigns and visibility on large language model platforms, and to maximize users’ likelihood of reserving space on our website.
•Our Customer Care Center: Our customer care center is staffed by skilled sales specialists and customer service representatives. Customers can reach our customer care center and complete their rental over the phone by calling our advertised toll-free telephone numbers provided on search engines, from our website, the Public Storage App, or from our in-store kiosks. We believe giving customers the option to interact with a live agent, despite the higher marginal cost relative to a reservation made on our website, enhances our ability to close sales with potential customers and results in greater satisfaction. We also have live Internet chat augmented with ChatBot/Virtual Agent capabilities as another channel for our customers to engage our agents, cost effectively improving customer responsiveness.
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
eRental® move-in process: To further enhance the move-in experience, we offer our eRental® process whereby prospective tenants (including those who initially reserved a space) can execute their rental agreement from their smartphone or computer and then go directly to their space on the move-in date. Nearly three quarters of our new rental agreements were completed by customers using our eRental® and Rent by Phone process during 2025.
Public Storage App: We maintain an industry leading smartphone application. The Public Storage App provides our tenants with digital access to our properties, as well as payment and other account management functions.

Centralized information network: Our centralized reporting and information network enables us to identify changing market conditions and operating trends and analyze tenants data. Our network allows us to quickly change each of our individual property’s pricing and promotions, drive marketing spending, such as the relative level of bidding for various paid search terms on paid search engines, and staff and respond to customer requests more timely.
Growth and Investment Strategies
Our ongoing growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring, expanding and developing facilities, and (iii) growing ancillary business activities including tenant reinsurance, third-party management services and our bridge lending program. While our long-term strategy includes each of these elements, in the short term the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of available investment alternatives.
Improve the operating performance of existing facilities: We regularly update and enhance our strategies to increase the net cash flow of our existing self-storage facilities through maximizing revenues and controlling operating costs. We maximize revenues through striking the appropriate balance between occupancy and rates for new and existing tenants by regularly adjusting (i) our promotional and other discounts, (ii) the rental rates we charge to new and existing tenants, and (iii) our marketing spending and intensity. We adjust these pricing and marketing decisions by observing their impact on web and customer care center traffic, reservations, move-ins, move-outs, tenant length of stay, and other indicators of response. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, and the development and documentation of standardized operating procedures.
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
Grow ancillary business activities: We pursue growth initiatives aimed at increasing our insurance offering coverage for tenants who choose to protect their stored items against loss. Additionally, as we grow our self-storage portfolio through acquisition, development and third-party management, we have the opportunity to increase the growth profile of our tenant reinsurance business.
Our third party management business enables us to generate revenues through management fees, expand our presence, increase our economies of scale, promote our brand, and enhance our ability to acquire additional facilities over the medium and long-term as a result of strategic relationships forged with third-party owners.
We also provide bridge lending financing to third-party self-storage owners. This program not only enables us to earn interest and other fee income, but we also require the borrower to utilize our third party management program, resulting in additional income from managing the assets and tenant reinsurance.

Compliance with Government Regulations
We are subject to various laws, ordinances, and regulations, including various federal, state, and local regulations that apply generally to the ownership of real property and the operation of self-storage facilities. These include various laws and regulations concerning environmental matters, pricing, labor matters, and employee safety and health matters. Further, our insurance activities are subject to state insurance laws and regulations as determined by the insurance commission for each state in accordance with certain federal regulations.
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
Human Capital Resources
Our employees are the cornerstone of our business and critical to our ability to execute corporate strategies and deliver long-term value for our stakeholders. Our human capital management strategy focuses on attracting, developing, and retaining exceptional talent. We accomplish this by committing to our employees to foster a diverse and inclusive workplace, maintain transparent communication, offer competitive compensation and comprehensive benefits, and provide robust opportunities for career growth and professional development. Guided by our core principles of doing the right thing and upholding integrity in all that we do, we believe this approach strengthens employee engagement and commitment to Public Storage.
We have approximately 5,770 employees, including 4,920 customer facing roles (such as property level and customer care center personnel), 410 field management employees, and 440 employees in our corporate operations.
The following is an overview of our key programs and initiatives aimed at attracting, developing, and retaining top talent. For comprehensive details on these programs, including our sustainability efforts, strategies, commitments, and progress, please refer to our 2025 Sustainability Report, which is available on our website at publicstorage.com. Information contained on our website, including such report, is not part of, nor incorporated by reference into, this Annual Report on Form 10-K.
Inclusive Culture
We are committed to fostering a workplace that values individuals from diverse backgrounds, where every employee feels valued and able to bring their authentic self to our best-in-class team. Public Storage hires based on skills, experience, and character, without regard to age, gender, race, ethnicity, religion, sexual orientation, or any other protected characteristic. We maintain policies regarding equal opportunity, pay-for-performance, discrimination, harassment, and labor (including opposition to child and compulsory labor).
Our dedication to excellence and hiring top talent has cultivated an inclusive workforce that reflects the diversity of the customers we serve.

Communication and Engagement
Given the geographically dispersed nature of our business, maintaining clear and consistent communication is essential to ensuring employees feel informed, included, and engaged. We leverage multiple communication channels, including email, newsletters, videos, virtual and in-person meetings, and town halls, to share updates on company strategy, performance, employee recognition, and other key information. We also provide opportunities for employees to engage directly with leadership.
To measure the effectiveness of our engagement strategies, we conduct regular surveys to assess employee commitment, motivation, and overall engagement, as well as to gather feedback. We use this feedback to refine and enhance our policies and programs, including to expand opportunities for career development and advancement.
We believe that the success of our engagement strategies can also be seen through third party surveys and recognition. In 2025, we were proud to be named a Great Place to Work® for the fourth year in a row and recognized by Comparably, Inc. as a “Choice Employer” with an “A+” Culture Score based on employee feedback across 18 culture metrics, among other recognitions.
Compensation, Health, Wellness, and Safety
Public Storage offers comprehensive compensation and benefits programs designed to incentivize, reward, and support our employees. We believe compensation should align with both short and long-term performance objectives while remaining competitive to attract, motivate, and retain the talent essential to our success. Our compensation programs are tailored to specific job groups to ensure market competitiveness and strengthen overall engagement.
Our benefits program offers flexibility, affordability, and meaningful support, enabling employees to choose options that best fit their lives and goals. Full-time employees have access to a comprehensive suite of benefits, including medical, dental, and vision coverage, flexible spending and health savings accounts, income protection plans, and retirement benefits through our 401(k) plan. We complement these with employee support programs, including mental health, life planning tools, and discount programs for fitness, legal services, and home, auto, and pet insurance. We continuously evaluate feedback from our team to refine and enhance our offerings, ensuring they reflect both the changing needs of our workforce and our dedication to fostering a positive, healthy work environment.
We are committed to providing safe self-storage facilities for both customers and employees. To uphold this commitment, we conduct monthly safety training at all properties and annual safety training at our corporate headquarters. In addition, we publicly disclose employee health and safety data in our annual Sustainability Report.
Training and Development
At Public Storage, we recognize that our people are the foundation of our success. To support their growth and engagement, we provide comprehensive training and development programs across all levels of the organization. These programs are designed to equip employees with the skills, tools, and knowledge essential for success, while promoting personal growth and supporting long-term career progression.
Most new hires join Public Storage as Property Managers without prior experience in the self-storage industry. To support their success, we provide a hands-on onboarding program that includes coaching and development. For employees joining in leadership roles, we offer property-level training designed to immerse them in daily operations and build a strong understanding of our business fundamentals.
Beyond onboarding, we provide extensive career development opportunities for existing employees, including management training programs that create pathways for advancement into leadership roles. Many of these programs leverage our online learning platform, which provides a wide range of courses and reference materials for continuous learning.
In addition to formal programs, we emphasize personalized development through one-on-one coaching, job shadowing, and mentoring opportunities, reinforcing our commitment to employee growth and engagement across all levels of the organization.

Performance Management and Succession Planning
Our performance management process is designed to foster collaboration between employees and their managers. Together, they plan, monitor, and review objectives and professional growth goals, establishing accountability for short and long-term goals aligned with the Company’s strategy. This continuous process provides regular opportunities for feedback and dialogue to support employee development.
Succession planning remains a priority for management and the Board, and is considered critical to ensuring business continuity and supporting long-term growth. Throughout the year, the executive team reviews the Company’s succession bench strength, evaluates talent, and recommends strategies to develop and prepare future leaders. This proactive approach to talent management is designed to provide employees with opportunities to grow beyond their current roles and responsibilities, strengthening our leadership pipeline and enhancing the Company’s long-term stability and adaptability.
Climate Change and Environmental Stewardship
We are committed to managing climate-related risks and opportunities. Our goal is to operate in a responsible and sustainable manner that aligns with our long-term corporate strategy and promotes our best interests along with those of our stakeholders, including our customers, investors, employees, and the communities in which we do business.
Our management Sustainability Committee guides our commitment to sustainability and has primary responsibility for climate-related activities. The Sustainability Committee reports to our Board and its committees, which oversee all of our sustainability initiatives.
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
We have established a greenhouse gas reduction goal which is described in our 2025 Sustainability Report, which is available on our website at publicstorage.com. The information contained on our website, including such report, is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.
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
Natural disasters, such as earthquakes, fires, hurricanes, drought, extreme temperatures and floods, terrorist attacks, civil unrest, and other events that damage our facilities or our tenants’ property, or that make our facilities temporarily unavailable, have in the past and may in the future adversely impact our business and financial results. Damage and business interruption losses could exceed the aggregate limits of our insurance coverage. In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance. See Note 16 to our December 31, 2025 consolidated financial statements for a description of the risks of losses that are not covered by third-party insurance contracts. Our exposure to these types of events is increased by potential tenant claims associated with our tenant reinsurance business. In addition, perceptions about the risk of property loss from these events could negatively impact self-storage demand.
Operating costs, including property taxes, could increase.
We could be subject to increases in property or other taxes, repair and maintenance costs, payroll, utility costs, insurance premiums, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, increases to minimum wage rates, supply chain disruptions, and changes to governmental safety and real estate use limitations and other governmental actions. Our property tax expense, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies and, accordingly, could be subject to substantial increases if such agencies change their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or geographies where we have a high concentration of facilities. See also “We have exposure to increased property tax in California” below.
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
Our self-storage facilities generate most of our revenue and earnings. Significant competition from self-storage operators, property developers, and other storage alternatives may adversely impact our ability to attract and retain customers and may negatively impact our ability to generate revenue. Competition in the local market areas in which many of our properties are located is significant and affects our occupancy levels, rental rates, and operating expenses, particularly advertising costs. There may be an increasing influx of capital from outside financing sources driving more money, development, and supply into the industry. Development of self-storage facilities may increase, which may intensify competition as newly developed facilities are opened. Development of self-storage facilities by other operators could increase, due to increases in availability of funds for investment or other reasons, and further intensify competition.
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
Interest rates remain elevated compared to recent years. As a result, if we issued new debt or preferred shares or refinanced our indebtedness, our debt service costs or preferred share dividend yields would likely be, based on current interest rates, significantly higher than current financing costs. Elevated interest rates also adversely impact the relative attractiveness of the dividend yield on our common shares. Increases in our cost of capital impact our assessment of the yields we consider appropriate to support pursuing property acquisition and development opportunities and thus can impact our external growth prospects. The degree and pace of these changes have had and may continue to have adverse macroeconomic effects that have and may continue to have adverse impacts on our tenants, including as a result of economic recession, increased unemployment, and increased financing costs. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
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
•risk of illness or death of our employees or tenants;
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
•risk that we could experience a change in the move-out patterns of our long-term tenants due to economic uncertainty and increases in unemployment, which could lead to lower occupancies and rent “roll down” as long-term tenants are replaced with new tenants at lower rates; and
•risk of negative impacts on the cost and availability of debt and equity capital, which could have a material impact upon our capital and growth plans.
Local, state, and federal governments have and may in the future adopt regulations that could adversely impact our operations.
Local, state, and federal governments have and may in the future adopt regulations that could adversely impact our operations, including in response to natural disasters and public health crises. For example, in response to wildfires in 2018, 2019, and early 2025 and floods in 2023, the State of California and some localities in California adopted temporary regulations that imposed certain limits on the rents we could charge at certain of our facilities and the extent to which we could increase rents to existing tenants. Similarly, in response to the COVID-19 pandemic, certain localities adopted restrictions on the use of certain of our facilities, limited our ability to increase rents, limited our ability to collect rent or evict delinquent tenants, and limited our ability to complete development and redevelopment projects. California and other jurisdictions have also adopted regulations restricting our operations relating to pricing methodologies, restrictions on fees, procedures for selling stored property of delinquent tenants, marketing restrictions related to price changes and promotional rates, zoning restrictions and other matters. Similar restrictions could be imposed in the future, including in response to significant events and these restrictions could adversely impact our operations.
Our marketing and pricing strategies may fail to be effective or may be constrained by factors outside of our control.
Marketing initiatives, including our increasing dependence on Google to source customers, may fail to be effective and could negatively impact financial performance. More than half of our new storage customers in 2025 were sourced directly or indirectly through “unpaid” search and “paid” search campaigns on Google. We believe that the vast majority of customers searching for self-storage use Google at some stage in their shopping experience. Google is providing tools to allow smaller and less sophisticated operators to bid for search terms, increasing competition for self-storage search terms. The predominance of Google in the shopping experience, as well as Google’s enabling of additional competitors to bid for placements in self-storage search terms, may reduce the number of new customers that we can procure, and/or increase our costs to obtain new customers.
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
Our use of or failure to adopt advancements in information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.
Our use of or inability to safely and effectively adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate, achieve efficiencies, or improve the customer experience; or adversely impact our business, reputation, results of operations, and financial condition. For example, we have begun to utilize artificial intelligence technologies in various aspects of our business, which are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks.
Legislative and regulatory activity related to information technology, including related to privacy, may also result in new laws that are applicable to us and that may hinder our business, including by restricting our use of customer data or otherwise regulating the use of algorithms and automated processing in ways that could materially affect our business or lead to significant increases in the cost of compliance. In addition, the use of emerging technologies, including artificial intelligence, entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; quality control related to artificial intelligence outputs; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative consumer perceptions as to automation and artificial intelligence; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results. Although we have adopted policies with respect to these risks, including related to the development, deployment and monitoring of artificial intelligence tools, we cannot be certain that such policies will be effective.
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
If we fail to successfully execute our recent leadership succession, we may struggle to effectively execute our strategic plan.
We recently announced leadership changes, including a change in our Chairman of the Board, our President and Chief Executive Officer and our Chief Financial Officer. Although these changes were made pursuant to the Board’s succession planning efforts, there is no guarantee that the transition to new leadership will be executed successfully. Failure to successfully implement these successions may result in disruptions in the execution of our strategic plan. Failure to successfully implement future succession plans for other key employees may leave us vulnerable to retirements and turnover.

We may be harmed if we fail to protect our intellectual property adequately.
We maintain a portfolio of trademarks and trade dress that we believe are fundamental to the success of the Public Storage® brand. While we actively seek to enforce and protect our rights, failure to adequately protect our rights could lead to loss of such trademark and trade dress protection. We also own and may seek to protect other intellectual property, such as propriety systems, processes, data, and other trade secrets that we have collected and developed in the course of operating our business and that we believe provides us with various competitive advantages. Our protections could be inadequate or we could lose rights to our other intellectual property and trade secrets. Competitor use of our trademarks and trade names could lead to likelihood of confusion, tarnishment of our brand, and loss of legal protection for our marks.
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
We may record losses as a result of the bankruptcy, insolvency, or other credit failure of the borrowers under our bridge lending financing program. In that case, our revenues and results of operations may be materially and adversely impacted.
Although we conduct due diligence and aim to carefully evaluate the risks associated with this debt and other investments, we could incur losses from our lending decisions, which includes subjective and complex judgments and forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to operate their business and/or make all required payments. For example, volatility of the capital and credit markets, increased interest rates, lower demand for self-storage and general economic conditions may adversely affect the solvency, creditworthiness or operations of our borrowers. If our forecasts prove incorrect, or if any of our borrowers fail to perform as expected, we may incur losses from these bridge loans which could have a material adverse effect on our operating revenue and results of operations.
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
Public Storage is a holding company with no direct operations, and it relies on funds received from PSA OP and PSOC to pay its obligations and make distributions to shareholders
Public Storage is a holding company with no direct operations. All of Public Storage’s property ownership, development, and related business operations are conducted through PSOC (which is wholly-owned by PSA OP) and Public Storage has no material assets or liabilities other than its investment in PSA OP. As a result, Public Storage relies on distributions from PSA OP, which in turn relies on distributions from PSOC, to make common and preferred share dividend payments. Although Public Storage exercises control over PSA OP and PSOC, including the authority to cause PSA OP and PSOC to make distributions, in connection with our future acquisition activities or otherwise, PSA OP may issue additional units of limited partnership to third parties, and these limited partners may negotiate for certain rights. In addition, because Public Storage is a holding company, shareholder claims are structurally subordinated to all existing and future liabilities of PSA OP and PSOC and their subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of PSA OP or PSOC, or their subsidiaries, assets of PSA OP or PSOC or the applicable subsidiary will be available to satisfy any claims of our shareholders only after such liabilities and obligations have been satisfied in full.
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
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trusts, or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate but, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of the stock of REITs, including our stock.
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
We maintain an “at the market” offering program under which we may enter into forward sale agreements from time to time to sell common shares and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Securities Exchange Act of 1934, as amended. Although we believe that any amount received by us in exchange for our common shares would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.
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
Cybersecurity Risks
As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including known third-party provider incidents, during any of the prior three fiscal years. However, there can be no assurance that our security efforts and measures, and those of our third-party providers, will be effective or that attempted security incidents or disruptions would not be successful or damaging. See “Item 1A–Risk Factors–If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.”

ITEM 2.    Properties
At December 31, 2025, we had controlling ownership interests in 3,171 self-storage facilities located in 40 states within the U.S.:

	December 31, 2025
	Number of Storage Facilities	Net Rentable Square Feet (in thousands)

Texas	477	40,549
California	450	32,829
Florida	392	27,501
Georgia	136	9,179
Illinois	139	9,041
North Carolina	114	8,408
Maryland	107	8,058
Virginia	122	7,959
Washington	107	7,726
Colorado	93	6,777
South Carolina	88	5,606
Minnesota	68	5,535
New York	74	5,328
New Jersey	72	4,905
Ohio	68	4,643
Michigan	62	4,443
Arizona	60	4,329
Tennessee	58	3,726
Oklahoma	51	3,721
Indiana	54	3,572
Missouri	44	2,910
Pennsylvania	38	2,795
Oregon	46	2,659
Nevada	34	2,548
Massachusetts	31	2,129
Kansas	24	1,533
Other states (14 states)	162	11,030
Total (a)	3,171	229,439
(a)See Schedule III: Real Estate and Accumulated Depreciation in our consolidated financial statements included in this Annual Report on Form 10-K, for a summary of land, building, accumulated depreciation, square footage, and number of properties by market.
At December 31, 2025, two of our facilities with a net book value of $10.8 million were encumbered by an aggregate of $1.6 million in mortgage notes payable.

The configuration of self-storage facilities has evolved over time. The oldest facilities are comprised generally of multiple single-story buildings, and have on average approximately 500 primarily “drive up” spaces per facility, and a small rental office. Recently constructed facilities have higher density footprints with large, multi-story buildings with climate control and typically 1,000 or more self-storage spaces, and a prominent and large rental office designed to appeal to customers as an attractive and retail-focused “store.” Our self-storage portfolio includes facilities with characteristics of the oldest facilities, characteristics of the most recently constructed facilities, and those with characteristics of both older and recently constructed facilities. Most spaces have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.
ITEM 3.    Legal Proceedings
For a description of the Company’s legal proceedings, see “Note 16. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares of beneficial interest (NYSE: PSA) have been listed on the NYSE since October 19, 1984. As of February 5, 2026, there were approximately 8,644 holders of record of our common shares.
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. Our common share repurchase program does not have an expiration date, and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of December 31, 2025. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended December 31, 2025, we did not repurchase any of our common shares. From the inception of the repurchase program through February 12, 2026, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares. The timing, manner, price and amount of any future common share repurchases will be dependent upon a number of factors, including our available capital, investment alternatives, economic conditions, applicable legal requirements, and the trading price of our common shares.
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
During 2025, revenues generated by our Same Store Facilities remained relatively unchanged, as compared to 2024, while Same Store cost of operations increased by 1.8% ($16.6 million). Softness in demand for our storage space has led to lower move-in rental rates for new tenants and lower average occupancy in 2025 as compared to 2024. Existing customers behavior was strong in 2025 with fewer move-outs and lower delinquencies allowing for rental rate increases to tenants over their tenancy.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2023, we acquired a total of 273 facilities with 19.9 million net rentable square feet for $3.9 billion. Within our Non-Same Store portfolio (as defined below) as of December 31, 2025, our Newly Developed and Expanded Facilities include a total of 111 self-storage facilities with 13.3 million net rentable square feet. For development and expansions completed by December 31, 2025, we incurred a total cost of $1.7 billion. During 2025, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 25.6% ($59.5 million), as compared to 2024.
We have embarked on a solar program under which we plan to install solar panels on over 1,600 of our self-storage facilities. We have completed the installations on 1,191 facilities through December 31, 2025. We spent approximately $71 million on the program in 2025, and expect to spend approximately $60 million in 2026 on this effort.
During 2025, PSOC completed public offerings of $875 million aggregate principal amount of senior notes in various tranches and maturities and €425 million of senior notes due 2034. PSOC also repaid at maturity $400 million aggregate principal amount of floating rate senior notes and €242 million aggregate principal amount of senior notes. We plan to use the remaining proceeds for general corporate purposes, including to make investments in self-storage facilities.

Results of Operations
Operating Results for 2025 and 2024
In 2025, net income allocable to our common shareholders was $1.6 billion or $9.01 per diluted common share, compared to $1.9 billion or $10.64 per diluted common share in 2024, representing a decrease of $287.1 million or $1.63 per diluted common share. The decrease was due primarily to (i) a $317.8 million increase in foreign currency exchange losses, (ii) a $22.1 million increase in depreciation and amortization expense (iii) a $17.1 million increase in interest expense, partially offset by (iv) a $53.1 million increase in self-storage net operating income and (v) a $23.4 million increase in ancillary net operating income.
The $53.1 million increase in self-storage net operating income in 2025 as compared to 2024 was a result of a $68.4 million increase attributable to our Non-Same Store Facilities, partially offset by a $15.3 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities remained relatively unchanged in 2025 as compared to 2024, due primarily to higher realized annual rent per occupied square foot partially offset by a decline in average occupancy. Cost of operations for the Same Store Facilities increased by 1.8% or $16.6 million in 2025 as compared to 2024, due primarily to increased property tax expense and indirect cost of operation partially offset by decreased marketing expenses and on-site property manager payroll expense. The increase in net operating income of $68.4 million for the Non-Same Store Facilities was due primarily to the impact of facilities acquired in 2025 and 2024.
Operating Results for 2024 and 2023
In 2024, net income allocable to our common shareholders was $1.9 billion or $10.64 per diluted common share, compared to $1.9 billion or $11.06 per diluted common share in 2023, representing a decrease of $76.1 million or $0.42 per diluted common share. The decrease was due primarily to (i) an $159.7 million increase in depreciation and amortization expense, (ii) an $86.3 million increase in interest expense, (iii) a $26.0 million increase in general and administrative expense, (iv) an $18.4 million decrease in interest and other income, partially offset by (v) an $153.4 million increase in foreign currency exchange gains primarily associated with our Euro denominated notes payable and (vi) a $61.6 million increase in self-storage net operating income.
The $61.6 million increase in self-storage net operating income in 2024 as compared to 2023 was a result of a $103.4 million increase attributable to our Non-Same Store Facilities, partially offset by a $41.8 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased 0.6% or $22.7 million in 2024 as compared to 2023, due primarily to a decline in occupancy. Cost of operations for the Same Store Facilities increased by 2.1% or $19.1 million in 2024 as compared to 2023, due primarily to increased property tax expense, marketing expense, and repairs and maintenance expense, partially offset by decreased indirect cost of operations, utility expenses and on-site property manager payroll expense. The increase in net operating income of $103.4 million for the Non-Same Store Facilities was due primarily to the impact of facilities acquired in 2024 and 2023.

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
For the year ended December 31, 2025, FFO was $15.81 per diluted common share as compared to $17.19 and $16.60 per diluted common share for the years ended December 31, 2024 and 2023, respectively, representing a decrease in 2025 of 8.0%, or $1.38 per diluted common share, as compared to 2024.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of corporate transformation costs, loss contingencies, due diligence costs incurred in pursuit of strategic transactions, realized or unrealized gain or loss on private equity investments, income tax benefits from the sale of solar tax credits, a cash and stock hiring bonus for a new senior executive and amortization of acquired non real estate-related intangibles. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Percentage Change	2024	2023	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$1,585,585	$1,872,685	(15.3)%	$1,872,685	$1,948,741	(3.9)%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	1,140,377	1,117,752		1,117,752	962,703
Real estate-related depreciation from unconsolidated real estate investment	59,470	44,181		44,181	36,769
Real estate-related depreciation allocated to noncontrolling interests, restricted share unitholders and unvested LTIP unitholders	(8,216)	(7,167)		(7,167)	(6,635)
Impairment write-down of real estate investments	4,348	—		—	—
Gains on sale of real estate investments, including our equity share from investment	(1,113)	(1,537)		(1,537)	(17,290)
FFO allocable to common shares	$2,780,451	$3,025,914	(8.1)%	$3,025,914	$2,924,288	3.5%
Eliminate items excluded from Core FFO:
Adjustments to G&A Expense:
Contingency reserve	290	3,300		3,300	—
Corporate transformation costs	4,875	—		—	—
Transaction costs	3,146	—		—	—
Hiring bonus for a new senior executive	—	3,507		3,507	—
Other Non-Core Adjustments:
Foreign currency exchange (gain) loss	215,583	(102,244)		(102,244)	51,197
Unrealized (gain) loss on private equity investments	(3,859)	(4,355)		(4,355)	(2,817)
Income tax provision (benefit)	(15,847)	—		—	—
Other items	850	8,946		8,946	3,264
Core FFO allocable to common shares	$2,985,489	$2,935,068	1.7%	$2,935,068	$2,975,932	(1.4)%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$9.01	$10.64	(15.3)%	$10.64	$11.06	(3.8)%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	6.78	6.56		6.56	5.64
Impairment write-down of real estate investments	0.03	—		—	—
Gains on sale of real estate investments, including our equity share from investment	(0.01)	(0.01)		(0.01)	(0.10)
FFO per share	$15.81	$17.19	(8.0)%	$17.19	$16.60	3.6%
Eliminate amounts per share excluded from Core FFO:
Adjustments to G&A Expense:
Contingency reserve	—	0.02		0.02	—
Corporate transformation costs	0.03	—		—	—
Transaction costs	0.02	—		—	—
Hiring bonus for a new senior executive	—	0.02		0.02	—
Other Non-Core Adjustments:
Foreign currency exchange (gain) loss	1.23	(0.58)		(0.58)	0.29
Unrealized (gain) loss on private equity investments	(0.02)	(0.02)		(0.02)	(0.02)
Income tax provision (benefit)	(0.09)	—		—	—
Other items	(0.01)	0.04		0.04	0.02
Core FFO per share	$16.97	$16.67	1.8%	$16.67	$16.89	(1.3)%

Diluted weighted average common shares	175,902	176,038		176,038	176,143

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,565 facilities that we have owned and operated on a stabilized basis since January 1, 2023 (the “Same Store Facilities”), (ii) 273 facilities we acquired since January 1, 2023 (the “Acquired Facilities”), (iii) 111 facilities that have been newly developed or expanded, or that had commenced expansion by December 31, 2025 (the “Newly Developed and Expanded Facilities”), and (iv) 222 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2023 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Newly Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 15 to our December 31, 2025 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
	2025	2024	Percentage Change	2024	2023	Percentage Change

	(Dollar amounts and square footage in thousands)
Revenues (b):
Same Store Facilities	$3,764,833	$3,763,553	—%	$3,763,553	$3,786,251	(0.6)%
Acquired Facilities	246,669	185,924	32.7%	185,924	55,487	235.1%
Newly Developed and Expanded Facilities	183,022	160,615	14.0%	160,615	143,989	11.5%
Other Non-Same Store Facilities	294,889	285,901	3.1%	285,901	273,886	4.4%
Total revenues	4,489,413	4,395,993	2.1%	4,395,993	4,259,613	3.2%

Cost of operations (b):
Same Store Facilities	935,918	919,334	1.8%	919,334	900,190	2.1%
Acquired Facilities	79,167	61,068	29.6%	61,068	19,922	206.5%
Newly Developed and Expanded Facilities	58,383	52,810	10.6%	52,810	43,372	21.8%
Other Non-Same Store Facilities	103,570	103,508	0.1%	103,508	98,466	5.1%
Total cost of operations	1,177,038	1,136,720	3.5%	1,136,720	1,061,950	7.0%

Net operating income (a):
Same Store Facilities	2,828,915	2,844,219	(0.5)%	2,844,219	2,886,061	(1.4)%
Acquired Facilities	167,502	124,856	34.2%	124,856	35,565	251.1%
Newly Developed and Expanded Facilities	124,639	107,805	15.6%	107,805	100,617	7.1%
Other Non-Same Store Facilities	191,319	182,393	4.9%	182,393	175,420	4.0%
Total net operating income	3,312,375	3,259,273	1.6%	3,259,273	3,197,663	1.9%

Depreciation and amortization expense:
Same Store Facilities	705,278	711,978	(0.9)%	711,978	690,644	3.1%
Acquired Facilities	220,053	206,319	6.7%	206,319	72,848	183.2%
Newly Developed and Expanded Facilities	69,482	53,719	29.3%	53,719	40,458	32.8%
Other Non-Same Store Facilities	157,027	157,750	(0.5)%	157,750	166,106	(5.0)%
Total depreciation and amortization	1,151,840	1,129,766	2.0%	1,129,766	970,056	16.5%

Net income (loss):
Same Store Facilities	2,123,637	2,132,241	(0.4)%	2,132,241	2,195,417	(2.9)%
Acquired Facilities	(52,551)	(81,463)	(35.5)%	(81,463)	(37,283)	118.5%
Newly Developed and Expanded Facilities	55,157	54,086	2.0%	54,086	60,159	(10.1)%
Other Non-Same Store Facilities	34,292	24,643	39.2%	24,643	9,314	164.6%
Total net income	$2,160,535	$2,129,507	1.5%	$2,129,507	$2,227,607	(4.4)%

Number of facilities at period end:
Same Store Facilities	2,565	2,565	—%	2,565	2,565	—%
Acquired Facilities	273	186	46.8%	186	164	13.4%
Newly Developed and Expanded Facilities	111	99	12.1%	99	92	7.6%
Other Non-Same Store Facilities	222	223	(0.4)%	223	223	—%
Total number of facilities at the period end	3,171	3,073	3.2%	3,073	3,044	1.0%
Net rentable square footage at period end:
Same Store Facilities	175,349	175,349	—%	175,349	175,349	—%
Acquired Facilities	19,893	13,733	44.9%	13,733	12,067	13.8%
Newly Developed and Expanded Facilities	13,313	11,155	19.3%	11,155	9,471	17.8%
Other Non-Same Store Facilities	20,884	21,043	(0.8)%	21,043	21,184	(0.7)%
Total net rentable square footage at period end	229,439	221,280	3.7%	221,280	218,071	1.5%

(a)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 15 to our December 31, 2025 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2023. Our Same Store Facilities increased from 2,507 facilities at December 31, 2024 to 2,565 at December 31, 2025. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2023, 2024, and 2025 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,565 facilities (175.3 million net rentable square feet) that represent approximately 76% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2025. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other Non-Same Store Facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,565 facilities)

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change (e)	2024	2023	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$3,636,192	$3,633,672	0.1%	$3,633,672	$3,657,303	(0.6)%
Late charges and administrative fees	128,641	129,881	(1.0)%	129,881	128,948	0.7%
Total revenues	3,764,833	3,763,553	—%	3,763,553	3,786,251	(0.6)%

Direct cost of operations (a):
Property taxes	378,266	359,212	5.3%	359,212	342,821	4.8%
On-site property manager payroll	129,254	136,124	(5.0)%	136,124	140,757	(3.3)%
Repairs and maintenance	78,046	77,000	1.4%	77,000	70,804	8.8%
Utilities	49,633	49,144	1.0%	49,144	51,307	(4.2)%
Marketing	83,285	87,088	(4.4)%	87,088	77,004	13.1%
Other direct property costs	101,889	101,725	0.2%	101,725	100,942	0.8%
Total direct cost of operations	820,373	810,293	1.2%	810,293	783,635	3.4%
Direct net operating income (b)	2,944,460	$2,953,260	(0.3)%	$2,953,260	$3,002,616	(1.6)%
Indirect cost of operations (a)	(115,545)	(109,041)	6.0%	(109,041)	(116,555)	(6.4)%
Net operating income	2,828,915	2,844,219	(0.5)%	2,844,219	2,886,061	(1.4)%
Depreciation and amortization expense	(705,278)	(711,978)	(0.9)%	(711,978)	(690,644)	3.1%
Net income	2,123,637	$2,132,241	(0.4)%	$2,132,241	$2,195,417	(2.9)%

Gross margin (before indirect costs, depreciation and amortization expense)	78.2%	78.5%	(0.3)%	78.5%	79.3%	(0.8)%

Gross margin (before depreciation and amortization expense)	75.1%	75.6%	(0.5)%	75.6%	76.2%	(0.6)%

Weighted average for the period:
Square foot occupancy	92.0%	92.4%	(0.4)%	92.4%	92.9%	(0.5)%

Realized annual rental income per (c):
Occupied square foot	$22.54	$22.43	0.5%	$22.43	$22.44	—%
Available square foot	$20.74	$20.72	0.1%	$20.72	$20.85	(0.6)%

At December 31:
Square foot occupancy	91.0%	90.5%	0.5%	90.5%	91.2%	(0.7)%
Annual contract rent per occupied square foot (d)	$22.55	$22.72	(0.7)%	$22.72	$22.61	0.5%

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
We typically increase rental rates to our long-term tenants (generally, those who have been with us for at least five months) every six to twelve months. As a result, the number of long-term tenants we have in our facilities is an important factor in our revenue growth. The level of rate increases to long-term tenants is based upon evaluating the additional revenue from the increase against the negative impact of incremental move-outs, by considering tenants’ in-place rent and prevailing market rents, among other factors.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Revenues generated by our Same Store Facilities remained relatively unchanged compared to 2024, due primarily to a 0.5% increase in realized annual rent per occupied square foot partially offset by a 0.4% decrease in average occupancy.
The increase in realized annual rent per occupied square foot in 2025 as compared to 2024 was due to cumulative rate increases to existing long-term tenants over the past twelve months partially offset by a decrease in average rates per square foot charged to new tenants moving in over the same period.
The weighted average square foot occupancy for our Same Store Facilities was 92.0% for 2025, representing a decrease of 0.4%, as compared to 2024, due to softening of demand. In response, we lowered move-in rental rates to stimulate move-in activity at our facilities in 2025 as compared to 2024.
Move-out activities from our tenants were lower in 2025 as compared to 2024. More than half of our tenants have rented their space for longer than a year at December 31, 2025, which supported our revenue growth from existing long-term tenants.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Revenues generated by our Same Store Facilities decreased 0.6% in 2024 as compared to 2023, due primarily to a 0.5% decrease in average occupancy.

The weighted average square foot occupancy for our Same Store Facilities was 92.4% for 2024, representing a decrease of 0.5%, as compared to 2023, due to softening customer demand. In response, we lowered move-in rental rates and increased advertising spending to stimulate move-in activity at our facilities in 2024 as compared to 2023.
Move-out activities from our tenants were lower in 2024 as compared to 2023. More than half of our tenants have rented their space for longer than a year at December 31, 2024, which supported our revenue growth from existing long-term tenants.
Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for tenants moving in and moving out during the years ended December 31, 2025, 2024, and 2023. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of tenants moving in who receive the discount.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change

	(Amounts in thousands, except for per square foot amounts)

Tenants moving in during the period:
Average annual contract rent per square foot	$12.80	$13.69	(6.5)%	$13.69	$15.50	(11.7)%
Square footage	124,363	123,937	0.3%	123,937	125,160	(1.0)%
Contract rents gained from move-ins	$1,591,846	$1,696,698	(6.2)%	$1,696,698	$1,939,980	(12.5)%
Promotional discounts given	$56,868	$63,904	(11.0)%	$63,904	$66,031	(3.2)%

Tenants moving out during the period:
Average annual contract rent per square foot	$20.30	$20.59	(1.4)%	$20.59	$21.06	(2.2)%
Square footage	123,569	125,101	(1.2)%	125,101	126,491	(1.1)%
Contract rents lost from move-outs	$2,508,451	$2,575,830	(2.6)%	$2,575,830	$2,663,900	(3.3)%
We expect industry-wide demand from new tenants in 2026 to be similar to 2025, across a diverse set of markets, subject to potential adverse effects from evolving political and macroeconomic uncertainty, including changes in trade policy and new tariffs, pricing restrictions and microeconomic uncertainty. As a result, we expect Same Store Facilities revenues in 2026 to be modestly below those earned in 2025.
Late Charges and Administrative Fees
Late charges and administrative fees decreased 1.0% in 2025 and increased 0.7% in 2024, respectively, in each case as compared to the previous year. The decrease in 2025 was due primarily to lower late charges on delinquent accounts due to lower customer delinquency rates. The increase in 2024 was due primarily to higher late charges and lien fees collected on delinquent accounts.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 1.8% and 2.1% in 2025 and 2024, respectively, in each case as compared to the previous year. The increase in 2025 was due primarily to increased property tax expense and indirect cost of operations, partially offset by decreased on-site property manager payroll expense and marketing expense. The increase in 2024 was due primarily to increased property tax expense, repairs and maintenance expense and marketing expense partially offset by decreased on-site property manager payroll expense, utilities expense and indirect cost of operations.
Property tax expense increased 5.3% and 4.8% in 2025 and 2024, respectively, in each case as compared to the previous year, as a result of higher assessed values. We expect property tax expense to grow in 2026 due primarily to higher assessed values.

On-site property manager payroll expense decreased 5.0% and 3.3% in 2025 and 2024, respectively, in each case as compared to the previous year. The decreases in each year were primarily due to reduction in labor hours driven by the continued implementation of dynamic staffing models based on customer activity levels. We expect on-site property manager payroll expense to decrease in 2026 as compared to 2025 as we continue to enhance operational processes.
Repairs and maintenance expense increased 1.4% and 8.8% in 2025 and 2024, respectively, in each case as compared to the previous year. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Our utility expense consists primarily of electricity costs, which are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utility expense increased 1.0% in 2025 and decreased 4.2% in 2024 as compared to the previous year, due primarily to our investment in energy saving technology such as solar power and LED lights, which generate favorable returns on investment in the form of lower utility usage, partially offset by increased utility rates in 2025. We expect lower electricity consumption in 2026 as a result of our continued investment in solar power.
Marketing expense includes internet advertising we utilize through our online paid search programs and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, internet advertising can increase or decrease significantly in the short-term. Our marketing expense decreased by 4.4% in 2025 and increased by 13.1% in 2024 as compared to the previous year. The decrease in 2025 was primarily due to realized cost efficiencies on our online paid search programs utilized to attract new tenants. The increase in 2024 was primarily due to utilizing a higher volume of online paid search programs to attract new tenants. We plan to continue to use internet advertising and other advertising channels to support move-in volumes in 2026.
Indirect Cost of Operations represents costs related to our supervisory payroll, centralized management costs, and share-based compensation. Indirect Cost of Operations increased 6.0% in 2025 and decreased 6.4% in 2024 as compared to the previous year primarily related to changes in the administrative and cash compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives. The increase in 2025 was primarily driven by increases in personnel-related costs. The decrease in 2024 was primarily driven by achievement of economies of scale from recent acquisitions with centralized management costs allocated over a broader number of self-storage facilities including Non-Same Store Facilities.

Analysis of Market Trends
The following tables set forth selected market trends in our Same Store Facilities:
Same Store Facilities Operating Trends by Market

	As of December 31, 2025		Year Ended December 31,
			Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
	Number of Facilities	Square Feet (millions)	2025	2024	Change (a)	2025	2024	Change (a)	2025	2024	Change (a)
Los Angeles	217	15.8	$35.76	$36.17	(1.1)%	94.8%	94.6%	0.2%	$33.91	$34.23	(0.9)%
San Francisco	130	8.0	33.66	32.69	3.0%	94.0%	94.3%	(0.3)%	31.63	30.81	2.7%
New York	90	6.6	32.97	32.33	2.0%	93.2%	93.6%	(0.4)%	30.72	30.25	1.6%
Washington DC	109	7.3	27.48	26.92	2.1%	93.2%	92.8%	0.4%	25.62	24.97	2.6%
Miami	85	6.3	30.07	29.86	0.7%	92.6%	93.3%	(0.7)%	27.84	27.87	(0.1)%
Seattle-Tacoma	95	6.7	26.66	25.76	3.5%	92.2%	92.8%	(0.6)%	24.59	23.90	2.9%
Dallas-Ft. Worth	136	10.2	17.41	18.23	(4.5)%	89.5%	89.2%	0.3%	15.59	16.26	(4.1)%
Houston	128	10.4	16.97	16.76	1.3%	90.2%	91.7%	(1.5)%	15.32	15.36	(0.3)%
Chicago	132	8.4	21.13	20.49	3.1%	92.7%	92.9%	(0.2)%	19.60	19.03	3.0%
Atlanta	107	7.1	16.10	17.30	(6.9)%	88.5%	88.2%	0.3%	14.25	15.27	(6.7)%
West Palm Beach	42	3.3	25.80	25.78	0.1%	91.5%	92.5%	(1.0)%	23.61	23.83	(0.9)%
Orlando-Daytona	72	4.6	18.66	18.73	(0.4)%	89.9%	91.6%	(1.7)%	16.78	17.16	(2.2)%
Philadelphia	60	3.9	20.52	20.62	(0.5)%	92.7%	92.7%	—%	19.02	19.11	(0.5)%
Baltimore	40	2.9	23.40	23.55	(0.6)%	93.0%	92.4%	0.6%	21.77	21.75	0.1%
San Diego	22	2.1	30.51	29.79	2.4%	93.9%	94.3%	(0.4)%	28.64	28.10	1.9%
Charlotte	57	4.4	15.79	15.99	(1.3)%	89.8%	91.3%	(1.5)%	14.18	14.60	(2.9)%
Denver	60	4.1	19.27	19.30	(0.2)%	91.6%	91.8%	(0.2)%	17.66	17.72	(0.3)%
Tampa	56	3.7	19.32	18.78	2.9%	91.2%	91.7%	(0.5)%	17.62	17.22	2.3%
Phoenix	45	3.1	19.34	19.76	(2.1)%	91.8%	92.2%	(0.4)%	17.75	18.22	(2.6)%
Detroit	43	3.1	18.21	17.96	1.4%	92.7%	92.8%	(0.1)%	16.88	16.67	1.3%
Boston	27	1.9	28.94	28.46	1.7%	93.7%	93.8%	(0.1)%	27.12	26.69	1.6%
Honolulu	11	0.8	55.26	53.21	3.9%	95.6%	96.1%	(0.5)%	52.82	51.11	3.3%
Portland	44	2.3	21.74	21.28	2.2%	92.3%	93.0%	(0.7)%	20.06	19.79	1.4%
Minneapolis/St. Paul	50	3.5	16.84	16.46	2.3%	93.1%	92.2%	0.9%	15.68	15.17	3.4%
Sacramento	34	2.0	21.70	21.65	0.2%	92.8%	93.6%	(0.8)%	20.13	20.27	(0.7)%
All other markets	673	42.8	16.28	16.22	0.4%	91.5%	92.2%	(0.7)%	14.90	14.95	(0.3)%
Totals	2,565	175.3	$22.54	$22.43	0.5%	92.0%	92.4%	(0.4)%	$20.74	$20.72	0.1%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2025	2024	Change	2025	2024	Change	2025	2024	Change	2025	2024	Change
Los Angeles	$548,557	$553,831	(1.0)%	$72,586	$70,632	2.8%	$10,234	$10,395	(1.5)%	$465,737	$472,804	(1.5)%
San Francisco	259,617	253,191	2.5%	39,776	39,403	0.9%	6,067	5,631	7.7%	213,774	208,157	2.7%
New York	210,339	207,047	1.6%	51,929	50,679	2.5%	4,900	4,374	12.0%	153,510	151,994	1.0%
Washington DC	193,133	188,317	2.6%	40,138	37,760	6.3%	5,239	5,064	3.5%	147,756	145,493	1.6%
Miami	180,102	180,326	(0.1)%	39,308	41,001	(4.1)%	3,825	3,756	1.8%	136,969	135,569	1.0%
Seattle-Tacoma	167,980	163,282	2.9%	30,324	32,503	(6.7)%	4,511	4,159	8.5%	133,145	126,620	5.2%
Dallas-Ft. Worth	165,380	172,947	(4.4)%	43,782	42,253	3.6%	5,970	5,237	14.0%	115,628	125,457	(7.8)%
Houston	167,013	167,654	(0.4)%	45,869	45,486	0.8%	5,854	5,358	9.3%	115,290	116,810	(1.3)%
Chicago	170,409	165,443	3.0%	66,834	62,466	7.0%	5,761	5,355	7.6%	97,814	97,622	0.2%
Atlanta	106,706	114,192	(6.6)%	25,377	27,458	(7.6)%	4,863	4,485	8.4%	76,466	82,249	(7.0)%
West Palm Beach	80,016	80,834	(1.0)%	17,655	17,989	(1.9)%	1,959	2,056	(4.7)%	60,402	60,789	(0.6)%
Orlando-Daytona	79,710	81,508	(2.2)%	17,441	17,472	(0.2)%	3,156	3,062	3.1%	59,113	60,974	(3.1)%
Philadelphia	77,093	77,485	(0.5)%	19,553	17,709	10.4%	2,626	2,576	1.9%	54,914	57,200	(4.0)%
Baltimore	66,939	66,842	0.1%	13,777	13,495	2.1%	1,771	1,646	7.6%	51,391	51,701	(0.6)%
San Diego	60,398	59,325	1.8%	9,369	9,433	(0.7)%	1,074	1,189	(9.7)%	49,955	48,703	2.6%
Charlotte	65,692	67,639	(2.9)%	13,541	13,618	(0.6)%	2,445	2,210	10.6%	49,706	51,811	(4.1)%
Denver	75,994	76,279	(0.4)%	23,813	24,163	(1.4)%	2,589	2,452	5.6%	49,592	49,664	(0.1)%
Tampa	68,548	67,163	2.1%	16,674	16,763	(0.5)%	2,384	2,232	6.8%	49,490	48,168	2.7%
Phoenix	58,033	59,634	(2.7)%	11,007	11,977	(8.1)%	1,897	1,999	(5.1)%	45,129	45,658	(1.2)%
Detroit	54,940	54,286	1.2%	11,722	10,397	12.7%	1,949	1,738	12.1%	41,269	42,151	(2.1)%
Boston	52,112	51,264	1.7%	11,583	11,405	1.6%	1,283	1,264	1.5%	39,246	38,595	1.7%
Honolulu	43,398	41,949	3.5%	5,797	5,674	2.2%	630	520	21.2%	36,971	35,755	3.4%
Portland	48,472	47,881	1.2%	9,816	9,655	1.7%	1,779	1,781	(0.1)%	36,877	36,445	1.2%
Minneapolis/St. Paul	56,238	54,397	3.4%	17,528	17,255	1.6%	2,184	1,935	12.9%	36,526	35,207	3.7%
Sacramento	40,917	41,240	(0.8)%	7,185	6,612	8.7%	1,479	1,424	3.9%	32,253	33,204	(2.9)%
All other markets	667,097	669,597	(0.4)%	157,989	157,035	0.6%	29,116	27,143	7.3%	479,992	485,419	(1.1)%
Totals	$3,764,833	$3,763,553	—%	$820,373	$810,293	1.2%	$115,545	$109,041	6.0%	$2,828,915	$2,844,219	(0.5)%

Same Store Facilities Operating Trends by Market (Continued)

	As of December 31, 2024		Year Ended December 31,
			Realized Rent per Occupied Square Foot			Average Occupancy			Realized Rent per Available Square Foot
	Number of Facilities	Square Feet (millions)	2024	2023	Change (a)	2024	2023	Change (a)	2024	2023	Change (a)
Los Angeles	217	15.8	$36.17	$35.91	0.7%	94.6%	95.4%	(0.8)%	$34.23	$34.24	—%
San Francisco	130	8.0	32.69	32.22	1.5%	94.3%	94.3%	—%	30.81	30.38	1.4%
New York	90	6.6	32.33	32.13	0.6%	93.6%	93.3%	0.3%	30.25	29.98	0.9%
Washington DC	109	7.3	26.92	26.62	1.1%	92.8%	91.7%	1.1%	24.97	24.40	2.3%
Miami	85	6.3	29.86	29.90	(0.1)%	93.3%	93.7%	(0.4)%	27.87	28.00	(0.5)%
Seattle-Tacoma	95	6.7	25.76	25.90	(0.5)%	92.8%	92.4%	0.4%	23.90	23.94	(0.2)%
Dallas-Ft. Worth	136	10.2	18.23	18.10	0.7%	89.2%	91.6%	(2.4)%	16.26	16.57	(1.9)%
Houston	128	10.4	16.76	16.48	1.7%	91.7%	91.9%	(0.2)%	15.36	15.16	1.3%
Chicago	132	8.4	20.49	20.16	1.6%	92.9%	93.0%	(0.1)%	19.03	18.74	1.5%
Atlanta	107	7.1	17.30	17.93	(3.5)%	88.2%	90.8%	(2.6)%	15.27	16.29	(6.3)%
West Palm Beach	42	3.3	25.78	26.25	(1.8)%	92.5%	93.4%	(0.9)%	23.83	24.53	(2.9)%
Orlando-Daytona	72	4.6	18.73	19.47	(3.8)%	91.6%	93.2%	(1.6)%	17.16	18.14	(5.4)%
Philadelphia	60	3.9	20.62	20.99	(1.8)%	92.7%	92.7%	—%	19.11	19.46	(1.8)%
Baltimore	40	2.9	23.55	23.97	(1.8)%	92.4%	91.0%	1.4%	21.75	21.82	(0.3)%
San Diego	22	2.1	29.79	29.30	1.7%	94.3%	94.6%	(0.3)%	28.10	27.72	1.4%
Charlotte	57	4.4	15.99	16.17	(1.1)%	91.3%	93.0%	(1.7)%	14.60	15.03	(2.9)%
Denver	60	4.1	19.30	19.23	0.4%	91.8%	92.5%	(0.7)%	17.72	17.80	(0.4)%
Tampa	56	3.7	18.78	19.87	(5.5)%	91.7%	91.9%	(0.2)%	17.22	18.27	(5.7)%
Phoenix	45	3.1	19.76	20.73	(4.7)%	92.2%	92.1%	0.1%	18.22	19.09	(4.6)%
Detroit	43	3.1	17.96	17.80	0.9%	92.8%	93.0%	(0.2)%	16.67	16.55	0.7%
Boston	27	1.9	28.46	28.22	0.9%	93.8%	94.1%	(0.3)%	26.69	26.55	0.5%
Honolulu	11	0.8	53.21	51.30	3.7%	96.1%	96.3%	(0.2)%	51.11	49.41	3.4%
Portland	44	2.3	21.28	21.63	(1.6)%	93.0%	92.7%	0.3%	19.79	20.05	(1.3)%
Minneapolis/St. Paul	50	3.5	16.46	16.46	—%	92.2%	91.9%	0.3%	15.17	15.12	0.3%
Sacramento	34	2.0	21.65	21.98	(1.5)%	93.6%	94.1%	(0.5)%	20.27	20.69	(2.0)%
All other markets	673	42.8	16.22	16.31	(0.6)%	92.2%	92.9%	(0.7)%	14.95	15.16	(1.4)%
Totals	2,565	175.3	$22.43	$22.44	—%	92.4%	92.9%	(0.5)%	$20.72	$20.85	(0.6)%
(a) Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.

Same Store Facilities Operating Trends by Market (Continued)

	Year Ended December 31,
	Revenues ($000's)			Direct Expenses ($000's)			Indirect Expenses ($000's)			Net Operating Income ($000's)
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	Change
Los Angeles	$553,831	$554,243	(0.1)%	$70,632	$73,349	(3.7)%	$10,395	$11,111	(6.4)%	$472,804	$469,783	0.6%
San Francisco	253,191	249,790	1.4%	39,403	38,835	1.5%	5,631	5,958	(5.5)%	208,157	204,997	1.5%
New York	207,047	204,976	1.0%	50,679	48,963	3.5%	4,374	4,670	(6.3)%	151,994	151,343	0.4%
Washington DC	188,317	184,028	2.3%	37,760	37,260	1.3%	5,064	5,065	—%	145,493	141,703	2.7%
Miami	180,326	181,188	(0.5)%	41,001	34,815	17.8%	3,756	4,018	(6.5)%	135,569	142,355	(4.8)%
Seattle-Tacoma	163,282	163,512	(0.1)%	32,503	29,663	9.6%	4,159	4,139	0.5%	126,620	129,710	(2.4)%
Dallas-Ft. Worth	172,947	176,536	(2.0)%	42,253	40,314	4.8%	5,237	5,788	(9.5)%	125,457	130,434	(3.8)%
Houston	167,654	165,526	1.3%	45,486	44,212	2.9%	5,358	5,607	(4.4)%	116,810	115,707	1.0%
Chicago	165,443	162,916	1.6%	62,466	61,273	1.9%	5,355	5,607	(4.5)%	97,622	96,036	1.7%
Atlanta	114,192	121,446	(6.0)%	27,458	24,661	11.3%	4,485	4,719	(5.0)%	82,249	92,066	(10.7)%
West Palm Beach	80,834	83,245	(2.9)%	17,989	18,150	(0.9)%	2,056	2,208	(6.9)%	60,789	62,887	(3.3)%
Orlando-Daytona	81,508	86,032	(5.3)%	17,472	16,903	3.4%	3,062	3,312	(7.5)%	60,974	65,817	(7.4)%
Philadelphia	77,485	78,781	(1.6)%	17,709	17,737	(0.2)%	2,576	2,722	(5.4)%	57,200	58,322	(1.9)%
Baltimore	66,842	67,004	(0.2)%	13,495	12,754	5.8%	1,646	1,729	(4.8)%	51,701	52,521	(1.6)%
San Diego	59,325	58,553	1.3%	9,433	8,985	5.0%	1,189	1,360	(12.6)%	48,703	48,208	1.0%
Charlotte	67,639	69,501	(2.7)%	13,618	12,874	5.8%	2,210	2,308	(4.2)%	51,811	54,319	(4.6)%
Denver	76,279	76,605	(0.4)%	24,163	23,994	0.7%	2,452	2,521	(2.7)%	49,664	50,090	(0.9)%
Tampa	67,163	71,189	(5.7)%	16,763	16,251	3.2%	2,232	2,488	(10.3)%	48,168	52,450	(8.2)%
Phoenix	59,634	62,473	(4.5)%	11,977	12,226	(2.0)%	1,999	2,055	(2.7)%	45,658	48,192	(5.3)%
Detroit	54,286	53,871	0.8%	10,397	10,985	(5.4)%	1,738	1,702	2.1%	42,151	41,184	2.3%
Boston	51,264	50,955	0.6%	11,405	10,856	5.1%	1,264	1,412	(10.5)%	38,595	38,687	(0.2)%
Honolulu	41,949	40,577	3.4%	5,674	5,503	3.1%	520	654	(20.5)%	35,755	34,420	3.9%
Portland	47,881	48,502	(1.3)%	9,655	9,343	3.3%	1,781	1,917	(7.1)%	36,445	37,242	(2.1)%
Minneapolis/St. Paul	54,397	54,260	0.3%	17,255	18,231	(5.4)%	1,935	2,020	(4.2)%	35,207	34,009	3.5%
Sacramento	41,240	42,070	(2.0)%	6,612	6,670	(0.9)%	1,424	1,538	(7.4)%	33,204	33,862	(1.9)%
All other markets	669,597	678,472	(1.3)%	157,035	148,828	5.5%	27,143	29,927	(9.3)%	485,419	499,717	(2.9)%
Totals	$3,763,553	$3,786,251	(0.6)%	$810,293	$783,635	3.4%	$109,041	$116,555	(6.4)%	$2,844,219	$2,886,061	(1.4)%

Acquired Facilities
The Acquired Facilities represent 273 facilities that we acquired in 2025, 2024, and 2023. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes operating data with respect to the Acquired Facilities:

ACQUIRED FACILITIES	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change (a)	2024	2023	Change (a)

	(Dollar amounts in thousands, except for per square foot amounts)
Revenues (b):
2023 Acquisitions	$192,666	$184,097	$8,569	$184,097	$55,487	$128,610
2024 Acquisitions	20,581	1,827	18,754	1,827	—	1,827
2025 Acquisitions	33,422	—	33,422	—	—	—
Total revenues	246,669	185,924	60,745	185,924	55,487	130,437

Cost of operations (b):
2023 Acquisitions	58,588	60,049	(1,461)	60,049	19,922	40,127
2024 Acquisitions	7,689	1,019	6,670	1,019	—	1,019
2025 Acquisitions	12,890	—	12,890	—	—	—
Total cost of operations	79,167	61,068	18,099	61,068	19,922	41,146

Net operating income:
2023 Acquisitions	134,078	124,048	10,030	124,048	35,565	88,483
2024 Acquisitions	12,892	808	12,084	808	—	808
2025 Acquisitions	20,532	—	20,532	—	—	—
Net operating income	167,502	124,856	42,646	124,856	35,565	89,291
Depreciation and amortization expense	(220,053)	(206,319)	(13,734)	(206,319)	(72,848)	(133,471)
Net loss	$(52,551)	$(81,463)	$28,912	$(81,463)	$(37,283)	$(44,180)

As of December 31:
Square foot occupancy:
2023 Acquisitions	86.9%	86.8%	0.1%	86.8%	83.1%	3.7%
2024 Acquisitions	86.9%	79.0%	7.9%	79.0%	—%	—%
2025 Acquisitions	80.5%	—%	—%	—%	—%	—%
	85.0%	85.9%	(0.9)%	85.9%	83.1%	2.8%
Annual contract rent per occupied square foot (c):
2023 Acquisitions	$17.43	$17.32	0.6%	$17.32	$16.78	3.2%
2024 Acquisitions	14.24	13.69	4.0%	13.69	—	—%
2025 Acquisitions	13.63	—	—%	—	—	—%
	$16.06	$16.92	(5.1)%	$16.92	$16.78	0.8%
Number of facilities:
2023 Acquisitions	164	164	—	164	164	—
2024 Acquisitions	22	22	—	22	—	22
2025 Acquisitions	87	—	87	—	—	—
	273	186	87	186	164	22
Net rentable square feet (in thousands):
2023 Acquisitions (d)	12,112	12,067	45	12,067	12,067	—
2024 Acquisitions	1,666	1,666	—	1,666	—	1,666
2025 Acquisitions	6,115	—	6,115	—	—	—
	19,893	13,733	6,160	13,733	12,067	1,666

ACQUIRED FACILITIES (Continued)

As of December 31 2025
Costs to acquire (in thousands):
2023 Acquisitions (d)(e)	$2,674,840
2024 Acquisitions	267,473
2025 Acquisitions	945,586
$3,887,899
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
(d)We have completed the expansion project on a facility acquired in 2023 for $6.9 million, adding 45,000 net rentable square feet of storage space as of December 31, 2025.
(e)The amount includes the costs allocated to land, buildings and intangible assets associated with the 127 self-storage facilities from the Simply (as defined below) acquisition.
We have been active in acquiring facilities in recent years. Since the beginning of 2023, we acquired a total of 273 facilities with 19.9 million net rentable square feet for $3.9 billion. During 2025, these facilities contributed net operating income of $167.5 million.
During 2023, we acquired BREIT Simply Storage LLC (“Simply”), a self-storage company that owned and operated 127 self-storage facilities (9.4 million square feet) and managed 25 self-storage facilities (1.8 million square feet) for third parties, for a purchase price of $2.2 billion in cash.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. During 2025, we acquired 87 self-storage facilities across 21 states with 6.1 million net rentable square feet for $945.6 million. Subsequent to December 31, 2025, we acquired or were under contract to acquire three self-storage facilities across three states with 0.2 million net rentable square feet for $20.7 million. Our total acquisitions planned or completed through December 31, 2025, amount to $966.3 million.

Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 47 facilities that were developed on new sites since January 1, 2020, and 64 facilities expanded to increase their net rentable square footage. Of these expansions, 45 were completed before 2024, 14 were completed in 2024 or 2025, and five are currently in process at December 31, 2025. The following table summarizes operating data with respect to the Newly Developed and Expanded Facilities:

NEWLY DEVELOPED AND EXPANDED FACILITIES
	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change (a)	2024	2023	Change (a)

	(Dollar amounts in thousands, except for per square foot amounts)
Revenues (b):
Developed in 2020	$7,078	$7,371	$(293)	$7,371	$7,621	$(250)
Developed in 2021	12,517	11,864	653	11,864	11,134	730
Developed in 2022	11,609	10,054	1,555	10,054	6,893	3,161
Developed in 2023	11,162	6,168	4,994	6,168	1,032	5,136
Developed in 2024	4,852	874	3,978	874	—	874
Developed in 2025	1,183	—	1,183	—	—	—
Expansions completed before 2024	103,408	96,650	6,758	96,650	86,995	9,655
Expansions completed in 2024 or 2025	20,615	16,250	4,365	16,250	18,874	(2,624)
Expansions in process	10,598	11,384	(786)	11,384	11,440	(56)
Total revenues	183,022	160,615	22,407	160,615	143,989	16,626

Cost of operations (b):
Developed in 2020	2,056	2,037	19	2,037	1,884	153
Developed in 2021	4,026	3,743	283	3,743	3,849	(106)
Developed in 2022	3,959	4,055	(96)	4,055	3,563	492
Developed in 2023	5,450	4,976	474	4,976	1,638	3,338
Developed in 2024	2,705	879	1,826	879	—	879
Developed in 2025	1,012	—	1,012	—	—	—
Expansions completed before 2024	27,670	29,006	(1,336)	29,006	25,200	3,806
Expansions completed in 2024 or 2025	9,356	5,614	3,742	5,614	5,106	508
Expansions in process	2,149	2,500	(351)	2,500	2,132	368
Total cost of operations	58,383	52,810	5,573	52,810	43,372	9,438

Net operating income (loss):
Developed in 2020	5,022	5,334	(312)	5,334	5,737	(403)
Developed in 2021	8,491	8,121	370	8,121	7,285	836
Developed in 2022	7,650	5,999	1,651	5,999	3,330	2,669
Developed in 2023	5,712	1,192	4,520	1,192	(606)	1,798
Developed in 2024	2,147	(5)	2,152	(5)	—	(5)
Developed in 2025	171	—	171	—	—	—
Expansions completed before 2024	75,738	67,644	8,094	67,644	61,795	5,849
Expansions completed in 2024 or 2025	11,259	10,636	623	10,636	13,768	(3,132)
Expansions in process	8,449	8,884	(435)	8,884	9,308	(424)
Net operating income	124,639	107,805	16,834	107,805	100,617	7,188
Depreciation and amortization expense	(69,482)	(53,719)	(15,763)	(53,719)	(40,458)	(13,261)
Net income	$55,157	$54,086	$1,071	$54,086	$60,159	$(6,073)

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)
	As of December 31,			As of December 31,
	2025	2024	Change (a)	2024	2023	Change (a)

	(Dollar amounts in thousands, except for per square foot amounts)
Square foot occupancy:
Developed in 2020	89.5%	89.3%	0.2%	89.3%	89.4%	(0.1)%
Developed in 2021	83.6%	77.7%	5.9%	77.7%	81.5%	(3.8)%
Developed in 2022	92.1%	86.3%	5.8%	86.3%	77.7%	8.6%
Developed in 2023	79.3%	75.9%	3.4%	75.9%	27.9%	48.0%
Developed in 2024	74.9%	41.0%	33.9%	41.0%	—%	—%
Developed in 2025	21.5%	—%	—%	—%	—%	—%
Expansions completed before 2024	84.6%	81.8%	2.8%	81.8%	79.2%	2.6%
Expansions completed in 2024 or 2025	61.9%	61.6%	0.3%	61.6%	83.8%	(22.2)%
Expansions in process	89.2%	86.7%	2.5%	86.7%	92.4%	(5.7)%
	76.0%	76.9%	(0.9)%	76.9%	74.8%	2.1%
Annual contract rent per occupied square foot (c):
Developed in 2020	$21.20	$21.77	(2.6)%	$21.77	$22.73	(4.2)%
Developed in 2021	19.44	19.62	(0.9)%	19.62	19.78	(0.8)%
Developed in 2022	18.29	17.74	3.1%	17.74	16.20	9.5%
Developed in 2023	12.42	10.34	20.1%	10.34	9.61	7.6%
Developed in 2024	12.66	10.17	24.5%	10.17	—	—%
Developed in 2025	12.42	—	—%	—	—	—%
Expansions completed before 2024	20.66	20.33	1.6%	20.33	20.45	(0.6)%
Expansions completed in 2024 or 2025	17.59	19.55	(10.0)%	19.55	21.94	(10.9)%
Expansions in process	26.86	27.41	(2.0)%	27.41	27.39	0.1%
	$18.89	$19.13	(1.3)%	$19.13	$17.37	10.1%
Number of facilities:
Developed in 2020	3	3	—	3	3	—
Developed in 2021	6	6	—	6	6	—
Developed in 2022	8	8	—	8	8	—
Developed in 2023	11	11	—	11	11	—
Developed in 2024	7	7	—	7	—	7
Developed in 2025	12	—	12	—	—	—
Expansions completed before 2024	45	45	—	45	45	—
Expansions completed in 2024 or 2025	14	14	—	14	14	—
Expansions in process	5	5	—	5	5	—
	111	99	12	99	92	7
Net rentable square feet (in thousands):
Developed in 2020	347	347	—	347	347	—
Developed in 2021 (d)	760	760	—	760	681	79
Developed in 2022	631	631	—	631	631	—
Developed in 2023 (e)	1,238	1,098	140	1,098	1,098	—
Developed in 2024	668	668	—	668	—	668
Developed in 2025	1,280	—	1,280	—	—	—
Expansions completed before 2024	5,812	5,834	(22)	5,834	5,481	353
Expansions completed in 2024 or 2025	2,133	1,378	755	1,378	794	584
Expansions in process	444	439	5	439	439	—
	13,313	11,155	2,158	11,155	9,471	1,684

NEWLY DEVELOPED AND EXPANDED FACILITIES (Continued)	As of December 31, 2025
Costs to develop (in thousands):
Developed in 2020	$42,063
Developed in 2021 (d)	128,435
Developed in 2022	100,089
Developed in 2023 (e)	217,572
Developed in 2024	129,669
Developed in 2025	244,838
Expansions completed before 2024 (f)	468,750
Expansions completed in 2024 or 2025 (f)	341,113
$1,672,529
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
(e)We have completed an expansion project on a facility developed in 2023 for $23.8 million, adding 140,000 net rentable square feet of storage space as of December 31, 2025.
(f)These amounts only include the direct cost incurred to expand and renovate these facilities, and do not include (i) the original cost to develop or acquire the facility or (ii) the lost revenue on space demolished during the construction and fill-up period.
Our Newly Developed and Expanded Facilities includes a total of 111 self-storage facilities of 13.3 million net rentable square feet. For development and expansions completed by December 31, 2025, we incurred a total cost of $1.7 billion. During 2025, Newly Developed and Expanded Facilities contributed net operating income of $124.6 million.
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
The facilities under “expansions completed” represent those facilities where the expansions have been completed at December 31, 2025. We incurred a total of $809.9 million in direct cost to expand these facilities, demolished a total of 0.6 million net rentable square feet of storage space, and built a total of 4.8 million net rentable square feet of new storage space.

The facilities under “expansion in process” represent those facilities where construction is in process at December 31, 2025, and together with additional future expansion activities primarily related to our Same Store Facilities at December 31, 2025, we expect to add a total of 0.9 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate direct development cost of $130.4 million.
At December 31, 2025, we had 29 additional facilities in development, which will have a total of 2.6 million net rentable square feet of storage space and have an aggregate development cost totaling approximately $479.5 million. We expect these facilities to open over the next 18 to 24 months.
As of December 31, 2025, we have ongoing development and expansion projects at an estimated cost of approximately $609.9 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities which, while not newly acquired, developed, or expanded, are not fully stabilized since January 1, 2023, including facilities acquired prior to 2023 and facilities developed or expanded prior to 2020 undergoing fill-up as well as facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 20.9 million net rentable square feet at December 31, 2025. During 2025, 2024, and 2023, the average occupancy for these facilities totaled 85.3%, 81.8%, and 80.8%, respectively, and the realized rent per occupied square foot totaled $15.82, $16.01, and $15.52, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $22.1 million and $159.7 million in 2025 and 2024, respectively in each case as compared to the previous year. The increase was primarily due to newly acquired facilities and newly developed and expanded facilities.

The following discussion and analysis of the components of net income, including Ancillary Operations and certain items not allocated to segments, present a comparison for the year ended December 31, 2025 to the year ended December 31, 2024. The results of these components for the years ended December 31, 2024 compared to December 31, 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on page 45, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 24, 2025.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$250,674	$226,595	$24,079
Merchandise	25,050	26,970	(1,920)
Third party property management	58,976	46,058	12,918
Total revenues	334,700	299,623	35,077
Cost of operations:
Tenant reinsurance	58,289	56,678	1,611
Merchandise	17,171	17,633	(462)
Third party property management	57,477	46,970	10,507
Total cost of operations	132,937	121,281	11,656
Net operating income (loss):
Tenant reinsurance	192,385	169,917	22,468
Merchandise	7,879	9,337	(1,458)
Third party property management	1,499	(912)	2,411
Total net operating income	$201,763	$178,342	$23,421
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $24.1 million or 10.6% in 2025 over 2024, as a result of an increase in our tenant base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage and premium rates in our tenant base at our same store facilities. Tenant reinsurance premium revenue generated from tenants at our Same Store Facilities were $184.2 million and $175.0 million in 2025 and 2024, respectively, representing a 5.2% year over year increase in 2025.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured tenants and the volume of events that drive covered losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $1.6 million in 2025, as compared to 2024, primarily due to increased claim volumes and expenses related to flooding and burglary as well as increased access fees we paid to the third-party owners of properties we manage driven by the significant growth of our third-party property management program.
We expect tenant reinsurance operations to grow as we roll out insurance policies with increased coverage and higher premiums in 2026, and as we continue to increase the tenant base at our newly acquired and developed facilities.
Third-party property management: At December 31, 2025, in our third-party property management program, we managed 362 facilities (28.2 million net rentable square feet) for unrelated third parties, and were under contract to manage 84 additional facilities (7.1 million net rentable square feet) including 78 facilities that are currently under construction. During 2025, we added 73 facilities to the program and had 18 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.

Analysis of items not allocated to segments
Equity in earnings of unconsolidated real estate entity: We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. We recognized equity in earnings of Shurgard of $9.6 million and $19.8 million for 2025 and 2024, respectively. Included in our equity earnings from Shurgard were $59.5 million and $44.2 million of our share of depreciation and amortization expense for 2025 and 2024, respectively.
On August 1, 2024, Shurgard acquired Lok’nStore, a self-storage company publicly traded on the London Stock Exchange, for approximately £385 million ($501 million) in cash, including direct acquisition costs.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at December 31, 2025 (1.039 at December 31, 2024), and average exchange rates of 1.130 for 2025 and 1.082 for 2024.
Real estate acquisition and development expense: In 2025 and 2024, we incurred a total of $19.6 million and $15.5 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities. These amounts are net of $13.6 million and $17.2 million in 2025 and 2024, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. The year-over-year change of real estate acquisition and development expense was primarily due to the recognition of a $4.3 million impairment write-down of certain land development parcels that were marketed for sale during 2025.
General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)

Share-based compensation expense	$24,963	$28,708	$(3,745)
Legal costs	14,390	11,690	2,700
Corporate management costs	35,848	30,436	5,412
Information technology costs	2,783	12,110	(9,327)
Corporate transformation costs	4,875	—	4,875
Other costs	23,823	23,733	90
Total G&A	$106,682	$106,677	$5
General and administrative expense remained relatively unchanged in 2025, as compared to 2024 due primarily to (i) an increase in corporate management costs driven by higher payroll costs, (ii) an increase in corporate transformation costs offset by (iii) a decrease in IT costs as a result of a successful ERP implementation in the prior year.
As part of our operating model transformation, we have launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology and expanding our geographic footprint with a stronger corporate presence in offshore locations and relocation of our principal office from California to Texas. The initiative is intended to transform our corporate functions improving efficiency and productivity.

We expect to incur corporate transformation costs of approximately $15 to $20 million as we complete the initiative over the next three years. Beginning in 2026, we believe this restructuring plan will result in future cost savings of approximately $3 to $5 million annually, although the amount and timing of such savings are subject to change depending on a variety of factors.

Interest and other income: The following table sets forth our interest and other income:

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)

Interest earned on cash balances	$31,543	$44,659	$(13,116)
Commercial operations	9,120	8,951	169
Interest earned on notes receivable, net	5,074	123	4,951
Unrealized gain on private equity investments	3,859	4,355	(496)
Other	13,503	9,124	4,379
Total	$63,099	$67,212	$(4,113)
Interest earned on cash balances decreased $13.1 million in 2025 as compared to 2024, due primarily to lower average cash balances and lower interest rates earned in 2025.
Interest expense: In 2025 and 2024, we incurred $311.0 million and $297.9 million, respectively, of interest on our outstanding notes payable. In determining interest expense, these amounts were offset by capitalized interest of $6.5 million and $10.5 million during 2025 and 2024, respectively, associated with our development activities. The increase of interest expense in 2025 as compared to 2024 was due to the issuance of U.S. Dollar and Euro denominated unsecured notes. At December 31, 2025, we had $10.3 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.2%.
Foreign currency exchange gain (loss): In 2025, we recorded foreign currency losses of $215.6 million, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates (gains of $102.2 million for 2024). The Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at December 31, 2025 and 1.039 at December 31, 2024. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Income tax (provision) benefit: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. In 2025, we recorded an income tax benefit of $7.2 million and an income tax expense of $4.7 million in 2024, related to our taxable REIT subsidiaries and income taxes incurred in certain state and local jurisdictions in which we operate. The year-over-year change in our income tax (provision) benefit was primarily driven by the income tax benefit we recognized through the sale of solar tax credits as well as changes in state income tax, due to fluctuations of taxable income in certain states where there are differences between federal and state tax laws.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow was approximately $400 million in 2024 and $566 million in 2025. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow of approximately $605 million for 2026.
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
Our revolving line of credit has a borrowing limit of $1.5 billion. As of December 31, 2025 and February 12, 2026, there were no borrowings outstanding on the revolving line of credit; however we do have approximately $19.4 million of outstanding letters of credit, which limits our borrowing capacity to $1.5 billion as of February 12, 2026. Our line of credit matures on June 12, 2027.
In December 2024, we implemented an “at the market” offering program pursuant to which we may, from time to time, sell common shares through participating agents up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs. We did not issue any common shares under the program in 2025.
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
Our current and expected capital resources include: (i) $318.1 million of cash as of December 31, 2025, and (ii) approximately $605 million of expected retained operating cash flow over the next twelve months. Additionally, we have $1.5 billion available borrowing capacity on our revolving line of credit. We believe that the cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.
As described below, our current committed cash requirements consist of (i) $20.7 million in property acquisitions currently under contract, (ii) $415.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitments of $43.9 million under the bridge lending program expected to close in the next twelve months, (iv) approximately $1.2 billion in scheduled principal repayments on our unsecured notes in the next twelve months, and (v) $48.2 million in unfunded capital commitments related to our private equity investments. We plan to refinance these unsecured notes as they come due in 2026 through either cash generated from operations, the issuance of additional debt or borrowings under the Company's Credit Facility. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common stock, or merger and acquisition activities, as and to the extent we determine to engage in such activities.

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
Required Debt Repayments: As of December 31, 2025, the principal outstanding on our debt totaled approximately $10.3 billion, consisting of $8.2 billion of U.S. Dollar denominated unsecured notes payable, $2.1 billion of Euro-denominated unsecured notes payable, and $1.6 million of mortgage notes payable. Approximate principal maturities and interest payments are as follows:

	Principal	Interest	Total

	(Amounts in Thousands)

2026	$1,150,138	$311,135	$1,461,273
2027	1,200,146	282,932	1,483,078
2028	1,200,129	245,183	1,445,312
2029	1,000,088	207,170	1,207,258
2030	1,297,819	175,478	1,473,297
Thereafter	4,462,000	1,449,582	5,911,582
	$10,310,320	$2,671,480	$12,981,800

We have $500 million and $650 million of our U.S. Dollar denominated unsecured notes that mature on February 15, 2026 and November 9, 2026, respectively. We plan to repay these notes as they come due through either cash generated from operations or the issuance of additional debt, such as borrowings under the Company's Credit Facility.
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
We spent $218 million of capital expenditures to maintain real estate facilities in 2025 and expect to spend approximately $175 million in 2026. In addition, we have spent $71 million and $54 million on the installation of solar panels in 2025 and 2024, respectively, and expect to spend approximately $60 million in 2026.
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
The annual distribution requirement with respect to our preferred shares outstanding at December 31, 2025 is approximately $194.7 million per year.

Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to December 31, 2025, we acquired or were under contract to acquire three self-storage facilities across three states with 0.2 million net rentable square feet for $20.7 million.
As of December 31, 2025, we had development and expansion projects at a total cost of approximately $609.9 million. Costs incurred through December 31, 2025 were $194.3 million, with the remaining cost to complete of $415.6 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Bridge loan commitments: We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. As of December 31, 2025, we had unfunded loan commitments of $43.9 million expected to close in the next twelve months, subject to the satisfaction of certain conditions.
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
Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities. In the future, we may also elect to finance the redemption of preferred securities with proceeds from the issuance of debt. As of February 12, 2026, our Series F through O of preferred securities are eligible for redemption, at our option and with 30 days’ notice. See Note 10 to our December 31, 2025 consolidated financial statements for the redemption dates of all of our series of preferred shares. Redemption of such preferred shares will depend upon many factors, including the rate at which we could issue replacement preferred securities. None of our preferred securities are redeemable at the option of the holders.
Repurchases of Common Shares: Our Board has authorized a share repurchase program pursuant to which management may purchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. From the inception of the repurchase program through February 12, 2026, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We did not repurchase any common shares in 2025. All the repurchased shares are constructively retired and returned to an authorized and unissued status. Future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.
Recent Tax Legislation
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
To limit our exposure to market risk, we are capitalized primarily with preferred and common equity. Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option. Our debt, which totals approximately $10.3 billion at December 31, 2025, is the only market-risk sensitive portion of our capital structure.
The fair value of our debt at December 31, 2025 is approximately $9.9 billion. The table below summarizes the annual maturities of our debt, which had a weighted average effective rate of 3.2% at December 31, 2025. See Note 8 to our December 31, 2025 consolidated financial statements for further information regarding our debt.

	2026	2027	2028	2029	2030	Thereafter	Total

	(Amounts in Thousands)

Debt	$1,150,138	$1,200,146	$1,200,129	$1,000,088	$1,297,819	$4,462,000	$10,310,320
At December 31, 2025, we have three separate interest rate swaps with a notional amount of $475 million which converted our $475 million principal amount of 4.375% fixed rate senior unsecured notes due July 2030 into a floating rate instrument with an interest rate based on a SOFR index. See Note 8 to our December 31, 2025 consolidated financial statements for further information regarding our swaps.
We have foreign currency exposure at December 31, 2025 related to (i) our investment in Shurgard, with a book value of $388.6 million, and a fair value of $1.2 billion based upon the closing price of Shurgard’s stock on December 31, 2025, and (ii) €1.8 billion ($2.1 billion) of Euro-denominated unsecured notes payable, providing a natural hedge against the fair value of our investment in Shurgard.
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and supplementary data appearing on pages F-3 to F-39 are incorporated herein by reference.
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in accordance with SEC guidelines, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition “of disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We also have an investment in an unconsolidated real estate entity, and, because we do not control this entity, our disclosure controls and procedures with respect to such entity are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on Internal Control Over Financial Reporting
We have audited Public Storage’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Public Storage (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 12, 2026

ITEM 9B.    Other Information
During the three months ended December 31, 2025, no trustee or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Trustees, Executive Officers and Corporate Governance
The following is a biographical summary of the current executive officers of the Company:
Joseph D. Russell, Jr., age 66, has served as Chief Executive Officer since January 1, 2019, and as President since July 2016. Prior to joining Public Storage, Mr. Russell was President and Chief Executive Officer of PS Business Parks, Inc. from August 2002 to July 2016. Mr. Russell has also served as a trustee of Public Storage since January 1, 2019. On February 10, 2026, Mr. Russell notified the Board of his intention to retire from his positions as President, Chief Executive Officer and trustee, effective as of March 31, 2026.
H. Thomas Boyle, age 42, has served as Chief Financial Officer since January 1, 2019 and Chief Investment Officer since January 1, 2023. Previously, Mr. Boyle was Vice President and Chief Financial Officer, Operations, from November 2016, when he joined the Company, until January 2019. Prior to joining Public Storage, Mr. Boyle served in roles of increasing responsibilities with Morgan Stanley since 2005, from analyst to his last role as Executive Director, Equity and Debt Capital Markets. Mr. Boyle has served as a director of Shurgard and a member of Shurgard’s Real Estate Investment Committee since May 2023. On February 10, 2026, the Board appointed Mr. Boyle as Chief Executive Officer and trustee, effective April 1, 2026.
Natalia N. Johnson, age 48, has served as Chief Administrative Officer since August 4, 2020. Previously, Ms. Johnson was Senior Vice President, Chief Human Resources Officer from April 2018 until August 2020, and prior to that was Senior Vice President of Human Resources, a position she held since joining the Company in July 2016. Prior to joining Public Storage, Ms. Johnson held a variety of senior management positions at Bank of America, including Chief Operating Officer for Mortgage Technology and Human Resources Executive for the Mortgage Business, and worked for Coca-Cola Andina and San Cristόbal Insurance. Ms. Johnson has served as a director of WillScot Mobile Mini Holdings Corp. since August 2023 and is a member of the Audit committee and Chair of the Compensation committees. On February 10, 2026, the Board appointed Ms. Johnson as President, Chief Digital & Transformation Officer, effective February 16, 2026.
Chris C. Sambar, age 52, has served as our Chief Operating Officer since October 14, 2024. Prior to joining the Company, Mr. Sambar held various roles of increasing responsibility at AT&T Communications since 2002, most recently as President, AT&T Network from August 2022 to October 2024 and as Executive Vice President, AT&T Network from September 2019 to August 2022. Mr. Sambar served as a director of AST SpaceMobile, Inc. (NASDAQ: ASTS) from June 2024 to January 2025. On February 10, 2026, the Board appointed Mr. Sambar as President, Chief Operating Officer, effective February 16, 2026
Nathaniel A. Vitan, age 52, has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since April 20, 2019. Previously, Mr. Vitan was Vice President and Chief Counsel–Litigation and Operations from June 2016, when he joined the Company, until April 2019. Prior to joining Public Storage, Mr. Vitan was Assistant General Counsel for Altria Client Services LLC from 2008 to 2016, and before then was a Trial and Appellate Practice attorney at Latham & Watkins LLP.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information, as of December 31, 2025 on the Company’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise or conversion of outstanding options, AO LTIP units, warrants, and rights	Weighted-average exercise or conversion price of outstanding options, AO LITP units, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders (a)	3,154,458 (b)	$ 237.34 (c)	3,716,763
Equity compensation plans not approved by security holders (d)	—	—	—
Total	3,154,458 (b)	$ 237.34 (c)	3,716,763
a)The Company’s equity compensation plans are described more fully in Note 12 to the December 31, 2025 financial statements. All plans have been approved by the Company’s shareholders.
b)Includes (i) stock options and AO LTIP units to purchase 2,692,007 common shares or to convert to vested LTIP units, including performance-based stock options and AO LTIP units as to which the performance period had not ended or the Compensation and Human Capital Committee had not certified performance as of December 31, 2025, which stock options and AO LTIP units are reflected in the table above assuming a maximum payout, (ii) 450,777 restricted share units and LTIP units, including performance-based restricted share units and LTIP units as to which the performance period had not ended as of December 31, 2025, which restricted share units and LTIP units are reflected in the table above assuming a maximum payout, and (iii) 11,674 fully vested deferred share units. All restricted share and LTIP units, if and when vested, and all deferred share units will be settled in common shares or into common units of PSA OP on a one-for-one basis.
c)Represents the weighted average exercise or conversion price of stock options or AO LTIP units to purchase 2,215,477 common shares or to convert to vested LTIP units, excluding the performance-based stock options and AO LTIP units described in footnote (b), above. The 450,777 restricted share or LTIP units would vest for no consideration.
d)There were no securities outstanding or available for future issuance under equity compensation plans not approved by the Company’s shareholders.
Other information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 13.    Certain Relationships and Related Transactions and Trustee Independence
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is hereby incorporated by reference to the material appearing in the Company’s Notice and Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

4.11
Ninth Supplemental Indenture, dated as of November 9, 2021, between Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, including the form of Global Note representing the 2026 Notes. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 9, 2021 and incorporated herein by reference.

4.12
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

4.15
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

4.19
Seventeenth Supplemental Indenture, dated as of April 16, 2024, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 11, 2024 and incorporated herein by reference.

4.20
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

4.22
Twentieth Supplemental Indenture, dated as of June 30, 2025, among Public Storage Operating Company, Public Storage, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 30, 2025 and incorporated herein by reference.

4.23
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

10.3
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

10.4	Parent Guarantee, dated as of August 14, 2023, by Public Storage. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2023 and incorporated herein by reference.

10.5	Form of Trustee and Officer Indemnification Agreement. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.6*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended (2007 Plan). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.7*
Public Storage 2016 Equity and Performance-Based Incentive Compensation Plan (2016 Plan). Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

10.8*
Amended and Restated Public Storage 2021 Equity and Performance-Based Incentive Compensation Plan. Filed as Appendix B to the Company’s 2025 Proxy Statement filed on March 28, 2025 and incorporated herein by reference.

10.9*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.10*
Form of 2007 Plan Restricted Stock Unit Agreement (deferral of receipt of shares). Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.11*	Form of 2007 Plan Stock Option Agreement. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.12*	Form of 2007 Plan Trustee Stock Option Agreement. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

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

10.18*	Form of 2016 Employee Stock Unit Agreement (2020). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

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

10.21*	Form of 2021 Plan Employee Stock Unit Agreement (2021). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

10.22*	Form of 2021 Plan Employee Stock Unit Agreement (2022). Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference.

10.23*
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

10.25*
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

10.27*
Form of Performance-Based Public Storage OP, L.P. LTIP Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.28*
Form of Time-Based Public Storage OP, L.P. AO LTIP Unit Agreement. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.29*
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

10.31*
Form of 2021 Plan Trustee Non-Qualified Stock Option Agreement (2024). Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference.

19.1	Public Storage Securities Trading Policy. Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.

21	Listing of Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

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

PUBLIC STORAGE

Date: February 12, 2026	By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr., Chief Executive Officer, President and Trustee
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Russell, Jr.	Chief Executive Officer, President and Trustee (principal executive officer)	February 12, 2026
Joseph D. Russell, Jr.

/s/ H. Thomas Boyle	Chief Financial and Investment Officer (principal financial officer)	February 12, 2026
H. Thomas Boyle

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 12, 2026
Ronald L. Havner, Jr.

/s/ Tamara Hughes Gustavson	Trustee	February 12, 2026
Tamara Hughes Gustavson

/s/ Maria R. Hawthorne	Trustee	February 12, 2026
Maria R. Hawthorne

/s/ Shankh S. Mitra	Trustee	February 12, 2026
Shankh S. Mitra

/s/ Rebecca Owen	Trustee	February 12, 2026
Rebecca Owen

/s/ Luke Petherbridge	Trustee	February 12, 2026
Luke Petherbridge

/s/ Kristy M. Pipes	Trustee	February 12, 2026
Kristy M. Pipes

/s/ Avedick B. Poladian	Trustee	February 12, 2026
Avedick B. Poladian

/s/ John Reyes	Trustee	February 12, 2026
John Reyes

Signature	Title	Date

/s/ Tariq M. Shaukat	Trustee	February 12, 2026
Tariq M. Shaukat

/s/ Ronald P. Spogli	Trustee	February 12, 2026
Ronald P. Spogli

/s/ Paul S. Williams	Trustee	February 12, 2026
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Public Storage
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Storage (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025 , and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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

Purchase Price Allocation

Description of the Matter
For the year ended December 31, 2025, the Company completed the acquisition of 87 self-storage facilities for a total purchase price of $945.6 million. As further discussed in Notes 2 and 3 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed, which consisted principally of land and buildings.
Auditing the accounting for the Company’s 2025 acquisitions of self-storage facilities was subjective because the Company must exercise a high level of management judgment in determining the estimated fair value of land and buildings. The estimated fair value of land is based upon observable transactions involving comparable land in similar locations, as adjusted for location quality, parcel size and date of sale associated with the acquired facilities. Determining the fair value of acquired land was difficult due to the judgment utilized by management in making adjustments to the observable transaction data used in the estimate, particularly when there is a lack of recent comparable land market data. The estimated fair value of the acquired buildings was based upon the income approach, which included estimating the fair value of hypothetical vacant acquired buildings and adjusting for the estimated fair value of land. Determining the fair value of the acquired buildings was challenging due to the judgment utilized by management in determining the assumptions utilized in the income approach, including future stabilized operating cash flows and capitalization rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired self-storage facilities, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the estimated fair values of the land and buildings, including the controls over the review of the valuation models and the significant assumptions used to develop such estimates.
For the 2025 acquisitions of self-storage facilities described above, our procedures included, but were not limited to, reading the purchase and sale agreements and other closing documents, evaluating whether the Company had appropriately determined the transaction was an asset acquisition or business combination and performing a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land and building values. For certain of these asset acquisitions, we also evaluated the methods and significant assumptions used by the Company and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, for certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to perform corroborative analyses to assess whether the significant assumptions used in the valuation and the estimated fair values were supported by observable market data.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1980.
Los Angeles, California
February 12, 2026

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2025	December 31, 2024

ASSETS

Cash and equivalents	$318,095	$447,416
Real estate facilities, at cost:
Land	5,952,072	5,711,685
Buildings	24,126,185	22,767,053
Total land and buildings, at cost	30,078,257	28,478,738
Accumulated depreciation	(11,468,054)	(10,426,186)
Total land and buildings, net	18,610,203	18,052,552
Construction in process	194,355	308,101
Total real estate facilities, net	18,804,558	18,360,653

Investment in unconsolidated real estate entity	388,586	382,490
Goodwill and other intangible assets, net	251,613	282,187
Notes receivable	142,108	9,976
Other assets	303,644	272,212
Total assets	$20,208,604	$19,754,934

LIABILITIES AND EQUITY

Notes payable	$10,253,881	$9,353,034
Accrued and other liabilities	612,889	588,248
Total liabilities	10,866,770	9,941,282

Commitments and contingencies (Note 16)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2024) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,500,243 shares issued (175,408,393 shares at December 31, 2024)	17,550	17,541
Paid-in capital	6,147,650	6,116,113
Accumulated deficit	(1,219,273)	(699,083)
Accumulated other comprehensive loss	(47,799)	(71,965)
Total Public Storage shareholders’ equity	9,248,128	9,712,606
Noncontrolling interests	93,706	101,046
Total equity	9,341,834	9,813,652
Total liabilities and equity	$20,208,604	$19,754,934

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues:
Self-storage facilities	$4,489,413	$4,395,993	$4,259,613
Ancillary operations	334,700	299,623	258,077
Total revenues	4,824,113	4,695,616	4,517,690

Expenses:
Self-storage cost of operations	1,177,038	1,136,720	1,061,950
Ancillary cost of operations	132,937	121,281	85,996
Depreciation and amortization	1,151,840	1,129,766	970,056
Real estate acquisition and development expense	19,550	15,506	26,451
General and administrative	106,682	106,677	80,632
Interest expense	304,495	287,401	201,132
Total expenses	2,892,542	2,797,351	2,426,217

Other increases (decreases) to net income:
Interest and other income	63,099	67,212	85,590
Equity in earnings (loss) of unconsolidated real estate entity	9,604	19,821	27,897
Foreign currency exchange gain (loss)	(215,583)	102,244	(51,197)
Gain (Loss) on sale of real estate	1,113	1,537	17,178
Income before income taxes	1,789,804	2,089,079	2,170,941
Income tax (provision) benefit	7,228	(4,669)	(10,821)
Net income	1,797,032	2,084,410	2,160,120
Allocation to noncontrolling interests	(12,684)	(12,399)	(11,793)
Net income allocable to Public Storage shareholders	1,784,348	2,072,011	2,148,327
Allocation of net income to:
Preferred shareholders	(194,703)	(194,703)	(194,703)
Restricted share units and unvested LTIP units	(4,060)	(4,623)	(4,883)
Net income allocable to common shareholders	$1,585,585	$1,872,685	$1,948,741
Net income per common share:
Basic	$9.04	$10.68	$11.11
Diluted	$9.01	$10.64	$11.06

Basic weighted average common shares outstanding	175,447	175,351	175,472
Diluted weighted average common shares outstanding	175,902	176,038	176,143
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$1,797,032	$2,084,410	$2,160,120
Foreign currency translation gain (loss) on investment in Shurgard	24,214	(4,739)	13,078
Total comprehensive income	1,821,246	2,079,671	2,173,198
Allocation to noncontrolling interests	(12,732)	(12,386)	(11,793)
Comprehensive income allocable to Public Storage shareholders	$1,808,514	$2,067,285	$2,161,405

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands, except share and per share amounts)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$4,350,000	$17,527	$5,896,423	$(110,231)	$(80,317)	$10,073,402	$93,399	$10,166,801
Issuance of common shares in connection with share-based compensation (405,059 shares) (Note 12)	—	40	53,346	—	—	53,386	—	53,386
Taxes withheld upon net share settlement of restricted share units (Note 12)	—	—	(13,950)	—	—	(13,950)	—	(13,950)
Share-based compensation expense (Note 12)	—	—	44,941	—	—	44,941	—	44,941
Contributions by noncontrolling interests	—	—	—	—	—	—	3,203	3,203
Net income	—	—	—	2,160,120	—	2,160,120	—	2,160,120
Net income allocated to noncontrolling interests	—	—	—	(11,793)	—	(11,793)	11,793	—
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(194,703)	—	(194,703)	—	(194,703)
Noncontrolling interests	—	—	—	—	—	—	(14,627)	(14,627)
Common shareholders and restricted share unitholders ($12.00 per share/unit) (Note 10)	—	—	—	(2,111,303)	—	(2,111,303)	—	(2,111,303)
Other comprehensive income (loss)	—	—	—	—	13,078	13,078	—	13,078
Balance at December 31, 2023	$4,350,000	$17,567	$5,980,760	$(267,910)	$(67,239)	$10,013,178	$93,768	$10,106,946
Issuance of common shares (184,390 shares) (Note 10)	—	18	60,303	—	—	60,321	—	60,321
Issuance of common shares in connection with share-based compensation (280,141 shares) (Note 12)	—	29	47,382	—	—	47,411	—	47,411
Taxes withheld upon net share settlement of restricted share units (Note 12)	—	—	(12,667)	—	—	(12,667)	—	(12,667)
Share-based compensation expense (Note 12)	—	—	49,317	—	—	49,317	—	49,317
Repurchase of common shares (726,865 shares) (Note 10)	—	(73)	—	(199,927)	—	(200,000)	—	(200,000)
Acquisition of noncontrolling interests	—	—	(1,602)	—	—	(1,602)	11	(1,591)
Contributions by noncontrolling interests	—	—	—	—	—	—	2,938	2,938
Net income	—	—	—	2,084,410	—	2,084,410	—	2,084,410
Net income allocated to noncontrolling interests	—	—	—	(12,399)	—	(12,399)	12,399	—
Reallocation of equity	—	—	(7,380)	—	—	(7,380)	7,380	—
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(194,703)	—	(194,703)	—	(194,703)
Noncontrolling interests	—	—	—	—	—	—	(15,437)	(15,437)
See accompanying notes.

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($12.00 per share/unit) (Note 10)	—	—	—	(2,108,554)	—	(2,108,554)	—	(2,108,554)
Other comprehensive income (loss)	—	—	—	—	(4,726)	(4,726)	(13)	(4,739)
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (91,850 shares) (Note 12)	—	9	9,535	—	—	9,544	—	9,544
Taxes withheld upon net share settlement of restricted share units (Note 12)	—	—	(8,646)	—	—	(8,646)	—	(8,646)
Share-based compensation cost (Note 12)	—	—	43,545	—	—	43,545	—	43,545
Acquisition of noncontrolling interests	—	—	(8,953)	—	—	(8,953)	(911)	(9,864)
Contributions by noncontrolling interests	—	—	—	—	—	—	4,588	4,588
Net income	—	—	—	1,797,032	—	1,797,032	—	1,797,032
Net income allocated to noncontrolling interests	—	—	—	(12,684)	—	(12,684)	12,684	—
Reallocation of equity	—	—	(3,944)	—	—	(3,944)	3,944	—
Distributions to:
Preferred shareholders (Note 10)	—	—	—	(194,703)	—	(194,703)	—	(194,703)
Noncontrolling interests	—	—	—	—	—	—	(27,693)	(27,693)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($12.00 per share/unit) (Note 10)	—	—	—	(2,109,835)	—	(2,109,835)	—	(2,109,835)
Other comprehensive income (loss)	—	—	—	—	24,166	24,166	48	24,214
Balances at December 31, 2025	$4,350,000	$17,550	$6,147,650	$(1,219,273)	$(47,799)	$9,248,128	$93,706	$9,341,834

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,797,032	$2,084,410	$2,160,120
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(1,113)	(1,537)	(17,178)
Depreciation and amortization	1,151,840	1,129,766	970,056
Equity in earnings of unconsolidated real estate entity	(9,604)	(19,821)	(27,897)
Distributions from cumulative equity in earnings of unconsolidated real estate entity	1,823	11,039	29,333
Unrealized foreign currency exchange (gain) loss	185,169	(101,974)	51,239
Share-based compensation expense	39,902	44,747	41,566
Impairment of real estate investments	4,348	—	—
Amortization of debt issuance costs	10,349	9,728	7,974
Other non-cash adjustments	4,902	1,682	12,534
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(24,639)	(44,968)	(16,365)
Accrued and other liabilities	26,440	15,183	35,266
Net cash flows from operating activities	3,186,449	3,128,255	3,246,648
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(218,464)	(239,655)	(236,572)
Capital expenditures for property enhancements	—	(126,757)	(159,939)
Capital expenditures for energy efficiencies (LED lighting, solar)	(70,914)	(53,612)	(64,626)
Development and expansion of real estate facilities	(310,737)	(326,854)	(364,445)
Acquisition of real estate facilities and intangible assets	(945,585)	(267,473)	(473,176)
Acquisition of BREIT Simply Storage LLC, net of cash acquired	—	—	(2,178,151)
Issuance of notes receivable	(131,227)	(9,960)	—
Distributions in excess of cumulative equity in earnings from unconsolidated real estate entity	—	13,285	10,975
Contributions to unconsolidated real estate entity	—	—	(112,554)
Acquisition of non-operating real estate assets	(16,313)	—	—
Proceeds from sale of real estate investments	8,151	8,388	39,986
Net cash flows used in investing activities	(1,685,089)	(1,002,638)	(3,538,502)
Cash flows from financing activities:
Issuance costs on amendment of credit facility	—	—	(8,377)
Repayments of notes payable	(651,517)	(808,505)	(8,259)
Issuance of notes payable, net of issuance costs	1,356,420	1,151,022	2,181,273
Issuance of common shares	—	60,321	—
Issuance of common shares in connection with share-based compensation	9,412	47,278	53,131
Taxes paid upon net share settlement of restricted share units	(8,646)	(12,667)	(13,950)
Repurchase of common shares	—	(200,000)	—
Acquisition of noncontrolling interests	(9,864)	(1,591)	—
Contributions by noncontrolling interests	4,588	2,938	3,203
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(2,303,381)	(2,301,935)	(2,305,322)
Distributions paid to noncontrolling interests	(27,693)	(15,437)	(14,627)
Net cash flows used in financing activities	(1,630,681)	(2,078,576)	(112,928)
Net (decrease) increase in cash and equivalents, including restricted cash	$(129,321)	$47,041	$(404,782)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023

Cash and equivalents, including restricted cash at beginning of the period:
Cash and equivalents	$447,416	$370,002	$775,253
Restricted cash included in other assets	—	30,373	29,904
	$447,416	$400,375	$805,157

Cash and equivalents, including restricted cash at end of the period:
Cash and equivalents	$318,095	$447,416	$370,002
Restricted cash included in other assets	—	—	30,373
	$318,095	$447,416	$400,375

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(8,764)	$(7,324)	$(10,798)
Capital expenditures for property enhancements	—	(1,087)	(3,046)
Capital expenditures for energy efficiencies (LED lighting, solar)	(886)	(1,179)	(386)
Construction or expansion of real estate facilities	(19,111)	(47,159)	(68,099)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$(273,007)	$(269,498)	$(146,213)
Cash paid for income taxes, net of refunds	(6,350)	(6,877)	(11,056)
Cash received for sale of solar tax credits	15,847	—	—
See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of December 31, 2025, Public Storage owned all of the general partner interests and approximately 99.80% of the limited partnership interests of PSA OP, with the remaining 0.20% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At December 31, 2025, we owned interests in 3,171 self-storage facilities (with approximately 229.4 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.0 million net rentable square feet of commercial and retail space. In addition, we managed 362 facilities (with approximately 28.2 million net rentable square feet) for third parties at December 31, 2025.
At December 31, 2025, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 332 self-storage facilities (with approximately 18 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. In recording our share of equity in earnings or loss from Shurgard, we adjust Shurgard’s operating results, which are reported under International Financial Reporting Standards (“IFRS”), to conform with U.S. generally accepted accounting principles (“GAAP”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying consolidated financial statements in accordance with U.S. GAAP as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 16) are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Summary of Significant Accounting Policies
Consolidation and Equity Method of Accounting
We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. In addition, we have general partner interests in limited partnerships along with third-party investors to develop, construct or operate self-storage facilities. As the general partner, we consider the limited partnerships to be VIEs if the limited partners lack both substantive participating rights and substantive kick-out rights. We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE. PSA OP met the definition of a VIE and is consolidated by the Company as the primary beneficiary of PSA OP. All of the assets and liabilities of the Company are held by PSA OP. The total assets, primarily real estate assets, and the total liabilities of our other consolidated VIEs are not material as of December 31, 2025. We consolidate all other entities when we control them through voting shares or contractual rights. We refer to the entities we consolidate, for the period in which the reference applies, collectively as the “Subsidiaries,” and we eliminate intercompany transactions and balances.
We account for our investment in an entity that we do not consolidate but over which we have significant influence using the equity method of accounting. We refer to this entity, for the periods in which the reference applies, as the “Unconsolidated Real Estate Entity,” and we eliminate intra-entity profits and losses and amortize any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity was a consolidated subsidiary.
Equity in earnings of unconsolidated real estate entity presented on our income statements represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entity. The dividends we receive from the Unconsolidated Real Estate Entity are reflected on our consolidated statements of cash flows as “distributions from cumulative equity in earnings of unconsolidated real estate entity” to the extent of our cumulative equity in earnings, with any excess classified as “distributions in excess of cumulative equity in earnings from unconsolidated real estate entity.”
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
December 31, 2025
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
Our financial instruments consist of cash and cash equivalents, notes receivable, other assets, other liabilities, and notes payable and related interest rate swaps. Cash equivalents, notes receivable, other assets and other liabilities are stated at book value, which approximates fair value as of the balance sheet date due to the short time period to maturity or variable interest rates.
We estimate and disclose the fair value of our notes payable and related interest rate swaps using Level 2 inputs by discounting the related future cash flows at a rate based upon quoted interest rates for securities that have similar characteristics such as credit quality and time to maturity.
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
December 31, 2025
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
During 2025, we recognized $4.3 million of impairment write-down of certain land development parcels that are or will be marketed for sale. These land development parcels are included in other assets on the Consolidated Balance Sheet, and the related impairment write-down is included in real estate acquisition and development expense on the Consolidated Statements of Income.
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
December 31, 2025
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
At December 31, 2025, due primarily to our investment in Shurgard (Note 4) and our notes payable denominated in Euros (Note 8), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, against the U.S. Dollar. The Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at December 31, 2025 (1.039 at December 31, 2024), and average exchange rates of 1.130, 1.082 and 1.081 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
We recognize tax benefits of uncertain income tax positions only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2025, we had no uncertain tax positions.
We also incur income taxes in certain state and local jurisdictions, which are included in income tax (provision) benefit in the Consolidated Statements of Income.
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
In February 2024, we amended our 2021 Equity and Performance-Based Incentive Plan to further provide for the grant of awards to certain officers and trustees of the Company in the form of Long-Term Incentive Plan units (“LTIP units”) and appreciation-only LTIP units (“AO LTIP units”) of PSA OP. LTIP units are structured as “profit interests” for U.S. federal income tax purposes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and income taxes paid annual disclosure. This standard became effective for the Company, for its fiscal year 2025 reporting and for interim periods beginning in 2026. The enhanced disclosures regarded the Company’s Income Taxes are provided in Note 14.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), to amend the criteria for capitalizing internal-use software costs. This update is intended to modernize the accounting for software costs by replacing the legacy guidance under which capitalization is based on the nature of costs and the project development stage. This update requires software capitalization to begin when (1) management has authorized and committed funding to the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The guidance may be applied prospectively, retrospectively, or via a modified prospective approach. Early adoption is permitted. The company adopted these amendments effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures ("ASU 2024-03"), that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.
3. Real Estate Facilities
Activity in real estate facilities during 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$28,478,738	$27,465,238	$24,219,126
Capital expenditures to maintain real estate facilities	218,763	234,541	232,048
Capital expenditures for property enhancements	—	126,324	163,380
Capital expenditures for energy efficiencies (LED lighting, solar)	70,675	54,433	65,026
Acquisitions	882,208	254,940	2,442,118
Transfers, dispositions, and retirements, net	19,011	(106)	(19,322)
Developed or expanded facilities opened for operation	408,862	343,368	362,862
Ending balance	30,078,257	28,478,738	27,465,238
Accumulated depreciation:
Beginning balance	(10,426,186)	(9,423,974)	(8,554,155)
Depreciation expense	(1,046,039)	(1,002,212)	(881,255)
Transfers, dispositions and retirements	4,171	—	11,436
Ending balance	(11,468,054)	(10,426,186)	(9,423,974)
Construction in process:
Beginning balance	308,101	345,453	372,992
Costs incurred to develop and expand real estate facilities	302,214	307,650	356,788
Acquisitions	—	—	2,922
Transfer to Other Assets	(7,026)	—	(12,666)
Write-off of cancelled projects	(72)	(1,634)	(11,721)
Developed or expanded facilities opened for operation	(408,862)	(343,368)	(362,862)
Ending balance	194,355	308,101	345,453
Total real estate facilities at December 31, 2025	$18,804,558	$18,360,653	$18,386,717

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
During 2025, we acquired 87 self-storage facilities (6.1 million net rentable square feet of storage space), for a total cost of $945.6 million in cash. Approximately $63.4 million of the total cost was allocated to intangible assets. We completed development and redevelopment activities costing $408.9 million, adding 2.1 million net rentable square feet of self-storage space. Construction in process at December 31, 2025 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
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
During 2023, we acquired all the membership interests of BREIT Simply Storage LLC, a self-storage company that owns and operates 127 self-storage facilities (9.4 million net rentable square feet) and manages 25 self-storage facilities for third parties, for a purchase price of $2.2 billion in cash (the “Simply Acquisition”). Approximately $2 billion of the total costs was allocated to real estate facilities and $214.3 million was allocated to intangible assets.
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
During 2023, we completed a real estate transaction with a third-party, through which we sold an operating self-storage facility with a net book value of $7.1 million for gross proceeds of $40.0 million and acquired a nearby land parcel for $13.5 million. At the close of the transaction, we entered into a leaseback of the self-storage facility until we complete development of the acquired land into a self-storage facility, no later than December 31, 2026. Of the $40.0 million in gross proceeds, $24.3 million was allocated to the sale of the property based on its estimated fair value, resulting a net gain on sale of real estate of $17.1 million after direct transaction costs, and $15.7 million was classified as a reduction of costs to develop the acquired land included in construction in process. In 2025, the leaseback of the self-storage facility ended resulting in the disposal of the property.
During 2023, we also sold a land parcel for $0.1 million in cash and recorded a related gain on sale of real estate of $0.1 million.
At December 31, 2025, the adjusted basis of real estate facilities for U.S. federal tax purposes was approximately $19.5 billion (unaudited).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
4. Investment in Unconsolidated Real Estate Entity
Throughout all periods presented, we had an approximate 35% equity interest in Shurgard. On November 14, 2023, Shurgard issued 8,163,265 new common shares to institutional investors. We participated on a pro-rata basis in the offering and acquired 2,863,674 common shares for a cost of $112.6 million. On September 26, 2024, Shurgard issued 1,114,194 new common shares to its shareholders who opted to exchange the cash dividend rights declared on August 13, 2024 for additional shares. We received 487,600 new common shares in exchange for all of our dividend rights. On September 15 and June 13, 2025, Shurgard issued 1,192,066 and 1,267,459 new common shares to its shareholders who opted to exchange the cash dividend rights declared on August 13, 2025 and May 14, 2025, respectively, for additional shares. On September 15 and June 13, 2025, we received 576,984 and 576,992 new common shares, respectively, in exchange for all of our dividend rights. At December 31, 2025, we owned 35,773,710 common shares of Shurgard. Based upon the closing price at December 31, 2025 (€29.30 per share of Shurgard common stock, at 1.174 exchange rate of U.S. Dollars to the Euro), the shares we owned had a market value of approximately $1.2 billion.
Our equity in earnings of Shurgard comprise our equity share of Shurgard’s net income, less amortization of the Shurgard Basis Differential (defined below). During 2025, 2024, and 2023, we received $5.0 million, $4.3 million, and $3.8 million of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark, respectively. We eliminated $1.8 million, $1.5 million, and $1.3 million of intra-entity profits and losses for 2025, 2024, and 2023, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income on our Consolidated Statements of Income.
During 2025, we elected to receive our dividend distributions entirely in the form of additional shares as described above. In 2024, and 2023, we received cash dividend distributions from Shurgard totaling $22.8 million, and $39.0 million, respectively. Approximately $13.3 million, and $11.0 million of total cash distributions from Shurgard during the year ended 2024, and 2023, respectively, represented distributions in excess of cumulative equity in earnings from Shurgard, which was classified within cash flows from investing activities in the Consolidated Statements of Cash Flows.
At December 31, 2025, our investment in Shurgard’s real estate assets exceeded our pro-rata share of the underlying amounts on Shurgard’s balance sheet by $37.7 million ($62.6 million at December 31, 2024). This differential (the “Shurgard Basis Differential”) includes our basis adjustments in Shurgard’s real estate assets net of related deferred income taxes. During 2025, we transferred $25.7 million of the Shurgard Basis Differential to Real Estate Facilities. The Shurgard Basis Differential is being amortized as a reduction to equity in earnings of the Unconsolidated Real Estate Entity. Such amortization totaled approximately $8.0 million, $4.5 million, and $4.1 million during 2025, 2024, and 2023, respectively.
As of December 31, 2025, 2024 and 2023, we translated the book value of our investment in Shurgard from Euro to U.S. Dollars and recorded $24.2 million in other comprehensive income, $4.7 million in other comprehensive loss and $13.1 million in other comprehensive income during the years ended December 31, 2025, 2024 and 2023, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	At December 31, 2025			At December 31, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

	(Amounts in thousands)

Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,071,488	(1,004,542)	66,946	1,008,111	(910,591)	97,520
Total goodwill and other intangible assets	$1,256,155	$(1,004,542)	$251,613	$1,192,778	$(910,591)	$282,187
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $94.0 million, $117.6 million and $82.7 million in 2025, 2024, and 2023, respectively. During 2025, 2024, and 2023, intangibles increased $63.4 million, $12.5 million, and $237.5 million, respectively, in connection with the acquisition of real estate facilities and Simply Acquisition (Note 3).
The remaining amortization expense will be recognized over a weighted average life of approximately 1.2 years. The estimated future amortization expense for our finite-lived intangible assets at December 31, 2025 is as follows:

Year	Amount

(Amounts in Thousands)

2026	$51,993
2027	10,545
2028	965
2029	212
2030	212
Thereafter	3,019
Total	$66,946
6. Notes Receivable
We offer bridge loan financing to third-party self-storage owners for operating properties that we manage. The bridge loans, collateralized by operating self-storage properties, typically have a term of three or four years with two one-year extensions, and have variable interest rates. At December 31, 2025 and December 31, 2024, we had notes receivable of $142.1 million and $10.0 million with average annual interest rates of 7.9% and 8.1%, respectively. At December 31, 2025, we had unfunded loan commitments of $43.9 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. As of December 31, 2025 and 2024, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was immaterial.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
7. Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), which increased our borrowing limit from $500 million to $1.5 billion and extended the maturity date from April 19, 2024 to June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at December 31, 2025). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at December 31, 2025). At December 31, 2025, we had no outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.4 million at December 31, 2025 ($19.4 million at December 31, 2024). The Credit Facility has various customary restrictive covenants with which we were in compliance at December 31, 2025.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
8. Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at December 31, 2025 and December 31, 2024 are set forth in the tables below:

			Amounts at December 31, 2025				Amounts at December 31, 2024
	Coupon Rate	Effective Rate	Principal	Unamortized Costs	Book Value	Fair Value	Book Value	Fair Value

			(Dollar amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due July 25, 2025	SOFR+0.60%	4.940%	$—	$—	$—	$—	$399,537	$400,714
Notes due February 15, 2026	0.875%	1.030%	500,000	(99)	499,901	497,958	499,160	479,639
Notes due November 9, 2026	1.500%	1.640%	650,000	(747)	649,253	636,828	648,383	614,981
Notes due April 16, 2027	SOFR+0.70%	4.645%	700,000	(1,416)	698,584	703,891	697,544	706,119
Notes due September 15, 2027	3.094%	3.218%	500,000	(908)	499,092	494,206	498,564	480,904
Notes due May 1, 2028	1.850%	1.962%	650,000	(1,567)	648,433	620,402	647,756	592,876
Notes due November 9, 2028	1.950%	2.044%	550,000	(1,375)	548,625	520,843	548,144	494,867
Notes due January 15, 2029	5.125%	5.260%	500,000	(1,775)	498,225	516,660	497,639	506,074
Notes due May 1, 2029	3.385%	3.459%	500,000	(1,017)	498,983	489,405	498,673	472,031
Notes due July 1, 2030 (a)	4.375%	4.568%	475,000	(3,645)	471,497	478,958	—	—
Notes due May 1, 2031	2.300%	2.419%	650,000	(3,642)	646,358	588,030	645,673	555,387
Notes due November 9, 2031	2.250%	2.322%	550,000	(2,078)	547,922	490,580	547,570	459,682
Notes due August 1, 2033	5.100%	5.207%	700,000	(4,392)	695,608	724,886	695,028	695,171
Notes due July 1, 2035	5.000%	5.143%	400,000	(4,184)	395,816	406,046	—	—
Notes due August 1, 2053	5.350%	5.474%	900,000	(15,224)	884,776	870,986	884,224	856,992
			8,225,000	(42,069)	8,183,073	8,039,679	7,707,895	7,315,437

Euro Denominated Unsecured Debt
Notes due November 3, 2025	2.175%	2.175%	—	—	—	—	251,385	249,979
Notes due September 9, 2030	0.500%	0.640%	821,758	(5,252)	816,506	727,308	720,735	630,159
Notes due January 24, 2032	0.875%	0.978%	586,970	(3,250)	583,720	508,532	515,575	443,113
Notes due January 20, 2034	3.500%	3.836%	498,925	(5,945)	492,980	441,580	—	—
Notes due April 11, 2039	4.080%	4.080%	176,091	(65)	176,026	177,535	155,736	166,979
			2,083,744	(14,512)	2,069,232	1,854,955	1,643,431	1,490,230

Mortgage Debt, secured by 2 real estate facilities with a net book value of 10.8 million	4.240%	4.240%	1,576	—	1,576	1,545	1,708	1,591

			$10,310,320	$(56,581)	$10,253,881	$9,896,179	$9,353,034	$8,807,258

(a) The book value includes $0.1 million in adjustments related to changes in fair value attributable to hedging instruments on these notes as of December 31, 2025. See below for further discussion.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
U.S. Dollar Denominated Unsecured Notes
On June 30, 2025, PSOC completed a public offering of $875 million aggregate principal amount of senior notes, including $475 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.375% maturing on July 1, 2030 and $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.000% maturing on July 1, 2035. Interest on the senior notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. In connection with the offering, we received approximately $867 million in net proceeds.
In connection with our public offering of senior notes due July 1, 2030, we entered into three separate interest rate swap agreements, with a combined notional amount of $475 million, which effectively convert the debt’s fixed interest rate to a variable rate (SOFR + 0.92%). The swaps were designated in combination as a fair value hedge of interest rate risk and mature on July 1, 2030. The Company’s hedging relationship is assumed to be perfectly effective. As of December 31, 2025, the fair value of the swaps was an asset position of $0.1 million. There was no impact to earnings for the year ended December 31, 2025. The estimated fair values of our swaps are based upon changes in benchmark interest rates related to these notes. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 in the fair value hierarchy.
On July 25, 2025, we repaid PSOC’s outstanding $400 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.60% at maturity.
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
On April 23, 2024, we repaid PSOC’s outstanding $700 million aggregate principal amount of floating rate senior notes bearing interest at a rate of Compounded SOFR + 0.470% at maturity.
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
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at December 31, 2025. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 19% at December 31, 2025) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 12x for the trailing twelve months ended December 31, 2025) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At December 31, 2025, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €500.0 million issued in a public offering on January 24, 2020, (ii) €700.0 million issued in a public offering on September 9, 2021, (iii) €150.0 million issued to institutional investors on April 11, 2024, and (iv) €425.0 million issued in a public offering on October 3, 2025. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
On October 3, 2025, PSOC completed a public offering of €425.0 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 3.500% maturing on January 20, 2034. We received €420.8 million in net proceeds from the offering. On November 3, 2025, we used the net proceeds to repay PSOC’s outstanding €242.0 million aggregate principal amount 2.175% senior notes due November 3, 2025 to institutional investors.
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
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (losses of $213.5 million in 2025, as compared to gains of $103.0 million in 2024 and losses of $51.6 million in 2023).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At December 31, 2025, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At December 31, 2025, approximate principal maturities of our Notes Payable are as follows:

	Unsecured Debt	Mortgage Debt	Total

	(Amounts in thousands)

2026	$1,150,000	$138	$1,150,138
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
2030	1,296,758	1,061	1,297,819
Thereafter	4,461,986	14	4,462,000
	$10,308,744	$1,576	$10,310,320
Weighted average effective rate	3.2%	4.2%	3.2%
Interest capitalized as real estate totaled $6.5 million, $10.5 million, and $9.3 million for 2025, 2024, and 2023, respectively.
9. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At December 31, 2025, certain of these subsidiaries have issued 470,398 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including common units (“OP Units”) and vested LTIP units from equity awards we issue to certain officers and trustees of the Company (see Note 12 Share-based Compensation). Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At December 31, 2025, approximately 0.20% of the partnership interests of PSA OP, were not owned by the Company. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.
10. Shareholders’ Equity

Preferred Shares
At December 31, 2025 and December 31, 2024, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2025		At December 31, 2024
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At December 31, 2025, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Common Shares
During 2025, 2024, and 2023, activity with respect to our common shares was as follows:

	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollar amounts in thousands)

Employee stock-based compensation and exercise of stock options (Note 12)	91,850	$9,544	280,141	$47,411	405,059	$53,386
Issuance of commons shares for cash	—	—	184,390	60,321	—	—
Repurchase of common shares	—	—	(726,865)	(200,000)	—	—
	91,850	$9,544	(262,334)	$(92,268)	405,059	$53,386
In 2024, our Board authorized an “at the market” offering program pursuant to which management may issue common shares up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs. There were no issuances of shares under the program in 2025.
Our Board has authorized a share repurchase program pursuant to which management may repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. Since the inception of the program, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. The repurchased shares are constructively retired and returned to an authorized and unissued status. There are 10,551,219 common shares that may yet be repurchased under our repurchase program as of December 31, 2025 and there were no repurchases for the year ended December 31, 2025.
Common share dividends paid, including amounts paid to our restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders totaled $2.109 billion ($12.00 per share), $2.107 billion ($12.00 per share), and $2.111 billion ($12.00 per share) for the years ended December 31, 2025, 2024, and 2023, respectively. Preferred share dividends totaled $194.7 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.
The unaudited characterization of dividends for U.S. federal corporate income tax purposes is made based upon earnings and profits of the Company, as defined by the Code. For the tax year ended December 31, 2025, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2025 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Dividends	100.00%	100.00%	100.00%	100.00%
Capital Gain Distributions	0.00%	0.00%	0.00%	0.00%
Total	100.00%	100.00%	100.00%	100.00%
The ordinary income dividends distributed for the tax year ended December 31, 2025 are not qualified dividends under the Internal Revenue Code; however, they are subject to the 20% deduction under IRS Section 199A.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
11. Related Party Transactions
At December 31, 2025, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 67 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $2.1 million, $2.2 million and $2.1 million for 2025, 2024, and 2023, respectively.
12. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table.

	Year Ended December 31,
	2025	2024	2023

	(Amounts in thousands)

Self-storage cost of operations	$12,003	$12,128	$13,636
Ancillary cost of operations	1,276	1,161	1,289
Real estate acquisition and development expense	1,660	2,750	1,242
General and administrative	24,963	28,708	25,399
Total	$39,902	$44,747	$41,566
In addition, $2.2 million, $3.1 million, and $2.4 million share-based compensation cost was capitalized as real estate facilities for the years ended December 31, 2025, 2024, and 2023, respectively.
In May 2025, our shareholders approved an amendment and restatement of the 2021 Equity and Performance-Based Incentive plan to increase the number of common shares reserved for issuance under the 2021 Plan by an additional 3.0 million shares and to extend the termination date of the 2021 Plan from April 25, 2031 to May 7, 2035.
Following the amendment and restatement of our 2021 Equity and Performance-Based Incentive Plan in February 2024, which further provided for the grant of awards in the form of LTIP units and AO LTIP units of PSA OP, we issued LTIP units and AO LTIP units in substitution for 156,632 RSUs and 2,238,874 stock options, respectively. The LTIP units and AO LTIP units issued have the same vesting conditions as the original awards and remain classified as equity awards. The fair value of the LTIP units and AO LTIP units issued is materially the same as the original awards immediately before the substitution. As a result, we did not adjust the share-based compensation costs associated with these substituted awards.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
For the years ended December 31, 2025, 2024, and 2023, we incurred share-based compensation cost for RSUs and LTIP units of $30.5 million, $34.4 million, and $28.2 million, respectively.
During 2025, 36,802 performance-based LTIP unit awards (at target) were granted to certain executive officers and key employees. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 73,604 LTIP units.
Among the 128,565 RSUs and LTIP units granted during 2024, 34,550 performance-based LTIP unit awards (at target) and 3,770 performance-based RSUs were granted to certain executive officers and key employees. The vesting of performance-based LTIP unit awards is dependent upon meeting certain market conditions over a three-year period from March 5, 2024 through March 4, 2027, with continued service-based vesting through the first quarter of 2029. These LTIP unit awards require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 69,100 LTIP units. The vesting of performance-based RSUs is dependent upon meeting certain operational performance targets in 2024 and continued service through 2028. These performance targets were met at 100% achievement.
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
Remaining compensation cost related to RSUs and LTIP units outstanding at December 31, 2025 totals approximately $64.0 million and is expected to be recognized over the next three years on average. The following tables set forth relevant information with respect to restricted shares:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Service-Based		Performance-Based (a)		Total
	Number of Awards	Weighted-Average Grant-Date Fair Value	Number of Awards	Weighted-Average Grant-Date Fair Value	Number of Awards	Weighted-Average Grant-Date Fair Value
Unvested awards outstanding January 1, 2023	407,812	$258.34	68,235	$336.33	476,047	$269.52
Granted	77,974	296.19	37,211	295.61	115,185	296.01
Vested	(132,909)	(245.19)	(9,250)	(275.12)	(142,159)	(247.13)
Forfeited	(30,229)	(266.60)	(2,183)	(300.86)	(32,412)	(268.91)
Unvested awards outstanding December 31, 2023	322,648	$272.14	94,013	$327.06	416,661	$284.53
Granted (b)	83,651	308.24	44,914	228.68	128,565	280.45
Vested	(130,321)	(259.20)	(10,004)	(275.12)	(140,325)	(260.33)
Forfeited	(18,104)	(286.93)	(866)	(300.86)	(18,970)	(287.57)
Unvested awards outstanding December 31, 2024	257,874	$289.35	128,057	$296.79	385,931	$291.82
Granted	74,479	262.47	36,802	293.08	111,281	272.59
Vested	(104,560)	(274.02)	(27,148)	(350.21)	(131,708)	(289.73)
Forfeited	(16,603)	(297.39)	—	—	(16,603)	(297.39)
Unvested awards outstanding December 31, 2025	211,190	$286.83	137,711	$285.27	348,901	$286.21

	2025	2024	2023

Amounts for the year:	(Dollar Amounts in Thousands)
Fair value of vested shares and vested LTIP units on vesting date	$36,864	$41,848	$41,999
Cash paid for taxes upon vesting in lieu of issuing common shares	$8,646	$12,667	$13,950
Common shares issued upon vesting	50,016	63,840	96,657
Vested LTIP units issued upon vesting	54,136	40,396	—
Average assumptions used in valuing restricted share units with market conditions with the Monte-Carlo simulation method:
Time from the valuation date to the end of the Performance Period	3	3	3
Risk-free interest rate	4.0%	4.2%	3.8%
Expected volatility, based upon historical volatility	24.9%	23.8%	28.2%
Expected dividend yield	3.8%	4.3%	4.1%
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

For the years ended December 31, 2025, 2024, and 2023, we incurred share-based compensation cost for outstanding stock options of $10.6 million, $12.7 million and $14.9 million, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
During 2025, 103,839 of service-based AO LTIP units, 61,388 of performance-based AO LTIP units (at target), and 3,177 service-based options were granted to certain executive officers and trustees. The vesting of the performance-based AO LTIP units is dependent upon meeting certain market conditions over a three-year period from March 5, 2025 through March 4, 2028, with continued service-based vesting through the first quarter of 2030. These performance-based AO LTIP units require relative achievement of the Company’s total shareholder return as compared to the weighted average total shareholder return of specified peer groups and can result in grantees earning from zero to a maximum of 122,776 AO LTIP units.
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
The stock options and AO LTIP units outstanding at December 31, 2025 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $73.2 million and remaining average contractual lives of approximately four years. Total compensation cost related to unvested AO LTIP units and stock options that have not yet been recognized is $10.1 million and are expected to be recognized as compensation cost over approximately two years on average. Exercisable stock options and convertible AO LTIP units have an aggregate intrinsic value of approximately $70.4 million at December 31, 2025 and remaining average contractual lives of approximately four years.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Additional information with respect to stock options and AO LTIP units during 2025, 2024, and 2023 is as follows:

	Service-Based		Performance-Based (a)		Total
	Number of Awards	Weighted Average Exercise or Conversion Price per Award	Number of Awards	Weighted Average Exercise or Conversion Price per Award	Number of Awards	Weighted Average Exercise or Conversion Price per Award
Awards outstanding January 1, 2023	1,854,041	$209.53	1,310,442	$229.39	3,164,483	$217.75
Granted (b)	60,000	286.81	180,425	265.46	240,425	270.79
Exercised	(272,250)	(167.15)	(34,401)	(221.68)	(306,651)	(173.26)
Cancelled	(12,049)	(293.81)	(34,987)	(229.34)	(47,036)	(245.86)
Awards outstanding December 31, 2023	1,629,742	$218.83	1,421,479	$234.16	3,051,221	$225.97
Granted (c)	110,084	278.82	87,782	297.12	197,866	286.94
Exercised or converted (d)	(381,850)	(194.09)	(301,498)	(221.83)	(683,348)	(206.33)
Cancelled	(10,110)	(320.69)	(5,164)	(221.68)	(15,274)	(287.21)
Awards outstanding December 31, 2024	1,347,866	$229.98	1,202,599	241.90	2,550,465	$235.60
Granted	107,016	305.46	61,388	311.30	168,404	307.59
Exercised or converted (e)	(223,705)	(209.97)	(34,538)	(221.68)	(258,243)	(211.54)
Cancelled	(6,884)	(386.32)	—	—	(6,884)	(386.32)
Awards outstanding December 31, 2025	1,224,293	$239.35	1,229,449	$245.93	2,453,742	$242.65
Awards exercisable or convertible at December 31, 2025	1,049,184	$229.89	873,551	$230.71	1,922,735	$230.26
(a)Number of performance-based awards are presented based on the target performance pursuant to the terms of each applicable award when granted and adjusted to the actual number of awards earned based on the actual performance.
(b)Amount granted for performance-based stock options includes 63,257 options for payout adjustments based on Total Shareholder Return modifier for options granted in 2021.
(c)Amount granted for performance-based awards includes 24,065 AO LTIP units for payout adjustments based on Total Shareholder Return for awards granted in 2022.
(d)214,996 common shares were issued upon the exercise of stock options and 186,944 vested LTIP units were issued upon conversion of 468,352 AO LTIP units in the year ended December 31, 2024.
(e)41,367 common shares were issued upon the exercise of stock options and 66,936 vested LTIP units were issued upon conversion of 216,876 AO LTIP units in the year ended December 31, 2025.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	2025	2024	2023

Aggregate exercise date intrinsic value of options and AO LTIP units exercised or converted during the year (in 000's)	$15,091	$85,833	$35,662

Average assumptions used in valuing options and AO LTIP units with the Black-Scholes method:
Expected life of options in years, based upon historical experience	6	6	6
Risk-free interest rate	4.1%	4.2%	3.5%
Expected volatility, based upon historical volatility	25.1%	24.4%	24.4%
Expected dividend yield	3.9%	4.3%	4.2%

Average assumptions used in valuing options and AO LTIP units with market conditions with the Monte-Carlo simulation method:
Expected life of options in years, based upon historical experience	7	7	7
Risk-free interest rate	4.1%	4.1%	3.5%
Expected volatility, based upon historical volatility	24.7%	24.1%	23.8%
Expected dividend yield	3.8%	4.3%	4.1%

Average estimated value of options and AO LTIP Units granted during the year	$61.73	$51.33	$56.86
Trustee Deferral Program
Non-management trustees may elect to receive all or a portion of their cash retainers in cash, unrestricted common shares, fully-vested LTIP units, or DSUs to be settled at a specified future date. Unrestricted common shares and/or LTIP units and DSUs will be granted to the non-management trustee on the last day of each calendar quarter based on the cash retainer earned for that quarter and converted into a number of shares or units based on the applicable closing price of our common shares on such date. During 2025, we granted 2,112 fully vested LTIP units, 790 DSUs, and 467 unrestricted common shares. During 2025, 602 previously granted DSUs were settled in common shares. A total of 11,674 DSUs were outstanding at December 31, 2025 (11,486 at December 31, 2024).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options and AO LTIP units outstanding for diluted net income per common share. Stock options and AO LTIP units equivalent to 572,130 common shares were excluded from the computation of diluted earnings per share for 2025, as compared to 138,739 common shares for 2024, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023

	(Amounts in thousands, except per share data)
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$1,585,585	$1,872,685	$1,948,741

Denominator for basic net income per share - weighted average common shares outstanding	175,447	175,351	175,472
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	455	687	671
Denominator for dilutive net income per share - weighted average common shares outstanding	175,902	176,038	176,143

Net income per common share:
Basic	$9.04	$10.68	$11.11
Dilutive	$9.01	$10.64	$11.06

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
14. Income Taxes
As a REIT, the Company is generally not subject to U.S. federal income tax with respect to that portion of its income which is distributed annually to its stockholders. However, the Company has elected to treat certain of its corporate subsidiaries as a TRS. In general, a TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal corporate income tax and may be subject to state and local income taxes.
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar Amounts in Thousands)
Expected tax expense at statutory rate	$375,859	21.0%	$438,707	21.0%	$455,898	21.0%
State and local income taxes(a)	6,946	0.4%	2,689	0.1%	7,871	0.4%
Foreign tax expense(b)	1,776	0.1%	1,564	0.1%	476	—%
Tax Credits	(16,585)	(0.9)%	(17,774)	(0.9)%	(8,639)	(0.4)%
Changes in Valuation Allowance(c)	8,669	0.5%	24,353	1.2%	14,631	0.7%
Nontaxable or nondeductible items:
Nontaxable REIT income	(373,557)	(20.9)%	(438,739)	(21.0)%	(451,640)	(20.8)%
Other	(10,336)	(0.6)%	(6,131)	(0.3)%	(7,776)	(0.4)%
Income tax provision (benefit) and effective tax rate	$(7,228)	(0.4)%	$4,669	0.2%	$10,821	0.5%
(a) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category
(b) Foreign tax expense related to Shurgard’s operations in the United Kingdom
(c) Includes $15.8 million related to the reversal of valuation allowance on sale of solar tax credits during the year ended December 31, 2025.
15. Segment Information
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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Year Ended December 31,
	2025	2024	2023

	(Amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$4,489,413	$4,395,993	$4,259,613
Cost of operations:
Property taxes	(480,793)	(451,992)	(411,323)
On-site property manager payroll	(162,942)	(167,258)	(164,405)
Repairs and maintenance	(98,140)	(93,763)	(83,429)
Utilities	(65,517)	(63,611)	(62,462)
Marketing	(103,340)	(106,414)	(90,717)
Other direct property costs	(123,239)	(122,119)	(114,879)
Indirect cost of operations (a):	(143,067)	(131,563)	(134,735)
Total cost of operations	(1,177,038)	(1,136,720)	(1,061,950)
Net operating income	3,312,375	3,259,273	3,197,663
Depreciation and amortization	(1,151,840)	(1,129,766)	(970,056)
Net income	2,160,535	2,129,507	2,227,607

Ancillary Operations
Revenue	334,700	299,623	258,077
Cost of operations	(132,937)	(121,281)	(85,996)
Net operating income	201,763	178,342	172,081
Total net income allocated to segments	2,362,298	2,307,849	2,399,688

Other items not allocated to segments:
Real estate acquisition and development expense	(19,550)	(15,506)	(26,451)
General and administrative	(106,682)	(106,677)	(80,632)
Interest and other income	63,099	67,212	85,590
Interest expense	(304,495)	(287,401)	(201,132)
Equity in earnings of unconsolidated real estate entity	9,604	19,821	27,897
Foreign currency exchange gain (loss)	(215,583)	102,244	(51,197)
Gain on sale of real estate	1,113	1,537	17,178
Income tax (provision) benefit	7,228	(4,669)	(10,821)
Net income	$1,797,032	$2,084,410	$2,160,120
(a) Indirect cost of operations are comprised of supervisory payroll, centralized management costs, and share-based compensation

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
16. Commitments and Contingencies
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase excess insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At December 31, 2025, there were approximately 1.5 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $7.2 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $169.4 million at December 31, 2025. We expect to pay approximately $155.3 million in 2026 and $14.1 million in 2027 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $65.5 million at December 31, 2025. We expect to pay approximately $4.8 million in 2026, $4.5 million in 2027, $2.9 million in each of 2028 and 2029, $2.7 million in 2030, and $47.7 million thereafter for these commitments.
We have unfunded capital commitments related to our private equity investments totaling $48.2 million at December 31, 2025. We have unfunded loan commitments totaling $43.9 million at December 31, 2025. We expect to fund the loans in 2026, subject to the satisfaction of certain conditions.
17. Corporate Transformation Costs
We have launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology and shifting our geographic footprint with a stronger corporate presence in offshore locations and relocation of our principal office from California to Texas. The initiative is intended to transform our corporate functions, improving efficiency and productivity.
Corporate transformation costs of approximately $4.9 million were incurred for the year ended December 31, 2025.
Corporate transformation costs are a component of general and administrative expense in the Consolidated Statements of Income. The following table presents changes in accrued corporate transformation costs and cumulative costs incurred to date:

	Year Ended December 31, 2025
	Severance and Retention	Recruitment and Relocation	Other	Total

	(Amounts in thousands)

Balances at December 31, 2024	$—	$—	$—	$—
Costs	2,359	2,022	494	4,875
Cash payments	(1,405)	(2,022)	(494)	(3,921)
Balances at December 31, 2025	$954	$—	$—	$954

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
18. Subsequent Events
On February 12, 2026, the Company announced that Joseph D. Russell, Jr., President, Chief Executive Officer, and a trustee of the Board, notified the Board of his decision to retire from all of his positions effective as of March 31, 2026 (the “Retirement Date”). Subsequent to the Retirement Date, Mr. Russell will provide consulting services to the Company through March 31, 2027 under a retirement and transition agreement pursuant to which he will receive monthly consulting fees equal to $400,000.
The Company also announced the Board’s appointment of H. Thomas Boyle, who currently serves as the Company’s Senior Vice President, Chief Financial Officer and Chief Investment Officer, as Chief Executive Officer and trustee to succeed Mr. Russell effective April 1, 2026. In connection with his appointment as CEO, Mr. Boyle’s annual base salary was increased to $1.0 million (effective as of April 1, 2026), his 2026 target annual performance-based bonus was increased to 200% of his base salary, and the aggregate target value of his 2026 annual equity award is $10.0 million. Additionally, in connection with his promotion, Mr. Boyle was granted a time-based AO LTIP Unit award in the Company’s Operating Partnership, with a grant date fair value of $10.0 million. The AO LTIP Unit award has a conversion price of $350 per unit and vests over eight years, with 60% of the award vesting on the sixth anniversary of the grant date and the remaining 40% vesting ratably over the following two years.
The Company further announced the Board’s appointment of Joseph D. Fisher as the Company’s President and Chief Financial Officer effective February 16, 2026. Mr. Fisher has been serving as a consultant for the Company since January 2026 and was previously President, Chief Financial Officer, and Chief Investment Officer at UDR, Inc. Mr. Fisher will participate in the Company’s executive compensation program. He will receive an initial annual base salary of $600,000, he will be eligible to receive a 2026 annual performance-based cash incentive award with a target annual bonus potential of $1.4 million, and a 2026 annual equity award with an aggregate target value of $4.0 million. Additionally, in connection with his appointment, Mr. Fisher was granted a time-based AO LTIP Unit award in the Company’s Operating Partnership, with a grant date fair value of $3.0 million. The AO LTIP Unit award has a conversion price of $350 per unit and vests over eight years, with 60% of the award vesting on the sixth anniversary of the grant date and the remaining 40% vesting ratably over the following two years.
On February 10, 2026, the Board appointed Shankh S. Mitra, an independent trustee of the Company, to succeed Ronald L. Havner as the Chairman of the Board, effective as of April 1, 2026. In connection with this transition, the Company entered into agreements to sell to Mr. Mitra and Mr. Havner non-qualified options (“OP Options”) to purchase common units of the Operating Partnership for an aggregate purchase price of $25.0 million and $5.0 million, respectively. The purchase price was based on the Company’s determination of the fair value of the OP Options using a Monte Carlo Valuation simulation prepared by a third-party valuation firm. The OP Options have an exercise price of $350 per unit, will become exercisable upon the sixth anniversary of the settlement date, and have a 10-year term. The transactions, which are expected to settle on or before February 20, 2026, were approved by the Audit Committee and the Board of Trustees in accordance with the Company’s policies.
On February 10, 2026, the Board approved a change in the Company’s principal office from Glendale, California, to Frisco, Texas, effective immediately.
Subsequent to December 31, 2025, we acquired or were under contract to acquire three self-storage facilities across three states with 0.2 million net rentable square feet for $20.7 million.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2025
Description	No. of Facilities	Net Rentable Square Feet	2025 Encumbrances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Self-storage facilities by market:
Los Angeles	233	17,941	$187	$585,848	$1,134,751	$687,867	$596,216	$1,812,250	$2,408,466	$1,130,816
Dallas/Ft. Worth	221	19,992	—	385,801	2,278,224	312,713	388,232	2,588,506	2,976,738	748,150
Houston	174	14,587	—	289,007	963,575	360,489	288,329	1,324,742	1,613,071	534,986
Chicago	145	9,403	—	158,287	530,281	222,108	161,124	749,552	910,676	505,451
San Francisco	142	9,496	—	248,501	570,134	384,278	265,895	937,018	1,202,913	660,441
Atlanta	122	8,182	1,389	168,081	482,923	150,784	168,444	633,344	801,788	381,481
Washington DC	119	8,443	—	423,176	1,329,933	239,540	438,682	1,553,967	1,992,649	635,368
Orlando/Daytona	117	6,928	—	187,890	652,931	118,690	193,296	766,215	959,511	278,476
New York	108	8,209	—	316,900	768,161	409,256	323,538	1,170,779	1,494,317	687,481
Miami	104	7,969	—	283,795	631,694	214,574	285,688	844,375	1,130,063	497,026
Seattle/Tacoma	102	7,402	—	246,108	634,810	233,019	249,239	864,698	1,113,937	529,836
Denver	76	5,606	—	125,358	362,010	137,085	125,851	498,602	624,453	243,877
Tampa	76	5,288	—	126,757	450,309	110,350	130,071	557,345	687,416	218,135
Philadelphia	72	4,883	—	75,325	341,298	104,459	74,346	446,736	521,082	238,242
Minneapolis/St. Paul	68	5,533	—	128,142	332,631	160,591	131,695	489,669	621,364	235,534
Charlotte	62	4,760	—	89,937	250,135	115,134	97,800	357,406	455,206	207,708
Detroit	54	3,961	—	77,077	289,354	95,458	78,484	383,405	461,889	189,273
Phoenix	53	3,889	—	108,051	367,874	74,946	108,042	442,829	550,871	195,300
Baltimore	52	4,109	—	142,206	798,014	85,384	143,430	882,174	1,025,604	240,590
Portland	51	3,078	—	65,802	233,930	58,237	66,460	291,509	357,969	165,514
Oklahoma City	51	3,712	—	70,646	328,653	38,730	70,646	367,383	438,029	82,258
West Palm Beach	49	3,960	—	162,675	246,483	135,017	163,623	380,552	544,175	210,124
San Antonio	42	3,045	—	58,753	250,276	48,529	58,711	298,847	357,558	120,781
Raleigh	41	2,988	—	94,345	247,524	59,558	95,314	306,113	401,427	120,796
Austin	40	3,128	—	73,198	224,069	66,215	75,720	287,762	363,482	143,275
Sacramento	38	2,291	—	34,758	115,143	48,496	35,242	163,155	198,397	108,401
Columbia	38	2,408	—	46,809	188,845	37,781	47,569	225,866	273,435	71,903
Norfolk	37	2,218	—	48,750	131,950	39,880	48,189	172,391	220,580	104,354
Indianapolis	37	2,440	—	46,160	171,251	33,510	47,160	203,761	250,921	84,753
Columbus	32	2,431	—	55,843	143,208	43,410	55,950	186,511	242,461	77,079
Kansas City	31	2,116	—	20,212	114,080	64,111	20,412	177,991	198,403	87,052
Boston	30	2,079	—	86,790	230,427	47,541	87,356	277,402	364,758	161,041
St. Louis	27	1,738	—	22,546	85,838	50,631	24,295	134,720	159,015	86,864
Las Vegas	27	1,989	—	35,047	148,111	57,543	37,758	202,943	240,701	79,837
Nashville/Bowling Green	26	1,753	—	49,172	142,351	42,585	49,170	184,938	234,108	53,973
Mobile	25	1,491	—	31,428	141,135	17,589	31,255	158,897	190,152	32,106

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2025
Description	No. of Facilities	Net Rentable Square Feet	2025 Encumbrances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
San Diego	24	2,336	—	89,782	162,043	80,472	92,292	240,005	332,297	143,295
Cincinnati	22	1,439	—	21,126	79,210	33,306	21,044	112,598	133,642	50,828
Memphis	22	1,413	—	27,627	167,899	21,529	28,980	188,075	217,055	45,752
Greensville/Spartanburg/Asheville	18	1,112	—	14,689	79,866	20,378	15,605	99,328	114,933	36,704
Colorado Springs	17	1,164	—	13,667	64,569	30,286	13,664	94,858	108,522	45,570
Charleston	17	1,249	—	29,099	90,950	28,596	30,075	118,570	148,645	45,010
Fort Myers/Naples	17	1,335	—	36,676	121,930	29,170	36,355	151,421	187,776	45,150
Milwaukee	16	1,054	—	13,981	42,149	17,445	13,950	59,625	73,575	42,075
Louisville	16	957	—	24,868	50,185	14,310	24,867	64,496	89,363	29,751
Richmond	16	810	—	21,121	56,202	12,231	20,926	68,628	89,554	33,807
Jacksonville	15	909	—	14,454	47,415	19,250	14,503	66,616	81,119	45,450
Birmingham	15	607	—	6,316	25,567	22,215	6,204	47,894	54,098	35,892
Greensboro	15	917	—	15,590	43,181	22,676	17,679	63,768	81,447	39,591
Chattanooga	15	1,009	—	14,443	58,722	13,990	14,245	72,910	87,155	26,707
Savannah	14	873	—	38,343	63,263	10,889	37,015	75,480	112,495	31,649
Boise	14	1,488	—	44,378	130,087	3,499	44,378	133,586	177,964	15,277
Honolulu	13	994	—	77,115	161,335	25,594	78,033	186,011	264,044	99,429
New Orleans	13	921	—	14,749	76,863	17,035	14,917	93,730	108,647	42,838
Salt Lake City	13	786	—	20,454	41,607	9,767	20,103	51,725	71,828	23,046
Hartford/New Haven	11	693	—	6,778	19,959	30,438	8,443	48,732	57,175	40,710
Omaha	11	936	—	17,965	69,085	7,350	17,965	76,435	94,400	20,667
Cleveland/Akron	11	695	—	7,449	38,402	11,009	7,842	49,018	56,860	20,391
Augusta	11	666	—	11,892	43,128	7,182	11,892	50,310	62,202	14,924
Buffalo/Rochester	9	462	—	6,785	17,954	9,202	6,783	27,158	33,941	20,345
Reno	7	559	—	5,487	18,704	8,137	5,487	26,841	32,328	18,187
Tucson	7	439	—	9,403	25,491	9,999	9,884	35,009	44,893	28,261
Wichita	7	432	—	2,017	6,691	12,338	2,130	18,916	21,046	14,392
Monterey/Salinas	7	324	—	8,465	24,151	8,184	8,455	32,345	40,800	29,297
Dayton	6	360	—	1,700	14,039	6,874	1,699	20,914	22,613	9,916
Roanoke	6	369	—	7,824	35,719	2,625	7,824	38,344	46,168	7,963
Evansville	5	325	—	2,340	14,316	2,831	2,312	17,175	19,487	7,623
Huntsville/Decatur	5	298	—	9,161	13,481	5,204	9,108	18,738	27,846	9,330
Providence	5	284	—	3,813	30,716	5,694	3,813	36,410	40,223	11,202
Lansing	5	291	—	3,293	30,742	3,263	3,293	34,005	37,298	5,791
Fort Wayne	4	271	—	3,487	11,003	5,048	3,487	16,051	19,538	8,197
Palm Springs	3	241	—	8,309	18,065	3,657	8,309	21,722	30,031	16,501
Rochester	3	155	—	2,142	10,787	4,419	2,075	15,273	17,348	6,244

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Amounts in thousands, except number of properties)

				Initial Cost			Gross Carrying Amount At December 31, 2025
Description	No. of Facilities	Net Rentable Square Feet	2025 Encumbrances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation
Flint	3	191	—	2,734	19,228	1,696	2,733	20,925	23,658	4,472
Shreveport	2	150	—	817	3,030	3,600	741	6,706	7,447	5,825
Springfield/Holyoke	2	144	—	1,428	3,380	2,813	1,427	6,194	7,621	5,690
Santa Barbara	2	98	—	5,733	9,106	1,296	5,733	10,402	16,135	8,235
Topeka	2	93	—	225	1,419	3,141	225	4,560	4,785	3,588
Joplin	1	56	—	264	904	1,475	264	2,379	2,643	1,906
Syracuse	1	55	—	545	1,279	1,584	545	2,863	3,408	2,436
Modesto/Fresno/Stockton	1	33	—	44	206	1,471	193	1,528	1,721	1,373

Commercial and non-operating real estate			—	12,307	19,892	152,699	11,343	173,555	184,898	118,485
	3,171	229,439	$1,576	$5,850,066	$18,376,236	$5,851,955	$5,952,072	$24,126,185	$30,078,257	$11,468,054
Note: Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally between 5 to 40 years. In addition, disclosures of the number and square footage of our facilities are unaudited.