Form 10-Q
period 2026-03-31
Public Storage
filed 2026-04-27
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or
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
Registrant’s telephone number, including area code: (469) 649-9486.
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of April 20, 2026:
Common Shares of beneficial interest, $0.10 par value per share – 175,545,748 shares

Public Storage
Form 10-Q
For the Quarterly Period Ended March 31, 2026

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Cash and equivalents	$134,609	$318,095
Real estate facilities, at cost:
Land	5,962,189	5,952,072
Buildings	24,251,342	24,126,185
Total land and buildings, at cost	30,213,531	30,078,257
Accumulated depreciation	(11,737,258)	(11,468,054)
Total land and buildings, net	18,476,273	18,610,203
Construction in process	202,742	194,355
Total real estate facilities, net	18,679,015	18,804,558

Investment in unconsolidated real estate entity	383,917	388,586
Goodwill and other intangible assets, net	233,207	251,613
Notes receivable, net	142,501	142,108
Other assets	277,160	303,644
Total assets	$19,850,409	$20,208,604

LIABILITIES AND EQUITY

Notes payable	$9,707,266	$10,253,881
Unsecured credit facility	325,000	—
Accrued and other liabilities	498,421	612,889
Total liabilities	10,530,687	10,866,770

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2025) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,544,909 shares issued (175,500,243 shares at December 31, 2025)	17,554	17,550
Paid-in capital	6,184,983	6,147,650
Accumulated deficit	(1,269,414)	(1,219,273)
Accumulated other comprehensive loss	(58,783)	(47,799)
Total Public Storage shareholders’ equity	9,224,340	9,248,128
Noncontrolling interests	95,382	93,706
Total equity	9,319,722	9,341,834
Total liabilities and equity	$19,850,409	$20,208,604

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues:
Self-storage facilities	$1,128,125	$1,102,998
Ancillary operations	89,616	80,186
Total revenues	1,217,741	1,183,184

Expenses:
Self-storage cost of operations	305,679	301,154
Ancillary cost of operations	34,264	30,693
Depreciation and amortization	290,723	282,715
Real estate acquisition and development expense	2,428	7,423
General and administrative	30,351	25,184
Interest expense	80,018	72,009
Total expenses	743,463	719,178
Operating income	474,278	464,006

Other increases (decreases) to net income:
Interest and other income (expense)	7,778	13,234
Equity in earnings (loss) of unconsolidated real estate entity	6,836	3,627
Foreign currency exchange gain (loss)	41,673	(68,695)
Gain (Loss) on sale of real estate	379	45
Income before income taxes	530,944	412,217
Income tax (provision) benefit	(1,569)	(1,426)
Net income	529,375	410,791
Allocation to noncontrolling interests	(3,102)	(3,000)
Net income allocable to Public Storage shareholders	526,273	407,791
Allocation of net income to:
Preferred shareholders	(48,678)	(48,678)
Restricted share units and unvested LTIP units	(807)	(883)
Net income allocable to common shareholders	$476,788	$358,230
Net income per common share:
Basic	$2.72	$2.04
Diluted	$2.71	$2.04

Basic weighted average common shares outstanding	175,519	175,419
Diluted weighted average common shares outstanding	175,928	175,942
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net income	$529,375	$410,791
Foreign currency translation gain (loss) on investment in Shurgard	(11,007)	13,724
Total comprehensive income	518,368	424,515
Allocation to noncontrolling interests	(3,079)	(3,003)
Comprehensive income allocable to Public Storage shareholders	$515,289	$421,512

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2025	$4,350,000	$17,550	$6,147,650	$(1,219,273)	$(47,799)	$9,248,128	$93,706	$9,341,834
Issuance of common shares in connection with share-based compensation (44,666 shares)	—	4	7,857	—	—	7,861	—	7,861
Sale of OP Options	—	—	30,000	—	—	30,000	—	30,000
Taxes withheld upon net share settlement of restricted share units	—	—	(2,600)	—	—	(2,600)	—	(2,600)
Share-based compensation cost	—	—	11,674	—	—	11,674	—	11,674
Acquisition of noncontrolling interests	—	—	(7,460)	—	—	(7,460)	(22)	(7,482)
Contributions by noncontrolling interests	—	—	—	—	—	—	856	856
Net income	—	—	—	529,375	—	529,375	—	529,375
Net income allocated to noncontrolling interests	—	—	—	(3,102)	—	(3,102)	3,102	—
Reallocation of equity	—	—	(2,138)	—	—	(2,138)	2,138	—
Distributions to:	—	—	—	—	—	—	—	—
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,375)	(4,375)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(527,736)	—	(527,736)	—	(527,736)
Other comprehensive income (loss)	—	—	—	—	(10,984)	(10,984)	(23)	(11,007)
Balances at March 31, 2026	$4,350,000	$17,554	$6,184,983	$(1,269,414)	$(58,783)	$9,224,340	$95,382	$9,319,722

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (21,779 shares)	—	2	3,215	—	—	3,217	—	3,217
Taxes withheld upon net share settlement of restricted share units	—	—	(2,668)	—	—	(2,668)	—	(2,668)
Share-based compensation cost	—	—	11,193	—	—	11,193	—	11,193
Acquisition of noncontrolling interests	—	—	(105)	—	—	(105)	2	(103)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,153	1,153
Net income	—	—	—	410,791	—	410,791	—	410,791
Net income allocated to noncontrolling interests	—	—	—	(3,000)	—	(3,000)	3,000	—
Reallocation of equity	—	—	(3,366)	—	—	(3,366)	3,366	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(4,474)	(4,474)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share)	—	—	—	(527,455)	—	(527,455)	—	(527,455)
Other comprehensive income	—	—	—	—	13,721	13,721	3	13,724
Balances at March 31, 2025	$4,350,000	$17,543	$6,124,382	$(867,425)	$(58,244)	$9,566,256	$104,096	$9,670,352

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$529,375	$410,791
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(379)	(45)
Depreciation and amortization	290,723	282,715
Equity in earnings of unconsolidated real estate entity	(6,836)	(3,627)
Distributions from cumulative equity in earnings of unconsolidated real estate entity	498	432
Unrealized foreign currency exchange (gain) loss	(41,926)	68,664
Share-based compensation expense	11,888	10,283
Impairment of real estate investments	—	3,827
Amortization of debt issuance costs	2,676	2,469
Unrealized losses on derivatives	5,251	—
Other non-cash adjustments	215	238
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	20,719	8,702
Accrued and other liabilities	(117,403)	(79,386)
Net cash flows from (used in) operating activities	694,801	705,063
Investing Activities:
Capital expenditures to maintain real estate facilities	(44,027)	(35,966)
Capital expenditures for property enhancements	(9,794)	(7,785)
Capital expenditures for energy efficiencies (LED lighting, solar, heat pumps)	(15,687)	(14,258)
Development and expansion of real estate facilities	(57,713)	(66,481)
Acquisition of real estate facilities and intangible assets	(20,778)	(140,990)
Issuance of notes receivable	—	(23,636)
Proceeds from sale of real estate investments	674	2,599
Net cash flows from (used in) investing activities	(147,325)	(286,517)
Financing Activities:
Repayments of notes payable	(500,034)	(33)
Net proceeds from revolving line of credit	325,000	—
Proceeds from OP Options issued	30,000	—
Financing fees paid	(4,000)	—
Issuance of common shares in connection with share-based compensation	7,828	3,184
Taxes paid upon net share settlement of restricted share units	(2,600)	(2,668)
Acquisition of noncontrolling interests	(7,482)	(103)
Contributions by noncontrolling interests	856	1,153
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(576,155)	(575,844)
Distributions paid to noncontrolling interests	(4,375)	(4,474)
Net cash flows from (used in) financing activities	(730,962)	(578,785)
Net (decrease) increase in cash and equivalents, including restricted cash	$(183,486)	$(160,239)
See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash and equivalents at beginning of the period:	$318,095	$447,416
Cash and equivalents at end of the period:	$134,609	$287,177

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(9,500)	$(7,580)
Capital expenditures for property enhancements	(177)	(66)
Capital expenditures for energy efficiencies (LED lighting, solar, heat pumps)	(464)	(1,402)
Construction or expansion of real estate facilities	(30,281)	(42,084)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$(92,257)	$(82,509)
Cash paid for income taxes, net of refunds	(357)	(230)
See accompanying notes.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

1. Description of the Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, and other related operations such as tenant reinsurance, merchandise sales, third party management, and lending to third-party self-storage owners, as well as the acquisition and development of additional self-storage space.
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of March 31, 2026, Public Storage owned all of the general partner interests and approximately 99.76% of the limited partnership interests of PSA OP, with the remaining 0.24% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At March 31, 2026, we owned interests in 3,176 self-storage facilities (with approximately 229.8 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 1.0 million net rentable square feet of commercial and retail space. In addition, we managed 370 facilities (with approximately 29.0 million net rentable square feet) for third parties at March 31, 2026.
At March 31, 2026, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 333 self-storage facilities (with approximately 19 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. The shares we owned had a market value of approximately $1.0 billion at March 31, 2026. In recording our share of equity in earnings or loss from Shurgard, we adjust Shurgard’s operating results, which are reported under International Financial Reporting Standards (“IFRS”), to conform with U.S. generally accepted accounting principles (“GAAP”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying interim consolidated financial statements in accordance with U.S. GAAP as set forth in the Accounting Standards Codification of the Financial Accounting Standards Board, and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, primarily of a normal recurring nature, that are necessary to present fairly the interim consolidated financial statements. Because they do not include all of the disclosures required by GAAP for complete annual financial statements, these interim consolidated financial statements should be read together with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Certain amounts previously reported in our March 31, 2025 Statements of Cash Flows have been reclassified to conform to the March 31, 2026 presentation, with respect to the major types of capital expenditures in the cash flows from investing activities section. The reclassifications did not affect the subtotals for cash flows from operating, investing or financing activities.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
3. NSA Acquisition
On March 16, 2026, the Company announced that it had entered into a merger agreement (the “Merger”) to acquire National Storage Affiliates Trust (“NSA”), a Maryland real estate investment trust (“NSA”), listed on the New York Stock Exchange, in an all-stock transaction. NSA’s portfolio includes more than 1,000 properties, 69 million rentable square feet, and 550,000 units across 37 states and Puerto Rico. In connection with the Merger, Public Storage and limited partners in NSA’s operating partnership will form a joint venture consisting of certain properties on NSA’s operating platform. The NSA operating partnership unitholders are expected to own approximately 80% of the joint venture at inception, with Public Storage holding the remaining interest. Public Storage will exclusively manage the joint venture portfolio and will earn customary property management, asset management and tenant reinsurance income.
Additionally, the Company expects to provide a $240 million mezzanine loan to the newly formed JV as part of its initial capitalization. At closing, the Company expects to repay NSA’s existing bank debt and senior unsecured notes, while assuming certain existing mortgage debt and preferred equity. The transaction is currently expected to close in the third quarter of 2026, subject to the approval of NSA equity holders and the satisfaction of other customary closing conditions.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

4. Real Estate Facilities
Activity in real estate facilities during the three months ended March 31, 2026 is as follows:

Three Months Ended March 31, 2026
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$30,078,257
Capital expenditures to maintain real estate facilities	45,523
Capital expenditures for property enhancements	9,487
Capital expenditures for energy efficiencies (LED lighting, solar, heat pumps)	15,151
Acquisitions	20,008
Transfers, dispositions, and retirements, net	(306)
Developed or expanded facilities opened for operation	45,411
Ending balance	30,213,531
Accumulated depreciation:
Beginning balance	(11,468,054)
Depreciation expense	(269,204)
Ending balance	(11,737,258)
Construction in process:
Beginning balance	194,355
Costs incurred to develop and expand real estate facilities	54,010
Write-off of cancelled projects	(212)
Developed or expanded facilities opened for operation	(45,411)
Ending balance	202,742
Total real estate facilities, net at March 31, 2026	$18,679,015
During the three months ended March 31, 2026, we acquired three self-storage facilities (0.2 million net rentable square feet of storage space), for a total cost of $20.8 million in cash. Approximately $0.8 million of the total cost was allocated to intangible assets. During the three months ended March 31, 2026, the Company disposed of one property due to an eminent domain ruling. The impact of this disposal was not material to the consolidated financial statements. During the three months ended March 31, 2026, we completed development and redevelopment activities costing $45.4 million, adding 0.3 million net rentable square feet of self-storage space. Construction in process at March 31, 2026 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	At March 31, 2026			At December 31, 2025
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

	(Amounts in thousands)

Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,072,258	(1,023,718)	48,540	1,071,488	(1,004,542)	66,946
Total goodwill and other intangible assets	$1,256,925	$(1,023,718)	$233,207	$1,256,155	$(1,004,542)	$251,613
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $19.2 million and $23.3 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, intangibles increased $0.8 million, in connection with the acquisition of real estate facilities (Note 4).
The estimated future amortization expense for our finite-lived intangible assets at March 31, 2026 is as follows:

Year	Amount

(Amounts in Thousands)

Remainder of 2026	$33,419
2027	10,672
2028	965
2029	212
2030	212
Thereafter	3,060
Total	$48,540
6. Notes Receivable
We offer financing, typically in the form of bridge loans, to third-party self-storage owners for operating properties that we manage. The loans, collateralized by operating self-storage properties, typically have a term of three or four years with two one-year extensions, and have variable interest rates. At March 31, 2026 and December 31, 2025, we had notes receivable of $142.5 million and $142.1 million, respectively, with average annual interest rates of 7.9% for both periods. At March 31, 2026, we had unfunded loan commitments of $43.9 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. As of March 31, 2026 and December 31, 2025, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was immaterial.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

7. Credit Facility
On June 12, 2023, PSOC entered into an amended revolving credit agreement (the “Credit Facility”), of $1.5 billion maturing on June 12, 2027. We have the option to further extend the maturity date by up to one additional year with additional extension fees up to 0.125% of the extended commitment amount. Amounts drawn on the Credit Facility bear annual interest at rates ranging from SOFR plus 0.65% to SOFR plus 1.40% depending upon our credit rating (SOFR plus 0.70% at March 31, 2026). We are also required to pay a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at March 31, 2026). At March 31, 2026, we had $325.0 million outstanding borrowings under this Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.4 million at March 31, 2026 ($19.4 million at December 31, 2025). The Credit Facility has various customary restrictive covenants with which we were in compliance at March 31, 2026.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facility.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

8. Notes Payable
Our notes payable (all of which were issued by PSOC), are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at March 31, 2026 and December 31, 2025 are set forth in the tables below:

			March 31, 2026		December 31, 2025
	Coupon Rate	Effective Rate	Amount	Fair Value	Amount	Fair Value

			(Dollar amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due February 15, 2026	0.875%	1.030%	$—	$—	$500,000	$497,958
Notes due November 9, 2026	1.500%	1.640%	650,000	639,947	650,000	636,828
Notes due April 16, 2027	SOFR+0.70%	4.368%	700,000	700,971	700,000	703,891
Notes due September 15, 2027	3.094%	3.218%	500,000	493,372	500,000	494,206
Notes due May 1, 2028	1.850%	1.962%	650,000	619,823	650,000	620,402
Notes due November 9, 2028	1.950%	2.044%	550,000	519,359	550,000	520,843
Notes due January 15, 2029	5.125%	5.260%	500,000	512,153	500,000	516,660
Notes due May 1, 2029	3.385%	3.459%	500,000	487,330	500,000	489,405
Notes due July 1, 2030 (a)	4.375%	4.568%	475,000	474,698	475,000	478,958
Notes due May 1, 2031	2.300%	2.419%	650,000	584,828	650,000	588,030
Notes due November 9, 2031	2.250%	2.322%	550,000	488,267	550,000	490,580
Notes due August 1, 2033	5.100%	5.207%	700,000	716,282	700,000	724,886
Notes due July 1, 2035	5.000%	5.143%	400,000	400,556	400,000	406,046
Notes due August 1, 2053	5.350%	5.474%	900,000	851,795	900,000	870,986
			7,725,000	7,489,381	8,225,000	8,039,679

Euro Denominated Unsecured Debt
Notes due September 9, 2030	0.500%	0.640%	805,252	716,458	821,758	727,308
Notes due January 24, 2032	0.875%	0.978%	575,180	495,907	586,970	508,532
Notes due January 20, 2034	3.500%	3.836%	488,903	434,993	498,925	441,580
Notes due April 11, 2039	4.080%	4.080%	172,554	176,101	176,091	177,535
			2,041,889	1,823,459	2,083,744	1,854,955

Mortgage Debt, secured by 2 real estate facilities with a net book value of 10.8 million	4.214%	4.214%	1,542	1,492	1,576	1,545
Total			9,768,431	9,314,332	10,310,320	9,896,179
Aggregate debt issuance costs and unamortized premium (discount), net			(57,905)		(56,581)
Hedge accounting fair value adjustment (a)			(3,260)		142
Total			$9,707,266		$10,253,881

(a) The book value includes $3.3 million in adjustments related to changes in fair value attributable to hedging instruments on these notes as of March 31, 2026. See below for further discussion.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

U.S. Dollar Denominated Unsecured Notes
On February 15, 2026, we repaid PSOC’s outstanding $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% at maturity.
In connection with our public offering of senior notes due July 1, 2030, we entered into three separate interest rate swap agreements, with a combined notional amount of $475 million, which effectively convert the debt’s fixed interest rate to a variable rate (SOFR + 0.92%). The swaps were designated in combination as a fair value hedge of interest rate risk and mature on July 1, 2030. The Company’s hedging relationship is assumed to be perfectly effective. As of March 31, 2026, the fair value of the swaps was a liability position of $3.3 million. There was no impact to earnings for the quarter ended March 31, 2026. The estimated fair values of our swaps are based upon changes in benchmark interest rates related to these notes. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 in the fair value hierarchy. Additionally, the Company has entered into swaps to hedge interest rate risk related to anticipated issuances of debt, which may include debt related to the Merger. The swaps have a notional amount of approximately $1.0 billion. The fair value of the swaps at March 31, 2026 was a liability position of $5.3 million, recorded in Accrued and Other Liabilities on the Consolidated Balance Sheet and an unrealized loss of $5.3 million was recognized during the three months ended March 31, 2026, reported in Interest and Other Income (Expense) in the Consolidated Statement of Income.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at March 31, 2026. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 18% at March 31, 2026) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 11x for the trailing twelve months ended March 31, 2026) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At March 31, 2026, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €500.0 million issued in a public offering on January 24, 2020, (ii) €700.0 million issued in a public offering on September 9, 2021, (iii) €150.0 million issued to institutional investors on April 11, 2024, and (iv) €425.0 million issued in a public offering on October 3, 2025. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $41.9 million and losses of $69.2 million for the three months ended March 31, 2026 and 2025, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At March 31, 2026, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

At March 31, 2026, approximate principal maturities of our Notes Payable are as follows:

	Unsecured Debt	Mortgage Debt	Total

	(Amounts in thousands)

Remainder of 2026	$650,000	$105	$650,105
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
2030	1,280,252	1,061	1,281,313
Thereafter	4,436,637	13	4,436,650
	$9,766,889	$1,542	$9,768,431
Weighted average effective rate	3.3%	4.2%	3.3%
Interest capitalized as real estate totaled $1.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.
9. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At March 31, 2026, certain of these subsidiaries have issued 470,398 partnership units to third-parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including OP Units and vested LTIP units from equity awards we issue to certain officers and trustees of the Company. Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At March 31, 2026, approximately 0.24% of the partnership interests of PSA OP, were not owned by the Company. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

10. Shareholders’ Equity

Preferred Shares
At March 31, 2026 and December 31, 2025, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2026		At December 31, 2025
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At March 31, 2026, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $527.6 million ($3.00 per share) and $527.2 million ($3.00 per share) for the three months ended March 31, 2026 and 2025, respectively. In addition, we accrued $0.3 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for each of the three months ended March 31, 2026 and 2025.
Preferred share dividends paid totaled $48.7 million for each of the three months ended March 31, 2026 and 2025.
11. Related Party Transactions
At March 31, 2026, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, a limited liability company that owns 68 self-storage facilities in Canada. Two of Ms. Gustavson’s adult children own the remaining equity interest in the limited liability company. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. We have no ownership interest in these facilities, and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the Public Storage® name in Canada. We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $0.5 million for each of the three months ended March 31, 2026 and 2025.
Throughout all periods presented, we had an approximate 35% equity interest in Shurgard. During the three months ended March 31, 2026 and 2025, we received $1.3 million and $1.2 million, respectively, of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We eliminated $0.5 million and $0.4 million of intra-entity profits and losses for the three months ended March 31, 2026 and 2025, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income (expense) on our Consolidated Statements of Income.
During the three months ended March 31, 2026, we entered into agreements to sell non-qualified options (“OP Options”) to purchase common units of the Operating Partnership to two members of our Board, Shankh S. Mitra and Ronald L. Havner, for an aggregate purchase price of $25.0 million and $5.0 million, respectively. The purchase price was based on the Company’s determination of the fair value of the OP Options using a Monte Carlo Valuation simulation prepared by a third-party valuation firm. The OP Options have an exercise price of $350 per unit, will become exercisable on February 20, 2032, and have a 10-year term.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

12. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table.

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)

Self-storage cost of operations	$2,969	$3,131
Ancillary cost of operations	351	335
Real estate acquisition and development expense	84	854
General and administrative	8,484	5,963
Total	$11,888	$10,283

    As of March 31, 2026, there was $115 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of four years.
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
We calculate basic and diluted net income per common share based upon net income allocable to common shareholders, divided by (i) weighted average common shares for basic net income per common share, and (ii) weighted average common shares adjusted for the impact of dilutive stock options, OP Options and AO LTIP units outstanding for diluted net income per common share. Stock options, OP Options and AO LTIP units equivalent to 1,744,122 common shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2026, as compared to 524,239 common shares for the same period in 2025, because their effect would have been antidilutive.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands, except per share data)
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$476,788	$358,230

Denominator for basic net income per share - weighted average common shares outstanding	175,519	175,419
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	409	523
Denominator for dilutive net income per share - weighted average common shares outstanding	175,928	175,942

Net income per common share:
Basic	$2.72	$2.04
Dilutive	$2.71	$2.04
14. Segment Information
Our operating segments reflect the significant components of our operations where discrete financial information is evaluated separately by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). Segment asset information is not used by the CODM to assess performance or allocate resources.
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

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,128,125	$1,102,998
Cost of operations:
Property taxes	(124,279)	(122,902)
On-site property manager payroll	(40,529)	(39,635)
Repairs and maintenance	(26,365)	(26,910)
Utilities	(18,529)	(18,725)
Marketing	(26,342)	(26,770)
Other direct property costs	(32,184)	(30,693)
Indirect cost of operations (a):	(37,451)	(35,519)
Total cost of operations	(305,679)	(301,154)
Net operating income	822,446	801,844
Depreciation and amortization	(290,723)	(282,715)
Net income	531,723	519,129

Ancillary Operations
Revenue	89,616	80,186
Cost of operations	(34,264)	(30,693)
Net operating income	55,352	49,493
Total net income allocated to segments	587,075	568,622

Other items not allocated to segments:
Real estate acquisition and development expense	(2,428)	(7,423)
General and administrative	(30,351)	(25,184)
Interest and other income (expense)	7,778	13,234
Interest expense	(80,018)	(72,009)
Equity in earnings (loss) of unconsolidated real estate entity	6,836	3,627
Foreign currency exchange gain (loss)	41,673	(68,695)
Gain (Loss) on sale of real estate	379	45
Income tax (provision) benefit	(1,569)	(1,426)
Net income	$529,375	$410,791
(a) Indirect cost of operations are comprised of supervisory payroll, centralized management costs, and share-based compensation

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase excess insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At March 31, 2026, there were approximately 1.5 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $7.3 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $117.2 million at March 31, 2026. We expect to pay approximately $96.9 million in the remainder of 2026, $19.8 million in 2027 and $0.5 million in 2028 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $72.5 million at March 31, 2026. We expect to pay approximately $3.8 million in the remainder of 2026, $4.9 million in 2027, $3.2 million in each of 2028 and 2029, $3.3 million in 2030, and $54.1 million thereafter for these commitments.
We have unfunded capital commitments related to our private equity investments totaling $45.2 million at March 31, 2026, which may be called at any time during the prescribed time periods. We have unfunded loan commitments totaling $43.9 million at March 31, 2026. We expect to fund the loans in the next twelve months, subject to the satisfaction of certain conditions.
16. Corporate Transformation Costs
In 2025, we launched a corporate transformation initiative focused on modernization and growth. This includes streamlining our processes through technology and shifting our geographic footprint with a stronger corporate presence in offshore locations and relocation of our principal executive office from California to Texas. The initiative is intended to transform our corporate functions, improving efficiency and productivity.
Corporate transformation costs of approximately $2.7 million and $0.8 million were incurred for three months ended March 31, 2026 and 2025, respectively.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

Corporate transformation costs consisting of Employee Related and Real Estate Related expenses are a component of general and administrative expense in the Consolidated Statements of Income. Employee Related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Real Estate Related and Other costs primarily consist of accelerated depreciation and consulting fees. The following table presents changes in accrued corporate transformation costs and cumulative costs incurred during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Employee Related	Real Estate Related and Other	Total

	(Amounts in thousands)

Balances at December 31, 2025	$954	$—	$954
Costs	1,398	1,296	2,694
Cash payments and other adjustments	(1,219)	(1,296)	(2,515)
Balances at March 31, 2026	$1,133	$—	$1,133

17. Subsequent Events
Subsequent to March 31, 2026, we acquired or were under contract to acquire 15 self-storage facilities across four states with 1.2 million net rentable square feet for $165.5 million.
On April 1, 2026, PSOC issued $500 million of senior notes, bearing interest at a fixed rate of 5.000% per year and maturing on December 15, 2035. The senior notes are guaranteed by Public Storage. We received $493.7 million of net proceeds from the issuance. We used a portion of these proceeds to repay the $325.0 million of outstanding borrowings under our Credit Facility.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2026 outlook and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and changes in macroeconomic conditions, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to those risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, risks associated with our ability to consummate the Merger with NSA and the timing and closing of the Merger including, among other things, NSA’s ability to obtain NSA shareholder approval required to consummate the Merger, the satisfaction or waiver of other conditions to closing in the Merger Agreement, unanticipated difficulties or expenditures relating to the Merger, potential difficulties in employee retention as a result of the Merger, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger and the outcome of legal proceedings instituted against us, our trustees and others related to the Merger, changes in national self-storage facility development activity, impacts from our strategic corporate transformation initiative, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation), or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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

During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Newly Developed and Expanded Facilities (both as defined below).
Revenues generated by our Same Store Facilities remained relatively unchanged for three months ended March 31, 2026 as compared to the same period in 2025. Cost of operations for Same Store Facilities decreased by 1.1% for the three months ended March 31, 2026 as compared to the same period in 2025. For the three months ended March 31, 2026, realized annual rent per occupied square foot for our Same Store Facilities decreased by 0.3%, while average occupancy increased by 0.4%, as compared to the same period in 2025.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2024, including the ongoing integration of unstabilized properties acquired prior to 2024, we have expanded our portfolio by a total of 286 facilities with 22.9 million net rentable square feet for a cost of $4.3 billion. Within our non-same store portfolio as of March 31, 2026, our Newly Developed and Expanded Facilities include a total of 120 self-storage facilities with 13.7 million net rentable square feet. For development and expansions completed by March 31, 2026, we incurred a total cost of $1.8 billion. During the three months ended March 31, 2026, combined net operating income generated by our Acquired Facilities and Newly Developed and Expanded Facilities increased 29.5% ($18.5 million) as compared to the same period in 2025.
On March 16, 2026, the Company announced that it had entered into a merger agreement (the “Merger”) to acquire National Storage Affiliates Trust (“NSA”), a Maryland real estate investment trust (“NSA”), listed on the New York Stock Exchange, in an all-stock transaction. NSA’s portfolio includes more than 1,000 properties, 69 million rentable square feet, and 550,000 units across 37 states and Puerto Rico. In connection with the Merger, Public Storage and limited partners in NSA’s operating partnership will form a joint venture consisting of certain properties on NSA’s operating platform. The NSA operating partnership unitholders are expected to own approximately 80% of the joint venture at inception, with Public Storage holding the remaining interest. Public Storage will exclusively manage the joint venture portfolio and will earn customary property management, asset management and tenant reinsurance income. The transaction is currently expected to close in the third quarter of 2026, subject to the approval of NSA equity holders and the satisfaction of other customary closing conditions.
Results of Operations
Operating Results for the Three Months Ended March 31, 2026 and 2025
For the three months ended March 31, 2026, net income allocable to our common shareholders was $476.8 million or $2.71 per diluted common share, compared to $358.2 million or $2.04 per diluted common share for the same period in 2025, representing an increase of $118.6 million or $0.67 per diluted common share. The increase is due primarily to (i) a $110.4 million increase in foreign currency gain primarily associated with our Euro denominated notes payable and (ii) a $20.6 million increase in self-storage net operating income, partially offset by (iii) an $8.0 million increase in depreciation expense and (iv) an $8.0 million increase in interest expense.
The $20.6 million increase in self-storage net operating income for the three months ended March 31, 2026 as compared to the same period in 2025 is a result of a $17.9 million increase attributable to our Non-Same Store Facilities (as defined below) reflecting the impact of newly acquired facilities and the lease-up of development/expansion properties.

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
For the three months ended March 31, 2026, FFO was $4.39 per diluted common share as compared to $3.71 per diluted common share for the same period in 2025, representing an increase of 18.3%, or $0.68 per diluted common share.
We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, and (iii) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of corporate transformation costs, loss contingencies, due diligence costs incurred in pursuit of strategic transactions, realized or unrealized gain or loss on private equity investments and non-hedge designated derivative transactions, certain CEO transition-related costs, and amortization of acquired non real estate-related intangibles. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.
The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended March 31,
	2026	2025	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$476,788	$358,230	33.1%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	287,766	280,009
Real estate-related depreciation from unconsolidated real estate investment	11,277	13,275
Real estate-related depreciation allocated to noncontrolling interests, restricted share unitholders and unvested LTIP unitholders	(2,726)	(2,114)
Impairment write-down of real estate investments	—	3,827
Gains on sale of real estate investments, including our equity share from investment	(379)	(45)
FFO allocable to common shares	$772,726	$653,182	18.3%
Eliminate items excluded from Core FFO:
Adjustments to G&A Expense:
Corporate transformation costs	2,694	789
CEO transition costs	2,567	—
Contingency reserve	—	545
Transaction costs	—	400
Other Non-Core Adjustments:
Foreign currency exchange (gain) loss	(41,673)	68,695
Unrealized (gain) loss on private equity investments	474	873
Unrealized (gain) loss on interest rate derivatives	5,251	—
Other items	200	113
Core FFO allocable to common shares	$742,239	$724,597	2.4%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.71	$2.04	32.8%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.68	1.65
Gains on sale of real estate investments, including our equity share from investment	—	0.02
FFO per share	$4.39	$3.71	18.3%
Eliminate amounts per share excluded from Core FFO:
Adjustments to G&A Expense:
Corporate transformation costs	0.02	—
CEO transition costs	0.02	—
Other Non-Core Adjustments:
Foreign currency exchange (gain) loss	(0.24)	0.39
Unrealized (gain) loss on private equity investments	—	0.01
Unrealized (gain) loss on interest rate derivatives	0.03	—
Other items	—	0.01
Core FFO per share	$4.22	$4.12	2.4%

Diluted weighted average common shares	175,928	175,942

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,755 facilities that we have owned and operated on a stabilized basis since January 1, 2024 (the “Same Store Facilities”), (ii) 286 facilities we acquired since January 1, 2024 or that were acquired prior to 2024 that remain unstabilized since January 1, 2024 (the “Acquired Facilities”), (iii) 120 facilities that have been developed or expanded since January 1, 2021 including those developed or expanded earlier that remain unstabilized since January 1, 2024, or properties that will commence expansion by December 31, 2026 (the “Newly Developed and Expanded Facilities”), and (iv) 15 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2024 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Newly Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 14 to our March 31, 2026 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
	2026	2025	Percentage Change (a)

	(Dollar amounts and square footage in thousands)
Revenues (c):
Same Store Facilities	$1,000,833	$1,001,021	—%
Acquired Facilities	75,004	55,405	35.4%
Newly Developed and Expanded Facilities	48,883	42,429	15.2%
Other Non-Same Store Facilities	3,405	4,143	(17.8)%
Total revenues	1,128,125	1,102,998	2.3%

Cost of operations (c):
Same Store Facilities	261,433	264,324	(1.1)%
Acquired Facilities	25,788	20,533	25.6%
Newly Developed and Expanded Facilities	17,102	14,771	15.8%
Other Non-Same Store Facilities	1,356	1,526	(11.1)%
Total cost of operations	305,679	301,154	1.5%

Net operating income (b):
Same Store Facilities	739,400	736,697	0.4%
Acquired Facilities	49,216	34,872	41.1%
Newly Developed and Expanded Facilities	31,781	27,658	14.9%
Other Non-Same Store Facilities	2,049	2,617	(21.7)%
Total net operating income	822,446	801,844	2.6%

Depreciation and amortization expense:
Same Store Facilities	210,600	219,668	(4.1)%
Acquired Facilities	57,322	43,208	32.7%
Newly Developed and Expanded Facilities	19,973	17,019	17.4%
Other Non-Same Store Facilities	2,828	2,820	0.3%
Total depreciation and amortization	290,723	282,715	2.8%

Net income (loss):
Same Store Facilities	528,800	517,029	2.3%
Acquired Facilities	(8,106)	(8,336)	(2.8)%
Newly Developed and Expanded Facilities	11,808	10,639	11.0%
Other Non-Same Store Facilities	(779)	(203)	283.7%
Total net income	$531,723	$519,129	2.4%

Self-Storage Operations (Continued)
Summary	Three Months Ended March 31,
	2026	2025	Percentage Change (a)

	(Dollar amounts and square footage in thousands)

Number of facilities at period end:
Same Store Facilities	2,755	2,755	—%
Acquired Facilities	286	205	39.5%
Newly Developed and Expanded Facilities	120	108	11.1%
Other Non-Same Store Facilities	15	17	(11.8)%
Total number of facilities at the period end	3,176	3,085	2.9%

Net rentable square footage at period end:
Same Store Facilities	192,126	192,126	—%
Acquired Facilities	22,944	17,388	32.0%
Newly Developed and Expanded Facilities	13,740	11,938	15.1%
Other Non-Same Store Facilities	998	1,257	(20.6)%
Total net rentable square footage at period end	229,808	222,709	3.2%

Square foot occupancy at period end:
Same Store Facilities	91.3%	91.1%	0.2%
Acquired Facilities	85.5%	82.9%	2.6%
Newly Developed and Expanded Facilities	76.6%	76.1%	0.5%
Other Non-Same Store Facilities	83.4%	76.9%	6.5%
Total square foot occupancy at period end	89.9%	89.6%	0.3%

Annual contract rent per occupied square foot at period end (d):
Same Store Facilities	$22.05	$22.16	(0.5)%
Acquired Facilities	14.90	15.16	(1.7)%
Newly Developed and Expanded Facilities	18.45	18.50	(0.3)%
Other Non-Same Store Facilities	15.80	19.01	(16.9)%
Total annual contract rent per occupied square foot at period end	$21.16	$21.48	(1.5)%
(a)Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.
(b)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our March 31, 2026 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
(c)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(d)Annual contract rent: Represents the agreed upon monthly rate that is paid by our customers in place at the time of measurement. Contract rates are initially set in the lease agreement upon move-in, and we adjust them from time to time with notice. Contract rent excludes other fees that are charged on a per-item basis, such as late charges and administrative fees, does not reflect the impact of promotional discounts, and does not reflect the impact of rents that are written off as uncollectible.

Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2024. Our Same Store Facilities increased from 2,565 facilities at December 31, 2025 to 2,755 at March 31, 2026. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2024, 2025, and 2026 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,755 facilities (192.1 million net rentable square feet) that represent approximately 84% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2026. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other Non-Same Store Facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,755 facilities)

	Three Months Ended March 31,
	2026	2025	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$966,713	$965,525	0.1%
Late charges and administrative fees	34,120	35,496	(3.9)%
Total revenues	1,000,833	1,001,021	—%

Direct cost of operations (a):
Property taxes	106,123	107,225	(1.0)%
On-site property manager payroll	34,362	34,582	(0.6)%
Repairs and maintenance	22,607	24,010	(5.8)%
Utilities	15,456	15,963	(3.2)%
Marketing	22,596	23,650	(4.5)%
Other direct property costs	28,144	27,509	2.3%
Total direct cost of operations	229,288	232,939	(1.6)%
Direct net operating income (b)	771,545	768,082	0.5%
Indirect cost of operations (a)	(32,145)	(31,385)	2.4%
Net operating income	739,400	736,697	0.4%
Depreciation and amortization expense	(210,600)	(219,668)	(4.1)%
Net income	$528,800	$517,029	2.3%

Gross margin (before indirect costs, depreciation and amortization expense)	77.1%	76.7%	0.4%

Gross margin (before depreciation and amortization expense)	73.9%	73.6%	0.3%

Weighted average for the period:
Square foot occupancy	91.5%	91.1%	0.4%

Realized annual rental income per (c):
Occupied square foot	$22.00	$22.06	(0.3)%
Available square foot	$20.12	$20.10	0.1%

At March 31:
Square foot occupancy	91.3%	91.1%	0.2%
Annual contract rent per occupied square foot (d)	$22.05	$22.16	(0.5)%

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
(d)Annual contract rent represents the agreed upon monthly rate that is paid by our customers in place at the time of measurement. Contract rates are initially set in the lease agreement upon move-in, and we adjust them from time to time with notice. Contract rent excludes other fees that are charged on a per-item basis, such as late charges and administrative fees, does not reflect the impact of promotional discounts, and does not reflect the impact of rents that are written off as uncollectible.
(e)Represents the absolute nominal change with respect to gross margin and square foot occupancy, and the percentage change with respect to all other items.
Analysis of Same Store Revenue
We believe a balanced occupancy and rate strategy maximizes our revenues over time. We regularly adjust rental rates and promotional discounts offered (generally, “$1.00 rent for the first month”), as well as our marketing efforts to maximize revenue from new customers to replace customers that vacate. We evaluate the market place and over time increase rents for our existing customers. As a result, the number of long-term customers we have in our facilities is an important factor in our revenue growth.
Revenues generated by our Same Store Facilities were relatively unchanged for the three months ended March 31, 2026 as compared to the same period in 2025, due primarily to a 0.4% increase in average occupancy, offset by a 0.3% decrease in realized annual rent per occupied square foot and a 3.9% decrease in Late Charges and Administrative Fees, as compared to the same period in 2025.
The 0.3% decrease in realized annual rent per occupied square foot for the three months ended March 31, 2026 as compared to the same period in 2025, was due to lower average rates per square foot charged to new customers moving in as compared to average rates per square foot previously charged to customers moving out over the past twelve months partially mitigated by rental rate increases to existing long-term customers.
The weighted average square foot occupancy for our Same Store Facilities was 91.5% for the three months ended March 31, 2026 representing an increase of 0.4% as compared to the same period in 2025 due primarily to move-in volume exceeding move-out volume over the past twelve months.
Move-out activities from our customers decreased for the three months ended March 31, 2026 as compared to the same period in 2025. Move-out average annual contract rent per square foot decreased for the three months ended March 31, 2026 as compared to the same period in 2025.
Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for customers moving in and moving out during the three months ended March 31, 2026 and 2025. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of customers moving in who receive the discount.

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands, except for per square foot amounts)

Customers moving in during the period:
Average annual contract rent per square foot	$12.05	$12.35	(2.4)%
Square footage	31,680	34,135	(7.2)%
Contract rents gained from move-ins	$95,436	$105,392	(9.4)%
Promotional discounts given	$14,818	$17,206	(13.9)%

Customers moving out during the period:
Average annual contract rent per square foot	$19.49	$20.01	(2.6)%
Square footage	30,019	32,244	(6.9)%
Contract rents lost from move-outs	$146,268	$161,301	(9.3)%
We expect industry-wide demand from new customers in 2026 to be similar to 2025, across a diverse set of markets, subject to potential adverse effects from evolving political and macroeconomic uncertainty, including changes in trade policy and new tariffs, pricing restrictions and microeconomic uncertainty. As a result, we expect Same Store Facilities revenues in 2026 to be modestly below those earned in 2025.
Late Charges and Administrative Fees
Late charges and administrative fees decreased 3.9% for the three months ended March 31, 2026, as compared to the same period in 2025, as a result of lower late charges collected on delinquent accounts due to lower customer delinquency rates.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) decreased 1.1% for the three months ended March 31, 2026 as compared to the same period in 2025 due primarily to decreased property tax expense, repairs and maintenance, and marketing partially offset by increased indirect costs of operation.
Property tax expense decreased 1.0% for the three months ended March 31, 2026, as compared to the same period in 2025 due to the timing of property tax appeals and refunds. We expect property tax expense to grow in 2026 due primarily to higher assessed values.
Repairs and maintenance expense decreased 5.8% for the three months ended March 31, 2026 as compared to the same period in 2025. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Marketing expense includes internet advertising we utilize through our online paid search programs and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Our marketing expense decreased by 4.5% for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily due to realized cost efficiencies on our online paid search programs utilized to attract new customers.

Indirect Cost of Operations represents costs related to our supervisory payroll, centralized management costs, and share-based compensation. Indirect Cost of Operations increased 2.4% for the three months ended March 31, 2026 as compared to the same period in 2025, primarily related to changes in the administrative and compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives.
Acquired Facilities
The Acquired Facilities represent 112 facilities that we acquired in 2026, 2025, and 2024, and 174 facilities that we acquired before 2024 that have not fully stabilized. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes the acquisition costs with respect to the Acquired Facilities:

As of March 31 2026
Costs to acquire (in thousands):
Acquisitions before 2024	$3,083,399
2024 Acquisitions	267,473
2025 Acquisitions	945,586
2026 Acquisitions	20,778
$4,317,236
We have been active in acquiring facilities in recent years. Our acquired facilities includes a total of 286 facilities with 22.9 million net rentable square feet for a total cost of $4.3 billion. During the three months ended March 31, 2026, these facilities contributed net operating income of $49.2 million.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. During the three months ended March 31, 2026, we acquired three self-storage facilities across three states with 0.2 million net rentable square feet for $20.8 million. Subsequent to March 31, 2026, we acquired or were under contract to acquire 15 self-storage facilities across four states with 1.2 million net rentable square feet for $165.5 million. Our total acquisitions planned or completed through March 31, 2026, amount to $186.3 million. Additionally, we recently announced our pending acquisition of NSA, refer to Note 3 for further details.
Newly Developed and Expanded Facilities
The Newly Developed and Expanded Facilities include 110 facilities that were developed on new sites or expanded to increase their net rentable square footage that are not fully stabilized. 10 expansion projects are currently in process at March 31, 2026. The following table summarizes the development costs with respect to the Newly Developed and Expanded Facilities:

As of March 31, 2026
Costs to develop (in thousands):
Developed and Expanded before 2024	$1,007,794
Developed and Expanded in 2024	325,295
Developed and Expanded in 2025	390,326
Developed and Expanded in 2026	45,411
$1,768,826
Our Newly Developed and Expanded Facilities includes a total of 120 self-storage facilities with 13.7 million net rentable square feet. For development and expansions completed by March 31, 2026, we incurred a total cost of $1.8 billion. During the three months ended March 31, 2026, Newly Developed and Expanded Facilities contributed net operating income of $31.8 million.

It typically takes at least three to four years for a newly developed or expanded self-storage facility to stabilize with respect to revenues. Physical occupancy can be achieved as early as two to three years following completion of the development or expansion through offering lower rental rates during fill-up. As a result, even after achieving high occupancy, there can still be a period of elevated revenue growth as the customer base matures and higher rental rates are achieved.
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
We expect to add a total of 1.0 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate development cost of approximately $168.6 million. At March 31, 2026, we had 27 additional facilities in development, which we expect will have a total of 2.5 million net rentable square feet of storage space and have an aggregate development cost of approximately $449.8 million. We expect these facilities to open over the next 18 to 24 months.
As of March 31, 2026, we have ongoing development and expansion projects that we estimate will have an aggregate development cost of approximately $618.4 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 1.0 million net rentable square feet at March 31, 2026. As of March 31, 2026 and 2025, the average occupancy for these facilities totaled 83.4% and 76.9%, respectively, and the annual contract rent per occupied square foot totaled $15.80 and $19.01 as of March 31, 2026 and 2025, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $8.0 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to acquired facilities and newly developed and expanded facilities.

Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by customers in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$66,503	$59,731	$6,772
Merchandise	6,262	6,393	(131)
Third party property management	16,851	14,062	2,789
Total revenues	89,616	80,186	9,430
Cost of operations:
Tenant reinsurance	13,562	12,362	1,200
Merchandise	4,453	4,172	281
Third party property management	16,249	14,159	2,090
Total cost of operations	34,264	30,693	3,571
Net operating income (loss):
Tenant reinsurance	52,941	47,369	5,572
Merchandise	1,809	2,221	(412)
Third party property management	602	(97)	699
Total net operating income	$55,352	$49,493	$5,859
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $6.8 million or 11.3% in the three months ended March 31, 2026 over the same period in 2025, as a result of an increase in our customer base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage and premium rates in our customers base at our same store facilities. Tenant reinsurance premium revenue generated from customers at our Same Store Facilities were $51.8 million and $48.9 million in the three months ended March 31, 2026 and 2025, respectively, representing a 6.1% increase.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured customers and the volume of events that drive covered losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations increased $1.2 million in the three months ended March 31, 2026 as compared the same period in 2025, primarily due to increased claim volumes and expenses related to flooding and burglary as well as increased access fees we paid to the third-party owners of properties we manage driven by the significant growth of our third-party property management program.
We expect tenant reinsurance operations to grow as we roll out insurance policies with increased coverage and higher premiums in 2026, and as we continue to increase the customers base at our newly acquired and developed facilities.
Third-party property management: At March 31, 2026, in our third-party property management program, we managed 370 facilities (29.0 million net rentable square feet) for unrelated third parties, and were under contract to manage 71 additional facilities (6.1 million net rentable square feet) including 68 facilities that are currently under construction. During the three months ended March 31, 2026, we added 20 facilities to the program and had 12 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.

Analysis of items not allocated to segments
Equity in earnings (loss) of unconsolidated real estate entity: We account for the equity investments in Shurgard using the equity method and record our pro-rata share of the net income of these entities. For the three months ended March 31, 2026 and 2025, we recognized equity in earnings of Shurgard of $6.8 million and $3.6 million, respectively. Included in our equity earnings from Shurgard were $11.3 million and $13.3 million of our share of depreciation and amortization expense for the three months ended March 31, 2026 and 2025, respectively.
For purposes of recording our equity in earnings from Shurgard, the Euro was translated at exchange rates of approximately 1.174 U.S. Dollars per Euro at March 31, 2026 (1.174 at December 31, 2025), and average exchange rates of 1.163 and 1.051 for the three months ended March 31, 2026 and 2025, respectively.
Real estate acquisition and development expense: In the three months ended March 31, 2026 and 2025, we incurred a total of $2.4 million and $7.4 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities. These amounts are net of $3.0 million and $3.5 million in the three months ended March 31, 2026 and 2025, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities. The year-over-year change of real estate acquisition and development expense was primarily due to the recognition of a $3.8 million impairment write-down of certain land development parcels that were marketed for sale during the three months ended March 31, 2025.
General and administrative expense: General and administrative expense increased $5.2 million for the three months ended March 31, 2026 as compared to the same period in 2025 due primarily to (i) a $1.9 million increase in corporate transformation costs, (ii) an $2.6 million increase in CEO Transition costs and (iii) a $1.9 million increase in executive labor costs, partially offset by a $1.1 million reduction in legal fees.
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

Interest and other income (expense): The following table sets forth our interest and other income (expense):

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)

Interest earned on cash balances	$4,429	$7,907	$(3,478)
Commercial operations	2,588	3,015	(427)
Interest earned on notes receivable, net	2,881	284	2,597
Unrealized gain (loss) on private equity investments	(474)	(873)	399
Unrealized gain (loss) on interest rate derivatives	(5,251)	—	(5,251)
Other	3,605	2,901	704
Total	$7,778	$13,234	$(5,456)

Interest earned on cash balances decreased $3.5 million during the three months ended March 31, 2026 as compared to 2025, due primarily to lower average cash balances and lower interest rates earned in 2025. As described in Note 8, during the three months ended March 31, 2026, we incurred a $5.3 million unrealized loss on swaps that did not qualify for hedge accounting.
Interest expense: For the three months ended March 31, 2026 and 2025, we incurred $81.2 million and $73.6 million, respectively, of interest on our outstanding notes payable and credit facility. In determining interest expense, these amounts were offset by capitalized interest of $1.2 million and $1.6 million during the three months ended March 31, 2026 and 2025, respectively, associated with our development activities. The increase of interest expense for the three months ended March 31, 2026 as compared to the same period in 2025 is due to the issuance of U.S. Dollar and Euro Denominated unsecured notes in 2025 and the utilization of our Credit Facility in 2026. At March 31, 2026, we had $10.1 billion of debt outstanding (inclusive of our line of credit), with a weighted average interest rate of approximately 3.3%
Foreign currency exchange gain (loss): For the three months ended March 31, 2026 and 2025, we recorded foreign currency gains of $41.7 million and losses of $68.7 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates. The Euro was translated at exchange rates of approximately 1.150 U.S. Dollars per Euro at March 31, 2026, 1.174 at December 31, 2025, 1.082 at March 31, 2025, and 1.039 at December 31, 2024. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding
Income tax (provision) benefit: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to shareholders. For the three months ended March 31, 2026 and 2025, we recorded income tax expense totaling $1.6 million and $1.4 million, respectively, related to income taxes incurred in certain state and local jurisdictions in which we operate.

Liquidity and Capital Resources
Overview and our Sources of Capital

While operating as a REIT allows us to minimize the payment of U.S. federal corporate income tax expense, we are required to distribute at least 90% of our taxable income to our shareholders. Notwithstanding this requirement, our annual operating retained cash flow was approximately $566 million in 2025 and $400 million in 2024. Retained operating cash flow represents our expected cash flow provided by operating activities (including property operating costs and interest payments described below), less shareholder distributions and capital expenditures. We expect retained cash flow to be favorable or at least consistent with those attained in the prior year.
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
Our revolving line of credit has a borrowing limit of $1.5 billion. As of March 31, 2026, there were $325.0 million in borrowings outstanding on the revolving line of credit. Subsequent to quarter end, we repaid the $325.0 million line of credit in full and there were no borrowings outstanding on the revolving line of credit as of April 27, 2026; however we do have approximately $19.4 million of outstanding letters of credit, which limits our borrowing capacity to $1.5 billion as of April 27, 2026. Our line of credit matures on June 12, 2027.
In December 2024, we implemented an “at the market” offering program pursuant to which we may, from time to time, sell common shares through participating agents up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs. We did not issue any common shares under the program in during the three months ended March 31, 2026.
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
Our current and expected capital resources include: (i) $134.6 million of cash as of March 31, 2026, and (ii) at least $566 million of expected retained operating cash flow over the next twelve months based on 2025 operating results which are expected to continue or improve in 2026 and (iii) $493.7 million of cash proceeds from the issuance of senior notes in April 2026. Additionally, we had $1.2 billion of available borrowing capacity on our revolving line of credit at March 31, 2026. We believe that the cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As described below, as of March 31, 2026, our current committed cash requirements consist of (i) $165.5 million in property acquisitions currently under contract, (ii) $415.7 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitments of $43.9 million under the lending program expected to close in the next twelve months, (iv) approximately $650.0 million in scheduled principal repayments on our unsecured notes in the next twelve months, (v) $325.0 million under our credit facility, and (vi) $45.2 million in unfunded capital commitments related to our private equity investments. We plan to refinance these unsecured notes as they come due in 2026 through either cash generated from operations, the issuance of additional debt or borrowings under the Company's Credit Facility. For our proposed acquisition of NSA, if consummated, we plan to fund the transaction through the issuance of OP Units, Common Shares and debt. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common shares, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of March 31, 2026, the principal outstanding on our debt totaled approximately $9.8 billion, consisting of $7.7 billion of U.S. Dollar denominated unsecured notes payable, $2.0 billion of Euro-denominated unsecured notes payable and $1.5 million of mortgage notes payable. Approximate principal maturities and interest payments are as follows:

	Principal	Interest	Total

	(Amounts in Thousands)

Remainder of 2026	$650,105	$214,047	$864,152
2027	1,200,146	281,280	1,481,426
2028	1,200,129	244,502	1,444,631
2029	1,000,088	206,489	1,206,577
2030	1,281,313	174,797	1,456,110
Thereafter	4,436,650	1,462,754	5,899,404
	$9,768,431	$2,583,869	$12,352,300

We have $650.0 million of our U.S. Dollar denominated unsecured notes that mature on November 9, 2026. We plan to repay these notes as they come due through either cash generated from operations or the issuance of additional debt, such as borrowings under the Company's Credit Facility.
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

We spent $44 million of capital expenditures to maintain real estate facilities in the three months ended March 31, 2026, and expect to spend approximately $175 million in 2026. In addition to standard capital repairs of building elements reaching the end of their useful lives, our capital expenditures include property enhancements such as acquisition rebrandings and commercial conversions. We spent approximately $9 million on this effort in the three months ended March 31, 2026. Lastly, we have spent $16 million on energy efficient upgrades through the installation of solar panels, LED lights and heat pumps, in the three months ended March 31, 2026, and expect to spend approximately $60 million in 2026.
We believe the capital spent to install solar panels, LED lights and heat pumps will significantly reduce electricity consumption resulting in lower utility costs.
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
The annual distribution requirement with respect to our preferred shares outstanding at March 31, 2026 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to March 31, 2026, we acquired or were under contract to acquire 15 self-storage facilities across four states with 1.2 million net rentable square feet for $165.5 million.
For our proposed acquisition of NSA, if consummated, we plan to fund the transaction through the issuance of OP Units, Common Shares and debt.
As of March 31, 2026, we had development and expansion projects at a total cost of approximately $618.4 million. Costs incurred through March 31, 2026 were $202.7 million, with the remaining cost to complete of $415.7 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Financing and Capital Commitments: We offer loan financing, primarily through bridge loans, to third-party self-storage owners for operating properties that we manage. As of March 31, 2026, we had unfunded loan commitments of $43.9 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. Additionally, we have unfunded capital commitments related to our private equity investments totaling $45.2 million at March 31, 2026, which may be called at any time during the prescribed time periods.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company uses derivative instruments solely to manage its exposure to interest rates. See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional interest rate swaps executed during the three months ended March 31, 2026, which are described further in Note 8.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2025, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed below.
In addition, in considering the forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward-Looking Statements at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q.
Risks Relating to the Mergers
Failure to complete the pending Mergers could have an adverse effect on us.
If the Mergers are not completed, our business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:
•the market price of our common shares or preferred shares could decline;
•we will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Mergers, which could adversely affect our business, financial condition, results of operations and growth prospects;
•we could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement;
•we will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the Mergers that could have been devoted to pursuing other beneficial opportunities; and
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Mergers or negative reactions from the financial markets or from our customers, vendors, employees and other commercial relationships.
Any of these risks could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the Mergers could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Mergers and could adversely affect our business, financial condition, results of operations and growth prospects after the Mergers.

We may not realize the anticipated benefits and synergies from the pending Mergers.
The Mergers involve the combination of two companies that currently operate as independent public companies. While we and NSA will continue to operate independently until the completion of the Mergers, the success of the Mergers will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and NSA’s businesses. We plan on devoting substantial management attention and resources to integrating our and NSA’s business practices and operations so that we can fully realize the anticipated benefits of the Mergers. Nevertheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The Mergers could also result in the assumption of unknown or contingent liabilities. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the business of NSA with ours in a manner that permits us to achieve the cost savings anticipated to result from the Mergers, which would result in some anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;
•the failure to integrate operations and internal systems, programs and controls;
•the inability to successfully realize the anticipated value from some of NSA’s assets;
•lost sales, loss of customers, joint venture partners and other commercial relationships;
•the complexities associated with managing the combined company, including the complexity of managing the newly formed JV;
•the additional complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;
•the failure to retain key employees of either of the two companies that may be difficult to replace;
•the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Mergers and integrating NSA’s and our operations.
Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, employees and other commercial relationships. As a result, the anticipated benefits of the Mergers may not be realized fully within the expected time frame or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects.
We expect to incur substantial expenses related to the Mergers.
We expect to incur substantial expenses in completing the Mergers and integrating the business, operations, practices, policies and procedures of NSA. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the Mergers are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following the Mergers, we will have a substantial amount of indebtedness and may need to incur more in the future.
Our total indebtedness as of March 31, 2026 was $10.1 billion. This amount excludes the outstanding indebtedness of NSA, which may be repaid or remain outstanding (or a combination thereof) in connection with the Mergers. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy its capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement its business strategy and make distributions to our shareholders. A high level of indebtedness on an absolute basis or as a ratio to its cash flow could also have the following consequences:
•potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate industry;
•potential impairment of our ability to obtain additional financing to execute on our business strategy; and
•potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, limiting our access to capital and increasing its cost of borrowing.
In addition, from time to time, NSA and we mortgage certain of their properties to secure payment of indebtedness. If we are unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a resulting loss of income and asset value.

Completion of the Mergers is subject to many conditions, and if any of these conditions are not satisfied or waived, the Mergers may not be completed on the currently contemplated timeline or terms, or at all.
The consummation of the Mergers is subject to the satisfaction or waiver of certain conditions, including among others: (i) approval of the NSA Merger by NSA’s shareholders; (ii) approval of the Mergers and the other transactions contemplated by the Merger Agreement by holders of NSA OP Units; (iii) the effectiveness of a registration statement on Form S-4 filed by us becoming effective in accordance with the provisions of the Securities Act; (iv) the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Mergers; and (v) the common shares and the preferred shares of the Company to be issued in the Mergers being approved for listing on the New York Stock Exchange, (vi) the newly formed JV having been formed and (vii) other customary conditions. We cannot provide assurance that the conditions to completing the Mergers will be satisfied or waived, and accordingly, that the Mergers will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Mergers is not satisfied, it could delay or prevent the Mergers from occurring, which could negatively impact the price of our common shares and preferred shares and our business, financial condition, results of operations and growth prospects, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community.
Holders of our common shares will be diluted by the Mergers, if consummated.
The Mergers will dilute the ownership position of holders of our common shares. Consequently, our holders of common shares, as a general matter, will have less voting control and influence over our management and policies after the effective time of the Mergers than they currently exercise over our management and policies.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated by the Merger Agreement, could have a material adverse impact on our business and our ability to consummate the Mergers.
Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either party’s board of trustees breached its respective duties to its shareholders or other equityholders by entering into a merger agreement, by failing to obtain a greater value in a transaction for its shareholders or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse impact on our ability to complete the Mergers or their respective businesses, financial conditions, results of operations and growth prospects, including through the possible diversion of either company’s resources or distraction of key personnel.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of March 31, 2026. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2026, we did not repurchase any of our common shares. From the inception of the repurchase program through April 27, 2026, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended March 31, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

2.1
Agreement and Plan of Merger, dated as of March 16, 2026, by and among National Storage Affiliates Trust, NSA OP, LP, Public Storage, Public Storage OP, L.P., Pelican Merger Sub I, LLC and Pelican Merger Sub II, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 16, 2026 and incorporated by reference herein.

10.1
Retirement and Transition Agreement by and among Public Storage and Joseph, D. Russell, Jr., dated February 10, 2026. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2026 and incorporated by reference herein.

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

DATED: April 27, 2026
PUBLIC STORAGE
By:	/s/ Joseph D. Fisher
Joseph D. Fisher President and Chief Financial Officer (Principal Financial Officer)