Form 10-Q
period 2026-06-30
Public Storage
filed 2026-07-29
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
Commission File Number: 001-33519
Public Storage
(Exact name of registrant as specified in its charter)

Maryland	93-2834996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2811 Internet Boulevard, Frisco, Texas	75034
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (469) 649-9486.
Former name, former address and former fiscal, if changed since last report: N/A
Securities registered pursuant to Section 12b of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	PSA	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.150% Cum Pref Share, Series F, $0.01 par value	PSAPrF	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.050% Cum Pref Share, Series G, $0.01 par value	PSAPrG	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.600% Cum Pref Share, Series H, $0.01 par value	PSAPrH	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Share, Series I, $0.01 par value	PSAPrI	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.700% Cum Pref Share, Series J, $0.01 par value	PSAPrJ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.750% Cum Pref Share, Series K, $0.01 par value	PSAPrK	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.625% Cum Pref Share, Series L, $0.01 par value	PSAPrL	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.125% Cum Pref Share, Series M, $0.01 par value	PSAPrM	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.875% Cum Pref Share, Series N, $0.01 par value	PSAPrN	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.900% Cum Pref Share, Series O, $0.01 par value	PSAPrO	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series P, $0.01 par value	PSAPrP	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 3.950% Cum Pref Share, Series Q, $0.01 par value	PSAPrQ	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.000% Cum Pref Share, Series R, $0.01 par value	PSAPrR	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.100% Cum Pref Share, Series S, $0.01 par value	PSAPrS	New York Stock Exchange
6.000% Cumulative Preferred Shares, Series T, $0.01 par value	PSAPrT	New York Stock Exchange
6.000% Cumulative Preferred Shares, Series U, $0.01 par value	PSAPrU	New York Stock Exchange
Guarantee of 0.875% Senior Notes due 2032 issued by Public Storage Operating Company	PSA/32	New York Stock Exchange
Guarantee of 0.500% Senior Notes due 2030 issued by Public Storage Operating Company	PSA/30	New York Stock Exchange
Guarantee of 3.500% Senior Notes due 2034 issued by Public Storage Operating Company	PSA/34	New York Stock Exchange
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of July 21, 2026:
Common Shares of beneficial interest, $0.10 par value per share – 175,621,134 shares

Public Storage
Form 10-Q
For the Quarterly Period Ended June 30, 2026

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Cash and equivalents	$259,936	$318,095
Real estate facilities, at cost:
Land	5,999,442	5,952,072
Buildings	24,503,343	24,126,185
Total land and buildings, at cost	30,502,785	30,078,257
Accumulated depreciation	(12,008,797)	(11,468,054)
Total land and buildings, net	18,493,988	18,610,203
Construction in process	260,088	194,355
Total real estate facilities, net	18,754,076	18,804,558

Investment in unconsolidated real estate entity	364,794	388,586
Goodwill and other intangible assets, net	228,005	251,613
Notes receivable, net	173,300	142,108
Other assets	337,621	303,644
Total assets	$20,117,732	$20,208,604

LIABILITIES AND EQUITY

Notes payable	$10,180,215	$10,253,881
Accrued and other liabilities	651,705	612,889
Total liabilities	10,831,920	10,866,770

Commitments and contingencies (Note 15)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 174,000 shares issued (in series) and outstanding, (174,000 shares at December 31, 2025) at liquidation preference	4,350,000	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 175,621,082 shares issued (175,500,243 shares at December 31, 2025)	17,562	17,550
Paid-in capital	6,214,483	6,147,650
Accumulated deficit	(1,345,970)	(1,219,273)
Accumulated other comprehensive loss	(45,795)	(47,799)
Total Public Storage shareholders’ equity	9,190,280	9,248,128
Noncontrolling interests	95,532	93,706
Total equity	9,285,812	9,341,834
Total liabilities and equity	$20,117,732	$20,208,604

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues:
Self-storage facilities	$1,139,947	$1,118,658	$2,268,072	$2,221,656
Ancillary operations	92,934	82,436	182,550	162,622
Total revenues	1,232,881	1,201,094	2,450,622	2,384,278

Expenses:
Self-storage cost of operations	307,820	284,717	613,499	585,871
Ancillary cost of operations	36,286	33,288	70,550	63,981
Depreciation and amortization	287,757	283,216	578,480	565,931
Real estate acquisition and development expense	5,187	2,538	7,615	9,961
General and administrative	44,369	25,727	74,720	50,911
Interest expense	84,781	71,609	164,799	143,618
Total expenses	766,200	701,095	1,509,663	1,420,273
Operating income	466,681	499,999	940,959	964,005

Other increases (decreases) to net income:
Interest and other income (expense)	16,877	12,789	24,655	26,023
Equity in earnings (loss) of unconsolidated real estate entity	4,944	(2,230)	11,780	1,397
Foreign currency exchange gain (loss)	17,187	(146,070)	58,860	(214,765)
Gain (Loss) on sale of real estate	(35)	163	344	208
Income before income taxes	505,654	364,651	1,036,598	776,868
Income tax (provision) benefit	(2,716)	(3,240)	(4,285)	(4,666)
Net income	502,938	361,411	1,032,313	772,202
Allocation to noncontrolling interests	(2,978)	(2,992)	(6,080)	(5,992)
Net income allocable to Public Storage shareholders	499,960	358,419	1,026,233	766,210
Allocation of net income to:
Preferred shareholders	(48,678)	(48,673)	(97,356)	(97,351)
Restricted share units and unvested LTIP units	(1,024)	(778)	(1,831)	(1,661)
Net income allocable to common shareholders	$450,258	$308,968	$927,046	$667,198
Net income per common share:
Basic	$2.56	$1.76	$5.28	$3.80
Diluted(1)	$2.55	$1.76	$5.26	$3.79

Basic weighted average common shares outstanding	175,561	175,442	175,540	175,431
Diluted weighted average common shares outstanding	176,512	175,921	176,455	175,932
(1) Includes adjustment to numerator for net income attributable to noncontrolling interest shares

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$502,938	$361,411	$1,032,313	$772,202
Foreign currency translation gain (loss) on investment in Shurgard	52	16,791	(10,955)	30,515
Change in fair value of derivatives designated as hedging instruments	12,967	—	12,967	—
Total comprehensive income	515,957	378,202	1,034,325	802,717
Allocation to noncontrolling interests	(3,009)	(3,000)	(6,088)	(6,003)
Comprehensive income allocable to Public Storage shareholders	$512,948	$375,202	$1,028,237	$796,714

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended June 30, 2026 and 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2026	$4,350,000	$17,554	$6,184,983	$(1,269,414)	$(58,783)	$9,224,340	$95,382	$9,319,722
Issuance of common shares in connection with share-based compensation (76,173 shares)	—	8	15,901	—	—	15,909	—	15,909
Taxes withheld upon net share settlement of restricted share units	—	—	(260)	—	—	(260)	—	(260)
Share-based compensation cost	—	—	13,952	—	—	13,952	—	13,952
Contributions by noncontrolling interests	—	—	—	—	—	—	1,013	1,013
Net income	—	—	—	502,938	—	502,938	—	502,938
Net income allocated to noncontrolling interests	—	—	—	(2,978)	—	(2,978)	2,978	—
Reallocation of equity	—	—	(93)	—	—	(93)	93	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(3,965)	(3,965)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(527,838)	—	(527,838)	—	(527,838)
Other comprehensive income (loss)	—	—	—	—	12,988	12,988	31	13,019
Balances at June 30, 2026	$4,350,000	$17,562	$6,214,483	$(1,345,970)	$(45,795)	$9,190,280	$95,532	$9,285,812

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2025	$4,350,000	$17,543	$6,124,382	$(867,425)	$(58,244)	$9,566,256	$104,096	$9,670,352
Issuance of common shares in connection with share-based compensation (22,544 shares)	—	2	4,626	—	—	4,628	—	4,628
Taxes withheld upon net share settlement of restricted share units	—	—	(372)	—	—	(372)	—	(372)
Share-based compensation cost	—	—	11,553	—	—	11,553	—	11,553
Acquisition of noncontrolling interests	—	—	(8,056)	—	—	(8,056)	(902)	(8,958)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,531	1,531
Net income	—	—	—	361,411	—	361,411	—	361,411
Net income allocated to noncontrolling interests	—	—	—	(2,992)	—	(2,992)	2,992	—
Reallocation of equity	—	—	(616)	—	—	(616)	616	—
Distributions to:
Preferred shareholders	—	—	—	(48,677)	—	(48,677)	—	(48,677)
Noncontrolling interests	—	—	—	—	—	—	(4,451)	(4,451)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share)	—	—	—	(527,459)	—	(527,459)	—	(527,459)
Other comprehensive income (loss)	—	—	—	—	16,783	16,783	8	16,791
Balances at June 30, 2025	$4,350,000	$17,545	$6,131,517	$(1,085,142)	$(41,461)	$9,372,459	$103,890	$9,476,349

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2026 and 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2025	4,350,000	17,550	6,147,650	(1,219,273)	(47,799)	9,248,128	93,706	9,341,834
Issuance of common shares in connection with share-based compensation (120,839 shares)	—	12	23,758	—	—	23,770	—	23,770
Sale of OP Options	—	—	30,000	—	—	30,000	—	30,000
Taxes withheld upon net share settlement of restricted share units	—	—	(2,860)	—	—	(2,860)	—	(2,860)
Share-based compensation cost	—	—	25,626	—	—	25,626	—	25,626
Acquisition of noncontrolling interests	—	—	(7,460)	—	—	(7,460)	(22)	(7,482)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,869	1,869
Net income	—	—	—	1,032,313	—	1,032,313	—	1,032,313
Net income allocated to noncontrolling interests	—	—	—	(6,080)	—	(6,080)	6,080	—
Reallocation of equity	—	—	(2,231)	—	—	(2,231)	2,231	—
Distributions to:
Preferred shareholders	—	—	—	(97,356)	—	(97,356)	—	(97,356)
Noncontrolling interests	—	—	—	—	—	—	(8,340)	(8,340)
Common shareholders, restricted share unitholders and unvested LTIP unitholders $6.00 per share/unit)	—	—	—	(1,055,574)	—	(1,055,574)	—	(1,055,574)
Other comprehensive income (loss)	—	—	—	—	2,004	2,004	8	2,012
Balances at June 30, 2026	$4,350,000	$17,562	$6,214,483	$(1,345,970)	$(45,795)	$9,190,280	$95,532	$9,285,812

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (44,323 shares)	—	4	7,841	—	—	7,845	—	7,845
Taxes withheld upon net settlement of restricted share units	—	—	(3,040)	—	—	(3,040)	—	(3,040)
Share-based compensation cost	—	—	22,746	—	—	22,746	—	22,746
Acquisition of noncontrolling interests	—	—	(8,161)	—	—	(8,161)	(900)	(9,061)
Contributions by noncontrolling interests	—	—	—	—	—	—	2,684	2,684
Net income	—	—	—	772,202	—	772,202	—	772,202
Net income allocated to noncontrolling interests	—	—	—	(5,992)	—	(5,992)	5,992	—
Reallocation of equity	—	—	(3,982)	—	—	(3,982)	3,982	—
Distributions to:
Preferred shareholders	—	—	—	(97,355)	—	(97,355)	—	(97,355)
Noncontrolling interests	—	—	—	—	—	—	(8,925)	(8,925)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($6.00 per share/unit)	—	—	—	(1,054,914)	—	(1,054,914)	—	(1,054,914)
Other comprehensive income (loss)	—	—	—	—	30,504	30,504	11	30,515
Balances at June 30, 2025	$4,350,000	$17,545	$6,131,517	$(1,085,142)	$(41,461)	$9,372,459	$103,890	$9,476,349

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$1,032,313	$772,202
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(344)	(208)
Depreciation and amortization	578,480	565,931
Equity in earnings of unconsolidated real estate entity	(11,780)	(1,397)
Distributions from cumulative equity in earnings of unconsolidated real estate entity	25,478	736
Unrealized foreign currency exchange (gain) loss	(59,322)	215,716
Share-based compensation expense	24,678	20,903
Impairment (recovery) of real estate investments	(210)	3,827
Amortization of debt issuance costs	5,443	4,953
Unrealized losses on derivatives	5,857	—
Other non-cash adjustments	2,843	1,342
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(67,585)	(22,766)
Accrued and other liabilities	27,387	16,532
Net cash flows from (used in) operating activities	1,563,238	1,577,771
Investing Activities:
Capital expenditures to maintain real estate facilities	(86,529)	(71,202)
Capital expenditures for property enhancements	(18,563)	(11,207)
Capital expenditures for energy efficiencies (Solar, heat pumps, LED lighting)	(29,468)	(30,938)
Development and expansion of real estate facilities	(113,728)	(143,146)
Acquisition of real estate facilities and intangible assets	(243,230)	(303,277)
Issuance of notes receivable	(30,437)	(67,876)
Proceeds from disposition of real estate investments	27,674	2,849
Net cash flows from (used in) investing activities	(494,281)	(624,797)
Financing Activities:
Repayments of notes payable	(500,068)	(65)
Proceeds from OP Options issued	30,000	—
Financing fees paid	(4,000)	—
Issuance of notes payable, net of issuance costs	492,460	866,532
Issuance of common shares in connection with share-based compensation	23,639	7,779
Taxes paid upon net share settlement of restricted share units	(2,860)	(3,040)
Acquisition of noncontrolling interests	(7,482)	(9,061)
Contributions by noncontrolling interests	1,869	2,684
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(1,152,334)	(1,151,691)
Distributions paid to noncontrolling interests	(8,340)	(8,925)
Net cash flows from (used in) financing activities	(1,127,116)	(295,787)
Net (decrease) increase in cash and equivalents, including restricted cash	$(58,159)	$657,187

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash and equivalents at beginning of the period:	$318,095	$447,416
Cash and equivalents at end of the period:	$259,936	$1,104,603

Supplemental schedule of non-cash investing and financing activities:

Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(10,544)	$(9,492)
Capital expenditures for property enhancements	(246)	(226)
Capital expenditures for energy efficiencies (Solar, heat pumps, LED lighting)	(583)	(3,282)
Construction or expansion of real estate facilities	(46,850)	(45,729)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$(141,903)	$(139,685)
Cash paid for income taxes, net of refunds	(5,806)	(5,910)

See accompanying notes.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of June 30, 2026, Public Storage owned all of the general partner interests and approximately 99.75% of the limited partnership interests of PSA OP, with the remaining 0.25% of limited partnership interests owned by certain trustees and officers of the Company.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At June 30, 2026, we owned interests in 3,196 self-storage facilities (with approximately 231.4 million net rentable square feet) located in 40 states in the United States (“U.S.”) operating under the Public Storage® name, and 0.9 million net rentable square feet of commercial and retail space. In addition, we managed 388 facilities (with approximately 28 million net rentable square feet) for third parties at June 30, 2026.
At June 30, 2026, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 335 self-storage facilities (with approximately 19 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. The shares we owned had a market value of approximately $1.05 billion at June 30, 2026. In recording our share of equity in earnings or loss from Shurgard, we adjust Shurgard’s operating results, which are reported under International Financial Reporting Standards (“IFRS”), to conform with U.S. generally accepted accounting principles (“GAAP”).
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
Certain amounts previously reported in our Statements of Cash Flows have been reclassified to conform to the June 30, 2026 presentation, with respect to the major types of capital expenditures in the cash flows from investing activities section. The reclassifications did not affect the subtotals for cash flows from operating, investing or financing activities.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
3. Acquisitions
On July 22, 2026, the Company closed its merger (the “Merger”) with National Storage Affiliates Trust (“NSA”), a Maryland real estate investment trust (“NSA”), listed on the New York Stock Exchange, in an all-stock transaction. Under the terms of the Merger, NSA common shareholders and holders of Class A units of the NSA operating partnership received 0.1400 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding common share (or partnership unit) of NSA they owned. The Company issued (i) approximately 11,200,000 common shares to former holders of NSA common shares and outstanding NSA equity awards, (ii) 9,569,557 Series T Preferred Shares to former holders of NSA Series A Preferred Shares, (iii) 5,668,128 Series U Preferred Shares to former holders of NSA Series B Preferred Shares, (iv) approximately 4,100,000 OP Units to former holders of NSA OP Units, and (v) 660,371 Series T-1 Preferred Units to former holders of NSA OP’s Series A-1 Preferred Units. At closing, the Company retired NSA’s existing credit facilities and bank debt and paid off NSA’s various senior unsecured notes, while assuming certain existing mortgage debt. NSA’s portfolio includes more than 1,000 properties, 69 million rentable square feet, and 550,000 units across 37 states and Puerto Rico. In connection with the Merger, Public Storage and certain investors of NSA formed a joint venture consisting of certain properties acquired from NSA. Public Storage will own 20% of the newly formed JV and will manage the portfolio and will earn customary property management, asset management and tenant reinsurance income. Additionally, the Company provided a $237 million mezzanine loan to the newly formed JV as part of its initial capitalization.
On June 22, 2026, the Company announced that it had entered into an agreement to acquire PS Canada, which is considered to be a related party transaction as it is owned by Tamara Hughes Gustavson, a current member of our Board and her adult children, for $1.2 billion with additional earn-out consideration of $288 million, contingent on achievement of certain NOI performance targets. PS Canada’s portfolio includes 68 properties and approximately 5.3 million rentable square feet across major Canadian metropolitan markets. This is currently expected to close in the third quarter of 2026, subject to the satisfaction of customary closing conditions.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

4. Real Estate Facilities
Activity in real estate facilities during the six months ended June 30, 2026 is as follows:

Six Months Ended June 30, 2026
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$30,078,257
Capital expenditures to maintain real estate facilities	88,908
Capital expenditures for property enhancements	18,324
Capital expenditures for energy efficiencies (Solar, heat pumps, LED lighting)	29,051
Acquisitions	232,099
Transfers, dispositions, and retirements, net	(1,170)
Developed or expanded facilities opened for operation	57,316
Ending balance	30,502,785
Accumulated depreciation:
Beginning balance	(11,468,054)
Depreciation expense	(540,997)
Transfers, dispositions and retirements	254
Ending balance	(12,008,797)
Construction in process:
Beginning balance	194,355
Costs incurred to develop and expand real estate facilities	122,585
Transfer from Other Assets	3,500
Write-off of cancelled projects	(3,036)
Developed or expanded facilities opened for operation	(57,316)
Ending balance	260,088
Total real estate facilities, net at June 30, 2026	$18,754,076
During the six months ended June 30, 2026, we acquired 23 self-storage facilities (1.7 million net rentable square feet of storage space), for a total cost of $243.2 million in cash. Approximately $11.1 million of the total cost was allocated to intangible assets. During the six months ended June 30, 2026, we completed development and redevelopment activities costing $57.3 million, adding 0.4 million net rentable square feet of self-storage space. Construction in process at June 30, 2026 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	At June 30, 2026			At December 31, 2025
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

	(Amounts in thousands)

Goodwill	$165,843	$—	$165,843	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Finite-lived intangible assets, subject to amortization	1,082,619	(1,039,281)	43,338	1,071,488	(1,004,542)	66,946
Total goodwill and other intangible assets	$1,267,286	$(1,039,281)	$228,005	$1,256,155	$(1,004,542)	$251,613
Finite-lived intangible assets consist primarily of acquired customers in place. Amortization expense related to intangible assets subject to amortization was $15.5 million and $34.7 million for the three and six months ended June 30, 2026, respectively, and $20.5 million and $43.8 million for the same periods in 2025. During the six months ended June 30, 2026, intangibles increased $11.1 million, in connection with the acquisition of real estate facilities (Note 4).
The estimated future amortization expense for our finite-lived intangible assets at June 30, 2026 is as follows:

Year	Amount

(Amounts in Thousands)

Remainder of 2026	$24,228
2027	14,103
2028	1,546
2029	229
2030	212
Thereafter	3,020
Total	$43,338
6. Notes Receivable
We offer financing, typically in the form of bridge loans, to third-party self-storage owners for operating properties that we manage. The loans, collateralized by operating self-storage properties, typically have a term of three or four years with two one-year extensions, and have variable interest rates. At June 30, 2026 and December 31, 2025, we had notes receivable of $173.3 million and $142.1 million, respectively, with average annual interest rates of 7.6% and 7.9%, respectively. At June 30, 2026, we had unfunded loan commitments of $44.3 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. As of June 30, 2026 and December 31, 2025, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was immaterial.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

7. Credit Facility and Commercial Paper Program
On June 25, 2026, PSOC entered into a fourth amended and restated credit agreement, which provides for (i) a $3.0 billion unsecured revolving credit facility maturing on June 25, 2030 (the “Revolver”) with outstanding borrowings thereunder bearing interest at a per annum rate ranging from SOFR plus 0.625% to SOFR plus 1.350% depending upon our credit rating (SOFR plus 0.650% at June 30, 2026) and (ii) a $500 million unsecured delayed draw term loan maturing on June 25, 2031 (the “Term Loan” and together with the Revolver, the “Credit Facilities”) that is available to be drawn in up to four advances on or prior to December 22, 2026, with drawn amounts thereunder bearing interest at a per annum rate ranging from SOFR plus 0.675% to 1.550% depending upon our credit rating (SOFR plus 0.700% at June 30, 2026). The Revolver replaces in its entirety the Company’s $1.5 billion revolving credit facility that was scheduled to mature on June 12, 2027. The Revolver includes an option to extend its maturity date by up to one additional year with the payment of an extension fee, which in the case of a full one-year extension would be in the amount of 0.125% of the extended commitment amount. The aggregate commitments under the Revolver may be increased and one or more additional term loans may be incurred by up to $1.5 billion in the aggregate pursuant to an accordion expansion feature, the exercise of which is subject to obtaining lender commitments. In addition, a quarterly facility fee ranging from 0.10% per annum to 0.30% per annum depending upon our credit rating (0.10% per annum at June 30, 2026) is payable on the aggregate commitments under the Revolver. At June 30, 2026, we had no outstanding borrowings under the Credit Facility. We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $19.3 million at June 30, 2026 ($19.4 million at December 31, 2025). The Credit Facility contains various customary affirmative, negative and financial maintenance covenants with which we were in compliance at June 30, 2026. Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under the Credit Facilities.
The Company has established a commercial paper note program and may issue up to $1.0 billion of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 364 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, lending or acquisition of properties. The commercial paper notes issued under the commercial paper program will rank pari passu with all of Public Storage’s other senior unsecured debt and will be fully and unconditionally guaranteed by Public Storage. Outstanding commercial paper notes have been included in unsecured credit facility and commercial paper on the Company’s consolidated balance sheets. At June 30, 2026, there were no issuances outstanding under the commercial paper program.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

8. Notes Payable
Our notes payable (all of which were issued by PSOC) are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. Our notes payable at June 30, 2026 and December 31, 2025 are set forth in the tables below:

			June 30, 2026		December 31, 2025
	Coupon Rate	Effective Rate	Amount	Fair Value	Amount	Fair Value

			(Dollar amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due February 15, 2026	0.875%	0.000%	$—	$—	$500,000	$497,958
Notes due November 9, 2026	1.500%	1.640%	650,000	643,625	650,000	636,828
Notes due April 16, 2027	SOFR+0.70%	4.368%	700,000	701,779	700,000	703,891
Notes due September 15, 2027	3.094%	3.218%	500,000	492,953	500,000	494,206
Notes due May 1, 2028	1.850%	1.962%	650,000	620,723	650,000	620,402
Notes due November 9, 2028	1.950%	2.044%	550,000	519,054	550,000	520,843
Notes due January 15, 2029	5.125%	5.260%	500,000	508,858	500,000	516,660
Notes due May 1, 2029	3.385%	3.459%	500,000	485,937	500,000	489,405
Notes due July 1, 2030 (a)	4.375%	4.568%	475,000	471,817	475,000	478,958
Notes due May 1, 2031	2.300%	2.419%	650,000	583,194	650,000	588,030
Notes due November 9, 2031	2.250%	2.322%	550,000	487,288	550,000	490,580
Notes due August 1, 2033	5.100%	5.207%	700,000	708,266	700,000	724,886
Notes due July 1, 2035	5.000%	5.245%	400,000	398,567	400,000	406,046
Notes due December 15, 2035	5.000%	5.195%	500,000	494,796	—	—
Notes due August 1, 2053	5.350%	5.474%	900,000	863,934	900,000	870,986
			8,225,000	7,980,791	8,225,000	8,039,679

Euro Denominated Unsecured Debt
Notes due September 9, 2030	0.500%	0.640%	798,483	711,700	821,758	727,308
Notes due January 24, 2032	0.875%	0.978%	570,345	495,680	586,970	508,532
Notes due January 20, 2034	3.500%	3.836%	484,793	432,104	498,925	441,580
Notes due April 11, 2039	4.080%	4.080%	171,104	171,773	176,091	177,535
			2,024,725	1,811,257	2,083,744	1,854,955

Mortgage Debt, secured by 2 real estate facilities with a net book value of 11.0 million	4.187%	4.187%	1,507	1,455	1,576	1,545
Total			10,251,232	$9,793,503	10,310,320	$9,896,179
Aggregate debt issuance costs and unamortized premium (discount), net			(62,677)		(56,581)
Hedge accounting fair value adjustment (a)			(8,340)		142
Total			$10,180,215		$10,253,881

(a) The book value includes $8.3 million in adjustments related to changes in fair value attributable to hedging instruments on these notes as of June 30, 2026. See below for further discussion.
Public Storage has provided a full and unconditional guarantee of PSOC’s obligations under each series of unsecured notes.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

U.S. Dollar Denominated Unsecured Notes
On February 15, 2026, we repaid PSOC’s outstanding $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% at maturity.
On April 6, 2026, PSOC issued $500 million of senior notes, bearing interest at a fixed rate of 5.000% per year and maturing on December 15, 2035. The senior notes are guaranteed by Public Storage. We received $493.7 million of net proceeds from the issuance.
In connection with our public offering of senior notes due July 1, 2030, we entered into three separate interest rate swap agreements, with a combined notional amount of $475 million, which effectively convert the debt’s fixed interest rate to a variable rate (SOFR + 0.92%). The swaps were designated in combination as a fair value hedge of interest rate risk and mature on July 1, 2030. The Company’s hedging relationship is assumed to be perfectly effective. As of June 30, 2026, the fair value of the swaps was a liability position of $8.3 million. The estimated fair values of our swaps are based upon changes in benchmark interest rates related to these notes. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to these financial instruments is categorized as level 2 in the fair value hierarchy.
The Company has entered into swaps to hedge interest rate risk related to anticipated issuances of debt, which may include debt related to the Merger. The swaps have a notional amount of approximately $1.0 billion. The fair value of the swaps at June 30, 2026 was an asset position of $7.1 million, which are recorded in Other Assets on the Consolidated Balance Sheet. The company recognized unrealized losses of $0.6 million and $5.9 million during the three and six months ended June 30, 2026, respectively, reported in Interest and Other Income (Expense) in the Consolidated Statement of Income. During the three months ended June 30, 2026 we designated these swaps as Cash Flow Hedges and recognized $13.0 million in unrealized gains, which are included in Other Comprehensive Income related to change in fair value from the date of designation through June 30, 2026. Subsequent to quarter end, we settled $500 million of the swaps as part of the July 20, 2026 senior notes issuance.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at June 30, 2026. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 18% at June 30, 2026) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 11x for the trailing twelve months ended June 30, 2026) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro Denominated Unsecured Notes
At June 30, 2026, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €500.0 million issued in a public offering on January 24, 2020, (ii) €700.0 million issued in a public offering on September 9, 2021, (iii) €150.0 million issued to institutional investors on April 11, 2024, and (iv) €425.0 million issued in a public offering on October 3, 2025. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
We reflect changes in the U.S. Dollar equivalent of the amount payable including the associated interest, as a result of changes in foreign exchange rates as “Foreign currency exchange gain (loss)” on our income statement (gains of $17.9 million and $59.8 million for the three and six months ended June 30, 2026, respectively, as compared to losses of $147.1 million and $216.3 million for the three and six months ended June 30, 2025, respectively)

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method.
At June 30, 2026, the related contractual interest rates of our mortgage notes are fixed, ranging between 3.9% and 7.1%, and mature between September 1, 2028 and July 1, 2030.
At June 30, 2026, approximate principal maturities of our Notes Payable are as follows:

	Unsecured Debt	Mortgage Debt	Total

	(Amounts in thousands)

Remainder of 2026	$650,000	$70	$650,070
2027	1,200,000	146	1,200,146
2028	1,200,000	129	1,200,129
2029	1,000,000	88	1,000,088
2030	1,273,483	1,061	1,274,544
Thereafter	4,926,242	13	4,926,255
	$10,249,725	$1,507	$10,251,232
Weighted average effective rate	3.3%	4.2%	3.3%
Interest capitalized as real estate totaled $2.4 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively.
9. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC we consolidate of which we do not own 100% of the equity. At June 30, 2026, certain of these subsidiaries have issued 470,398 partnership units to third parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including OP Units and vested LTIP units from equity awards we issue to certain officers and trustees of the Company. Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units of PSA OP, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At June 30, 2026, approximately 0.25% of the partnership interests of PSA OP, were not owned by the Company. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

10. Shareholders’ Equity

Preferred Shares
At June 30, 2026 and December 31, 2025, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2026		At December 31, 2025
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Total Preferred Shares			174,000	$4,350,000	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At June 30, 2026, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.
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

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

At-the-Market (“ATM”) Program
In 2024, we entered into an ATM program under which, we may offer and sell up to an aggregate gross sales price of $2.0 billion of the Company’s common shares either (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers. As of June 30, 2026, we have sold 425,278 common shares subject to forward sale confirmations which have not yet settled, at a weighted average initial gross price of $324.98 per share. We currently expect to fully settle forward sale agreements outstanding by December 10, 2027, representing $137.4 million in net proceeds. As of June 30, 2026, we had approximately $1.8 billion remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Dividends and Distributions
Dividends and distributions paid to our common shareholders, restricted share unitholders, deferred share unitholders, and unvested LTIP unitholders, totaled $527.4 million ($3.00 per share) and $527.2 million ($3.00 per share) for the three months ended June 30, 2026 and 2025, respectively, and $1.06 billion ($6.00 per share/unit) and $1.05 billion ($6.00 per share/unit) for the six months ended June 30, 2026 and 2025, respectively. In addition, we accrued $0.3 million of dividends and distributions to holders of unearned performance-based restricted share units and LTIP units for each of the three months ended June 30, 2026 and 2025, and $0.6 million for each of the six months ended June 30, 2026 and 2025.
Preferred share dividends paid totaled $48.7 million for each of the three months ended June 30, 2026 and 2025, and $97.4 million for each of the six months ended June 30, 2026 and 2025.
11. Related Party Transactions
At June 30, 2026, Tamara Hughes Gustavson, a current member of our Board, held less than a 0.1% equity interest in, and is a manager of, PS Canada, a company that owns 68 self-storage facilities in Canada. Ms. Gustavson’s adult children, own the remaining equity interest in PS Canada. These facilities operate under the Public Storage® tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received premium payments of approximately $1.0 million for both of the six months ended June 30, 2026 and 2025. As described in Note 3, on June 22, 2026, we entered into an agreement to acquire PS Canada. The transaction is currently expected to close in the third quarter of 2026, subject to the satisfaction of customary closing conditions.
Throughout all periods presented, we had an approximate 35% equity interest in Shurgard. During the six months ended June 30, 2026 and 2025, we received $2.7 million and $2.4 million, respectively, of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We eliminated $0.9 million and $0.8 million of intra-entity profits and losses for the six months ended June 30, 2026 and 2025, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income (expense) on our Consolidated Statements of Income.
During the six months ended June 30, 2026, we entered into agreements to sell non-qualified options (“OP Options”) to purchase common units of the Operating Partnership to two members of our Board, Shankh S. Mitra and Ronald L. Havner, for an aggregate purchase price of $25.0 million and $5.0 million, respectively. The purchase price was based on the Company’s determination of the fair value of the OP Options using a Monte Carlo Valuation simulation prepared by a third-party valuation firm. The OP Options have an exercise price of $350 per unit, will become exercisable on February 20, 2032, and have a 10-year term.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

12. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Amounts in thousands)

Self-storage cost of operations	$3,130	$2,965	$6,099	$6,096
Ancillary cost of operations	380	338	731	673
Real estate acquisition and development expense	260	259	344	1,113
General and administrative	9,020	7,059	17,504	13,022
Total	$12,790	$10,621	$24,678	$20,904
As of June 30, 2026, there was $103.5 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
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
We calculate basic net income per common share based upon net income allocable to common shareholders divided by the weighted-average common shares. For diluted net income per common share, net income allocable to common shareholders is adjusted to add back the dilutive effects of if-converted non controlling interest shares, divided by the weighted-average common shares adjusted for the impact of dilutive stock options, OP Options, AO LTIP units, Forward ATM Offerings, and the assumed conversion of noncontrolling interest shares under the if-converted method when their effect is dilutive. Stock options, OP Options, AO LTIP units and Forward ATM Offerings equivalent to 1,923,300 common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026, as compared to 552,302 common shares for the same period in 2025, because their effect would have been antidilutive.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Amounts in thousands, except per share data)
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$450,258	$308,968	$927,046	$667,198
Effect of assumed conversion of noncontrolling interest shares	665	—	1,513	—
Numerator for dilutive net income per common share- net income allocable to common shareholders	$450,923	$308,968	$928,559	$667,198

Denominator for basic net income per share - weighted average common shares outstanding	175,561	175,442	175,540	175,431
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	481	479	445	501
Net effect of noncontrolling interest shares - based on if-converted method	470	—	470	—
Denominator for dilutive net income per share - weighted average common shares outstanding	176,512	175,921	176,455	175,932

Net income per common share:
Basic	$2.56	$1.76	$5.28	$3.80
Dilutive	$2.55	$1.76	$5.26	$3.79

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
Ancillary Operations
Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and third-party property management operating segments.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,139,947	$1,118,658	$2,268,072	$2,221,656
Cost of operations:
Property taxes	(133,117)	(120,308)	(257,396)	(243,210)
On-site property manager payroll	(39,936)	(39,448)	(80,465)	(79,083)
Repairs and maintenance	(24,414)	(22,984)	(50,779)	(49,894)
Utilities	(14,505)	(13,493)	(33,034)	(32,218)
Marketing	(25,954)	(23,890)	(52,296)	(50,660)
Other direct property costs	(31,899)	(29,689)	(64,083)	(60,382)
Indirect cost of operations (a):	(37,995)	(34,905)	(75,446)	(70,424)
Total cost of operations	(307,820)	(284,717)	(613,499)	(585,871)
Net operating income	832,127	833,941	1,654,573	1,635,785
Depreciation and amortization	(287,757)	(283,216)	(578,480)	(565,931)
Net income	544,370	550,725	1,076,093	1,069,854

Ancillary Operations
Revenue	92,934	82,436	182,550	162,622
Cost of operations	(36,286)	(33,288)	(70,550)	(63,981)
Net operating income	56,648	49,148	112,000	98,641
Total net income allocated to segments	601,018	599,873	1,188,093	1,168,495

Other items not allocated to segments:
Real estate acquisition and development expense	(5,187)	(2,538)	(7,615)	(9,961)
General and administrative	(44,369)	(25,727)	(74,720)	(50,911)
Interest and other income (expense)	16,877	12,789	24,655	26,023
Interest expense	(84,781)	(71,609)	(164,799)	(143,618)
Equity in earnings (loss) of unconsolidated real estate entity	4,944	(2,230)	11,780	1,397
Foreign currency exchange gain (loss)	17,187	(146,070)	58,860	(214,765)
Gain (Loss) on sale of real estate	(35)	163	344	208
Income tax (provision) benefit	(2,716)	(3,240)	(4,285)	(4,666)
Net income	$502,938	$361,411	$1,032,313	$772,202
(a) Indirect cost of operations are comprised of supervisory payroll, centralized management costs, and share-based compensation

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase excess insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At June 30, 2026, there were approximately 1.6 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $7.5 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $152.4 million at June 30, 2026. We expect to pay approximately $75.7 million in the remainder of 2026, $73.8 million in 2027 and $2.9 million in 2028 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $71.2 million at June 30, 2026. We expect to pay approximately $2.6 million in the remainder of 2026, $4.9 million in 2027, $3.2 million in each of 2028 and 2029, $3.3 million in 2030, and $54.0 million thereafter for these commitments.
We have unfunded capital commitments related to our private equity investments totaling $44.6 million at June 30, 2026, which may be called at any time during the prescribed time periods. We have unfunded loan commitments totaling $44.3 million at June 30, 2026. We expect to fund the loans in the next twelve months, subject to the satisfaction of certain conditions.
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
Corporate transformation costs of approximately $6.9 million and $1.8 million were incurred for the six months ended June 30, 2026 and 2025, respectively.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

Corporate transformation costs consisting of Employee Related and Real Estate Related expenses are a component of general and administrative expense in the Consolidated Statements of Income. Employee Related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Real Estate Related and Other costs primarily consist of accelerated depreciation and consulting fees. The following table presents changes in accrued corporate transformation costs and cumulative costs incurred during the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Employee Related	Real Estate Related and Other	Total

	(Amounts in thousands)

Balances at December 31, 2025	$954	$—	$954
Costs	2,313	4,619	6,932
Cash payments and other adjustments	(1,929)	(4,619)	(6,548)
Balances at June 30, 2026	$1,338	$—	$1,338

17. Subsequent Events
On July 20, 2026, PSOC issued $900 million aggregate principal amount of senior notes at an effective interest rate of 4.855%, including $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.700% maturing on February 1, 2032 and $500 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.150% maturing on August 15, 2036. The senior notes are guaranteed by Public Storage. We received $886 million of net proceeds from the issuance.
On July 22, 2026, the Company closed its merger with NSA Trust in an all-stock transaction. See Note 3 “Acquisitions” for details.
As of July 29, 2026 we had $800 million of commercial paper outstanding with a weighted average maturity of eight days.
Subsequent to June 30, 2026, we acquired or were under contract to acquire 21 self-storage facilities across six states with 1.5 million net rentable square feet for $211.7 million.
Subsequent to June 30, 2026, we entered into forward sales agreements under our ATM program for a total of 370,731 common shares representing expected net proceeds of $120.8 million (when settled). Unsettled forward sales agreements under our ATM program through July 29, 2026 total 796,009 common shares representing expected net proceeds of $258.2 million (when settled).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our 2026 outlook and all underlying assumptions, our expected acquisition, disposition, development, and redevelopment activity, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and changes in macroeconomic conditions, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, settlement of common shares sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) program; and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “outlook,” “guidance,” “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to those risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on April 27, 2026, and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, failure to realize the expected benefits of the Merger, including the risk that NSA’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, including our ability to retain and hire key personnel, changes in national self-storage facility development activity, impacts from our strategic corporate transformation initiative, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, international trade disputes (including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation), or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Developed and Expanded Facilities (both as defined below).
During the three and six months ended June 30, 2026, revenues generated by our Same Store Facilities decreased by 0.6% ($5.9 million) and 0.3% ($6.1 million), respectively, as compared to the same periods in 2025. Cost of operations for Same Store Facilities increased by 4.4% ($11.1 million) and 1.6% ($8.2 million), respectively, for the three and six months ended June 30, 2026 as compared to the same periods in 2025. For the three and six months ended June 30, 2026, realized annual rent per occupied square foot for our Same Store Facilities decreased by 0.8% and 0.5%, respectively, while average occupancy increased by 0.2% and 0.3%, respectively, as compared to the same periods in 2025.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2024, including the ongoing integration of unstabilized properties acquired prior to 2024, we have expanded our portfolio by a total of 306 facilities with 24.5 million net rentable square feet for a cost of $4.5 billion. Within our non-same store portfolio as of June 30, 2026, our Developed and Expanded Facilities include a total of 120 self-storage facilities with 13.8 million net rentable square feet. For development and expansions completed by June 30, 2026, we incurred a total cost of $1.8 billion. During the three and six months ended June 30, 2026, combined net operating income generated by our Acquired Facilities and Developed and Expanded Facilities increased 23.3% ($15.8 million) and 26.3% ($34.3 million), respectively, as compared to the same periods in 2025.
On July 22, 2026, the Company closed its merger with National Storage Affiliates Trust (“NSA”) in an all-stock transaction (the “Merger”). Under the terms of the Merger, NSA common shareholders and holders of Class A units of the NSA operating partnership received 0.1400 of a common share (or OP Unit, as applicable) of the Company for each issued and outstanding common share (or partnership unit) of NSA they owned. Concurrently with the closing, NSA's operating partnership contributed a subset of properties to a newly formed JV, with participating NSA OP unitholders holding an $800 million equity interest, and the Company holding the remaining $200 million equity interest and providing a $237 million mezzanine loan as part of its initial capitalization. Following the Merger, the combined company owned and/or managed over 4,500 locations and approximately 327 million net rentable square feet.
On June 22, 2026, the Company announced that it had entered into an agreement to acquire PS Canada. PS Canada’s portfolio includes 68 properties and approximately 5.3 million rentable square feet across major Canadian metropolitan markets. This is currently expected to close in the third quarter of 2026, subject to the satisfaction of customary closing conditions.
As of June 30, 2026, we had outstanding forward sale agreements under our ATM program for a total of 425,278 common shares, representing expected net proceeds of approximately $137.4 million (assuming full physical settlement of such agreements).

    On June 25, 2026, PSOC entered into a fourth amended and restated credit agreement of $3.0 billion maturing on June 25, 2030 (the “Revolver”) and a $500 million delayed draw term loan maturing on June 25, 2031 with an interest rate at SOFR plus 0.700% (the “Term Loan” and together with the Revolver, the “Credit Facility) which replaces in its entirety the Company’s $1.5 billion revolving credit facility set to mature June 12, 2027. Additionally, the Company has established a commercial paper note program and may issue up to $1 billion of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 364 days).

Results of Operations
Operating Results for the Three Months Ended June 30, 2026 and 2025
For the three months ended June 30, 2026, net income allocable to our common shareholders was $450.3 million or $2.55 per diluted common share, compared to $309.0 million or $1.76 per diluted common share for the same period in 2025, representing an increase of $141.3 million or $0.79 per diluted common share. The increase is due primarily to (i) a $163.3 million increase in foreign currency gain primarily associated with our Euro denominated notes payable and (ii) a $7.2 million increase in equity in earnings of Shurgard partially offset by (iii) a $13.2 million increase in interest expense and (iv) an $18.6 million increase in general and administrative expense.
Operating Results for the Six Months Ended June 30, 2026 and 2025
For the six months ended June 30, 2026, net income allocable to our common shareholders was $927.0 million or $5.26 per diluted common share, compared to $667.2 million or $3.79 per diluted common share for the same period in 2025, representing an increase of $259.8 million or $1.47 per diluted common share. The increase is due primarily to (i) a $273.6 million increase in foreign currency gain primarily associated with our Euro denominated notes payable, (ii) an $18.8 million increase in self-storage net operating income, (iii) a $13.4 million increase in ancillary operation net operating income and (iv) a $10.4 million increase in equity in earnings of Shurgard, partially offset by (v) a $12.5 million increase in depreciation and amortization expense (vi) a $21.2 million increase in interest expense and (vii) a $23.8 million increase in general and administrative expense.
The $18.8 million increase in self-storage net operating income for the six months ended June 30, 2026 as compared to the same period in 2025 is a result of a $33.1 million increase attributable to our Non-Same Store Facilities (as defined below) reflecting the impact of newly acquired facilities and the lease-up of development/expansion properties, partially offset by a $14.3 million decrease attributable to our Same Store Facilities. Revenues for the Same Store Facilities decreased by 0.3% or $6.1 million in 2026 as compared to 2025, due primarily to lower realized annual rent per occupied square foot partially offset by an increase in average occupancy. Cost of operations for the Same Store Facilities increased by 1.6% or $8.2 million in 2026 as compared to 2025, due primarily to increased property tax expense and indirect cost of operation.
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
For the three months ended June 30, 2026, FFO was $4.21 per diluted common share as compared to $3.44 per diluted common share for the same period in 2025, representing an increase of 22.4%, or $0.77 per diluted common share.
For the six months ended June 30, 2026, FFO was $8.59 per diluted common share as compared to $7.15 per diluted common share for the same period in 2025, representing an increase of 20.1%, or $1.44 per diluted common share.

We also present “Core FFO” and “Core FFO per share” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred securities, (iii) transaction and integration costs related to the NSA Merger, and (iv) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of corporate transformation costs, loss contingencies, due diligence costs incurred in pursuit of strategic transactions, cancelled project write-off, realized or unrealized gain or loss on private equity investments and non-hedge designated derivative transactions, certain CEO transition-related costs, and amortization of acquired non real estate-related intangibles. We review Core FFO and Core FFO per share to evaluate our ongoing operating performance, and we believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.
The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$450,258	$308,968	45.7%	$927,046	$667,198	38.9%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	284,729	280,221		572,495	560,230
Real estate-related depreciation from unconsolidated real estate investment	10,884	17,683		22,161	30,958
Real estate-related depreciation allocated to noncontrolling interests, restricted share unitholders, and unvested LTIP unitholders	(2,761)	(2,215)		(5,487)	(4,329)
Impairment (recovery) write-down of real estate investments	(210)	—		(210)	3,827
Gains on sale of real estate investments, including our equity share from investment	35	(163)		(344)	(208)
FFO allocable to common shares	$742,935	$604,494	22.9%	$1,515,661	$1,257,676	20.5%
Eliminate items excluded from Core FFO:
Adjustments to G&A Expense:
Transaction and integration costs	4,687	—		4,687	400
Legal reserves and recoveries	(1,700)	(255)		(1,700)	290
Corporate transformation costs	4,238	1,013		6,932	1,802
Executive severance and CEO transition costs	5,095	—		7,662	—
Other Non-Core Adjustments:
Foreign currency exchange (gain) loss	(17,187)	146,070		(58,860)	214,765
Unrealized (gain) loss on private equity investments	(3,779)	915		(3,305)	1,788
Unrealized (gain) loss on interest rate derivatives	606	—		5,857	—
Other items	1,176	112		1,376	225
Core FFO allocable to common shares	$736,071	$752,349	(2.2)%	$1,478,310	$1,476,946	0.1%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$2.55	$1.76	44.9%	$5.26	$3.79	38.8%
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	1.66	1.68		3.33	3.34

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change

	(Amounts in thousands, except per share data)
Impairment (recovery) write-down of real estate investments	—	—		—	0.02
FFO per share	$4.21	$3.44	22.4%	$8.59	$7.15	20.1%
Eliminate amounts per share excluded from Core FFO:
Adjustments to G&A Expense:
Transaction and integration costs	0.03	—		0.03	—
Legal reserves and recoveries	(0.01)	—		(0.01)	—
Corporate transformation costs	0.02	0.01		0.04	0.01
Executive severance and CEO transition costs	0.03	—		0.04	—
Other Non-Core Adjustments:
Foreign currency exchange (gain) loss	(0.10)	0.82		(0.33)	1.21
Unrealized (gain) loss on private equity investments	(0.02)	0.01		(0.02)	0.01
Unrealized (gain) loss on interest rate derivatives	—	—		0.03	—
Other items	0.01	—		0.01	0.01
Core FFO per share	$4.17	$4.28	(2.6)%	$8.38	$8.39	(0.1)%

Diluted weighted average common shares	176,512	175,921		176,455	175,932

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,755 facilities that we have owned and operated on a stabilized basis since January 1, 2024 (the “Same Store Facilities”), (ii) 306 facilities we acquired since January 1, 2024 or that were acquired prior to 2024 that remain unstabilized since January 1, 2024 (the “Acquired Facilities”), (iii) 120 facilities that have been developed or expanded since January 1, 2021 including those developed or expanded earlier that remain unstabilized since January 1, 2024, or properties that will commence expansion by December 31, 2026 (the “Developed and Expanded Facilities”), and (iv) 15 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2024 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 14 to our June 30, 2026 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change (a)	2026	2025	Percentage Change (a)

	(Dollar amounts and square footage in thousands)
Revenues (b):
Same Store Facilities	$1,006,549	$1,012,439	(0.6)%	$2,007,382	$2,013,460	(0.3)%
Acquired Facilities	78,871	57,561	37.0%	153,875	112,966	36.2%
Developed and Expanded Facilities	51,314	44,382	15.6%	100,197	86,811	15.4%
Other Non-Same Store Facilities	3,213	4,276	(24.9)%	6,618	8,419	(21.4)%
Total revenues	1,139,947	1,118,658	1.9%	2,268,072	2,221,656	2.1%

Cost of operations (b):
Same Store Facilities	260,176	249,106	4.4%	521,609	513,430	1.6%
Acquired Facilities	27,966	19,797	41.3%	53,754	40,330	33.3%
Developed and Expanded Facilities	18,536	14,303	29.6%	35,638	29,074	22.6%
Other Non-Same Store Facilities	1,142	1,511	(24.4)%	2,498	3,037	(17.7)%
Total cost of operations	307,820	284,717	8.1%	613,499	585,871	4.7%

Net operating income (c):
Same Store Facilities	746,373	763,333	(2.2)%	1,485,773	1,500,030	(1.0)%
Acquired Facilities	50,905	37,764	34.8%	100,121	72,636	37.8%
Developed and Expanded Facilities	32,778	30,079	9.0%	64,559	57,737	11.8%
Other Non-Same Store Facilities	2,071	2,765	(25.1)%	4,120	5,382	(23.4)%
Total net operating income	832,127	833,941	(0.2)%	1,654,573	1,635,785	1.1%

Depreciation and amortization expense:
Same Store Facilities	208,154	217,282	(4.2)%	418,754	436,950	(4.2)%
Acquired Facilities	56,577	43,640	29.6%	113,899	86,848	31.1%
Developed and Expanded Facilities	20,193	19,442	3.9%	40,166	36,461	10.2%
Other Non-Same Store Facilities	2,833	2,852	(0.7)%	5,661	5,672	(0.2)%
Total depreciation and amortization	287,757	283,216	1.6%	578,480	565,931	2.2%

Net income (loss):
Same Store Facilities	538,219	546,051	(1.4)%	1,067,019	1,063,080	0.4%
Acquired Facilities	(5,672)	(5,876)	(3.5)%	(13,778)	(14,212)	(3.1)%
Developed and Expanded Facilities	12,585	10,637	18.3%	24,393	21,276	14.7%
Other Non-Same Store Facilities	(762)	(87)	775.9%	(1,541)	(290)	431.4%
Total net income	$544,370	$550,725	(1.2)%	$1,076,093	$1,069,854	0.6%

Number of facilities at period end:
Same Store Facilities				2,755	2,755	—%
Acquired Facilities				306	221	38.5%
Developed and Expanded Facilities				120	110	9.1%
Other Non-Same Store Facilities				15	17	(11.8)%
Total number of facilities at period end				3,196	3,103	3.0%

Self-Storage Operations (continued)
Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change (a)	2026	2025	Percentage Change (a)

	(Dollar amounts and square footage in thousands)
Net rentable square footage at period end:
Same Store Facilities				192,126	192,126	—%
Acquired Facilities				24,491	18,459	32.7%
Developed and Expanded Facilities				13,822	12,273	12.6%
Other Non-Same Store Facilities				998	1,205	(17.2)%
Total net rentable square footage at period end				231,437	224,063	3.3%

Square foot occupancy at period end:
Same Store Facilities				92.4%	91.9%	0.5%
Acquired Facilities				87.0%	86.1%	0.9%
Developed and Expanded Facilities				80.6%	78.8%	1.8%
Other Non-Same Store Facilities				86.8%	75.9%	10.9%
Total square foot occupancy				91.1%	90.6%	0.5%

Annual contract rent per occupied square foot at period end (d):
Same Store Facilities				$22.09	$22.25	(0.7)%
Acquired Facilities				14.95	15.02	(0.5)%
Developed and Expanded Facilities				18.66	18.51	0.8%
Other Non-Same Store Facilities				16.01	18.56	(13.7)%
Total annual contract rent per occupied square foot at period end				$21.16	$21.49	(1.5)%
(a)Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 14 to our June 30, 2026 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2024. Our Same Store Facilities increased from 2,565 facilities at December 31, 2025 to 2,755 at June 30, 2026. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2024, 2025, and 2026 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,755 facilities (192.1 million net rentable square feet) that represent approximately 83% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2026. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other Non-Same Store Facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,755 facilities)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change (e)	2026	2025	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$972,740	$978,048	(0.5)%	$1,939,453	$1,943,573	(0.2)%
Late charges and administrative fees	33,809	34,391	(1.7)%	67,929	69,887	(2.8)%
Total revenues	1,006,549	1,012,439	(0.6)%	2,007,382	2,013,460	(0.3)%

Direct cost of operations (a):
Property taxes	111,362	105,186	5.9%	217,485	212,411	2.4%
On-site property manager payroll	33,713	34,325	(1.8)%	68,075	68,907	(1.2)%
Repairs and maintenance	20,824	20,172	3.2%	43,431	44,182	(1.7)%
Utilities	11,888	11,506	3.3%	27,344	27,469	(0.5)%
Marketing	22,029	20,732	6.3%	44,625	44,382	0.5%
Other direct property costs	27,855	26,437	5.4%	55,999	53,946	3.8%
Total direct cost of operations	227,671	218,358	4.3%	456,959	451,297	1.3%
Direct net operating income (b)	778,878	794,081	(1.9)%	1,550,423	1,562,163	(0.8)%
Indirect cost of operations (a)	(32,505)	(30,748)	5.7%	(64,650)	(62,133)	4.1%
Net operating income	746,373	763,333	(2.2)%	1,485,773	1,500,030	(1.0)%
Depreciation and amortization expense	(208,154)	(217,282)	(4.2)%	(418,754)	(436,950)	(4.2)%
Net income	$538,219	$546,051	(1.4)%	$1,067,019	$1,063,080	0.4%

Gross margin (before indirect costs, depreciation and amortization expense)	77.4%	78.4%	(1.0)%	77.2%	77.6%	(0.4)%

Gross margin (before depreciation and amortization expense)	74.2%	75.4%	(1.2)%	74.0%	74.5%	(0.5)%

Weighted average for the period:
Square foot occupancy	92.5%	92.3%	0.2%	92.0%	91.7%	0.3%

Realized annual rental income per (c):
Occupied square foot	$21.89	$22.06	(0.8)%	$21.94	$22.06	(0.5)%
Available square foot	$20.24	$20.36	(0.6)%	$20.18	$20.23	(0.2)%

At June 30:
Square foot occupancy				92.4%	91.9%	0.5%
Annual contract rent per occupied square foot (d)				$22.09	$22.25	(0.7)%

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
Revenues generated by our Same Store Facilities decreased 0.6% and 0.3% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Revenues for the three months ended June 30, 2026 decreased primarily due to a 0.8% decrease in realized annual rent per occupied square foot and a 1.7% decrease in Late Charges and Administrative Fees, partially offset by a 0.2% increase in average occupancy as compared to the same period in 2025. The 0.3% decrease in revenues for the six months ended June 30, 2026 was due primarily to a 0.5% decrease in realized annual rent per occupied square foot and a 2.8% decrease in Late Charges and Administrative Fees, partially offset by a 0.3% increase in average occupancy, as compared to the same period in 2025.
The 0.8% and 0.5% decrease in realized annual rent per occupied square foot for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was due to lower average rates per square foot charged to new customers moving in as compared to customers moving out. The weighted average square foot occupancy for our Same Store Facilities was 92.5% and 92.0% for the three and six months ended June 30, 2026, respectively, representing an increase of 0.2% and 0.3%, respectively, due primarily to an increase in move-in volume net of move-out volumes, as compared to the same periods in 2025. Move-in average annual contract rent per square foot increased for the three months ended June 30, 2026, as compared to the same period in 2025.
Move-out activities from our customers decreased for the three and six months ended June 30, 2026 as compared to the same periods in 2025. Move-out average annual contract rent per square foot decreased for the three and six months ended June 30, 2026, as compared to the same periods in 2025.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for customers moving in and moving out and churn during the three and six months ended June 30, 2026 and 2025. Contract rents gained from move-ins and contracts rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. Churn is defined as units moved out during the period, divided by starting occupied units at the beginning of the period. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of customers moving in who receive the discount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(Amounts in thousands, except for per square foot amounts)

Customers moving in during the period:
Average annual contract rent per square foot	$13.49	$13.28	1.6%	$12.79	$12.82	(0.2)%
Square footage	33,307	35,117	(5.2)%	64,988	69,252	(6.2)%
Contract rents gained from move-ins	$112,328	$116,588	(3.7)%	$415,598	$443,905	(6.4)%
Promotional discounts given	$17,705	$15,251	16.1%	$32,523	$32,457	0.2%

Customers moving out during the period:
Average annual contract rent per square foot	$19.34	$20.04	(3.5)%	$19.42	$20.02	(3.0)%
Square footage	31,009	33,598	(7.7)%	61,010	65,843	(7.3)%
Contract rents lost from move-outs	$149,929	$168,326	(10.9)%	$592,407	$659,088	(10.1)%

Same Store Churn	18.2%	19.6%	(1.4)%	36.1%	38.9%	(2.8)%
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
Late Charges and Administrative Fees
Late charges and administrative fees decreased 1.7% and 2.8% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, as a result of lower late charges collected on delinquent accounts due to lower customer delinquency rates for both periods.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 4.4% and 1.6% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The year over-year increase for both periods was due primarily to increased property tax expense, marketing expense, other direct property costs and indirect costs of operations.
Property tax expense increased 5.9% and 2.4% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, as a result of higher assessed values. We expect property tax expense to grow in 2026 due primarily to higher assessed values.

Marketing expense includes internet advertising we utilize through our online paid search programs and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Our marketing expense increased by 6.3% and 0.5% for the three and six months ended June 30, 2026 as compared to the same periods in 2025. The increase in marketing expense is due to utilizing a higher volume of online paid search programs to attract new tenants.
Other direct property costs include administrative expenses specific to each self-storage facility, such as property loss, insurance, telephone and data communication lines, business license costs, bank charges related to processing the facilities’ cash receipts, tenant mailings, credit card fees, eviction costs, and the cost of operating each property’s rental office. These costs increased 5.4% and 3.8% for the three and six months ended June 30, 2026, respectively as compared to the same periods in 2025, primarily due to increased property loss and restoration expenses related to fire and flooding events, insurance expenses and an increase in credit card fees as a result of a long-term trend of more customers paying with credit cards rather than cash, checks, or other methods of payment with lower transaction costs.
Indirect Cost of Operations represents costs related to our supervisory payroll, centralized management costs, and share-based compensation. Indirect Cost of Operations increased 5.7% and 4.1% for the three and six months ended June 30, 2026, respectively as compared to the same periods in 2025, primarily related to changes in compensation expenses for shared general corporate functions to the extent their efforts are devoted to self-storage operations. Such functions include information technology support, hardware, and software, as well as centralized administration of payroll, benefits, training, repairs and maintenance, customer service, pricing and marketing, operational accounting and finance, legal costs, and costs from field management executives.
Acquired Facilities
The Acquired Facilities represent 132 facilities that we acquired in 2026, 2025, and 2024, and 174 facilities that we acquired before 2024 that have not fully stabilized. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes the acquisition costs with respect to the Acquired Facilities:

As of June 30, 2026
Costs to acquire (in thousands):
Acquisitions before 2024	$3,083,399
2024 Acquisitions	267,473
2025 Acquisitions	945,586
2026 Acquisitions	243,230
$4,539,688
We have been active in acquiring facilities in recent years. Our acquired facilities includes a total of 306 facilities with 24.5 million net rentable square feet for a total cost of $4.5 billion. During the three and six months ended June 30, 2026, these facilities contributed net operating income of $50.9 million and $100.1 million, respectively.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. During the six months ended June 30, 2026, we acquired 23 self-storage facilities across nine states with 1.7 million net rentable square feet for $243.2 million. Subsequent to June 30, 2026, we acquired or were under contract to acquire 21 self-storage facilities across six states with 1.5 million net rentable square feet for $211.7 million. Our total acquisitions planned or completed through June 30, 2026, amount to $454.9 million. Additionally, we recently announced our pending acquisition of PS Canada and closed our acquisition of NSA. Refer to Note 3 for further details.

Developed and Expanded Facilities
The Developed and Expanded Facilities include 111 facilities that were developed on new sites or expanded to increase their net rentable square footage that are not fully stabilized and 9 expansion projects that are currently in process at June 30, 2026. The following table summarizes the development costs with respect to the Developed and Expanded Facilities:

As of June 30, 2026
Costs to develop (in thousands):
Developed and Expanded before 2024	$1,007,794
Developed and Expanded in 2024	325,295
Developed and Expanded in 2025	390,326
Developed and Expanded in 2026	57,316
$1,780,731
Our Developed and Expanded Facilities includes a total of 120 self-storage facilities with 13.8 million net rentable square feet. For development and expansions completed by June 30, 2026, we incurred a total cost of $1.8 billion. During the three and six months ended June 30, 2026, Developed and Expanded Facilities contributed net operating income of $32.8 million and $64.6 million, respectively.
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
We expect to add a total of 1.2 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate development cost of approximately $208.2 million. At June 30, 2026, we had 31 additional facilities in development, which we expect will have a total of 2.8 million net rentable square feet of storage space and have an aggregate development cost of approximately $483.5 million. We expect these facilities to open over the next 18 to 24 months.
As of June 30, 2026, we have ongoing development and expansion projects that we estimate will have an aggregate development cost of approximately $691.7 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 1.0 million net rentable square feet at June 30, 2026. As of June 30, 2026 and 2025, the average occupancy for these facilities totaled 86.8% and 75.9%, respectively, and the annual contract rent per occupied square foot totaled $16.01 and $18.56 as of June 30, 2026 and 2025, respectively.

Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $4.5 million and $12.5 million for the three and six months ended June 30, 2026, as compared to the same period in 2025, primarily due to acquired facilities and newly developed and expanded facilities.
Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by customers in our self-storage facilities, sale of merchandise at our self-storage facilities, and management of property owned by unrelated third parties. The following table sets forth our ancillary operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$68,912	$61,644	$7,268	$135,415	$121,375	$14,040
Merchandise	6,899	6,417	482	13,161	12,810	351
Third party property management	17,123	14,375	2,748	33,974	28,437	5,537
Total revenues	92,934	82,436	10,498	182,550	162,622	19,928
Cost of operations:
Tenant reinsurance	15,002	15,074	(72)	28,564	27,436	1,128
Merchandise	4,617	4,556	61	9,070	8,728	342
Third party property management	16,667	13,659	3,008	32,916	27,818	5,098
Total cost of operations	36,286	33,289	2,997	70,550	63,982	6,568
Net operating income (loss):
Tenant reinsurance	53,910	46,570	7,340	106,851	93,939	12,912
Merchandise	2,282	1,861	421	4,091	4,082	9
Third party property management	456	716	(260)	1,058	619	439
Total net operating income	$56,648	$49,147	$7,501	$112,000	$98,640	$13,360
Tenant reinsurance operations: Tenant reinsurance premium revenue increased $7.3 million or 11.8%, and $14.0 million or 11.6% for the three and six months ended June 30, 2026, respectively, over the same periods in 2025, as a result of an increase in our customer base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage and premium rates in our customers base at our same store facilities. Tenant reinsurance premium revenue generated from customers at our Same Store Facilities were $53.2 million and $105.0 million for the three and six months ended June 30, 2026, respectively, representing a 6.9% and 6.5% increase, respectively, over the same periods in 2025.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured customers and the volume of events that drive covered losses, such as burglary, as well as catastrophic weather events affecting multiple properties such as hurricanes and floods. Tenant reinsurance cost of operations decreased $0.1 million and increased $1.1 million for the three and six months ended June 30, 2026, respectively, as compared the same periods in 2025, primarily due to increased claim volumes and expenses related to flooding and burglary as well as increased access fees we paid to the third-party owners of properties we manage driven by the significant growth of our third-party property management program.
We expect tenant reinsurance operations to grow as we roll out insurance policies with increased coverage and higher premiums in 2026, and as we continue to increase the customers base at our newly acquired and developed facilities.

Third-party property management: At June 30, 2026, in our third-party property management program, we managed 388 facilities (28.0 million net rentable square feet) for unrelated third parties, and were under contract to manage 75 additional facilities (6.2 million net rentable square feet) including 68 facilities that are currently under construction. During the six months ended June 30, 2026, we added 40 facilities to the program and had 14 facilities exit the program. While we expect this business to increase in scope and size, we do not expect any significant changes in overall profitability of this business in the near term as we seek new properties to manage and are in the earlier stages of fill-up for newly managed properties.
Analysis of items not allocated to segments
Equity in earnings (loss) of unconsolidated real estate entity: We account for our equity investment in Shurgard using the equity method and record our pro-rata share of its net income. For the three and six months ended June 30, 2026, we recognized earnings from our equity method investment in Shurgard of $4.9 million and $11.8 million, respectively, as compared to losses of $2.2 million and earnings of $1.4 million for the same periods in 2025. Included in our equity earnings from Shurgard were $10.9 million and $22.2 million of our share of depreciation and amortization expense for the three and six months ended June 30, 2026, respectively, as compared to $17.7 million and $31.0 million for the same periods in 2025.
Real estate acquisition and development expense: For the three and six months ended June 30, 2026, we incurred a total of $5.2 million and $7.6 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities, as compared to $2.5 million and $10.0 million for the same periods in 2025. These amounts are net of $3.0 million and $6.0 million for the three and six months ended June 30, 2026, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities, as compared to $3.4 million and $6.8 million for the same periods in 2025. The year-over-year change of real estate acquisition and development expense was primarily due to the recognition of a $3.8 million impairment write-down of certain land development parcels that were marketed for sale during the six months ended June 30, 2025, as compared to a $0.2 million impairment recovery for the same period in 2026.
General and administrative expense: For the three and six months ended June 30, 2026, general and administrative expense increased $18.6 million and $23.8 million, respectively, as compared to the same periods in 2025. The year-over-year increase was primarily related to (i) a $7.6 million increase in executive severance and CEO transition costs, (ii) a $5.1 million increase in corporate transformation costs, (iii) a $4.7 million increase in transaction and integration costs, and (iv) a $3.4 million increase in executive labor costs.
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
We expect to incur corporate transformation costs of approximately $15 to $20 million as we complete the initiative over the next three years. Beginning in 2026, we believe this restructuring plan will result in future annual cost savings of approximately $3 to $5 million, although the amount and timing of such savings are subject to change depending on a variety of factors.

Interest and other income (expense): The following table sets forth our interest and other income (expense):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(Amounts in thousands)

Interest earned on cash balances	$5,852	$7,163	$(1,311)	$10,281	$15,070	$(4,789)
Commercial operations	1,876	2,339	(463)	4,464	5,354	(890)
Interest earned on notes receivable, net	2,800	959	1,841	5,681	1,243	4,438
Unrealized gain (loss) on private equity investments	3,779	(915)	4,694	3,305	(1,788)	5,093
Unrealized gain (loss) on interest rate derivatives	(606)	—	(606)	(5,857)	—	(5,857)
Other	3,176	3,243	(67)	6,781	6,144	637
Total	$16,877	$12,789	$4,088	$24,655	$26,023	$(1,368)
Interest earned on cash balances decreased $1.3 million and $4.8 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due primarily to lower average cash balances and lower interest rates earned in 2025. As described in Note 8, during the three and six months ended June 30, 2026, we incurred $0.6 million and $5.9 million in unrealized losses, respectively, on swaps that did not qualify for hedge accounting. The swaps were subsequently modified and designated as cash flow hedges in the second quarter.
Interest expense: For the three and six months ended June 30, 2026, we incurred $86.1 million and $167.2 million, respectively, of interest on our outstanding notes payable, as compared to $73.1 million and $146.7 million for the same periods in 2025. In determining interest expense, these amounts were offset by capitalized interest of $1.3 million and $2.4 million during the three and six months ended June 30, 2026, respectively, associated with our development activities, as compared to $1.5 million and $3.1 million for the same periods in 2025. The increase of interest expense for the three and six months ended June 30, 2026 as compared to the same periods in 2025 is due to the issuance of U.S. Dollar and Euro denominated unsecured notes in 2025 and 2026. At June 30, 2026, we had $10.3 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.3%.
Foreign currency exchange gain (loss): For the three and six months ended June 30, 2026, we recorded foreign currency gains of $17.2 million and $58.9 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates, as compared to foreign currency losses of $146.1 million and $214.8 million, for the three and six months ended June 30, 2025, respectively. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Income tax (provision) benefit: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. For the three and six months ended June 30, 2026, we recorded income tax expense totaling $2.7 million and $4.3 million, respectively, related to income taxes incurred in certain state and local jurisdictions in which we operate, as compared to $3.2 million and $4.7 million for the same periods in 2025.

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
Capital needs in excess of retained cash flow are met with: (i) medium and long-term debt, (ii) preferred equity, (iii) limited partnership interests, (iv) our commercial paper program and credit facility and (v) common equity, including our ATM program. We select among these sources of capital based upon relative cost, availability, the desire for leverage, and considering potential constraints caused by certain features of capital sources, such as debt covenants.
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
Our revolving line of credit has a borrowing limit of $3.0 billion. As of June 30, 2026, there were no borrowings outstanding on the revolving line of credit. We do have approximately $19.3 million of outstanding letters of credit, which limits our borrowing capacity to $3.0 billion as of July 29, 2026. Our line of credit matures on June 25, 2030.
Pursuant to our ATM program, we may, from time to time, sell common shares through participating agents up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program in December 2024, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs. During the six months ended June 30, 2026, we entered into forward sales agreements under our ATM program for a total of 425,278 common shares representing expected net proceeds of $137.4 million.
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
Our current and expected capital resources include: (i) $259.9 million of cash as of June 30, 2026, (ii) unsettled forward sales agreements under our ATM program representing expected net proceeds of $258.2 million, and (iii) approximately $600 million of expected retained operating cash flow over the next twelve months based on 2025 operating results which are expected to continue or improve in 2026. Additionally, we had $3.0 billion of revolving line of credit, $500 million of deferred draw term loan, and $1.0 billion of commercial paper note available borrowing capacity at June 30, 2026. We believe that the cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As described below, as of June 30, 2026, our current committed cash requirements consist of (i) $211.7 million in property acquisitions currently under contract, (ii) $431.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitments of $44.3 million under the lending program expected to close in the next twelve months, (iv) approximately $1.4 billion in scheduled principal repayments on our unsecured notes in the next twelve months, and (v) $44.6 million in unfunded capital commitments related to our private equity investments. We plan to refinance these unsecured notes as they come due through either cash generated from operations, the issuance of additional debt, settlement of our forward sale ATM contracts or borrowings under the Company's credit facility. For our proposed acquisition of PS Canada, if consummated, and NSA we plan to fund this transaction through the issuance of Shares, OP Units and debt. Our cash requirements may increase over the next year as we add projects to our development pipeline and acquire additional properties. Additional potential cash requirements could result from various activities including the redemption of outstanding preferred securities, repurchases of common shares, or merger and acquisition activities, as and to the extent we determine to engage in such activities.
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
Required Debt Repayments: As of June 30, 2026, the principal outstanding on our debt totaled approximately $10.3 billion, consisting of $8.2 billion of U.S. Dollar denominated unsecured notes payable, $2.0 billion of Euro-denominated unsecured notes payable and $1.5 million of mortgage notes payable. Approximate principal maturities and interest payments are as follows:

	Principal	Interest	Total

	(Amounts in Thousands)

Remainder of 2026	$650,070	$214,031	$864,101
2027	1,200,146	281,280	1,481,426
2028	1,200,129	244,502	1,444,631
2029	1,000,088	206,489	1,206,577
2030	1,274,544	174,797	1,449,341
Thereafter	4,926,255	1,462,754	6,389,009
	$10,251,232	$2,583,853	$12,835,085

We have $650.0 million and $700.0 million of our U.S. Dollar denominated unsecured notes that mature on November 9, 2026 and April 16, 2027, respectively. We plan to repay these notes as they come due through either cash generated from operations or the issuance of additional debt, such as borrowings under our credit facility.
Capital Expenditure Requirements: Capital expenditures include capital expenditures to maintain real estate facilities, such as general maintenance, major repairs, or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal, as well as capital expenditures for property enhancements and energy-efficient upgrades. Capital expenditures do not include costs relating to the development of new facilities or redevelopment of existing facilities to increase their available rentable square footage.

We spent $87 million on capital expenditures to maintain real estate facilities in the six months ended June 30, 2026, and expect to spend approximately $182 million for the full year 2026. In addition to maintenance, we spent approximately $19 million during the six months ended June 30, 2026 on property enhancements, such as acquisition rebrandings and commercial conversions. Lastly, we spent $29 million on energy efficient upgrades through the installation of solar panels, heat pumps, and LED lights in the six months ended June 30, 2026, and expect to spend approximately $60 million for the full year 2026.
We believe the capital spent to install solar panels, heat pumps, and LED lights will significantly reduce electricity consumption resulting in lower utility costs.
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
The annual distribution requirement with respect to our preferred shares outstanding at June 30, 2026 is approximately $194.7 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to June 30, 2026, we acquired or were under contract to acquire 21 self-storage facilities across six states with 1.5 million net rentable square feet for $211.7 million.
For our proposed acquisition of PS Canada, if consummated, we plan to fund the transaction through the issuance of OP Units and debt.
As of June 30, 2026, we had development and expansion projects at a total cost of approximately $691.7 million. Costs incurred through June 30, 2026 were $260.1 million, with the remaining cost to complete of $431.6 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Financing and Capital Commitments: We offer loan financing, primarily through bridge loans, to third-party self-storage owners for operating properties that we manage. As of June 30, 2026, we had unfunded loan commitments of $44.3 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. Additionally, we have unfunded capital commitments related to our private equity investments totaling $44.6 million at June 30, 2026, which may be called at any time during the prescribed time periods.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company uses derivative instruments solely to manage its exposure to interest rates. See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional interest rate swaps executed during the six months ended June 30, 2026, and the April 6, 2026 issuance of senior unsecured notes, which are described further in Note 8.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2025, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors described in the “Risk Factors” section in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, other than those disclosed below.
In addition, in considering the forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward-Looking Statements at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q.
We may be unable to integrate the operations of NSA successfully with ours and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated time frame.
Until the completion of the Merger, NSA and Public Storage operated as independent public companies with respective independent operating partnerships. We expect to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state-of-the art technology and systems. However, we will be required to devote significant management attention and resources to integrating the operations of NSA with our own. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the business of NSA with ours in a manner that permits us to achieve the cost savings anticipated to result from the Merger, which would result in some anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
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
•the disruption of ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
•performance shortfalls at as a result of the diversion of management’s attention caused by completing the Merger and integrating NSA’s and our operations.

Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, employees and other commercial relationships. As a result, the anticipated benefits of the Merger may not be realized fully within the expected time frame or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of June 30, 2026. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended June 30, 2026, we did not repurchase any of our common shares. From the inception of the repurchase program through July 29, 2026, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended June 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

4.1
Twenty-Second Supplemental Indenture, dated as of April 6, 2026, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 6, 2026 and incorporated by reference herein.

4.2
Twenty-Third Supplemental Indenture, dated as of July 20, 2026, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 20, 2026and incorporated by reference herein.

4.3
Twenty-Fourth Supplemental Indenture, dated as of July 20, 2026, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 20, 2026 and incorporated by reference herein.

10.1
Fourth Amended and Restated Credit Agreement, dated as of June 25, 2026, by and among Public Storage Operating Company, the financial institutions party thereto and Wells Fargo Bank, National Association, as Agent. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 25, 2026 and incorporated by reference herein.

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

DATED: July 29, 2026
PUBLIC STORAGE
By:	/s/ Joseph D. Fisher
Joseph D. Fisher President and Chief Financial Officer (Principal Financial Officer)