Form 10-Q
period 2026-09-30
Public Storage
filed 2026-10-26
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or
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
Former name, former address and former fiscal year, if changed since last report: N/A
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
☐ Yes ☒ No
Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of October 19, 2026:
Common Shares of beneficial interest, $0.10 par value per share – 186,843,449 shares

Public Storage
Form 10-Q
For the Quarterly Period Ended September 30, 2026

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Cash and equivalents	$560,379	$318,095
Real estate facilities, at cost:
Land	7,295,228	5,952,072
Buildings	29,830,275	24,126,185
Total land and buildings, at cost	37,125,503	30,078,257
Accumulated depreciation	(12,321,755)	(11,468,054)
Total land and buildings, net	24,803,748	18,610,203
Construction in process	322,290	194,355
Total real estate facilities, net	25,126,038	18,804,558

Investments in unconsolidated real estate entities	883,398	388,586
Goodwill and other intangible assets, net	1,355,953	251,613
Notes receivable, net	445,310	142,108
Real property held for sale	152,256	7,959
Other assets	474,279	295,685
Total assets	$28,997,613	$20,208,604

LIABILITIES AND EQUITY

Notes payable	$11,992,033	$10,253,881
Unsecured credit facility and commercial paper	200,000	—
Dividends and distributions payable	583,263	1,898
Accrued and other liabilities	1,002,358	610,991
Total liabilities	13,777,654	10,866,770

Commitments and contingencies (Note 17)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 189,238 shares issued (in series) and outstanding (174,000 shares at December 31, 2025)	4,719,878	4,350,000
Common Shares, $0.10 par value, 650,000,000 shares authorized, 186,843,230 shares issued (175,500,243 shares at December 31, 2025)	18,684	17,550
Paid-in capital	11,356,528	6,147,650
Accumulated deficit	(1,594,578)	(1,219,273)
Accumulated other comprehensive income (loss)	1,845	(47,799)
Total Public Storage shareholders’ equity	14,502,357	9,248,128
Noncontrolling interests	717,602	93,706
Total equity	15,219,959	9,341,834
Total liabilities and equity	$28,997,613	$20,208,604

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues:
Self-storage facilities	$1,254,111	$1,138,837	$3,522,183	$3,360,493
Ancillary operations	112,079	85,206	294,629	247,828
Total revenues	1,366,190	1,224,043	3,816,812	3,608,321

Expenses:
Self-storage cost of operations	333,194	294,465	946,693	880,336
Ancillary cost of operations	43,698	36,385	114,248	100,366
Depreciation and amortization	412,614	290,364	991,094	856,295
Real estate acquisition and development expense	4,291	2,837	11,906	12,798
General and administrative	38,257	28,783	108,290	79,694
Transaction and integration expense	114,642	—	119,329	—
Interest expense	102,534	79,692	267,333	223,310
Total expenses	1,049,230	732,526	2,558,893	2,152,799
Operating income	316,960	491,517	1,257,919	1,455,522

Other increases (decreases) to net income:
Interest and other income	14,943	21,012	39,598	47,035
Equity in earnings (losses) of unconsolidated real estate entities	(5,470)	3,674	6,310	5,071
Foreign currency exchange gain (loss)	9,868	899	68,728	(213,866)
Gain on sale of real estate	27,011	502	27,355	710
Income before income taxes	363,312	517,604	1,399,910	1,294,472
Income tax (provision) benefit	15,036	(2,831)	10,751	(7,497)
Net income	378,348	514,773	1,410,661	1,286,975
Allocation to noncontrolling interests	(11,422)	(3,710)	(17,502)	(9,702)
Net income allocable to Public Storage shareholders	366,926	511,063	1,393,159	1,277,273
Allocation of net income to:
Preferred shareholders	(54,050)	(48,678)	(151,406)	(146,029)
Restricted share units and unvested LTIP units	(595)	(977)	(2,426)	(2,638)
Net income allocable to common shareholders	$312,281	$461,408	$1,239,327	$1,128,606
Net income per common share:
Basic	$1.70	$2.63	$6.95	$6.43
Diluted(1)	$1.69	$2.62	$6.92	$6.42

Basic weighted average common shares outstanding	184,159	175,456	178,444	175,439
Diluted weighted average common shares outstanding	185,110	175,884	179,371	175,916
(1) Includes adjustment to numerator for net income attributable to noncontrolling interest shares

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$378,348	$514,773	$1,410,661	$1,286,975
Other comprehensive income (loss):
Foreign currency translation gain (loss)	548	(6,908)	(10,407)	23,607
Change in fair value of derivatives designated as hedging instruments	41,358	—	54,325	—
Reclassification of cash flow hedge gain to interest expense	161	—	161	—
Gain on settlement of derivatives designated as cash-flow hedges	6,747	—	6,747	—
Total other comprehensive income (loss):	48,814	(6,908)	50,826	23,607
Total comprehensive income	427,162	507,865	1,461,487	1,310,582
Allocation to noncontrolling interests	(12,596)	(3,706)	(18,684)	(9,709)
Comprehensive income allocable to Public Storage shareholders	$414,566	$504,159	$1,442,803	$1,300,873

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2026	$4,350,000	$17,562	$6,214,483	$(1,345,970)	$(45,795)	$9,190,280	$95,532	$9,285,812
Issuance of 15,237,685 preferred shares in connection with acquisitions	369,878	—	—	—	—	369,878	—	369,878
Issuance of 11,217,966 common shares in connection with acquisitions	—	1,122	3,487,665	—	—	3,488,787	—	3,488,787
Issuance of OP common units in connection with acquisitions	—	—	—	—	—	—	2,013,441	2,013,441
Issuance of OP Series T-1 preferred units in connection with acquisitions	—	—	—	—	—	—	14,924	14,924
Issuance of common shares in connection with share-based compensation (4,182 shares)	—	—	889	—	—	889	—	889
Taxes withheld upon net share settlement of restricted share units	—	—	(42)	—	—	(42)	—	(42)
Share-based compensation cost	—	—	11,764	—	—	11,764	—	11,764
Noncontrolling interests arising from acquisitions	—	—	—	—	—	—	247,336	247,336
Contributions by noncontrolling interests	—	—	—	—	—	—	1,527	1,527
Net income	—	—	—	378,348	—	378,348	—	378,348
Net income allocated to noncontrolling interests	—	—	—	(11,422)	—	(11,422)	11,422	—
Reallocation of equity	—	—	1,641,769	—	—	1,641,769	(1,641,769)	—
Distributions to:
Preferred shareholders	—	—	—	(54,050)	—	(54,050)	—	(54,050)
Noncontrolling interests	—	—	—	—	—	—	(25,985)	(25,985)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share/unit)	—	—	—	(561,484)	—	(561,484)	—	(561,484)
Other comprehensive income	—	—	—	—	47,640	47,640	1,174	48,814
Balances at September 30, 2026	$4,719,878	$18,684	$11,356,528	$(1,594,578)	$1,845	$14,502,357	$717,602	$15,219,959

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2025	$4,350,000	$17,545	$6,131,517	$(1,085,142)	$(41,461)	$9,372,459	$103,890	$9,476,349
Issuance of common shares in connection with share-based compensation (10,131 shares)	—	1	1,731	—	—	1,732	—	1,732
Taxes withheld upon net share settlement of restricted share units	—	—	(433)	—	—	(433)	—	(433)
Share-based compensation cost	—	—	10,366	—	—	10,366	—	10,366
Acquisition of noncontrolling interests	—	—	—	—	—	—	1,041	1,041
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—
Net income	—	—	—	514,773	—	514,773	—	514,773
Net income allocated to noncontrolling interests	—	—	—	(3,710)	—	(3,710)	3,710	—
Reallocation of equity	—	—	(15)	—	—	(15)	15	—
Distributions to:
Preferred shareholders	—	—	—	(48,678)	—	(48,678)	—	(48,678)
Noncontrolling interests	—	—	—	—	—	—	(13,668)	(13,668)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($3.00 per share)	—	—	—	(527,467)	—	(527,467)	—	(527,467)
Other comprehensive income (loss)	—	—	—	—	(6,904)	(6,904)	(4)	(6,908)
Balances at September 30, 2025	$4,350,000	$17,546	$6,143,166	$(1,150,224)	$(48,365)	$9,312,123	$94,984	$9,407,107

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2025	$4,350,000	$17,550	$6,147,650	$(1,219,273)	$(47,799)	$9,248,128	$93,706	$9,341,834
Issuance of 15,237,685 preferred shares in connection with acquisitions	369,878	—	—	—	—	369,878	—	369,878
Issuance of 11,217,966 common shares in connection with acquisitions	—	1,122	3,487,665	—	—	3,488,787	—	3,488,787
Issuance of OP common units in connection with acquisitions	—	—	—	—	—	—	2,013,441	2,013,441
Issuance of OP Series T-1 preferred units in connection with acquisitions	—	—	—	—	—	—	14,924	14,924
Issuance of common shares in connection with share-based compensation (125,021 shares)	—	12	24,647	—	—	24,659	—	24,659
Sale of OP Options	—	—	30,000	—	—	30,000	—	30,000
Taxes withheld upon net share settlement of restricted share units	—	—	(2,902)	—	—	(2,902)	—	(2,902)
Share-based compensation cost	—	—	37,390	—	—	37,390	—	37,390
Acquisition of noncontrolling interests	—	—	(7,460)	—	—	(7,460)	(22)	(7,482)
Noncontrolling interests arising from acquisitions	—	—	—	—	—	—	247,336	247,336
Contributions by noncontrolling interests	—	—	—	—	—	—	3,396	3,396
Net income	—	—	—	1,410,661	—	1,410,661	—	1,410,661
Net income allocated to noncontrolling interests	—	—	—	(17,502)	—	(17,502)	17,502	—
Reallocation of equity	—	—	1,639,538	—	—	1,639,538	(1,639,538)	—
Distributions to:
Preferred shareholders	—	—	—	(151,406)	—	(151,406)	—	(151,406)
Noncontrolling interests	—	—	—	—	—	—	(34,325)	(34,325)
Common shareholders, restricted share unitholders and unvested LTIP unitholders $9.00 per share/unit)	—	—	—	(1,617,058)	—	(1,617,058)	—	(1,617,058)
Other comprehensive income	—	—	—	—	49,644	49,644	1,182	50,826
Balances at September 30, 2026	$4,719,878	$18,684	$11,356,528	$(1,594,578)	$1,845	$14,502,357	$717,602	$15,219,959

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2024	$4,350,000	$17,541	$6,116,113	$(699,083)	$(71,965)	$9,712,606	$101,046	$9,813,652
Issuance of common shares in connection with share-based compensation (54,454 shares)	—	5	9,572	—	—	9,577	—	9,577
Taxes withheld upon net settlement of restricted share units	—	—	(3,473)	—	—	(3,473)	—	(3,473)
Share-based compensation cost	—	—	33,112	—	—	33,112	—	33,112
Acquisition of noncontrolling interests	—	—	(8,161)	—	—	(8,161)	(900)	(9,061)
Contributions by noncontrolling interests	—	—	—	—	—	—	3,725	3,725
Net income	—	—	—	1,286,975	—	1,286,975	—	1,286,975
Net income allocated to noncontrolling interests	—	—	—	(9,702)	—	(9,702)	9,702	—
Reallocation of equity	—	—	(3,997)	—	—	(3,997)	3,997	—
Distributions to:
Preferred shareholders	—	—	—	(146,029)	—	(146,029)	—	(146,029)
Noncontrolling interests	—	—	—	—	—	—	(22,593)	(22,593)
Common shareholders, restricted share unitholders and unvested LTIP unitholders ($9.00 per share/unit)	—	—	—	(1,582,385)	—	(1,582,385)	—	(1,582,385)
Other comprehensive income	—	—	—	—	23,600	23,600	7	23,607
Balances at September 30, 2025	$4,350,000	$17,546	$6,143,166	$(1,150,224)	$(48,365)	$9,312,123	$94,984	$9,407,107

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$1,410,661	$1,286,975
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of real estate	(27,355)	(710)
Depreciation and amortization	991,094	856,295
Equity in earnings of unconsolidated real estate entities	(6,310)	(5,071)
Distributions from cumulative equity in earnings of unconsolidated real estate entities	25,584	1,823
Unrealized foreign currency exchange (gain) loss	(70,970)	214,575
Share-based compensation expense	35,213	30,361
Impairment (recovery) of real estate investments	(210)	3,946
Amortization of debt issuance costs	8,643	7,588
Provisions for loan losses, net	3,036	188
Benefit for deferred income taxes	(20,358)	—
Other non-cash adjustments	3,864	1,829
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Other assets	(27,830)	(12,352)
Accrued and other liabilities	(52,971)	67,415
Net cash flows from operating activities	2,272,091	2,452,862
Investing Activities:
Capital expenditures to maintain real estate facilities	(117,175)	(121,791)
Capital expenditures for property enhancements	(34,336)	(17,514)
Capital expenditures for energy efficiencies (Solar, heat pumps, LED lighting)	(47,382)	(49,986)
Development and expansion of real estate facilities	(189,992)	(237,998)
Net proceeds from net investment hedge settlements	6,881	—
Cash disbursed for acquisitions, net of cash acquired	(1,862,709)	(814,555)
Investments in unconsolidated real estate entities	(20,000)	—
Return of capital from unconsolidated real estate entities	1,845	—
Issuance of notes receivable	(292,316)	(82,839)
Proceeds from disposition of real estate investments	27,674	3,903
Net cash flows used in investing activities	(2,527,510)	(1,320,780)
Financing Activities:
Repayments of notes payable	(683,895)	(400,099)
Issuance of term loan	500,000	—
Issuance of commercial paper	200,000	—
Issuance of OP Options	30,000	—
Financing fees paid	(4,000)	—
Issuance of notes payable, net of issuance costs	1,658,770	866,532
Issuance of common shares in connection with share-based compensation	24,433	9,477
Taxes paid upon net share settlement of restricted share units	(2,902)	(3,473)
Acquisition of noncontrolling interests	(7,482)	(9,061)
Contributions by noncontrolling interests	3,396	3,725
Distributions paid to preferred shareholders, common shareholders, restricted share unitholders and unvested LTIP unitholders	(1,186,292)	(1,727,546)
Distributions paid to noncontrolling interests	(34,325)	(22,593)
Net cash flows from (used in) financing activities	497,703	(1,283,038)
Net increase (decrease) in cash and equivalents, including restricted cash	$242,284	$(150,956)

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash and equivalents at beginning of the period:	$318,095	$447,416
Cash and equivalents at end of the period:	$560,379	$296,460

Supplemental schedule of non-cash investing and financing activities:

Dividends and distributions payable at period end	$(581,365)	$(1,612)
Costs incurred during the period remaining unpaid at period end for:
Capital expenditures to maintain real estate facilities	$(14,114)	$(6,188)
Capital expenditures for property enhancements	(3,320)	(1,196)
Capital expenditures for energy efficiencies (Solar, heat pumps, LED lighting)	(3,071)	(526)
Construction or expansion of real estate facilities	(49,969)	(23,476)

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$(238,270)	$(220,519)
Cash paid for income taxes, net of refunds	(6,025)	(5,858)

See accompanying notes.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

1. Description of the Business
Public Storage is a Maryland real estate investment trust (“REIT”) engaged in the ownership and operation of self-storage facilities that offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, and other related operations such as tenant reinsurance, merchandise sales, property management revenue through our joint venture investments and for unrelated third parties, and interest income from lending to third-party self-storage owners, as well as the acquisition and development of additional self-storage space.
We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our business is conducted through Public Storage OP, L.P. (“PSA OP”), an operating partnership, and its subsidiaries, including Public Storage Operating Company (“PSOC”). The primary assets of the parent entity, Public Storage, are general partner and limited partner interests in PSA OP, which holds all of the Company’s assets through its ownership of all of the equity interests in PSOC. As a limited partnership, PSA OP is a variable interest entity and is consolidated by Public Storage as its primary beneficiary. As of September 30, 2026, Public Storage owned all of the general partner interests and approximately 96.19% of the limited partnership interests of PSA OP, with other investors owning the remaining 3.81% of limited partnership interests.
Unless stated otherwise or the context otherwise requires, references to “Public Storage” mean the parent entity, Public Storage, and references to “the Company,” “we,” “us,” and “our” mean collectively Public Storage, PSA OP, PSOC, and those entities/subsidiaries owned or controlled by Public Storage, PSA OP, and PSOC.
At September 30, 2026, we owned interests in 4,347 self-storage facilities, including 3,772 wholly-owned facilities and 575 properties held in unconsolidated joint ventures, with approximately 308.3 million net rentable square feet located in 42 U.S. states, Puerto Rico and Canada, all operating under the Public Storage® name, and 0.9 million net rentable square feet of commercial and retail space. In addition, we managed 417 facilities (with approximately 30.8 million net rentable square feet) for third parties at September 30, 2026.
At September 30, 2026, we owned an approximate 35% common equity interest in Shurgard Self Storage Limited (“Shurgard”), a public company traded on the Euronext Brussels under the “SHUR” symbol, which owned 338 self-storage facilities (with approximately 19 million net rentable square feet) located in seven Western European countries, all operating under the Shurgard® name. The shares we owned had a market value of approximately $0.91 billion at September 30, 2026.
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

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, (i) real estate held for sale is now presented separately in the Consolidated Balance Sheets, (ii) transaction and integration expense is now presented separately in the Consolidated Statements of Income, and (iii) capital expenditures are now presented by major type within investing activities in the Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported total assets, total liabilities, total equity, total expenses, net income, or net cash provided by (used in) operating, investing, or financing activities.
Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures ("ASU 2024-03"), that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The guidance may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.
3. Acquisitions
National Storage Affiliates Trust
On July 22, 2026, the Company closed its acquisition of National Storage Affiliates Trust (“NSA”), a Maryland real estate investment trust that had been listed on the New York Stock Exchange. The purpose of the acquisition was to expand our portfolio, drive operating efficiencies and improve the customer experience. Total consideration for the transaction is summarized in the table below (dollar amounts in thousands).

Consideration Transferred	Fair Value of Consideration Transferred
11,217,966 PSA Common Shares	$3,488,787
4,125,017 PSA OP Common Units	1,218,466
PSA Series T Preferred Shares	216,272
PSA Series U Preferred Shares	153,606
PSA OP Series T-1 Preferred Units	14,924
Cash	1,350,794
Total Consideration	$6,442,849

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
The fair value of the Company’s common shares was determined using the Company's share price on the date of the transaction. The fair value of the PSA OP common units (“OP Units”) was determined using the Company's share price on the date of the transaction and further adjusted for a discount for lack of marketability, given certain illiquid features of the OP Units as compared to our common shares.
The acquired portfolio of NSA properties includes 1,057 properties across 37 U.S. states and Puerto Rico, including both wholly owned and indirectly owned through joint venture partnerships. In connection with the acquisition, Public Storage and certain investors of NSA formed a joint venture, PS-NSA JV, LLC (the “PS-NSA JV”), consisting of 313 formerly wholly-owned NSA properties. Public Storage owns 20% of the newly formed PS-NSA JV and manages the portfolio earning customary property management, asset management and tenant reinsurance income. The NSA acquisition has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

ASSETS
Cash and equivalents	$115,040
Real estate facilities
Land	846,524
Buildings	4,237,164
Total land and buildings	5,083,688
Investments in unconsolidated real estate entities	529,890
Goodwill	451,497
Tenant intangibles	408,331
Real property held for sale	149,816
Non-real estate intangible assets	235,400
Other assets	86,611
Total assets	7,060,273
LIABILITIES
Notes payable	166,842
Accrued and other liabilities	203,246
Total liabilities assumed	370,088
Noncontrolling interests	247,336
Net assets acquired, at fair value	6,442,849
Total purchase price	6,442,849

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Non-Real Estate Intangible Assets primarily consists of management and reinsurance contracts with useful lives from 2 to 8 years.
Under the acquisition method of accounting, assets acquired, liabilities assumed, and any associated noncontrolling interests are recorded at fair value, with any excess consideration accounted for as goodwill. Critical estimates in determining the fair value of real estate, investments in unconsolidated real estate entities and intangible assets included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete the assessment of fair value are related to real property held for sale and property tax liabilities.
A preliminary estimate of approximately $451.5 million has been allocated to goodwill. The recognized goodwill is attributable to expected synergies and benefits arising from the acquisition, including revenue enhancements and corporate overhead cost savings. None of the goodwill recognized is deductible for tax purposes.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $86.0 million of total revenue from such operations during the nine months ended September 30, 2026.
The following unaudited pro forma information presents a summary of our combined results of operations for the nine months ended September 30, 2026 and 2025, respectively, as if the acquisition of NSA, which includes the formation of the PS-NSA JV, had occurred on January 1, 2025 (in thousands). The pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Nine Months Ended September 30,
	2026	2025
Total Revenues	$4,198,056	$4,006,768
Net Income	1,195,457	902,381
PS Canada
On September 1, 2026, the Company closed its acquisition of PS Canada for $934 million, consisting of 2,762,108 OP Units, with a fair value of $795 million, and $139 million in cash. The fair value of the OP Units was determined using the Company's share price on the date of the transaction and further adjusted for a discount for lack of marketability, given certain illiquid features of the OP Units as compared to our common shares. The transaction also includes additional earn-out consideration of 768,000 OP Units, which may be issued contingent on the achievement of certain net operating income targets from 2027 to 2031. The earn-out consideration will be recognized if and when the contingency is resolved and becomes payable. The acquired PS Canada portfolio includes 68 properties and approximately 5.3 million rentable square feet across major Canadian metropolitan markets. The purpose of the acquisition was to expand our presence to international markets, drive operating efficiencies and improve the customer experience.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
The transaction was accounted for as an asset acquisition. The total purchase price was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. The total purchase price, including direct transaction costs of $11 million, was allocated as follows (in thousands):

Cash and equivalents	$12,169
Real estate facilities:
Land	404,838
Buildings	812,518
Construction in process	8,217
Tenant intangibles	115,210
Other assets	9,663
Notes payable	(184,297)
Deferred tax liability	(235,007)
Accrued and other liabilities	(8,884)
Total purchase price, including direct transaction costs	$934,427
Transaction and Integration Costs
Transaction costs represent costs incurred to complete acquisitions, including due diligence costs, fees for legal, valuation and other advisory services, and other acquisition-related costs directly related to the transaction. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Transaction costs related to business combinations are expensed as incurred.
Integration costs represent costs incurred to combine the acquired operations with our existing business, including systems and data conversion, employee severance and retention, and professional fees for integration-related consulting. Integration costs are expensed as incurred.
During the nine months ended September 30, 2026, we incurred $130.3 million of transaction and integration costs in connection with the acquisitions of NSA and PS Canada. This amount consisted of $87.8 million of transaction costs related to the NSA acquisition that were expensed, $31.5 million of integration costs that were expensed, and $11.0 million of transaction costs related to the PS Canada acquisition that were capitalized as part of the purchase price.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
4. Real Estate Facilities
Activity in real estate facilities during the nine months ended September 30, 2026 is as follows:

Nine Months Ended September 30, 2026
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$30,078,257
Capital expenditures to maintain real estate facilities	123,124
Capital expenditures for property enhancements	37,171
Capital expenditures for energy efficiencies (Solar, heat pumps, LED lighting)	49,453
Acquisitions	6,754,578
Transfers, dispositions, and retirements, net	(1,170)
Developed or expanded facilities opened for operation	84,090
Ending balance	37,125,503
Accumulated depreciation:
Beginning balance	(11,468,054)
Depreciation expense	(853,955)
Transfers, dispositions and retirements	254
Ending balance	(12,321,755)
Construction in process:
Beginning balance	194,355
Costs incurred to develop and expand real estate facilities	202,086
Acquisitions	8,217
Transfer from Other Assets	5,846
Write-off of cancelled projects	(4,124)
Developed or expanded facilities opened for operation	(84,090)
Ending balance	322,290
Total real estate facilities, net at September 30, 2026	$25,126,038
During the nine months ended September 30, 2026, excluding the acquisitions of NSA and PS Canada, we acquired 48 self-storage facilities (3.4 million net rentable square feet of storage space), for a total cost of $501.7 million in cash which were accounted for as asset acquisitions. Approximately $28.9 million of the total cost was allocated to intangible assets. During the nine months ended September 30, 2026, the Company recognized a gain of $26.5 million related to the disposal of one property due to an eminent domain ruling recorded to Gain on sale of real estate in the Consolidated Statements of Income. During the nine months ended September 30, 2026, we completed development and redevelopment activities costing $84.1 million, adding 0.5 million net rentable square feet of self-storage space. Construction in process at September 30, 2026 consisted of projects to develop new self-storage facilities and expand existing self-storage facilities.
As of September 30, 2026, we held 28 properties collectively valued at $152.3 million that are or will be marketed for sale. These assets are recorded in real property held for sale on the Consolidated Balance Sheet. We generally reclassify assets to held for sale when the disposition has been approved, there are no known contingencies relating to the sale and the consummation of the disposition is considered probable within one year. Upon classifying a real estate investment as held for sale, we will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
5. Investments in Unconsolidated Real Estate Entities
The following is a summary of our investments in unconsolidated real estate entities for the periods indicated below (amounts in thousands):

	Ownership %	Number of Properties	Net Rentable Square Feet	Carrying Amount of Investment (a)
Investment Name	At September 30, 2026			At September 30, 2026	At December 31, 2025
Shurgard	35%	338	18.9	$349,068	$388,586
Legacy NSA JVs (b)	25%	262	18.2	364,400	—
PS-NSA JV	20%	313	19.7	169,930	—
Total investment in unconsolidated entities				$883,398	$388,586
(a) The total carrying amount of the investments was greater than the underlying equity in net assets (i.e., basis difference) by $151.5 million as of September 30, 2026.
(b) Represents our interests in four joint ventures acquired in connection with our acquisition of NSA.
6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	At September 30, 2026			At December 31, 2025
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

	(Amounts in thousands)

Goodwill	$617,340	$—	$617,340	$165,843	$—	$165,843
Shurgard® Trade Name	18,824	—	18,824	18,824	—	18,824
Real estate-related finite-lived intangible assets, subject to amortization	1,618,501	(1,125,912)	492,589	1,066,738	(1,000,561)	66,177
Non-real estate-related finite-lived intangible assets, subject to amortization	240,150	(12,950)	227,200	4,750	(3,981)	769
Total goodwill and other intangible assets	$2,494,815	$(1,138,862)	$1,355,953	$1,256,155	$(1,004,542)	$251,613
Real estate-related finite-lived intangible assets consist of acquired tenants in place. Amortization expense related to real estate-related intangible assets subject to amortization was $91.0 million and $125.7 million for the three and nine months ended September 30, 2026, respectively, and $20.5 million and $70.3 million for the same periods in 2025. During the nine months ended September 30, 2026, real estate-related intangibles increased $551.8 million in connection with the acquisitions of NSA, PS Canada, and other real estate facilities (Note 3 and 4).
Non-real estate-related finite-lived intangible assets consist of acquired management and reinsurance contracts. Amortization expense related to non-real estate related intangible assets subject to amortization was $8.7 million and $9.0 million for the three and nine months ended September 30, 2026, respectively, and an immaterial amount for the same periods in 2025. During the nine months ended September 30, 2026, non-real estate-related intangibles increased $235.4 million, in connection with the acquisition of NSA (Note 3).
During the nine months ended September 30, 2026, goodwill increased $451.5 million, in connection with the acquisition of NSA (Note 3). Our goodwill is primarily associated with the Self-Storage Operations reportable segment.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
The estimated future amortization expense for our finite-lived intangible assets at September 30, 2026 is as follows:

Year	Amount

(Amounts in Thousands)

Remainder of 2026	$126,964
2027	342,101
2028	117,996
2029	26,419
2030	22,837
Thereafter	83,472
Total	$719,789
7. Notes Receivable
We offer financing, typically in the form of bridge loans, to third-party self-storage owners for operating properties that we manage. The loans, collateralized by operating self-storage properties, typically have a term of three or four years with two one-year extensions, and have variable interest rates. At September 30, 2026 and December 31, 2025, we had notes receivable of $445.3 million and $142.1 million, respectively, with average annual interest rates of 9.0% and 7.9%, respectively. In connection with the NSA acquisition, we provided the PS-NSA JV with a $237 million mezzanine loan at an average interest rate of 10.22% and a $40 million credit facility, which was undrawn at September 30, 2026. During the nine months ended September 30, 2026, we recognized $4.8 million of interest income related to the mezzanine loan in interest and other income (expense) on our Consolidated Statements of Income. At September 30, 2026, we had unfunded bridge loan commitments of $23.1 million expected to close in the next twelve months, subject to the satisfaction of certain conditions.
As of September 30, 2026 and December 31, 2025, none of the notes receivable were in past-due or nonaccrual status and the allowance for expected credit losses was not material.
8. Credit Facility and Commercial Paper Program
On June 25, 2026, PSOC entered into an amended and restated credit agreement providing for a $3.0 billion unsecured revolving credit facility maturing June 25, 2030 (the “Revolver”) and a $500 million unsecured term loan maturing August 31, 2031 (the “Term Loan” and, together with the Revolver, the “Credit Facilities”). At September 30, 2026, the Term Loan was fully drawn, bore interest at SOFR plus 0.70% and was included in Notes Payable. There were no outstanding borrowings under the Revolver, under which borrowings would have borne interest at SOFR plus 0.650% at September 30, 2026. A facility fee of 0.10% per annum was payable on the aggregate Revolver commitments at September 30, 2026. Undrawn standby letters of credit totaling $40.2 million, reduced the available borrowing capacity under the Revolver. The Credit Facility contains various customary affirmative, negative and financial maintenance covenants with which we were in compliance at September 30, 2026. Public Storage has fully and unconditionally guaranteed PSOC’s obligations under the Credit Facilities.
The Company has established a commercial paper note program and may issue up to $1.0 billion of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 364 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, lending or acquisition of properties. The commercial paper notes issued under the commercial paper program will rank pari passu with all of Public Storage’s other senior unsecured

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
debt and will be fully and unconditionally guaranteed by Public Storage. At September 30, 2026, there was $200 million of commercial paper notes outstanding.
9. Notes Payable
Our notes payable are reflected net of issuance costs (including original issue discounts), which are amortized as interest expense on the effective interest method over the term of each respective note. All of our notes payable were issued by PSOC with a full and unconditional guarantee by the Company, except the Canadian dollar notes, which were issued by PS Canada Finance ULC with a full and unconditional guarantee by PSOC and the Company. Our notes payable at September 30, 2026 and December 31, 2025 are set forth in the tables below:

			September 30, 2026		December 31, 2025
	Coupon Rate	Effective Rate	Amount	Fair Value	Amount	Fair Value

			(Dollar amounts in thousands)
U.S. Dollar Denominated Unsecured Debt
Notes due February 15, 2026	0.875%	0.000%	$—	$—	$500,000	$497,958
Notes due November 9, 2026	1.500%	1.640%	650,000	647,933	650,000	636,828
Notes due April 16, 2027	SOFR+0.70%	4.332%	700,000	699,932	700,000	703,891
Notes due September 15, 2027	3.094%	3.218%	500,000	491,593	500,000	494,206
Notes due May 1, 2028	1.850%	1.962%	650,000	617,320	650,000	620,402
Notes due November 9, 2028	1.950%	2.044%	550,000	514,372	550,000	520,843
Notes due January 15, 2029	5.125%	5.260%	500,000	498,968	500,000	516,660
Notes due May 1, 2029	3.385%	3.459%	500,000	476,836	500,000	489,405
Notes due July 1, 2030 (a)	4.375%	4.568%	475,000	457,548	475,000	478,958
Notes due May 1, 2031	2.300%	2.419%	650,000	563,799	650,000	588,030
Notes due August 31, 2031	SOFR+0.70%	4.386%	500,000	500,000	—	—
Notes due November 9, 2031	2.250%	2.322%	550,000	467,762	550,000	490,580
Notes due February 01, 2032	4.700%	4.950%	400,000	382,390	—	—
Notes due August 1, 2033	5.100%	5.207%	700,000	670,670	700,000	724,886
Notes due July 1, 2035	5.000%	5.245%	400,000	372,439	400,000	406,046
Notes due December 15, 2035	5.000%	5.195%	500,000	464,671	—	—
Notes due August 15, 2036	5.150%	5.421%	500,000	466,486	—	—
Notes due August 1, 2053	5.350%	5.474%	900,000	776,614	900,000	870,986
			9,625,000	9,069,333	8,225,000	8,039,679

Euro Denominated Unsecured Debt
Notes due September 9, 2030	0.500%	0.640%	793,954	687,882	821,758	727,308
Notes due January 24, 2032	0.875%	0.978%	567,110	471,667	586,970	508,532
Notes due January 20, 2034	3.500%	3.836%	482,044	446,148	498,925	441,580
Notes due April 11, 2039	4.080%	4.080%	170,133	157,811	176,091	177,535
			2,013,241	1,763,508	2,083,744	1,854,955
Canadian Denominated Unsecured Debt
Notes due September 16, 2033	4.540%	4.577%	281,640	279,274	—	—

Mortgage Debt, secured by 32 real estate facilities with a net book value of 543.6 million	3.449%	3.449%	174,373	162,408	1,576	1,545
Total			12,094,254	$11,274,523	10,310,320	$9,896,179
Aggregate debt issuance costs and unamortized premium (discount), net			(80,430)		(56,581)
Hedge accounting fair value adjustment (a)			(21,791)		142
Total			$11,992,033		$10,253,881

(a) The book value includes $21.8 million in adjustments related to changes in fair value attributable to hedging instruments on these notes as of September 30, 2026. See below for further discussion.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
U.S. Dollar Denominated Unsecured Notes
On February 15, 2026, we repaid PSOC’s outstanding $500 million aggregate principal amount of senior notes bearing interest at an annual rate of 0.875% at maturity.
On April 6, 2026, PSOC issued $500 million of senior notes, bearing interest at a fixed rate of 5.000% per year and maturing on December 15, 2035. We received $493.7 million of net proceeds from the issuance.
On July 20, 2026, PSOC issued $900 million aggregate principal amount of senior notes at an effective interest rate of 4.855%, after considering the effects of the settled interest rate swaps described below, including $400 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 4.700% maturing on February 1, 2032, and $500 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.150% maturing on August 15, 2036. We received $886 million of net proceeds from the issuance.
We use interest rate swaps to hedge the interest rate risk associated with debt. In connection with our public offering of senior notes due July 1, 2030, we entered into three separate interest rate swap agreements, with a combined notional amount of $475 million, which effectively convert the debt’s fixed interest rate to a variable rate (SOFR + 0.92%). The swaps were designated in combination as a fair value hedge of interest rate risk and mature on July 1, 2030. The Company’s hedging relationship is assumed to be perfectly effective. As of September 30, 2026, the fair value of the swaps was a liability position of $21.8 million.
In connection with the anticipated issuances of fixed-rate notes, on April 22, 2026, we entered into four interest rate swaps with an aggregate notional amount of $1 billion to hedge our exposure to changes in interest rates. On July 20, 2026, in connection with our offering of $500 million fixed-rate senior notes due August 15, 2036, we settled $500 million of these swaps and received $6.8 million, which was recorded in accumulated other comprehensive income and is being amortized as a reduction to interest expense over the term of the related notes. At September 30, 2026, the remaining swaps had an aggregate notional amount of $500 million, were designated as cash flow hedges, and had an aggregate fair value of $37.6 million, which was recorded in Other Assets on the Consolidated Balance Sheet. For swaps designated as cash flow hedges we recognized $54.3 million in unrealized gains in Other Comprehensive Income from the date of designation through September 30, 2026. For the nine months ended September 30, 2026, we recognized losses of $5.9 million, reported in Interest and Other Income (Expense) on the Consolidated Statement of Income, primarily reflecting changes in fair value prior to formal hedge designation.
In connection with the PS Canada acquisition (see Note 3), on September 1, 2026, PSOC entered into two cross-currency swaps with an aggregate notional amount of $900.0 million, which are designated as a hedge of our net investment in PS Canada. The first is a fixed-for-fixed cross-currency swap with a notional amount of $400.0 million, maturing February 1, 2032. Under this swap, we receive fixed U.S. dollar interest at 0.854% and pay fixed CAD interest at 0%, semiannually, and it effectively converts our 4.700% senior notes due February 1, 2032 into CAD-denominated debt. The second is a floating-for-floating cross-currency swap with a notional amount of $500.0 million, maturing June 25, 2031. Under this swap, we receive one-month Term SOFR plus 0.70% and pay one-month Term CORRA plus 0.78%, monthly, and it effectively converts the Term Loan into CAD-denominated floating-rate debt. Neither swap involved an initial exchange of notional amounts. At maturity, we will pay the CAD notional amounts and receive the U.S. dollar notional amounts. We assess hedge effectiveness using the spot method. Amounts excluded from the assessment of effectiveness are recognized in interest expense as the periodic swap interest accrues. For the three and nine months ended September 30, 2026, we recognized a reduction of interest expense of $0.8 million and a gain of $10.6 million in other comprehensive income (loss) related to these swaps. At September 30, 2026, the swaps were in asset position of $10.6 million, recorded in Other Assets.
We estimate the fair values of our interest rate swaps and cross-currency swaps using discounted cash flow models based on observable market inputs, including SOFR and CORRA forward curves and

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
foreign currency exchange rates, adjusted for counterparty and our own nonperformance risk. These measurements are categorized as Level 2 in the fair value hierarchy.
The U.S. Dollar denominated unsecured notes (the “U.S. Dollar Denominated Unsecured Notes”) have various financial covenants with which we were in compliance at September 30, 2026. Included in these covenants are (a) a maximum Debt to Total Assets of 65% (approximately 20% at September 30, 2026) and (b) a minimum ratio of Adjusted EBITDA to Interest Expense of 1.5x (approximately 10x for the trailing twelve months ended September 30, 2026) as well as covenants limiting the amount we can encumber our properties with mortgage debt.
Euro-Denominated Unsecured Notes
At September 30, 2026, our Euro denominated unsecured notes (the “Euro Notes”) consisted of four tranches: (i) €500.0 million issued in a public offering on January 24, 2020, (ii) €700.0 million issued in a public offering on September 9, 2021, (iii) €150.0 million issued to institutional investors on April 11, 2024, and (iv) €425.0 million issued in a public offering on October 3, 2025. The Euro Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
On September 1, 2026, we designated $370 million of our Euro Notes due January 20, 2034 as a hedge of our net investment in Shurgard. Remeasurement gains and losses on the designated Euro Notes are recorded in accumulated other comprehensive income (loss), where they offset translation adjustments on the hedged investment. These amounts will remain in accumulated other comprehensive income (loss) until the investment is sold or substantially liquidated. During the third quarter of 2026, a $0.2 million remeasurement gain on the designated Euro Notes was recognized in other comprehensive income as part of this hedging relationship.
CAD-Denominated Unsecured Notes
At September 30, 2026, our CAD denominated unsecured notes (the “CAD Notes”) consisted of C$400 million issued in a public offering on September 16, 2026. The CAD Notes have financial covenants similar to those of the U.S. Dollar Denominated Unsecured Notes.
Foreign Currency Exchange Gain (Loss)
We reflect changes in the U.S. Dollar equivalent of the amount payable of our Euro denominated and CAD denominated debt including the associated interest, as a result of changes in foreign exchange rates, after considering the effects of the Net Investment Hedges, as “Foreign currency exchange gain (loss)” on our income statement (gains of $10.9 million and $70.4 million for the three and nine months ended September 30, 2026, respectively, as compared to gains of $0.9 million and losses of $215.4 million for the three and nine months ended September 30, 2025, respectively).
Mortgage Notes
We assumed our non-recourse mortgage debt in connection with property acquisitions, and we recorded such debt at fair value with any premium or discount to the stated note balance amortized using the effective interest method. In connection with our acquisition of NSA, we assumed $167 million in mortgage debt, net of discount.
At September 30, 2026, the related contractual interest rates of our mortgage notes are fixed, ranging between 2.8% and 7.1%, and mature between September 1, 2028 and July 1, 2030.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
At September 30, 2026, approximate principal maturities of our Notes Payable are as follows:

	Unsecured Debt	Mortgage Debt	Total

	(Amounts in thousands)

Remainder of 2026	$650,000	$35	$650,035
2027	1,200,000	85,046	1,285,046
2028	1,200,000	88,129	1,288,129
2029	1,000,000	88	1,000,088
2030	1,268,954	1,075	1,270,029
Thereafter	6,600,927	—	6,600,927
	$11,919,881	$174,373	$12,094,254
Weighted average effective rate	3.6%	3.4%	3.6%
Interest capitalized as real estate totaled $3.9 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively.
10. Noncontrolling Interests
There are noncontrolling interests related to subsidiaries of PSOC that we consolidate. At September 30, 2026, certain of these subsidiaries have issued 470,398 partnership units to third parties that are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option.
During the nine months ended September 30, 2026, we acquired the noncontrolling equity interest held by a third party for a total purchase price of $7.5 million in cash. The acquisition resulted in the Company owning a 100% controlling interest in the subsidiary. The difference of $7.5 million between the purchase price and the acquired noncontrolling interest was recorded as a reduction to Paid-in Capital on the Consolidated Balance Sheets.
Upon completion of the NSA acquisition (see Note 3), the Company became the primary beneficiary of, and therefore consolidated, 21 partnerships that are considered VIEs, which owned 34 self storage properties. We manage the properties and have the power to direct the activities that most significantly impact the economic performance of the entities leading us to conclude that we are the primary beneficiary. The net book value of the real estate owned by these VIEs was $533.2 million as of September 30, 2026. Certain partnerships have issued fixed rate mortgages, with a principal balance of $172.9 million as of September 30, 2026. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Noncontrolling interests also include the partnership interests of PSA OP not owned by the Company, including OP Units, preferred units issued by PSA OP, and vested Long-Term Incentive Plan units of PSA OP (“LTIP units”) from equity awards we issue to certain officers and trustees of the Company. Vested LTIP units (subject to certain conditions) may be converted into the same number of OP Units, which are redeemable by the holders on a one-for-one basis for common shares of the Company or cash at our option. During the nine months ended September 30, 2026, in connection with the acquisitions of NSA and PS Canada, we issued 4,125,017 and 2,762,108 OP Units at a fair value of $1.2 billion and $795.0 million, respectively. The holders of OP Units and vested LTIP units are entitled to receive per-unit cash distributions equal to the per-share dividends received by our common shareholders. At September 30, 2026, approximately 3.81% of the partnership interests of PSA OP, were not owned by the Company. We adjust the balance of noncontrolling interests of PSA OP to reflect their proportionate share of the net assets of PSA OP as of the end of each period.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Additionally, in connection with the acquisition of NSA, we issued PSA OP Series T-1 preferred units. The Series T-1 preferred units rank senior to OP Units and LTIP units with respect to distributions and liquidation. The Series T-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series T-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance. Redemption obligations may be satisfied at the Company's option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series T preferred shares or the issuance of 6.000% Series T preferred shares on a one-for-one basis, subject to adjustments. Generally, the Series T-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series T-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions.
11. Shareholders’ Equity

Preferred Shares
At September 30, 2026 and December 31, 2025, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2026		At December 31, 2025
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Carrying Amount	Shares Outstanding	Carrying Amount

			(Dollar amounts in thousands)
Series F	6/2/2022	5.150%	11,200	$280,000	11,200	$280,000
Series G	8/9/2022	5.050%	12,000	300,000	12,000	300,000
Series H	3/11/2024	5.600%	11,400	285,000	11,400	285,000
Series I	9/12/2024	4.875%	12,650	316,250	12,650	316,250
Series J	11/15/2024	4.700%	10,350	258,750	10,350	258,750
Series K	12/20/2024	4.750%	9,200	230,000	9,200	230,000
Series L	6/17/2025	4.625%	22,600	565,000	22,600	565,000
Series M	8/14/2025	4.125%	9,200	230,000	9,200	230,000
Series N	10/6/2025	3.875%	11,300	282,500	11,300	282,500
Series O	11/17/2025	3.900%	6,800	170,000	6,800	170,000
Series P	6/16/2026	4.000%	24,150	603,750	24,150	603,750
Series Q	8/17/2026	3.950%	5,750	143,750	5,750	143,750
Series R	11/19/2026	4.000%	17,400	435,000	17,400	435,000
Series S	1/13/2027	4.100%	10,000	250,000	10,000	250,000
Series T	7/22/2026	6.000%	9,570	216,272	—	—
Series U	9/15/2043	6.000%	5,668	153,606	—	—
Total Preferred Shares			189,238	$4,719,878	174,000	$4,350,000
The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Except as noted below, holders of the Preferred Shares do not have voting rights. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees (our “Board”) until the arrearage has been cured. At September 30, 2026, there were no dividends in arrears. The affirmative vote of at least 66.67% of the outstanding shares of a series of Preferred Shares is required for any material and adverse amendment to the terms of such series. The affirmative vote of at least 66.67% of the outstanding shares of all of our Preferred Shares, voting as a single class, is required to issue shares ranking senior to our Preferred Shares.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Except under certain conditions relating to the Company’s qualification as a REIT, the Preferred Shares are not redeemable prior to the dates indicated on the table above. On or after the respective dates, each of the series of Preferred Shares is redeemable at our option, in whole or in part, at $25.00 per depositary share (or $25.00 per share in the case of Series T preferred shares and Series U preferred shares), plus accrued and unpaid dividends. Holders of the Preferred Shares cannot require us to redeem such shares.
Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to Paid-in capital. During the nine months ended September 30, 2026, in connection with the acquisition of NSA, we issued the Series T preferred shares and Series U preferred shares to former holders of NSA Series A and B Preferred Shares in exchange for their NSA Series A and B Preferred Shares. See Note 3 Acquisitions for more details on the NSA Acquisition.
At-the-Market (“ATM”) Program
In 2024, we entered into an ATM program under which, we may offer and sell up to an aggregate gross sales price of $2.0 billion of the Company’s common shares either (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers. As of September 30, 2026, we have sold 1,230,141 common shares subject to forward sale confirmations which have not yet settled, at a weighted average initial gross price of $326.51 per share. We currently expect to fully settle forward sale agreements outstanding by December 10, 2027, representing $399.2 million in net proceeds. As of September 30, 2026, we had approximately $1.5 billion remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Dividends and Distributions
On August 4, 2026, our Board declared dividends and distributions of $3.00 per common share to common shareholders, restricted share unitholders, deferred share unitholders, and vested and unvested LTIP unitholders, totaling approximately $561.0 million. The payments for the common share dividend and other distributions related to equity awards were made on October 6, 2026.
On August 4, 2026, our Board declared dividends and distributions with respect to our various series of preferred shares, totaling approximately $54.4 million. The dividend payments were made on September 30, 2026.

12. Related Party Transactions
On September 1, 2026, we acquired PS Canada, whose portfolio includes 68 self-storage properties with approximately 5.3 million rentable square feet across major Canadian metropolitan markets (see Note 3). Tamara Hughes Gustavson, a member of our Board of Trustees, held less than a 0.1% equity interest in PS Canada and was one of its managers. Ms. Gustavson's adult children held the remaining equity interest. Before the acquisition, we reinsured risks relating to the loss of goods stored by customers at PS Canada's facilities. We received reinsurance premiums of approximately $0.4 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, we received approximately $1.4 million and $1.6 million, respectively.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Throughout all periods presented, we had an approximate 35% equity interest in Shurgard. During the nine months ended September 30, 2026 and 2025, we received $4.0 million and $3.7 million, respectively, of trademark license fees that Shurgard pays to us for the use of the Shurgard® trademark. We eliminated $1.4 million and $1.3 million of intra-entity profits and losses for the nine months ended September 30, 2026 and 2025, respectively, representing our equity share of the trademark license fees. We classify the remaining license fees we receive from Shurgard as interest and other income (expense) on our Consolidated Statements of Income.
During the nine months ended September 30, 2026, we entered into agreements to sell non-qualified options (“OP Options”) to purchase common units of the Operating Partnership to two members of our Board, Shankh S. Mitra and Ronald L. Havner, for an aggregate purchase price of $25.0 million and $5.0 million, respectively. The purchase price was based on the Company’s determination of the fair value of the OP Options using a Monte Carlo Valuation simulation prepared by a third-party valuation firm. The OP Options have an exercise price of $350 per unit, will become exercisable on February 20, 2032, and have a 10-year term.
During the nine months ended September 30, 2026, the Company received $9.4 million of property management and asset management fees for supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services provided to the properties in the joint ventures (see Note 5).
During the nine months ended September 30, 2026, the Company received a portion of all proceeds from tenant reinsurance and recognized $4.7 million of tenant reinsurance revenue from the joint ventures.
13. Share-Based Compensation
We recorded share-based compensation expense associated with our equity awards in the various expense categories in the Consolidated Statements of Income as set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)

Self-storage cost of operations	$555	$2,902	$6,654	$8,998
Ancillary cost of operations	90	318	821	991
Real estate acquisition and development expense	242	262	586	1,375
General and administrative	9,648	5,975	27,152	18,997
Total	$10,535	$9,457	$35,213	$30,361
As of September 30, 2026, there was $83.6 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of three years.
14. Net Income per Common Share
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

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
We calculate basic net income per common share based upon net income allocable to common shareholders divided by the weighted-average common shares. For diluted net income per common share, net income allocable to common shareholders is adjusted to add back the dilutive effects of if-converted noncontrolling interest shares, divided by the weighted-average common shares adjusted for the impact of dilutive stock options, shares and OP Units subject to earnout provisions when the applicable contingency or performance conditions have been met, OP Options, AO LTIP units, Forward ATM Offerings, and the assumed conversion of noncontrolling interest shares under the if-converted method when their effect is dilutive. Stock options, OP Options, AO LTIP units and Forward ATM Offerings equivalent to 3,379,227 common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026, as compared to 572,130 common shares for the same period in 2025, because their effect would have been antidilutive.
The following table reconciles the numerators and denominators of the basic and diluted net income per common shares computation for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands, except per share data)
Numerator for basic and dilutive net income per common share – net income allocable to common shareholders	$312,281	$461,408	$1,239,327	$1,128,606
Effect of assumed conversion of noncontrolling interest shares	804	—	2,317	—
Numerator for dilutive net income per common share- net income allocable to common shareholders	$313,085	$461,408	$1,241,644	$1,128,606

Denominator for basic net income per share - weighted average common shares outstanding	184,159	175,456	178,444	175,439
Net effect of dilutive stock options and AO LTIP units - based on treasury stock method	481	428	457	477
Net effect of noncontrolling interest shares - based on if-converted method	470	—	470	—
Denominator for dilutive net income per share - weighted average common shares outstanding	185,110	175,884	179,371	175,916

Net income per common share:
Basic	$1.70	$2.63	$6.95	$6.43
Dilutive	$1.69	$2.62	$6.92	$6.42

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
15. Income Taxes
As a REIT, we generally are not subject to U.S. federal income tax on taxable income distributed to shareholders. We have elected taxable REIT subsidiary (“TRS”) status for certain consolidated subsidiaries, which may perform additional services for tenants and generally may engage in any real estate or non-real estate related business. Our TRSs are subject to U.S. federal corporate income tax and may be subject to state and local income taxes. We are also subject to Canadian and U.K. income taxes on our investments in those jurisdictions.
Income tax expense (benefit) was $(15.0) million and $(10.8) million for the three and nine months ended September 30, 2026, respectively, and $2.8 million and $7.5 million for the same periods in 2025. The 2026 amounts primarily reflect a $16.7 million deferred tax benefit from the partial release of a valuation allowance, partially offset by state, foreign and TRS income taxes. The 2025 amounts consisted primarily of state taxes.
Deferred Income Taxes
In connection with the NSA and PS Canada Acquisitions, we recognized deferred tax liabilities of $262.1 million during the quarter, primarily related to buildings, intangible assets and land. As a result of the deferred tax liabilities recorded in the NSA acquisition, we released $16.7 million of the valuation allowance on Public Storage TRS deferred tax assets, which consist primarily of federal solar tax credits that begin to expire in 2041.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
16. Segment Information
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
Ancillary Operations
Ancillary Operations reflects the combined operations of our tenant reinsurance, merchandise sales, and management fees related to properties we manage through our joint venture investments and agreements with unrelated third parties.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Presentation of Segment Information
The following table reconciles NOI and net income attributable to our reportable segment to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Self-Storage Operations Reportable Segment
Revenue	$1,254,111	$1,138,837	$3,522,183	$3,360,493
Cost of operations:
Property taxes	(132,983)	(119,397)	(390,379)	(362,607)
On-site property manager payroll	(45,229)	(40,915)	(125,694)	(119,998)
Repairs and maintenance	(31,016)	(23,946)	(81,795)	(73,840)
Utilities	(21,104)	(17,790)	(54,138)	(50,008)
Marketing	(33,424)	(26,610)	(85,720)	(77,270)
Other direct property costs	(33,865)	(30,664)	(97,948)	(91,046)
Indirect cost of operations (a):	(35,573)	(35,143)	(111,019)	(105,567)
Total cost of operations	(333,194)	(294,465)	(946,693)	(880,336)
Net operating income	920,917	844,372	2,575,490	2,480,157
Depreciation and amortization	(403,870)	(290,251)	(982,125)	(855,957)
Net income	517,047	554,121	1,593,365	1,624,200

Ancillary Operations
Revenue	112,079	85,206	294,629	247,828
Cost of operations	(43,698)	(36,385)	(114,248)	(100,366)
Net operating income	68,381	48,821	180,381	147,462
Amortization	(8,744)	(113)	(8,969)	(338)
Net income	59,637	48,708	171,412	147,124
Total net income allocated to segments	576,684	602,829	1,764,777	1,771,324

Other items not allocated to segments:
Real estate acquisition and development expense	(4,291)	(2,837)	(11,906)	(12,798)
General and administrative	(38,257)	(28,783)	(108,290)	(79,694)
Transaction and integration expense	(114,642)	—	(119,329)	—
Interest and other income (expense)	14,943	21,012	39,598	47,035
Interest expense	(102,534)	(79,692)	(267,333)	(223,310)
Equity in earnings (losses) of unconsolidated real estate entities	(5,470)	3,674	6,310	5,071
Foreign currency exchange gain (loss)	9,868	899	68,728	(213,866)
Gain (Loss) on sale of real estate	27,011	502	27,355	710
Income tax (provision) benefit	15,036	(2,831)	10,751	(7,497)
Net income	$378,348	$514,773	$1,410,661	$1,286,975
(a) Indirect cost of operations are comprised of supervisory payroll, centralized management costs, and share-based compensation

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
17. Commitments and Contingencies
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
We reinsure a program that provides insurance to our customers from an independent third-party insurer. This program covers customer claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit. We reinsure all risks in this program, but purchase excess insurance to cover this exposure for a limit of $15.0 million for losses in excess of $10.0 million per occurrence. We are subject to licensing requirements and regulations in all states. Customers participate in the program at their option. At September 30, 2026, there were approximately 1.9 million certificates held by self-storage customers under the program, representing aggregate coverage of approximately $8.7 billion.
Commitments
We have construction commitments representing future expected payments for construction under contract totaling $170.8 million at September 30, 2026. We expect to pay approximately $17.0 million in the remainder of 2026, $134.7 million in 2027 and $19.1 million in 2028 for these construction commitments.
We have future contractual payments on land, equipment and office space under various lease commitments totaling $102.4 million at September 30, 2026. We expect to pay approximately $1.8 million in the remainder of 2026, $7.1 million in 2027, $4.9 million in each of 2028 and 2029, $5.0 million in 2030, and $78.7 million thereafter for these commitments.
We have unfunded commitments related to our private equity and joint venture investments totaling $74.1 million at September 30, 2026, which may be called at any time during the prescribed time periods. We have unfunded bridge loan commitments totaling $23.1 million at September 30, 2026. We expect to fund the loans in the next twelve months, subject to the satisfaction of certain conditions.
18. Corporate Transformation Costs
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
Corporate transformation costs of approximately $8.0 million and $3.2 million were incurred for the nine months ended September 30, 2026 and 2025, respectively, and totaled approximately $12.9 million from inception through September 30, 2026.

PUBLIC STORAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
Corporate transformation costs consisting of Employee Related and Real Estate Related expenses are a component of general and administrative expense in the Consolidated Statements of Income. Employee Related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Real Estate Related and Other costs primarily consist of accelerated depreciation and consulting fees. The following table presents changes in accrued corporate transformation costs and cumulative costs incurred during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Employee Related	Real Estate Related and Other	Total

	(Amounts in thousands)

Balances at December 31, 2025	$954	$—	$954
Costs	2,983	5,049	8,032
Cash payments and other adjustments	(2,303)	(5,049)	(7,352)
Balances at September 30, 2026	$1,634	$—	$1,634

19. Subsequent Events
As of October 26, 2026 we had $375 million of commercial paper outstanding with a weighted average maturity of seven days.
Subsequent to September 30, 2026, we acquired or were under contract to acquire 17 self-storage facilities across twelve states with 1.3 million net rentable square feet for $211.5 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to our expected acquisition, disposition, development, and redevelopment activity, including with respect to the integration of acquired assets and operations, supply and demand for our self-storage facilities, information relating to operating trends in our markets, expectations regarding operating expenses, including property tax changes, expectations regarding the impacts from inflation and changes in macroeconomic conditions, our strategic priorities, expectations with respect to financing activities, rental rates, cap rates, and yields, leasing expectations, our credit ratings, settlement of common shares sold pursuant to forward sale confirmations under our At-the-Market (“ATM”) program; and all other statements other than statements of historical fact. Such statements are based on management’s beliefs and assumptions made based on information currently available to management and may be identified by the use of the words “expects,” “believes,” “anticipates,” “should,” “estimates,” and similar expressions.
These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Risks and uncertainties that may impact future results and performance include, but are not limited to those risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in this Quarterly Report on Form 10-Q, and in our other filings with the SEC. These include changes in demand for our facilities, changes in macroeconomic conditions, failure to realize the expected benefits of the NSA and PS Canada acquisitions, unexpected liabilities or expenses related to the NSA or PS Canada acquisitions, challenges to successfully and timely integrate the NSA and PS Canada acquisitions, including difficulties retaining and hiring key personnel, changes in national self-storage facility development activity, impacts from our strategic corporate transformation initiative, impacts of natural disasters, adverse changes in laws and regulations including governing property tax, evictions, rental rates, minimum wage levels, and insurance, adverse economic effects from public health emergencies, international military conflicts, international trade disputes (including threatened or implemented tariffs imposed by the U.S., Canada or other countries), or similar events impacting public health and/or economic activity, increases in the costs of our primary customer acquisition channels, adverse impacts to us and our customers from high interest rates, inflation, unfavorable foreign currency rate fluctuations, or changes in federal or state tax laws related to the taxation of REITs, security breaches, including ransomware, or a failure of our networks, systems, or technology.
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
During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
Our self-storage operations generate most of our net income, and our earnings growth is impacted by the levels of organic growth within our Same Store Facilities (as defined below) as well as within our Acquired Facilities and Developed and Expanded Facilities (both as defined below).
Revenues generated by our Same Store Facilities increased by 0.5% ($4.8 million) for the three months ended September 30, 2026 and remained relatively unchanged for the nine months ended September 30, 2026, as compared to the same periods in 2025. Cost of operations for Same Store Facilities increased by 0.4% ($1.0 million) and 1.2% ($9.2 million), respectively, for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. Realized annual rent per occupied square foot for our Same Store Facilities increased by 0.2% for the three months ended September 30, 2026 and decreased by 0.3% for the nine months ended September 30, 2026, while average occupancy increased by 0.3% and 0.2%, respectively, as compared to the same periods in 2025.
We have grown and plan to continue to grow through the acquisition and development of new facilities and expansion of our existing self-storage facilities. Since the beginning of 2024, including the ongoing integration of unstabilized properties acquired prior to 2024, we have expanded our portfolio by a total of 881 facilities with 63.3 million net rentable square feet for a cost of $11.6 billion. Within our non-same store portfolio as of September 30, 2026, our Developed and Expanded Facilities include a total of 121 self-storage facilities with 14.0 million net rentable square feet. For development and expansions completed by September 30, 2026, we incurred a total cost of $1.8 billion. During the three and nine months ended September 30, 2026, combined net operating income generated by our Acquired Facilities and Developed and Expanded Facilities increased 95.6% ($73.3 million) and 52.0% ($107.6 million), respectively, as compared to the same periods in 2025.
Recent Developments
On July 20, 2026, PSOC issued $900 million aggregate principal amount of senior notes at an effective interest rate of 4.855%, including $400 million aggregate principal amount of fixed senior notes bearing interest at an annual rate of 4.700% maturing on February 1, 2032, and $500 million aggregate principal amount of fixed rate senior notes bearing interest at an annual rate of 5.150% maturing on August 15, 2036. The senior notes are guaranteed by Public Storage. We received $886 million of net proceeds from the issuance.
On July 22, 2026, we closed the acquisition of National Storage Affiliates Trust (“NSA”). On September 1, 2026, we completed the acquisition of PS Canada. See Note 3 to our September 30, 2026 consolidated financial statements “Acquisitions”, for more details.
On September 16, 2026, PS Canada Finance ULC, a finance subsidiary of the Company, completed a public offering of C$400 million principal amount of senior notes, bearing interest at an annual rate of 4.540% and maturing on September 16, 2033. The senior notes are guaranteed by Public Storage and PSOC. We received C$398.5 million of net proceeds from the issuance.
As of September 30, 2026, we had outstanding forward sale agreements under our ATM program for a total of 1,230,141 common shares, representing expected net proceeds of approximately $399.2 million (assuming full physical settlement of such agreements).

Results of Operations
Operating Results for the Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2026, net income allocable to our common shareholders was $312.3 million or $1.69 per diluted common share, compared to $461.4 million or $2.62 per diluted common share for the same period in 2025, representing a decrease of $149.1 million or $0.93 per diluted common share. The decrease is due primarily to (i) a $122.3 million increase in depreciation expense, (ii) a $114.6 million increase in transaction and integration expenses, (iii) a $22.8 million increase in interest expense, (iv) a $9.5 million increase in general and administrative expense, (v) a $9.1 million decrease in equity in earnings from unconsolidated real estate entities, and a (vi) $7.7 million increase in net income allocated to noncontrolling interests, partially offset by (vii) a $76.5 million increase in self-storage net operating income, (viii) an increase of $26.5 million related to gains on sale of real estate through eminent domain proceedings, (ix) a $19.6 million increase in ancillary net operating income and a (x) $17.9 million decline in income tax expense primarily due to the release of a valuation allowance.
The $76.5 million increase in self-storage net operating income for the three months ended September 30, 2026 as compared to the same period in 2025 is primarily a result of a $72.8 million increase attributable to our Non-Same Store Facilities (as defined below) reflecting the impact of newly acquired facilities and the lease-up of development/expansion properties,
Operating Results for the Nine Months Ended September 30, 2026 and 2025
For the nine months ended September 30, 2026, net income allocable to our common shareholders was $1.2 billion or $6.92 per diluted common share, compared to $1.1 billion or $6.42 per diluted common share for the same period in 2025, representing an increase of $110.7 million or $0.50 per diluted common share. The increase is due primarily to (i) a $282.6 million increase in foreign currency gain primarily associated with our euro-denominated notes payable, (ii) a $95.3 million increase in self-storage net operating income, (iii) a $32.9 million increase in ancillary net operating income, (iv) an increase of $26.6 million related to gains on sale of real estate through eminent domain proceedings, and (v) an $18.2 million decline in income tax expense primarily due to the release of a valuation allowance, partially offset by (vi) a $134.8 million increase in depreciation and amortization expense, (vii) a $119.3 million increase in transaction and integration expenses, (viii) a $44.0 million increase in interest expense, (ix) a $28.6 million increase in general and administrative expense and (x) a $7.8 million increase in net income allocated to to noncontrolling interests.
The $95.3 million increase in self-storage net operating income for the nine months ended September 30, 2026 as compared to the same period in 2025 is a result of a $105.8 million increase attributable to our Non-Same Store Facilities reflecting the impact of newly acquired facilities and the lease-up of development/expansion properties partially offset by a decrease of $10.5 million attributable to our Same Store Facilities as a result of increased cost of operations primarily due to increased property tax expense.
Funds from Operations (“FFO”) and FFO per diluted common share and unit holders (“FFO per share and unit”) are non-GAAP measures defined by Nareit. We believe that FFO and FFO per share and unit are useful to REIT investors and analysts in measuring our performance because Nareit’s definition of FFO excludes items included in net income that do not relate to or are not indicative of our operating and financial performance. FFO represents net income before real estate-related depreciation and amortization, which is excluded because it is based upon historical costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO also excludes gains or losses on sale of real estate assets and real estate impairment charges, which are also based upon historical costs and are impacted by historical depreciation. FFO and FFO per share and unit are not a substitute for net income or earnings per share. FFO is not a substitute for net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.
For the three months ended September 30, 2026, FFO was $3.81 per diluted common share as compared to $4.33 per diluted common share for the same period in 2025, representing a decrease of 12.0%, or $0.52 per diluted common share.

For the nine months ended September 30, 2026, FFO was $12.39 per diluted common share as compared to $11.48 per diluted common share for the same period in 2025, representing an increase of 7.9%, or $0.91 per diluted common share.
We also presents “Core FFO” and “Core FFO per share and unit” non-GAAP measures that represent FFO and FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) charges related to the redemption of preferred shares, (iii) transaction and integration costs related to the NSA acquisition and PS Canada acquisition, (iv) certain other non-cash and/or nonrecurring income or expense items primarily representing, with respect to the periods presented below, the impact of corporate transformation costs, loss contingencies, due diligence costs incurred in pursuit of strategic transactions, cancelled project write-off, realized or unrealized gain or loss on private equity investments and non-hedge designated derivative transactions, income tax benefits from certain discrete items, certain CEO transition-related and executive severance costs, and amortization of assumed debt discounts and acquired non real estate-related intangibles, and (v) the income tax effect of each adjustment calculated by applying the tax rate of the applicable tax jurisdiction. We review Core FFO and Core FFO per share and unit to evaluate our ongoing operating performance, and believe they are used by investors and REIT analysts in a similar manner. However, Core FFO and Core FFO per share and unit are not substitutes for net income and net income per share. Because other REITs may not compute Core FFO or Core FFO per share and unit in the same manner as we do, may not use the same terminology, or may not present such measures, Core FFO and Core FFO per share may not be comparable among REITs.

The following table reconciles net income to FFO and Core FFO and reconciles diluted earnings per share to FFO per share and unit and Core FFO per share and unit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change

	(Amounts in thousands, except per share data)
Reconciliation of Net Income to FFO and Core FFO:
Net income allocable to common shareholders	$312,281	$461,408	(32.3)%	$1,239,327	$1,128,606	9.8%
Eliminate items excluded from FFO:
Real estate-related depreciation and amortization	400,849	287,472		973,344	847,702
Real estate-related depreciation from unconsolidated real estate investment	28,926	14,706		51,087	45,664
Real estate-related depreciation allocated to noncontrolling interests, restricted share unitholders, and unvested LTIP unitholders	(1,045)	(1,417)		(2,963)	(4,677)
Impairment (recovery) write-down of real estate investments	15	119		(195)	3,946
Gains on sale of real estate investments, including our equity share from investment	(27,011)	(502)		(27,355)	(710)
Income allocated to Operating Partnership noncontrolling interest	8,197	$871		11,808	$2,039
FFO allocable to common shareholders and unit holders	$722,212	$762,657	(5.3)%	$2,245,053	$2,022,570	11.0%
Eliminate items excluded from Core FFO:
Adjustments to G&A Expense:
Legal reserves and recoveries	1,800	—		100	290
Corporate transformation costs	1,100	1,376		8,032	3,178
Executive severance and CEO transition costs	7,539	—		15,201	—
Other Non-Core Adjustments:
Transaction and integration expense	114,642	—		119,329	—
Foreign currency exchange (gain) loss	(9,868)	(899)		(68,728)	213,866
Unrealized (gain) loss on private equity investments	(539)	(6,148)		(3,844)	(4,360)
Unrealized (gain) loss on interest rate derivatives	—	—		5,857	—
Amortization of non-real estate intangibles	8,743	113		8,968	338
Income tax provision (benefit)	(22,752)	—		(22,752)	—
Other items	(119)	3,055		1,029	3,454
Core FFO allocable to common shareholders and unit holders	$822,758	$760,154	8.2%	$2,308,245	$2,239,336	3.1%

Reconciliation of Diluted Earnings per Share to FFO per Share and Core FFO per Share:
Diluted earnings per share	$1.69	$2.62	(35.5)%	$6.92	$6.42	7.8%
Impact of the difference in weighted average number of shares – diluted	(0.04)	—		(0.09)	—
Eliminate amounts per share excluded from FFO:
Real estate-related depreciation and amortization	2.26	1.71		5.64	5.03
Impairment (recovery) write-down of real estate investments	—	—		—	0.02
Gains on sale of real estate investments, including our equity share from investment	(0.14)	—		(0.15)	—
Income allocated to Operating Partnership noncontrolling interest	0.04	—		0.07	0.01
FFO per share and unit	$3.81	$4.33	(12.0)%	$12.39	$11.48	7.9%
Eliminate amounts per share excluded from Core FFO:
Adjustments to G&A Expense:
Legal reserves and recoveries	0.01	—		—	—
Corporate transformation costs	0.01	0.01		0.04	0.02
Executive severance and CEO transition costs	0.04	—		0.08	—
Other Non-Core Adjustments:
Transaction and integration expense	0.60	—		0.66	—
Foreign currency exchange (gain) loss	(0.06)	(0.01)		(0.37)	1.21
Unrealized (gain) loss on private equity investments	—	(0.03)		(0.02)	(0.02)
Unrealized (gain) loss on interest rate derivatives	—	—		0.03	—
Amortization of non-real estate intangibles	0.05	—		0.05	—
Income tax provision (benefit)	(0.12)	—		(0.13)	—
Other items	—	0.01		0.01	0.02
Core FFO per share and unit	$4.34	$4.31	0.7%	$12.74	$12.71	0.2%

Diluted weighted average common shares and units outstanding	189,619	176,227		181,147	176,238

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted weighted average number of common shares outstanding	185,110	175,884	179,371	175,916
Weighted average number of OP/Vested LTIPs outstanding	4,509	343	1,776	322
Diluted weighted average common shares and units outstanding	189,619	176,227	181,147	176,238

Analysis of Net Income — Self-Storage Operations
Our self-storage operations are analyzed in four groups: (i) 2,755 facilities that we have owned and operated on a stabilized basis since January 1, 2024 (the “Same Store Facilities”) and, (ii) 881 facilities we acquired since January 1, 2024 or that were acquired prior to 2024 that remain unstabilized since January 1, 2024 (the “Acquired Facilities”), (iii) 121 facilities that have been developed or expanded since January 1, 2021 including those developed or expanded earlier that remain unstabilized since January 1, 2024, or properties that will commence expansion by December 31, 2026 (the “Developed and Expanded Facilities”), and (iv) 15 other facilities, which are otherwise not stabilized with respect to occupancies or rental rates since January 1, 2024 (the “Other Non-Same Store Facilities”). The Acquired Facilities, Developed and Expanded Facilities, and Other Non-Same Store Facilities are collectively referred to as the “Non-Same Store Facilities”. See Note 16 to our September 30, 2026 consolidated financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change (a)	2026	2025	Percentage Change (a)

	(Dollar amounts and square footage in thousands)
Revenues (b):
Same Store Facilities	$1,021,947	$1,017,135	0.5%	$3,029,329	$3,030,595	—%
Acquired Facilities	174,162	70,815	145.9%	328,037	183,781	78.5%
Developed and Expanded Facilities	54,708	46,616	17.4%	154,905	133,427	16.1%
Other Non-Same Store Facilities	3,294	4,271	(22.9)%	9,912	12,690	(21.9)%
Total revenues	1,254,111	1,138,837	10.1%	3,522,183	3,360,493	4.8%

Cost of operations (b):
Same Store Facilities	253,114	252,075	0.4%	774,723	765,505	1.2%
Acquired Facilities	60,475	24,998	141.9%	114,229	65,328	74.9%
Developed and Expanded Facilities	18,372	15,744	16.7%	54,010	44,818	20.5%
Other Non-Same Store Facilities	1,233	1,648	(25.2)%	3,731	4,685	(20.4)%
Total cost of operations	333,194	294,465	13.2%	946,693	880,336	7.5%

Net operating income (c):
Same Store Facilities	768,833	765,060	0.5%	2,254,606	2,265,090	(0.5)%
Acquired Facilities	113,687	45,817	148.1%	213,808	118,453	80.5%
Developed and Expanded Facilities	36,336	30,872	17.7%	100,895	88,609	13.9%
Other Non-Same Store Facilities	2,061	2,623	(21.4)%	6,181	8,005	(22.8)%
Total net operating income	920,917	844,372	9.1%	2,575,490	2,480,157	3.8%

Depreciation and amortization expense:
Same Store Facilities	211,887	214,262	(1.1)%	630,641	651,212	(3.2)%
Acquired Facilities	167,168	55,166	203.0%	280,842	141,789	98.1%
Developed and Expanded Facilities	20,322	17,956	13.2%	60,488	54,417	11.2%
Other Non-Same Store Facilities	4,493	2,867	56.7%	10,154	8,539	18.9%
Total depreciation and amortization	403,870	290,251	39.1%	982,125	855,957	14.7%

Net income (loss):
Same Store Facilities	556,946	550,798	1.1%	1,623,965	1,613,878	0.6%
Acquired Facilities	(53,481)	(9,349)	472.1%	(67,034)	(23,336)	187.3%
Developed and Expanded Facilities	16,014	12,916	24.0%	40,407	34,192	18.2%
Other Non-Same Store Facilities	(2,432)	(244)	896.7%	(3,973)	(534)	644.0%
Total net income	$517,047	$554,121	(6.7)%	$1,593,365	$1,624,200	(1.9)%

Self-Storage Operations (continued)
	Nine Months Ended September 30,
	2026	2025	Percentage Change (a)
Number of facilities at period end:
Same Store Facilities	2,755	2,755	—%
Acquired Facilities	881	270	226.3%
Developed and Expanded Facilities	121	110	10.0%
Other Non-Same Store Facilities	15	17	(11.8)%
Total number of facilities at period end	3,772	3,152	19.7%

Net rentable square footage at period end:
Same Store Facilities	192,126	192,126	—%
Acquired Facilities	63,276	21,813	190.1%
Developed and Expanded Facilities	13,982	12,545	11.5%
Other Non-Same Store Facilities	997	1,186	(15.9)%
Total net rentable square footage at period end	270,381	227,670	18.8%

Square foot occupancy at period end:
Same Store Facilities	90.4%	90.3%	0.1%
Acquired Facilities	84.3%	84.3%	—%
Developed and Expanded Facilities	79.6%	77.3%	2.3%
Other Non-Same Store Facilities	85.3%	77.4%	7.9%
Total square foot occupancy	89.2%	88.9%	0.3%

Annual contract rent per occupied square foot at period end (d):
Same Store Facilities	$22.75	$22.48	1.2%
Acquired Facilities	15.96	15.20	5.0%
Developed and Expanded Facilities	19.49	18.84	3.5%
Other Non-Same Store Facilities	16.62	18.49	(10.1)%
Total annual contract rent per occupied square foot at period end	$21.75	$21.62	0.6%
(a)Represents the absolute nominal change with respect to square foot occupancy, and the percentage change with respect to all other items.
(b)Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities. See “Ancillary Operations” below for more information.
(c)Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. We utilize NOI in determining current property values, evaluating property performance, and evaluating property operating trends. We believe that investors and analysts utilize NOI in a similar manner. NOI is not a substitute for net income, operating cash flow, or other related financial measures, in evaluating our operating results. See Note 16 to our September 30, 2026 consolidated financial statements for a reconciliation of NOI to our total net income for all periods presented.
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

Same Store Facilities

The Same Store Facilities consist of facilities we have owned and operated on a stabilized level of occupancy, revenues, and cost of operations since January 1, 2024. Our Same Store Facilities increased from 2,565 facilities at December 31, 2025 to 2,755 at September 30, 2026. The composition of our Same Store Facilities allows us more effectively to evaluate the ongoing performance of our self-storage portfolio in 2024, 2025, and 2026 and exclude the impact of fill-up of unstabilized facilities, which can significantly affect operating trends. We believe investors and analysts use Same Store Facilities information in a similar manner. However, because other REITs may not compute Same Store Facilities in the same manner as we do, may not use the same terminology or may not present such a measure, Same Store Facilities may not be comparable among REITs.

The following table summarizes the historical operating results (for all periods presented) of these 2,755 facilities (192.1 million net rentable square feet) that represent approximately 71% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2026. It includes various measures and detail that we do not include in the analysis of the developed, acquired, and other Non-Same Store Facilities, due to the relative magnitude and importance of the Same Store Facilities relative to our other self-storage facilities.

Selected Operating Data for the Same Store Facilities (2,755 facilities)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change (e)	2026	2025	Change (e)

	(Dollar amounts in thousands, except for per square foot data)
Revenues (a):
Rental income	$987,155	$982,163	0.5%	$2,926,608	$2,925,736	—%
Late charges and administrative fees	34,792	34,972	(0.5)%	102,721	104,859	(2.0)%
Total revenues	1,021,947	1,017,135	0.5%	3,029,329	3,030,595	—%

Direct cost of operations (a):
Property taxes	101,988	102,793	(0.8)%	319,473	315,204	1.4%
On-site property manager payroll	33,898	34,842	(2.7)%	101,973	103,749	(1.7)%
Repairs and maintenance	23,178	19,747	17.4%	66,609	63,929	4.2%
Utilities	14,788	14,607	1.2%	42,132	42,076	0.1%
Marketing	25,820	22,950	12.5%	70,445	67,332	4.6%
Other direct property costs	26,460	26,746	(1.1)%	82,459	80,692	2.2%
Total direct cost of operations	226,132	221,685	2.0%	683,091	672,982	1.5%
Direct net operating income (b)	795,815	795,450	—%	2,346,238	2,357,613	(0.5)%
Indirect cost of operations (a)	(26,982)	(30,390)	(11.2)%	(91,632)	(92,523)	(1.0)%
Net operating income	768,833	765,060	0.5%	2,254,606	2,265,090	(0.5)%
Depreciation and amortization expense	(211,887)	(214,262)	(1.1)%	(630,641)	(651,212)	(3.2)%
Net income	$556,946	$550,798	1.1%	$1,623,965	$1,613,878	0.6%

Gross margin (before indirect costs, depreciation and amortization expense)	77.9%	78.2%	(0.3)%	77.5%	77.8%	(0.3)%

Gross margin (before depreciation and amortization expense)	75.2%	75.2%	—%	74.4%	74.7%	(0.3)%

Weighted average for the period:
Square foot occupancy	92.2%	91.9%	0.3%	92.0%	91.8%	0.2%

Realized annual rental income per (c):
Occupied square foot	$22.29	$22.24	0.2%	$22.06	$22.12	(0.3)%
Available square foot	$20.54	$20.44	0.5%	$20.30	$20.30	—%

At September 30:
Square foot occupancy				90.4%	90.3%	0.1%
Annual contract rent per occupied square foot (d)				$22.75	$22.48	1.2%

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
Revenues generated by our Same Store Facilities increased 0.5% for the three months ended September 30, 2026 and remained relatively unchanged for the nine months ended September 30, 2026, as compared to the same periods in 2025. Revenues for the three months ended September 30, 2026 increased primarily due to a 0.2% increase in realized annual rent per occupied square foot and a 0.3% increase in average occupancy, partially offset by a 0.5% decrease in Late Charges and Administrative Fees as compared to the same period in 2025. Revenues remained relatively unchanged for the nine months ended September 30, 2026 due primarily to a 0.3% decrease in realized annual rent per occupied square foot and a 2.0% decrease in Late Charges and Administrative Fees, partially offset by a 0.2% increase in average occupancy, as compared to the same period in 2025.
The 0.2% increase in realized annual rent per occupied square foot for the three months ended September 30, 2026, as compared to the same period in 2025, reflected improved rental rates charged to new customers, including a 9.3% increase in average annual contract rent per square foot for customers moving in during the period. For the nine months ended September 30, 2026, realized annual rent per occupied square foot decreased 0.3% as compared to the same period in 2025, as the impact of improved rental rates during the third quarter was more than offset by lower realized rents during the first half of 2026. The weighted average square foot occupancy for our Same Store Facilities was 92.2% and 92.0% for the three and nine months ended September 30, 2026, respectively, representing an increase of 0.3% and 0.2%, respectively, due primarily to lower move-out activity and reduced customer churn.
Move-out activities from our customers decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. Move-out average annual contract rent per square foot decreased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025.

Selected Key Move-in and Move-Out Statistical Data
The following table sets forth average annual contract rent per square foot and total square footage for customers moving in and moving out and churn during the three and nine months ended September 30, 2026 and 2025. Contract rents gained from move-ins and contract rents lost from move-outs included in the table assume move-in and move-out activities occur at the beginning of each period presented. Churn is defined as units moved out during the period, divided by starting occupied units at the beginning of the period. The table also includes promotional discounts, which vary based upon the move-in contractual rates, move-in volume, and percentage of customers moving in who receive the discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change (a)	2026	2025	Change (a)

	(Amounts in thousands, except for per square foot amounts)

Customers moving in during the period:
Average annual contract rent per square foot	$14.66	$13.41	9.3%	$13.39	$13.01	2.9%
Square footage	30,818	33,176	(7.1)%	95,804	102,428	(6.5)%
Contract rents gained from move-ins	$112,948	$111,223	1.6%	$962,112	$999,441	(3.7)%
Promotional discounts given	$16,546	$15,671	5.6%	$49,069	$48,128	2.0%

Customers moving out during the period:
Average annual contract rent per square foot	$19.85	$20.08	(1.1)%	$19.58	$20.04	(2.3)%
Square footage	34,627	36,271	(4.5)%	95,632	102,114	(6.3)%
Contract rents lost from move-outs	$171,836	$182,080	(5.6)%	$1,404,356	$1,534,773	(8.5)%

Same Store Churn	20.8%	21.9%	(1.1)%	56.9%	60.9%	(4.0)%
(a) Represents the absolute nominal change with respect to churn, and the percentage change with respect to all other items.
Analysis of Same Store Cost of Operations
Cost of operations (excluding depreciation and amortization) increased 0.4% and 1.2% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was due to increased repairs and maintenance expense and marketing costs partially offset by lower indirect costs of operations. The increase for the nine months ended September 30, 2026, was due to increased property tax expense, repairs and maintenance and marketing expense partially offset by lower indirect cost of operations.
Property tax expense decreased 0.8% for the three months ended September 30, 2026, as compared to the same period in 2025, as a result of refunds received during the quarter. Property tax expense increased 1.4% for the nine months ended September 30, 2026, as a result of higher assessed values.

Marketing expense includes internet advertising we utilize through our online paid search programs and the operating costs of our website and telephone reservation center. Internet advertising expense, comprising keyword search fees assessed on a “per click” basis, varies based upon demand for self-storage space, the quantity of people inquiring about self-storage through online search, occupancy levels, the number and aggressiveness of bidding competitors, and other factors. These factors are volatile; accordingly, Internet advertising can increase or decrease significantly in the short-term. Our marketing expense increased by 12.5% and 4.6% for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. The increase in marketing expense is due to utilizing a higher volume of online paid search programs to attract new tenants.
Repairs and maintenance expense increased 17.4% and 4.2% for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. Repairs and maintenance expense levels are dependent upon many factors such as (i) damage and equipment malfunctions, (ii) short-term local supply and demand factors for material and labor, and (iii) weather conditions, which can impact costs such as snow removal, roof repairs, and HVAC maintenance and repairs.
Indirect Cost of Operations represents costs related to our supervisory payroll, centralized management costs, and share-based compensation. Indirect Cost of Operations decreased 11.2% and 1.0% for the three and nine months ended September 30, 2026, respectively as compared to the same periods in 2025, primarily due to increased non-same store count and elevated share-based compensation forfeitures.

Acquired Facilities
The Acquired Facilities represent 707 facilities that we acquired in 2026, 2025, and 2024, and 174 facilities that we acquired before 2024 that have not fully stabilized. As a result of the stabilization process and timing of when these facilities were acquired, year-over-year changes can be significant. The following table summarizes the acquisition costs with respect to the Acquired Facilities:

As of September 30, 2026
Costs to acquire (in thousands):
Acquisitions before 2024	$3,083,399
2024 Acquisitions	267,473
2025 Acquisitions	945,586
2026 Acquisitions	7,326,200
$11,622,658
We have been active in acquiring facilities in recent years. Our Acquired Facilities includes a total of 881 facilities with 63.3 million net rentable square feet for a total cost of $11.6 billion. During the three and nine months ended September 30, 2026, these facilities contributed net operating income of $113.7 million and $213.8 million, respectively.
Strategic Acquisitions are a component of Acquired Facilities which represents 550 facilities related to our acquisitions of NSA and PS Canada. During the three months ended September 30, 2026 these facilities contributed net operating income of $58.6 million.
We remain active in seeking to acquire additional self-storage facilities. Future acquisition volume may be impacted by cost of capital and overall macro-economic uncertainties. During the nine months ended September 30, 2026, we acquired 598 self-storage facilities across 28 states and Canada with 40.5 million net rentable square feet for $7.3 billion. Subsequent to September 30, 2026, we acquired or were under contract to acquire 17 self-storage facilities across twelve states with 1.3 million net rentable square feet for $211.5 million. Our total acquisitions planned or completed through September 30, 2026, excluding the acquisitions of NSA and PS Canada, amount to $713.2 million.

Developed and Expanded Facilities
The Developed and Expanded Facilities include 113 facilities that were developed on new sites or expanded to increase their net rentable square footage that are not fully stabilized and 8 expansion projects that are currently in process at September 30, 2026. The following table summarizes the development costs with respect to the Developed and Expanded Facilities:

As of September 30, 2026
Costs to develop (in thousands):
Developed and Expanded before 2024	$1,007,794
Developed and Expanded in 2024	325,295
Developed and Expanded in 2025	390,326
Developed and Expanded in 2026	84,090
$1,807,505
Our Developed and Expanded Facilities includes a total of 121 self-storage facilities with 14.0 million net rentable square feet. For development and expansions completed by September 30, 2026, we incurred a total cost of $1.8 billion. During the three and nine months ended September 30, 2026, Developed and Expanded Facilities contributed net operating income of $36.3 million and $100.9 million, respectively.
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
We expect to add a total of 1.3 million net rentable square feet of storage space by expanding existing self-storage facilities for an aggregate development cost of approximately $217.8 million. At September 30, 2026, we had 37 additional facilities in development, which we expect will have a total of 3.3 million net rentable square feet of storage space and have an aggregate development cost of approximately $571.2 million. We expect these facilities to open over the next 18 to 24 months.
As of September 30, 2026, we have ongoing development and expansion projects that we estimate will have an aggregate development cost of approximately $789.0 million.
Other Non-Same Store Facilities
The “Other Non-Same Store Facilities” represent facilities damaged in casualty events such as hurricanes, floods, and fires.
The Other Non-Same Store Facilities have an aggregate of 1.0 million net rentable square feet at September 30, 2026. As of September 30, 2026 and 2025, the average occupancy for these facilities totaled 85.3% and 77.4%, respectively, and the annual contract rent per occupied square foot totaled $16.62 and $18.49 as of September 30, 2026 and 2025, respectively.
Depreciation and amortization expense
Depreciation and amortization expense for Self-Storage Operations increased $113.6 million and $126.2 million for the three and nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to acquired facilities and newly developed and expanded facilities.

Ancillary Operations
Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by customers in our self-storage facilities, sale of merchandise at our self-storage facilities, and management fees related to properties we manage through our joint venture investments and agreements with unrelated third parties. Ancillary revenues and expenses also include amounts related to Strategic Acquisitions. During the period ended September 30, 2026, Ancillary net operating income related to our Strategic Acquisitions was $9.2 million. The following table sets forth our ancillary operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$77,067	$64,007	20.4%	$212,482	$185,382	14.6%
Merchandise	6,388	6,138	4.1%	19,549	18,948	3.2%
Management Fees	28,624	15,061	90.1%	62,598	43,498	43.9%
Total revenues	112,079	85,206	31.5%	294,629	247,828	18.9%
Cost of operations:
Tenant reinsurance	18,382	17,766	3.5%	46,946	45,202	3.9%
Merchandise	4,025	4,114	(2.2)%	13,095	12,842	2.0%
Management Fees	21,291	14,505	46.8%	54,207	42,322	28.1%
Total cost of operations	43,698	36,385	20.1%	114,248	100,366	13.8%
Net operating income (loss):
Tenant reinsurance	58,685	46,241	26.9%	165,536	140,180	18.1%
Merchandise	2,363	2,024	16.7%	6,454	6,106	5.7%
Management Fees	7,333	556	1,218.9%	8,391	1,176	613.5%
Total net operating income	$68,381	$48,821	40.1%	$180,381	$147,462	22.3%
Tenant reinsurance operations: Tenant reinsurance premium revenue increased 20.4% and 14.6% for the three and nine months ended September 30, 2026, respectively, over the same periods in 2025, as a result of an increase in our customer base with respect to acquired, newly developed, and expanded facilities and the third party properties we manage, as well as higher insurance coverage and premium rates in our customers base at our same store facilities. Tenant reinsurance premium revenue generated from customers at our Same Store Facilities were $54.7 million and $159.7 million for the three and nine months ended September 30, 2026, respectively, representing a 7.6% and 6.9% increase, respectively, over the same periods in 2025.
Cost of operations primarily includes claims paid as well as claims adjustment expenses. Claims expenses vary based upon the number of insured customers and the volume of events that drive covered losses, such as burglary, as well as catastrophic weather events affecting properties such as hurricanes and floods. Tenant reinsurance cost of operations increased 3.5% and 3.9% for the three and nine months ended September 30, 2026, respectively, as compared the same periods in 2025, primarily due to increased claim volumes and expenses related to flooding and burglary as well as increased access fees we paid to the third-party owners of properties we manage driven by the significant growth of our third-party property management program.
We expect tenant reinsurance operations to grow as we roll out insurance policies with increased coverage and higher premiums in 2026, and as we continue to increase the customers base at our newly acquired and developed facilities.

Management Fees: At September 30, 2026, in our property management program, we managed 417 facilities (30.8 million net rentable square feet) for unrelated third parties and were under contract to manage 76 additional facilities (4.6 million net rentable square feet), including 70 facilities that are currently under construction. As part of the NSA acquisition we acquired management contracts to manage properties in various joint ventures. Management fees increased $13.6 million and $19.1 million for the three and nine months ended September 30, 2026, respectively, as compared to 2025, primarily as a result of the new management agreements acquired during the period.
Analysis of items not allocated to segments
Equity in earnings (loss) of unconsolidated real estate entities: We account for our equity investment in Shurgard, the Legacy NSA JVs, and the PS-NSA JV, using the equity method and record our pro-rata share of net income. For the three and nine months ended September 30, 2026, we recognized a loss of $5.5 million and earnings of $6.3 million, respectively, as compared to earnings of $3.7 million and $5.1 million for the same periods in 2025. Included in our equity earnings were $28.9 million and $51.1 million of our share of depreciation and amortization expense for the three and nine months ended September 30, 2026, respectively, as compared to $14.7 million and $45.7 million for the same periods in 2025. The increase from the prior year in depreciation was due to the addition of the Legacy NSA JVs and PS-NSA JV. The decline in equity in earnings for the three months ended September 30, 2026 was primarily attributable to incremental depreciation and amortization associated with these investments.
Real estate acquisition and development expense: For the three and nine months ended September 30, 2026, we incurred a total of $4.3 million and $11.9 million, respectively, of internal and external expenses related to our acquisition and development of real estate facilities, as compared to $2.8 million and $12.8 million for the same periods in 2025. These amounts are net of $4.2 million and $10.2 million for the three and nine months ended September 30, 2026, respectively, in development costs that were capitalized to newly developed and redeveloped self-storage facilities, as compared to $3.5 million and $10.3 million for the same periods in 2025. The year-over-year change of real estate acquisition and development expense was primarily due to the recognition of a $3.9 million impairment write-down of certain land development parcels that were marketed for sale during the nine months ended September 30, 2025, as compared to a $0.2 million impairment recovery for the same period in 2026.
General and administrative expense: For the three and nine months ended September 30, 2026, general and administrative expense increased $9.5 million and $28.6 million, respectively, as compared to the same periods in 2025. The $28.6 million year-over-year increase was primarily related to (i) a $15.2 million increase in executive severance and CEO transition costs, (ii) a $4.9 million increase in corporate transformation costs and (iii) a $3.5 million increase in executive labor costs costs.
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
Transaction and Integration Costs: During the nine months ended September 30, 2026, we incurred transaction and integration costs related to the acquisitions of NSA and PS Canada, of which $119.3 million was recognized as an expense in the Consolidated Statements of Income.
Gain on Sale of Real Estate: During the nine months ended September 30, 2026, we recorded $27.4 million in gains, primarily in connection with the disposition of a real estate facility pursuant to eminent domain proceedings.

Interest and other income (expense): The following table sets forth our interest and other income (expense):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(Amounts in thousands)

Interest earned on cash balances	$8,558	$8,598	$(40)	$18,839	$23,668	$(4,829)
Commercial operations	2,092	1,849	243	6,556	7,203	(647)
Interest earned on notes receivable, net	1,568	1,733	(165)	7,249	2,976	4,273
Unrealized gain (loss) on private equity investments	539	6,148	(5,609)	3,844	4,360	(516)
Unrealized gain (loss) on interest rate derivatives	—	—	—	(5,857)	—	(5,857)
Other	2,186	2,684	(498)	8,967	8,828	139
Total	$14,943	$21,012	$(6,069)	$39,598	$47,035	$(7,437)
Interest earned on cash balances was relatively flat for the three months ended September 30, 2026 and decreased $4.8 million during the nine months ended September 30, 2026 as compared to the same periods in 2025, due primarily to lower average cash balances. As described in Note 8, during the nine months ended September 30, 2026, we incurred $5.9 million in unrealized losses on swaps that did not qualify for hedge accounting. The swaps were subsequently modified and designated as cash flow hedges in the second quarter.
Interest expense: For the three and nine months ended September 30, 2026, we incurred $104.0 million and $271.2 million, respectively, of interest on our outstanding notes payable, as compared to $81.6 million and $228.3 million for the same periods in 2025. In determining interest expense, these amounts were offset by capitalized interest of $1.5 million and $3.9 million during the three and nine months ended September 30, 2026, respectively, associated with our development activities, as compared to $1.9 million and $5.0 million for the same periods in 2025. The increase of interest expense for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 is due to the issuance of U.S. Dollar, Canadian Dollar and euro-denominated unsecured notes in 2025 and 2026 partially offset by $0.2 million of interest expense benefit amortized from accumulated other comprehensive income from settled interest rate swaps designated as cash flow hedges. At September 30, 2026, we had $12.1 billion of notes payable outstanding, with a weighted average interest rate of approximately 3.6%.
Foreign currency exchange gain (loss): For the three and nine months ended September 30, 2026, we recorded foreign currency gains of $9.9 million and $68.7 million, respectively, representing primarily the changes in the U.S. Dollar equivalent of our Euro-denominated unsecured notes due to fluctuations in exchange rates, as compared to foreign currency gains of $0.9 million and losses of $213.9 million, for the three and nine months ended September 30, 2025, respectively. Future gains and losses on foreign currency will be dependent upon changes in the relative value of the Euro to the U.S. Dollar and the level of Euro-denominated notes payable outstanding.
Income tax (provision) benefit: We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to shareholders. For the three and nine months ended September 30, 2026, we recorded income tax benefits totaling $15.0 million and $10.8 million, respectively compared to income tax provisions of $2.8 million and $7.5 million for the same periods in 2025. The year-over-year change was primarily driven by a $16.7 million deferred tax benefit resulting from the partial release of a valuation allowance on deferred tax assets, primarily related to federal solar tax credits, in connection with deferred tax liabilities recognized in the NSA acquisition, partially offset by state, foreign and TRS income taxes.

Liquidity and Capital Resources
Overview and our Sources of Capital

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
Our revolving line of credit has a borrowing limit of $3.0 billion. As of September 30, 2026, there were no borrowings outstanding on the revolving line of credit. We do have approximately $40.2 million of outstanding letters of credit, which reduce the amount otherwise available for borrowing under the revolving line of credit. Our line of credit matures on June 25, 2030.
Pursuant to our ATM program, we may, from time to time, sell common shares through participating agents up to an aggregate gross sales price of $2.0 billion on the open market or in privately negotiated transactions. Since the inception of the program in December 2024, we have issued a total of 184,390 common shares on the open market for an aggregate gross sales price of $61.4 million and received net proceeds of approximately $60.3 million after issuance costs. During the nine months ended September 30, 2026, we entered into forward sales agreements under our ATM program for a total of 1,230,141 common shares representing expected gross proceeds of $401.7 million and net proceeds of $399.2 million. After giving effect to these forward sales agreements, approximately $1.5 billion remained available for future sales under our ATM program as of September 30, 2026.
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
Our current and expected capital resources include: (i) $560.4 million of cash as of September 30, 2026, (ii) unsettled forward sales agreements under our ATM program representing expected net proceeds of $399.2 million, and (iii) approximately $600 million of expected retained operating cash flow over the next twelve months based on 2026 operating results which are expected to continue or improve. Additionally, we had $3.0 billion of revolving line of credit, and $800 million of commercial paper note available borrowing capacity at September 30, 2026. We believe that the cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing cash requirements for interest payments on debt, maintenance capital expenditures, and distributions to our shareholders for the foreseeable future.

As described below, as of September 30, 2026, our current committed cash requirements consist of (i) $211.5 million in property acquisitions currently under contract, (ii) $466.6 million of remaining spending on our current development pipeline, which will be incurred primarily in the next 18 to 24 months, (iii) unfunded loan commitments of $23.1 million under the lending program expected to close in the next twelve months, (iv) approximately $2.1 billion in scheduled principal repayments on our unsecured notes and outstanding commercial paper in the next twelve months, and (v) $74.1 million in unfunded commitments related to our private equity and joint venture investments. We plan to refinance these unsecured notes as they come due through either cash generated from operations, the issuance of additional debt, settlement of our forward sale ATM contracts or borrowings under the Company's credit facility.
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
Required Debt Repayments: As of September 30, 2026, the principal outstanding on our long-term debt totaled approximately $12.1 billion, consisting of $9.6 billion of U.S. Dollar denominated unsecured notes payable, $2.0 billion of Euro-denominated unsecured notes payable, $281.6 million of Canadian-denominated unsecured notes payable, and $174.4 million of mortgage notes payable. In addition, we had $200.0 million of commercial paper outstanding as of September 30, 2026. Approximate principal maturities and interest payments are as follows:

	Principal	Interest	Total

	(Amounts in Thousands)

Remainder of 2026	$650,035	$192,529	$842,564
2027	1,285,046	393,143	1,678,189
2028	1,288,129	353,246	1,641,375
2029	1,000,088	313,405	1,313,493
2030	1,270,029	281,713	1,551,742
Thereafter	6,600,927	2,607,634	9,208,561
	$12,094,254	$4,141,670	$16,235,924

We have $650.0 million, $700.0 million, and $500.0 million of our U.S. Dollar denominated unsecured notes that mature on November 9, 2026, April 16, 2027, and September 15, 2027, respectively. We plan to repay these notes as they come due through either cash generated from operations or the issuance of additional debt.
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

We spent $117 million on capital expenditures to maintain real estate facilities in the nine months ended September 30, 2026, and expect to spend approximately $170 million for the full year 2026. In addition to maintenance, we spent approximately $34 million during the nine months ended September 30, 2026 on property enhancements, such as acquisition rebrandings and commercial conversions. Lastly, we spent $47 million on energy efficient upgrades through the installation of solar panels, heat pumps, and LED lights in the nine months ended September 30, 2026, and expect to spend approximately $60 million for the full year 2026.
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
The annual distribution requirement with respect to our preferred shares outstanding at September 30, 2026 is approximately $217.6 million per year.
Real Estate Investment Activities: We continue to seek to acquire additional self-storage facilities from third parties. Subsequent to September 30, 2026, we acquired or were under contract to acquire 17 self-storage facilities across twelve states with 1.3 million net rentable square feet for $211.5 million.
As of September 30, 2026, we had development and expansion projects at a total cost of approximately $788.9 million. Costs incurred through September 30, 2026 were $322.3 million, with the remaining cost to complete of $466.6 million expected to be incurred primarily in the next 18 to 24 months. Some of these projects are subject to contingencies such as entitlement approval. We expect to continue to seek to add projects to maintain and increase our robust pipeline. Our ability to do so continues to be challenged by various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage facilities in certain municipalities.
Financing and Capital Commitments: We offer loan financing, primarily through bridge loans, to third-party self-storage owners for operating properties that we manage. As of September 30, 2026, we had unfunded loan commitments of $23.1 million expected to close in the next twelve months, subject to the satisfaction of certain conditions. Additionally, we have unfunded commitments related to our private equity and joint venture investments totaling $74.1 million at September 30, 2026, which may be called at any time during the prescribed time periods.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company uses derivative instruments to manage its exposure to interest rates and foreign exchange rates. See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional interest rate and cross currency swaps executed during the nine months ended September 30, 2026, and the debt issuances, which are described further in Note 9.
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
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.
ITEM 1A.    Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2025, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors described in the “Risk Factors” section in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026, other than those disclosed below.
In addition, in considering the forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward-Looking Statements at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q.
We may be unable to successfully integrate the operations of NSA and PS Canada with ours and may not realize the anticipated synergies and other benefits of the transactions or do so within the anticipated time frame.
We expect to realize synergies and other benefits from our recent acquisitions of NSA and PS Canada. However, we have been devoting significant management attention and resources to integrating the operations of these companies with our own and expect to continue to do so in the future. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine the businesses with ours in a manner that permits us to achieve the cost savings anticipated to result from the transactions;
•the failure to integrate operations and internal systems, programs and controls;
•loss of customers, joint venture partners and other commercial relationships;
•the complexities associated with managing the combined company, including the complexity of managing related joint ventures;
•the additional complexities of combining companies with different histories, cultures, markets, strategies and customer bases;
•the failure to retain key employees;
•the disruption of ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the transactions; and
•performance shortfalls as a result of the diversion of management’s attention caused by the acquisitions and integration.
Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, employees and other commercial relationships. As a result, the anticipated benefits of the transactions may not be realized fully within the expected time frame or at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations and growth prospects.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Public Storage OP, L.P.

During the three months ended September 30, 2026, Public Storage OP, L.P. issued 4,125,017 and 2,762,108 OP Units in Public Storage OP, L.P in connection with the Company’s acquisitions of NSA and PS Canada, respectively. During the three months ended September 30, 2026, Public Storage OP, L.P. issued 660,371 Series T-1 preferred units to former holders of NSA OP, L.P.’s Series A-1 preferred units. The common and preferred units were issued in reliance upon the exemption from registration provided by Section 4(a)(2).
Common Share Repurchases
In May 2008, our Board authorized a share repurchase program of up to 35,000,000 of our common shares. There is no expiration date to our common share repurchase program and there are 10,551,219 common shares that may yet be repurchased under our repurchase program as of September 30, 2026. Under the repurchase program, management may repurchase our common shares on the open market or in privately negotiated transactions. During the three months ended September 30, 2026, we did not repurchase any of our common shares. From the inception of the repurchase program through October 26, 2026, we have repurchased a total of 24,448,781 common shares at an aggregate cost of approximately $879.1 million. We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.
ITEM 5.    Other Information
During the three months ended September 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

4.2
Twenty-Fourth Supplemental Indenture, dated as of July 20, 2026, among Public Storage Operating Company, Public Storage and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 20, 2026 and incorporated by reference herein.

4.3
Indenture, dated as of September 16, 2026, among PS Canada Finance ULC, Public Storage, Public Storage Operating Company and Computershare Trust Company, N.A., as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 16, 2026 and incorporated by reference herein.

4.4
First Supplemental Indenture, dated as of September 16, 2026, among PS Canada Finance ULC, Public Storage, Public Storage Operating Company and Computershare Trust Company, N.A., as trustee. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 16, 2026 and incorporated by reference herein.

10.1
First Amendment to Exhibit J to the Amended and Restated Agreement of Limited Partnership of Public Storage OP, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2026 and incorporated by reference herein.

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

DATED: October 26, 2026
PUBLIC STORAGE
By:	/s/ Joseph D. Fisher
Joseph D. Fisher President and Chief Financial Officer (Principal Financial Officer)